Form 10-Q
period 2013-09-30
AGIOS PHARMACEUTICALS INC
filed 2013-11-07
CIK 1439222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on November 1, 2013: 31,171,169

AGIOS PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2013	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$106,011	$91,297
Marketable securities	88,945	36,679
Prepaid expenses and other current assets	2,616	922
Deferred tax assets	1,246	1,246

Total current assets	198,818	130,144

Marketable securities	13,412	—
Property and equipment, net	3,551	3,565
Restricted cash	571	571
Deferred tax assets, net of current portion	2,706	2,706
Other assets	11	22

Total assets	$219,069	$137,008

Liabilities, convertible preferred stock, and stockholders’ deficit
Current liabilities:
Accounts payable	$2,140	$3,308
Accrued expenses	4,764	1,708
Income taxes payable	5,257	4,875
Deferred revenue	25,072	25,072
Other current liabilities	144	150

Total current liabilities	37,377	35,113
Deferred revenue, net of current portion	38,835	57,639
Other non-current liabilities	262	358

Series A convertible preferred stock, $0.001 par value; 0 and 33,188,889 shares authorized, issued and outstanding at September 30, 2013 and December 31, 2012, respectively; aggregate liquidation preference of $0 and $40,973 at September 30, 2013 and December 31, 2012, respectively	—	32,940
Series B convertible preferred stock, $0.001 par value; 0 and 5,190,551 shares authorized, issued and outstanding at September 30, 2013 and December 31, 2012, respectively; aggregate liquidation preference of $0 and $10,232 at September 30, 2013 and December 31, 2012, respectively	—	5,681
Series C convertible preferred stock, $0.001 par value; 0 and 15,882,389 shares authorized, issued and outstanding at September 30, 2013 and December 31, 2012, respectively; aggregate liquidation preference of $0 and $83,252 at September 30, 2013 and December 31, 2012, respectively	—	77,301

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized at September 30, 2013 and none authorized at December 31, 2012; none issued and outstanding at September 30, 2013	—	—
Common stock, $0.001 par value; 125,000,000 and 78,300,000 authorized at September 30, 2013 and December 31, 2012, respectively, and 31,074,168 and 3,616,101 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	31	3
Additional paid-in capital	243,601	2,012
Accumulated other comprehensive income (loss)	25	(2)
Accumulated deficit	(101,062)	(74,037)

Total stockholders’ equity (deficit)	142,595	(72,024)

Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$219,069	$137,008

See accompanying notes.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Collaboration revenue	$6,268	$6,268	$18,804	$18,804
Grant revenue	—	—	—	20

Total revenue	6,268	6,268	18,804	18,824

Operating expenses:

Research and development	14,803	9,798	39,223	29,812
General and administrative	2,534	1,580	6,222	5,510

Total operating expenses	17,337	11,378	45,445	35,322

Loss from operations	(11,069)	(5,110)	(26,641)	(16,498)
Interest income	13	13	26	61

Loss before provision (benefit) for income taxes	(11,056)	(5,097)	(26,615)	(16,437)
Provision (benefit) for income taxes	121	(452)	410	(1,648)

Net loss	(11,177)	(4,645)	(27,025)	(14,789)

Cumulative preferred stock dividends	567	1,798	4,162	5,393

Net loss applicable to common stockholders	$(10,610)	$(2,847)	$(22,863)	$(9,396)

Net loss per share applicable to common stockholders – basic and diluted	$(0.47)	$(0.83)	$(2.26)	$(2.81)

Weighted-average number of common shares used in net loss per share applicable to common stockholders – basic and diluted	22,744,486	3,439,105	10,111,735	3,348,372

See accompanying notes.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss	$(11,177)	$(4,645)	$(27,025)	$(14,789)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	30	1	27	(24)

Comprehensive loss	$(11,147)	$(4,644)	$(26,998)	$(14,813)

See accompanying notes.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012

Operating activities
Net loss	$(27,025)	$(14,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,100	856
Stock-based compensation expense	1,865	359
Deferred taxes	—	4,789
Amortization (accretion) of premium (discount) on investments	81	232
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,684)	(460)
Accounts payable	(1,178)	(581)
Accrued expenses and other liabilities	2,480	404
Income taxes payable	382	(9,925)
Deferred revenue	(18,804)	(18,804)

Net cash used in operating activities	(42,783)	(37,919)

Investing activities
Purchases of marketable securities	(119,498)	(71,110)
Proceeds from maturities and sales of marketable securities	53,766	75,764
Purchases of property and equipment	(1,075)	(1,449)

Net cash (used in) provided by investing activities	(66,807)	3,205

Financing activities
Proceeds from initial public offering and private placement of common stock	124,204	—
Net proceeds from stock option exercises	100	88

Net cash provided by financing activities	124,304	88

Net increase (decrease) in cash and cash equivalents	14,714	(34,626)
Cash and cash equivalents at beginning of the period	91,297	117,661

Cash and cash equivalents at end of the period	$106,011	$83,035

Non-cash financing activities
Conversion of convertible preferred stock into common stock	115,923	—
Initial public offering costs incurred but unpaid at period end	474	—

Supplemental cash flow information
Cash paid for income taxes	—	3,549

See accompanying notes.

Agios Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

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

The unaudited condensed consolidated interim balance sheet as of September 30, 2013, the condensed consolidated interim statements of operations and comprehensive loss for the three and nine months ended September 30, 2013 and 2012 and the condensed consolidated interim statements of cash flows for the nine months ended September 30, 2013 and 2012 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 30, 2013, its results of operations for the three and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012. The financial data and the other financial information disclosed in these notes to the condensed consolidated interim financial statements related to the three and nine month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other future annual or interim period. The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Prospectus filed with the SEC pursuant to Rule 424(b)(4) on July 24, 2013 (the “Prospectus”).

The Company’s consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiary, Agios Securities Corporation. All intercompany transactions have been eliminated in consolidation. The condensed consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

On July 29, 2013, the Company closed an initial public offering (“IPO”) of its common stock, which resulted in the sale of 6,772,221 shares of its common stock at a public offering price of $18.00 per share, before underwriting discounts, including 883,333 shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares at the public offering price to cover over-allotments. The Company received net proceeds from the IPO of $111.0 million, after deducting underwriting discounts, commissions, and expenses payable by the Company. Additionally, an affiliate of Celgene Corporation (“Celgene”), the Company’s cancer metabolism strategic alliance partner, purchased 708,333 shares of common stock in a separate private placement concurrent with the completion of the IPO at a purchase price of $18.00 per share for aggregate proceeds of $12.8 million.

In connection with preparing for the IPO, the Company’s Board of Directors and stockholders approved a 1-for-2.75 reverse stock split of the Company’s common stock. The reverse stock split became effective on July 11, 2013. All share and per share amounts in the condensed consolidated interim financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. In connection with the closing of the IPO, all of the Company’s outstanding convertible preferred stock automatically converted to common stock as of July 29, 2013, resulting in an additional 19,731,564 shares of common stock of the Company becoming outstanding. The significant increase in common stock outstanding in July 2013 is expected to impact the year-over-year comparability of the Company’s net loss per share calculations.

2. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in the Prospectus.

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

The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of September 30, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total

Cash equivalents	$103,850	$—	$—	$103,850
Marketable securities:
Certificates of deposit	—	6,435	—	6,435
U.S. Treasuries	95,922	—	—	95,922

	$199,772	$6,435	$—	$206,207

The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total

Cash equivalents	$89,062	$—	$—	$89,062
Marketable securities:
Certificates of deposit	—	7,384	—	7,384
U.S. Treasuries	29,295	—	—	29,295

	$118,357	$7,384	$—	$125,741

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. The Company validates the prices provided by its third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2013 or December 31, 2012.

There have been no changes to the valuation methods during the three or nine months ended September 30, 2013 and 2012. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three or nine months ended September 30, 2013 and 2012 or the year ended December 31, 2012. The Company had no financial assets or liabilities that were classified as Level 3 at any point during the three or nine months ended September 30, 2013 and 2012 or the year ended December 31, 2012.

4. Marketable Securities

Marketable securities at September 30, 2013 and December 31, 2012 consisted primarily of investments in U.S. Treasuries. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit) and a component of total comprehensive loss in the condensed consolidated interim statements of comprehensive loss, until realized. The fair value of these securities is based on quoted prices for identical or similar assets. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on marketable securities for the three or nine months ended September 30, 2013.

The Company reviews marketable securities for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the condensed consolidated interim statements of operations if the Company has experienced a credit loss, has the intent to sell the marketable security, or if it is more likely than not that the Company will be required to sell the marketable security before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period.

Marketable securities at September 30, 2013 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Short-term:
Certificates of deposit	$6,440	$—	$(5)	$6,435
U.S. Treasuries	82,490	20	—	82,510
Long-term:
U.S. Treasuries	13,402	10	—	13,412

	$102,332	$30	$(5)	$102,357

Marketable securities at December 31, 2012 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Short-term:
Certificates of deposit	$7,386	$—	$(2)	$7,384
U.S. Treasuries	29,295	—	—	29,295

	$36,681	$—	$(2)	$36,679

At September 30, 2013, the Company held both short- and long-term investments. All of the investments held at December 31, 2012 were short-term investments. Investments classified as short-term have maturities of less than one year. Investments classified as long-term are those that (i) have maturities of one to two years and (ii) management does not intend to liquidate within the next 12 months, although these funds are available for use and therefore classified as available-for-sale.

At September 30, 2013 and December 31, 2012, the Company held 26 and 30 debt securities that were in an unrealized loss position for less than one year, respectively. The aggregate fair value of debt securities in an unrealized loss position at September 30, 2013 and December 31, 2012 was $6.2 million and $13.7 million, respectively. There were no individual securities that were in a significant unrealized loss position as of September 30, 2013 and December 31, 2012. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of September 30, 2013 and December 31, 2012.

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

Under the terms of the agreement, the Company received an upfront payment of approximately $121.2 million. In addition, Celgene purchased 5,190,551 shares of Series B convertible preferred stock (“Series B Preferred Stock”) at a price of $1.70 per share, resulting in net proceeds of approximately $8.8 million. The Company determined the price paid by Celgene for the Series B Preferred Stock represented a premium over the fair value of the Company’s Series B Preferred Stock as determined by the implied value of the Series B Preferred Stock pursuant to a contemporaneous valuation analysis that allocated the equity value of the Company to the various classes of securities. The Company accounted for the $3.1 million premium as additional consideration under the agreement and the Series B Preferred Stock was recorded at its fair value of $5.7 million. In connection with the 1-for-2.75 reverse stock split of the Company’s common stock, the shares of Series B Preferred Stock converted into 1,887,473 shares of common stock at the closing of the IPO.

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

In October 2011, the agreement was amended to extend the term of the initial discovery period from three to four years, to April 2014. The amendment was not deemed to be a material modification to the arrangement since there were no changes in the deliverables or the total arrangement consideration, as the provisions of the original agreement provided Celgene with the option to extend the research period for the same consideration. Celgene made a payment to the Company of $20.0 million pursuant to the amendment. The payment was combined with the unamortized upfront payment and premium and is being recognized as revenue on a straight-line basis over the performance period. The Company may also be eligible to receive up to $40.0 million in extension payments to extend the discovery phase until April 2016.

The Company recorded revenue of approximately $6.3 million in the three months ended September 30, 2013 and 2012 and $18.8 million in the nine months ended September 30, 2013 and 2012.

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

The Company is also eligible to receive additional milestone payments specific to co-commercialized licensed programs and split licensed programs. Each co-commercialized licensed program is eligible to receive a minimum one-time payment of $5.0 million upon the enrollment of the last patient in a phase 1 multiple ascending dose study. In addition, the Company is eligible to receive a substantive milestone payment of $22.5 million upon achievement of an early clinical development milestone event for certain co-commercialized licensed programs. The first split licensed program under the collaboration is eligible to receive a one-time payment of $25.0 million upon the dosing of the last patient in a Company-sponsored phase 2 clinical trial. The Company may also receive royalties at tiered, low to mid-teen percentage rates on sales and has the option to participate in the development and commercialization of certain products in the United States. As of September 30, 2013 the Company has not received any milestone or royalty payments under the agreement. The next potential milestone that the Company might be entitled to receive under this agreement is $5.0 million upon enrollment of the last patient in a phase 1 multiple ascending dose study, unless such program becomes a split licensed program.

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

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Accrued compensation	$1,450	$1,124
Accrued contracted research costs	1,396	410
Accrued professional fees	1,492	109
Accrued other	426	65

Total	$4,764	$1,708

7. Share-Based Payments

2013 Stock Incentive Plan

In June 2013, the Company’s board of directors adopted, and in July 2013, the Company’s stockholders approved, the 2013 Stock Incentive Plan (the “2013 Plan”). The 2013 Plan became effective upon the closing of the IPO and provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The Company will grant no further stock options or other awards under the 2007 Stock Incentive Plan (the “2007 Plan”). Any options or awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remain outstanding and effective. As of September 30, 2013, the total number of shares reserved under all equity plans is 5,988,732, and the Company had 746,941 shares available for future issuance under such plans. The 2013 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2014 and continuing until the expiration of the 2013 Plan, equal to the lesser of (i) 2,000,000 shares of Common Stock, (ii) 4% of the outstanding shares of Common Stock on such date or (iii) an amount determined by the Company’s board of directors.

The following table summarizes the activity of the all stock incentive plans for the nine months ended September 30, 2013:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2012	3,145,544	$0.88	7.72	$15,402
Granted	894,413	12.95
Exercised	(85,920)	0.69
Forfeited	(48,105)	1.99

Outstanding at September 30, 2013	3,905,932	3.63	7.58	95,013

Exercisable at September 30, 2013	2,220,701	0.62	6.54	60,719

Vested and expected to vest at September 30, 2013	3,115,443	2.84	7.20	78,274

The weighted-average grant date fair value of options granted was $16.30, $2.41, $9.83 and $1.81 during the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, respectively. The total intrinsic value of options exercised was $0.2 million, $0.1 million, $0.6 million, and $0.3 million during the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, respectively.

At September 30, 2013, the total unrecognized compensation expense related to unvested stock option awards, including estimated forfeitures, was $5.8 million, which the Company expects to recognize over a weighted-average period of approximately 3.6 years. The Company also has unrecognized stock-based compensation expense of $2.8 million related to stock options with performance-based vesting criteria that are not considered probable of achievement as of September 30, 2013; therefore the Company has not yet begun to recognize the expense on these awards.

Restricted Stock and Early Exercise of Stock Options

At September 30, 2013, there were 36,568 shares of unvested restricted stock which remain subject to the Company’s right of repurchase.

Unvested restricted stock activity for the nine months ended September 30, 2013 is summarized as follows:

Nine Months Ended September 30, 2013
Unvested shares beginning of period	160,053
Vested	(123,485)

Unvested shares end of period	36,568

Performance-Based Stock Option Grants

During the nine months ended September 30, 2013 and 2012, the Company granted options to purchase 355,454 and 375,636, shares of common stock, respectively, to employees, including executive officers, which contain both performance-based and service-based vesting criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain preclinical and clinical development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. During the three and nine months ended September 30, 2013 management assessed the probability of achieving the milestones and determined that certain performance-based milestones are probable of achievement as of September 30, 2013. Accordingly, the Company recorded stock-based compensation expense of $0.1 million and $0.3 million during the three and nine months ended September 30, 2013, respectively. There were no such milestones that were deemed probable of achievement during the three and nine months ended September 30, 2012 and as such, no stock-based compensation expense related to performance-based milestones was recorded during the periods. The remaining milestones were not deemed to be probable of achievement as of September 30, 2013.

Stock-Based Compensation Expense

During the three and nine months ended September 30, 2013 and 2012, the Company recorded stock-based compensation expense for employee and non-employee stock options and restricted stock, which was allocated as follows in the condensed consolidated interim statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development expense	$919	$137	$1,452	$263
General and administrative expense	193	33	413	96

	$1,112	$170	$1,865	$359

The fair value of each stock option granted to employees is estimated on the date of grant and for non-employees on each vesting and reporting date using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used in calculating the fair value of the awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Risk-free interest rate	1.73%	0.82%	1.23%	1.12%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.09	5.89	6.36	6.12
Expected volatility	94.25%	89.44%	92.60%	98.65%

8. Income Taxes

The provision (benefit) for income taxes is as follows for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Current:
Federal	$121	$(1,924)	$410	$(6,437)
State	—	—	—	—

Total current	121	(1,924)	410	(6,437)

Deferred:
Federal	—	1,472	—	4,789
State	—	—	—	—

Total deferred	—	1,472	—	4,789

Total	$121	$(452)	$410	$(1,648)

During the three months ended September 30, 2013 and 2012 and nine months ended September 30, 2013 and 2012, the Company had $121,000, $168,000, $410,000 and $370,000 accrued for interest and penalties related to the non-payment of U.S. federal income taxes, respectively.

As required by ASC 740, Income Taxes (“ASC 740”), management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of timing differences related to the recognition of revenue under the Celgene Agreement for book versus tax purposes. During the year ended December 31, 2011, management determined that it was more likely than not that it would realize a portion of its deferred tax assets because of the Company’s ability to carryback future losses for U.S. federal income tax purposes. As a result, the Company reversed approximately $10.7 million of the valuation allowance on its deferred tax assets in the year ended December 31, 2011, representing the amount of deferred tax assets that will be realized in 2012 and 2013, the years available for carryback. The Company utilized certain of the deferred tax assets, including net operating losses, generated in the year ended December 31, 2012 to reduce its federal income taxes payable in the year ended December 31, 2012. The provision for income taxes for the three and nine months ended September 30, 2013 was attributable to penalties and interest accrued for the non-payment of U.S. federal income taxes. For the three and nine months ended September 30, 2012, the Company elected to carry back a portion of its deferred tax assets, including net operating losses, generated in the three and nine months ended September 30, 2012, resulting in a reduction of its 2011 income tax liability and a benefit for income taxes of $0.5 million and $1.6 million, respectively.

The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of September 30, 2013, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in the provision (benefit) for income taxes.

9. Net Loss per Share Applicable to Common Stockholders

Basic net loss per share applicable to common stockholders is calculated by dividing net loss applicable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Net loss applicable to common stockholders is calculated by adjusting the net loss of the Company for cumulative convertible preferred stock dividends. Diluted net loss per share applicable to common stockholders is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock and if-converted methods. For purposes of the dilutive net loss per share applicable to common stockholders calculation, convertible preferred stock, stock options, and unvested restricted stock are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share applicable to common stockholders as their effect would be anti-dilutive; therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Convertible preferred stock	—	19,731,564	—	19,731,564
Stock options	3,905,932	3,254,698	3,905,932	3,254,698
Unvested restricted stock	36,568	155,303	36,568	155,303

	3,942,500	23,141,565	3,942,500	23,141,565

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Information

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated interim financial statements for the three and nine months ended September 30, 2013 and related notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Prospectus filed with the SEC pursuant to Rule 424(b)(4) on July 24, 2013, which we refer to as the “Prospectus”. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variations of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II. Item 1A and elsewhere in this report.

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

Our initial therapeutic area of focus is cancer. We are leveraging our expertise in metabolic pathways to discover, validate, develop and commercialize a pipeline of novel drug candidates. In April 2010, we entered into a collaboration agreement with Celgene Corporation, or Celgene, focused on cancer metabolism. Under the collaboration, we are leading discovery, preclinical and early clinical development for all cancer metabolism programs. The discovery phase of the collaboration expires in April 2014, subject to Celgene’s option to extend the discovery phase for up to two additional years. Celgene has the option to obtain exclusive rights for the further development and commercialization of certain of these programs, and we will retain rights to the others. For the programs that Celgene chooses to license, we may elect to participate in a portion of sales activities for the medicines from such programs in the United States. For certain of these programs, we may elect to retain full rights to develop and commercialize medicines from these programs in the United States. Through September 30, 2013, we have received approximately $141.2 million in payments and $50.3 million in equity investments from Celgene. We are also eligible to receive extension payments, payments upon the successful achievement of specified milestones, reimbursements for certain development expenses and royalties on any product sales.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism, identifying potential product candidates, undertaking preclinical studies and conducting a clinical trial. To date, we have financed our operations primarily through funding received from our collaboration agreement with Celgene, private placements of our preferred stock, and the initial public offering, or IPO, of our common stock and concurrent private placement of common stock to an affiliate of Celgene, completed on July 29, 2013. Substantially all of our revenue to date has been collaboration revenue. Since our inception, and through September 30, 2013, we have raised an aggregate of approximately $385.0 million to fund our operations, of which approximately $141.2 million was through upfront and extension payments related to our collaboration agreement with Celgene, approximately $120.0 million was from the issuance of preferred stock, $111.0 million was received from the IPO, after deducting underwriting discounts, commissions, and expenses and approximately $12.8 million was received from the concurrent private placement of common stock to an affiliate of Celgene.

Since inception, we have incurred significant operating losses. Our net losses were $11.2 million, $4.6 million, $27.0 million and $14.8 million for the three months ended September 30, 2013 and 2012 and for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, we had an accumulated deficit of $101.1 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase significantly as we advance our phase 1 study of AG-221 and continue the planned IND-enabling studies and seek to commence clinical development activities for our other lead programs, AG-120 and AG-348; continue to discover, validate and drug additional novel product candidates; expand and protect our intellectual property portfolio; and hire additional personnel. In addition, we expect to incur additional costs associated with operating as a public company.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. All of our revenue to date has been derived from our collaboration with Celgene and funding from research grant agreements. Under our Celgene collaboration we are recognizing revenue related to the upfront license fee of $121.2 million, the implied premium of $3.1 million paid on the purchase of $8.8 million of series B convertible preferred stock and the $20.0 million extension payment received in October 2011 to extend the discovery phase until April 2014, ratably over the period over which we expect to fulfill our performance obligations, which we refer to as the performance period. As of September 30, 2013, we have not received any milestone or royalty payments under the Celgene collaboration. We expect that any revenue we generate from our collaboration agreement will fluctuate from quarter to quarter as a result of the uncertain timing and amount of milestone payments, royalties and other payments.

In the future, we will seek to generate revenue from a combination of product sales and upfront payments, extension payments, milestone payments, and royalties on future product sales in connection with Celgene, or other strategic relationships.

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

•	the cost of lab supplies and acquiring, developing, and manufacturing preclinical and clinical study materials; and

•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other operating costs.

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

AG-221: Lead IDH2 Program

AG-221 is an orally available, selective, potent inhibitor of the mutated IDH2 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH2 mutations. In September 2012, AG-221 successfully completed the development candidate requirements pursuant to our Celgene collaboration. We believe AG-221 has demonstrated a clear pre-clinical safety profile to advance into human clinical trials. In August 2013, we initiated our first phase 1 study for AG-221 in patients with advanced hematologic malignancies with an IDH2 mutation; and in September 2013 we commenced dose administration for the first patient in this phase 1 study. Celgene has the exclusive option to license worldwide development and commercial rights to AG-221, and if Celgene elects this option it would be responsible for all future development and commercialization costs.

AG-120: Lead IDH1 Program

AG-120 is an orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH1 mutations. In March 2013, AG-120 successfully completed the development candidate requirements pursuant to our Celgene collaboration and we have substantially completed IND-enabling studies of AG-120. We expect to enter the clinic in early 2014. Celgene has the exclusive option to license development and commercialization rights to AG-120, in which case, we have the option to retain U.S. development and commercialization rights. If Celgene exercises such option and we elect to retain U.S. rights, we and Celgene will equally fund the global development costs of AG-120 that are not specific to any particular region or country, Celgene will be responsible for development and commercialization costs specific to countries outside the United States, and we will be responsible for development and commercialization costs specific to the United States.

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

We began tracking our internal and external research and development costs on a program-by-program basis in 2011. As such, we do not have historical research and development expenditures by program prior to January 1, 2011. We use our employee and infrastructure resources across multiple research and development programs, and we allocate internal employee-related and infrastructure costs, as well as certain third party costs, to each of these programs based on the personnel resources allocated to such program. Our research and development expenses, by major program for the three and nine months ended September 30, 2013 and 2012, are outlined in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
IDH2 (AG-221)	$2,128	$1,939	$7,734	$6,806
IDH1 (AG-120)	2,958	2,761	8,270	8,504
PK deficiency (AG-348)	2,302	1,080	4,920	3,542
Other research and platform programs	7,415	4,018	18,299	10,960

Total research and development expenses	$14,803	$9,798	$39,223	$29,812

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

Results of Operations

Comparison of Three Months Ended September 30, 2013 and 2012

The following table summarizes our results of operations for the three months ended September 30, 2013 and 2012, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,
(in thousands)	2013	2012	Dollar Change	% Change
Total revenue	$6,268	$6,268	$—	—%
Operating expenses:
Research and development	14,803	9,798	5,005	51
General and administrative	2,534	1,580	954	60

Loss from operations	(11,069)	(5,110)	(5,959)	117
Interest income	13	13	—	—
Provision (benefit) for income taxes	121	(452)	573	(127)

Net loss	$(11,177)	$(4,645)	$(6,532)	141%

Revenue. We recorded revenue of $6.3 million for the three months ended September 30, 2013 and 2012 associated with the Celgene agreement.

Research and development expense. Research and development expense increased by $5.0 million to $14.8 million for the three months ended September 30, 2013 from $9.8 million for the three months ended September 30, 2012, an increase of 51%. The increase in research and development expenses was attributable to an increase of $3.3 million in external services and $1.7 million in internal expenses. The increase in external services for the three months ended September 30, 2013 was attributable to the following:

•	approximately $1.5 million of costs related to external IND-enabling preclinical studies and manufacturing activities for our lead product candidates targeting IDH1 and PK deficiency;

•	approximately $0.8 million for external drug discovery efforts, primarily chemistry optimization and pharmacology, for our glutaminase research program;

•	approximately $0.8 million of costs related to other early research and platform programs; and

•	approximately $0.2 million for external phase 1 clinical studies and manufacturing activities for our lead product candidate targeting IDH2.

No such external expenses were incurred during the three months ended September 30, 2012 due to each program’s early stage of research. The $1.7 million increase in internal research expenses was attributable to the following:

•	additional personnel costs of $1.1 million primarily from additional development-related hires that increased our internal headcount by 15%; and

•

an increase of $0.4 million for facilities and other related expenses, $0.1 million for milestone payments payable under a collaboration agreement, and $0.1 million for research materials related to our expanded research efforts.

General and administrative expense. General and administrative expenses increased by $0.9 million to $2.5 million for the three months ended September 30, 2013 from $1.6 million for the three months ended September 30, 2012, an increase of 60%. The increase in general and administrative expenses was primarily attributable to increased costs of $0.6 million associated with being a public company that included consulting, legal, and insurance costs. Additionally, personnel costs increased by $0.3 million primarily from increased headcount.

Interest income. Interest income of $13,000 for the three months ended September 30, 2013 remained unchanged from the three months ended September 30, 2012.

Provision (benefit) for income tax. The provision (benefit) for income taxes increased by $0.6 million to $0.1 million for the three months ended September 30, 2013, from $(0.5) million for the three months ended September 30, 2012, an increase of 127%. The increase in the provision (benefit) for income taxes for the three months ended September 30, 2013 was primarily attributable to penalties and interest accrued for the non-payment of U.S. federal income taxes. For the three months ended September 30, 2012, we elected to carry back a portion of our deferred tax assets, including net operating losses, generated in the three months ended September 30, 2012, resulting in a reduction of our 2011 income tax liability and a benefit for income taxes of $0.5 million.

Comparison of Nine Months ended September 30, 2013 and 2012

The following table summarizes our results of operations for the nine months ended September 30, 2013 and 2012, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,
(in thousands)	2013	2012	Dollar Change	% Change
Total revenue	$18,804	$18,824	$(20)	—%
Operating expenses:
Research and development	39,223	29,812	9,411	32
General and administrative	6,222	5,510	712	13

Loss from operations	(26,641)	(16,498)	(10,143)	62
Interest income	26	61	(35)	(57)
Provision (benefit) for income taxes	410	(1,648)	2,058	(125)

Net loss	$(27,025)	$(14,789)	$(12,236)	83%

Revenue. We recorded revenue of $18.8 million for the nine months ended September 30, 2013 and 2012 associated with the Celgene agreement.

Research and development expense. Research and development expense increased by $9.4 million to $39.2 million for the nine months ended September 30, 2013 from $29.8 million for the nine months ended September 30, 2012, an increase of 32%. The increase in research and development expenses was attributable to an increase of $5.5 million in external services and $3.9 million of internal costs. The increase in external services during the nine months ended September 30, 2013 was attributable to the following:

•	approximately $1.9 million for external drug discovery efforts, primarily chemistry optimization and pharmacology, for our glutaminase research program;

•

approximately $1.8 million of costs related to development candidate-enabling preclinical pharmacology and toxicology studies and external IND-enabling preclinical studies and manufacturing activities for our lead product candidates targeting IDH1 and PK deficiency;

•	approximately $1.1 million of costs related to other early research and platform programs; and

•	approximately $0.7 million for external IND-enabling preclinical studies, a phase 1 clinical study, and manufacturing activities for our lead product candidate targeting IDH2.

No such external expenses were incurred during the nine months ended September 30, 2012 due to each program’s early stage of research. The $3.9 million increase in internal research expenses was attributable to the following:

•	additional personnel costs of $2.1 million primarily from additional development-related hires that increased our internal headcount by 15%; and

•

an increase of $1.0 million for facilities and other related expenses, $0.4 million for milestone payments payable under a collaboration agreement, and $0.4 million for research materials related to our expanded research efforts.

General and administrative expense. General and administrative expenses increased by $0.7 million to $6.2 million for the nine months ended September 30, 2013 from $5.5 million for the nine months ended September 30, 2012, an increase of 13%. The increase in general and administrative expenses was primarily attributable to increased personnel costs of $0.5 million primarily from increased headcount and increased costs of $0.2 million associated with being a public company, primarily associated with accounting and consulting fees.

Interest income. Interest income decreased by $35,000 to $26,000 for the nine months ended September 30, 2013, from $61,000 for the nine months ended September 30, 2012, a decrease of 57%, due to a decrease in the average investment balance and a decrease in interest rates earned on investments.

Provision (benefit) for income tax. The provision (benefit) for income taxes increased by $2.1 million to $0.4 million for the nine months ended September 30, 2013, from $(1.7) million for the nine months ended September 30, 2012, an increase of 125%. The increase in the provision (benefit) for income taxes for the nine months ended September 30, 2013 was primarily attributable to penalties and interest accrued for the non-payment of U.S. federal income taxes. For the nine months ended September 30, 2012, we elected to carry back a portion of our deferred tax assets, including net operating losses, generated in the nine months ended September 30, 2012, resulting in a reduction of our 2011 income tax liability and a benefit for income taxes of $1.7 million.

Liquidity and Capital Resources

Sources of Liquidity

On July 29, 2013, we closed an IPO of our common stock, which resulted in net proceeds of $111.0 million after deducting underwriting discounts, commissions, and expenses payable by us. Additionally, an affiliate of Celgene purchased shares of common stock in a separate private placement concurrent with the completion of the offering for aggregate proceeds of $12.8 million.

Since our inception, and through September 30, 2013, we have raised an aggregate of approximately $385.0 million to fund our operations, of which approximately $141.2 million was through upfront and extension payments related to our collaboration agreement with Celgene, approximately $120.0 million was from the issuance of preferred stock, $111.0 million was received from the IPO, after deducting underwriting discounts, commissions, and expenses and approximately $12.8 million was received from the concurrent private placement of common stock to an affiliate of Celgene. As of September 30, 2013, we had $208.4 million in cash, cash equivalents and marketable securities.

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

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended, September 30,
(in thousands)	2013	2012

Net cash used in operating activities	$(42,783)	$(37,919)

Net cash (used in) provided by investing activities	(66,807)	3,205

Net cash provided by financing activities	124,304	88

Net increase (decrease) in cash and cash equivalents	$14,714	$(34,626)

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from funding our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $42.8 million during the nine months ended September 30, 2013 compared to $37.9 million during the nine months ended September 30, 2012. The increase in cash used in operating activities was driven primarily by an increase in net loss of $12.2 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 and to a decrease in deferred taxes related to the utilization of the tax benefits during the year ended December 31, 2012. This was partially offset by a decrease in income taxes payable due to our ability to carry back certain of our deferred tax assets, including our 2012 net operating losses, for U.S. federal income tax purposes and to a payment of approximately $3.5 million for state income tax expense paid in the nine months ended September 30, 2012 compared to no income tax payments in the nine months ended September 30, 2013.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $66.8 million during the nine months ended September 30, 2013 compared to cash provided by investing activities of $3.2 million during the nine months ended September 30, 2012. The cash used in investing activities for the nine months ended September 30, 2013 was primarily the result of more purchases of marketable securities than proceeds from maturities and sales of marketable securities. The cash provided by investing activities for the nine months ended September 30, 2012 was primarily the result of fewer purchases of marketable securities than the proceeds from maturities and sales of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $124.3 million during the nine months ended September 30, 2013 compared to $0.1 million during the nine months ended September 30, 2012. The cash provided by financing activities for the nine months ended September 30, 2013 was primarily the result of proceeds from the initial public offering, net of underwriting discounts, commissions and expenses and proceeds from the private placement. The cash provided by financing activities for the nine months ended September 30, 2012 was the result of proceeds received from option exercises.

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

We expect that our existing cash, cash equivalents and marketable securities, anticipated interest income and anticipated expense reimbursements under our collaboration agreement with Celgene will enable us to fund our operating expenses and capital expenditure requirements until at least the fourth quarter of 2016. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

During the three months ended September 30, 2013, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Prospectus.

Off-balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2013 and December 31, 2012, we had cash, cash equivalents and marketable securities of $208.4 million and $128.0 million, respectively, consisting primarily of investments in U.S. Treasuries. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with CROs that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2013 and December 31, 2012, we had minimal or no liabilities denominated in foreign currencies.

Item 4.	Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2013, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Since inception, we have incurred significant operating losses. Our net loss was $11.2 million, $4.6 million, $27.0 million and $14.8 million for the three months ended September 30, 2013 and 2012, and for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, we had an accumulated deficit of $101.1 million. We have financed our operations primarily through private placements of our preferred stock, our initial public offering and the concurrent private placement and our collaboration with Celgene focused on cancer metabolism. We have devoted substantially all of our efforts to research and development. We have not initiated clinical development of any product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and preclinical and clinical development of our product candidates;

•	seek to identify additional product candidates;

•	initiate additional clinical trials and continue ongoing clinical trials for our product candidates;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel;

•	add operational, financial and management information systems and personnel, including personnel to support our product development; and

•	acquire or in-license other medicines and technologies.

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

We have invested a significant portion of our efforts and financial resources in the identification of our most advanced product candidates, AG-221 and AG-120 for the treatment of hematological and solid tumors and AG-348 for the treatment of PK deficiency. We recently initiated a phase 1 study for our most advanced product candidate, AG-221. We have not commenced clinical trials for any of our other product candidates. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of these product candidates. The success of our product candidates will depend on many factors, including the following:

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

We believe that as of November 1, 2013, our executive officers, directors and a small number of our stockholders own more than a majority of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Of the approximately 31.0 million shares of our common stock outstanding as of November 1, 2013, approximately 24.3 million shares are currently subject to restrictions on transfer under 180-day lock-up arrangements with either the underwriters for our initial public offering or under stock option or restricted stock agreements or an investor rights agreement entered into between us and the holders of those shares. These restrictions are due to expire on January 19, 2014, resulting in these shares becoming eligible for public sale on January 20, 2014 if they are registered under the Securities Act of 1933, as amended, which we refer to as the Securities Act, or if they qualify for an exemption from registration under the Securities Act, including under Rules 144 or 701.

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

Recent Sales of Unregistered Equity Securities

On July 23, 2013, pursuant to the terms of our 2013 Stock Incentive Plan, we granted to certain of our employees and consultants options to purchase an aggregate of 144,722 shares of our common stock, at an exercise price of $18.00 per share. The issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to Section 3(b) and Rule 701 promulgated thereunder, as transactions pursuant to a compensatory benefit plan as provided under Rule 701.

On July 29, 2013, in connection with the IPO, we sold 708,333 shares of our common stock in a private placement to an affiliate of Celgene Corporation at a price of $18.00 per share, for aggregate proceeds of $12.8 million. The issuance of such shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act.

Use of Proceeds

On July 29, 2013, we completed our IPO in which we issued and sold 6,772,221 shares of our common stock, including 883,333 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $18.00 per share, for aggregate gross proceeds of $121.9 million. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-189216), which was declared effective by the SEC on July 23, 2013, and a Registration Statement on Form S-1 (File No. 333-190091) filed pursuant to Rule 462(b) of the Securities Act. J.P. Morgan Securities LLC and Goldman, Sachs & Co. acted as joint-book-running managers of the offering and as representatives of the underwriters. Cowen and Company, LLC and Leerink Swann LLC acted as co-managers for the offering. The offering commenced on July 23, 2013 and did not terminate until the sale of all of the shares offered.

The net offering proceeds to us, after deducting underwriting discounts of $8.5 million and offering expenses payable by us totaling $2.4 million, were $111.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

As of September 30, 2013, we have used approximately $14.3 million of the net offering proceeds primarily to fund the costs of phase 1 clinical development of AG-221, to fund IND-enabling costs for AG-120 and AG-348, to fund research and development to advance our pipeline of earlier-stage cancer metabolism and IEM programs and for working capital and general corporate purposes. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. We are holding a significant portion of the balance of the net proceeds from the offering in money market funds and short- and long-term investments. Our use of the net offering proceeds to date is consistent with the use of proceeds described in the Prospectus, and there has been no material change in our planned use of the balance of the net proceeds from the offering described in the Prospectus.

Item 6.	Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGIOS PHARMACEUTICALS, INC.

Date: November 7, 2013	By:	/S/ Glenn Goddard
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