Form 10-K
period 2013-12-31
AGIOS PHARMACEUTICALS INC
filed 2014-03-18
CIK 1439222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:

001-36014

AGIOS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0662915
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
38 Sidney Street, 2nd Floor Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(617) 649-8600

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, Par Value $0.001 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s Common Stock. The registrant’s Common Stock began trading on the NASDAQ Global Select Market on July 24, 2013. The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of July 24, 2013 (based on the last reported sale price on the NASDAQ Global Select Market as of such date) was $314,467,443.

As of March 14, 2014, there were 31,589,860 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

References to Agios

Throughout this Annual Report on Form 10-K, the “Company,” “Agios,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Agios Pharmaceuticals, Inc. and its consolidated subsidiary, and “our board of directors” refers to the board of directors of Agios Pharmaceuticals, Inc.

Forward Looking Information

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs;

•	our plans to develop and commercialize our product candidates;

•	our collaboration with Celgene Corporation;

•	our ability to establish and maintain additional collaborations or obtain additional funding;

•	the timing or likelihood of regulatory filings and approvals;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our competitive position;

•	our intellectual property position;

•	developments and projections relating to our competitors and our industry;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 1. Business

We are a biopharmaceutical company committed to applying our scientific leadership in the field of cellular metabolism to transform the lives of patients with cancer and inborn errors of metabolism, or IEMs, which are a subset of orphan genetic metabolic diseases. Metabolism is a complex biological process involving the uptake and assimilation of nutrients in cells to produce energy and facilitate many of the processes required for cellular division and growth. We believe that dysregulation of normal cellular metabolism plays a crucial role in many diseases, including certain cancers and IEMs. We singularly focus our efforts on using cellular metabolism, an unexploited area of biological research with disruptive potential, as a platform for developing potentially transformative small molecule medicines for cancer and IEMs. The lead product candidates in our most advanced programs are aimed at druggable targets which have undergone rigorous validation processes. Our most advanced cancer product candidates, AG-221 and AG-120, which target mutant isocitrate dehydrogenase 2 and 1, or IDH2 and IDH1, respectively, have demonstrated strong proof of concept in preclinical models. In September 2013, we initiated a phase 1 study for AG-221 in patients with advanced hematologic malignancies with an IDH2 mutation and expect to report initial clinical data at the 2014 American Association for Cancer Research Annual Meeting in April 2014. In March 2014, we initiated a phase 1 study for AG-120 in patients with advanced hematologic malignancies with an IDH1 mutation. We expect to initiate a second phase 1 clinical trial for AG-120 in early 2014. The lead candidate in our IEM program, AG-348, targets pyruvate kinase for the treatment of pyruvate kinase deficiency. We have completed IND-enabling studies and expect to initiate Phase 1 clinical trials for AG-348 in mid-2014.

Our ability to identify, validate and drug novel targets is enabled by a set of core capabilities. Key proprietary aspects of our core capabilities in cellular metabolism include the ability to measure the activities of numerous metabolic pathways in cells or tissues in a high throughput fashion and expertise in “flux biochemistry.” This refers to the dynamic analysis of how metabolites, which are intermediates or small molecule products of metabolism, accumulate or diminish as they are created or chemically altered by multiple networks of metabolic enzymes. Complex mathematical modeling of metabolic pathways, enzymatic activity and the flux of metabolites through metabolic enzymatic reactions within diseased tissues allow us to identify novel biological parameters that can be measured to characterize a disease state or the effect of therapy, or biomarkers, and targets for drug discovery.

Our understanding of metabolism within diseased tissues enables the development of methods to measure the effect of a drug on the target of interest and the patient, or pharmacodynamic markers, and patient selection strategies for clinical development. Utilizing our approach we identify altered metabolic pathways within abnormal cells. Altered metabolic pathways generate disease-specific metabolic fingerprints, comprising patterns of metabolite levels, which are the amounts of particular metabolites, that can be exploited in both discovery and development of novel therapeutics. Metabolites make ideal biomarkers because they are readily measured in the target tissues and blood. Metabolic biomarkers can identify appropriate patients for clinical trials, serve as pharmacodynamic markers to characterize medicine/target engagement in patients, and permit the monitoring of patient response to therapy. The clinical development strategy for all of our product candidates will always include initial study designs that allow for genetically or biomarker defined patient populations, enabling the potential for proof of concept early in clinical development, along with the potential for accelerated approval.

We have assembled a set of core capabilities at the intersection of cellular biology and metabolism, centered on the expertise of our founding scientists who are widely considered to be the thought leaders in cancer metabolism—Lewis Cantley, Ph.D. (Director of the Cancer Center at Weill Cornell Medical College and New York Presbyterian Hospital), Tak Mak, Ph.D. (Professor of Medical Biophysics, University of Toronto) and Craig Thompson, M.D. (President and CEO of Memorial Sloan-Kettering Cancer Center)—as well as on the strength of our management team, including our CEO, David Schenkein, M.D., and a group of world class scientists. We have built an exceptional team of cancer biologists, enzymologists and a core group of metabolomic experts that interrogate cellular metabolism to identify key metabolic targets and biomarkers in cancer and IEMs. Our scientists have published numerous scientific papers since 2009, including several in both

Nature and Science. We have also established an intellectual property portfolio consisting of over 100 patent applications worldwide, including multiple patent applications directed to our lead product candidates, together with trade secrets, know-how and continuing technological innovation.

Our initial therapeutic area of focus is cancer. We are leveraging our expertise in metabolic pathways to discover, validate, develop and commercialize a pipeline of novel drug candidates. In April 2010, and subsequently amended in October 2011, we entered into a collaboration agreement with Celgene Corporation, or Celgene, focused on cancer metabolism. Under the collaboration, we are leading discovery, preclinical and early clinical development for all cancer metabolism programs. The discovery phase of the collaboration expires in April 2014, subject to Celgene’s option to extend the discovery phase for up to two additional years. In December 2013, Celgene notified us of its intent to extend the discovery phase for an additional year through April 2015. Celgene has the option to obtain exclusive rights for the further development and commercialization of certain of these programs, and we will retain rights to the others. For the programs that Celgene chooses to license, we may elect to participate in a portion of sales activities for the medicines from such programs in the United States. In addition, for certain of these programs, we may elect to retain full rights to develop and commercialize medicines from these programs in the United States. Through December 31, 2013, we have received approximately $141.2 million in payments from Celgene and $50.3 million in equity investments and are entitled to a $20.0 million payment in 2014 as a result of the discovery term extension exercised in December 2013. We are also eligible to receive an additional extension payment, payments upon the successful achievement of specified milestones, reimbursements for certain development expenses and royalties on any product sales.

We believe that our competitive advantage and singular focus in understanding cellular metabolism has created disruptive knowledge in biology that we can exploit for the development of transformative medicines in cancer. Because there has not previously been a systematic approach to drug discovery in this field, we have had to demonstrate significant major advances, including:

•	identification of unique and specific metabolic enzymes that are altered from normal cells within cancer cells and are directly involved in the pathogenesis of cancer;

•	creation of selective small molecules with drug-like properties that preferentially target disease-associated enzymes;

•	achievement of pharmacologic efficacy in in vitro and in vivo models; and

•	discovery of novel biomarkers that identify the appropriate patients for clinical trials.

Our two most advanced cancer programs are targeting mutations in the enzymes isocitrate dehydrogenase 1 and 2, referred to as IDH1 and IDH2. Both program targets are genetically validated, which means the importance of such targets have been demonstrated based on genetics, and represent two of the most promising metabolic targets in cancer biology, as concluded by the leading scientific journal Nature in 2011. Extensive publications led by Agios scientists validate our belief that these mutations are initiating and driving events in many cancers. These two otherwise normal metabolic enzymes are mutated in a wide range of cancers, including both solid tumors and hematological malignancies. Our drug candidates are selective for the mutated form of IDH1 and IDH2 found in cancer cells. In September 2013, we initiated a phase 1 study for AG-221, the lead candidate for patients with advanced hematologic malignancies with an IDH2-mutation. In the IDH1 program, we initiated a phase 1 study for our lead development candidate, AG-120, in patients with advanced hematologic malignancies with an IDH1 mutation in March 2014. We expect to initiate a second phase 1 clinical trial in patients with IDH1-mutation positive cancers for AG-120 in early 2014. We elected to exercise the option to U.S. development and commercial rights for AG-120, in accordance with the terms of our agreement with Celgene, with Celgene retaining its option to ex-U.S. rights.

We are also focused on developing medicines to address IEMs, with a novel approach to orphan diseases for which no effective or disease-modifying therapy is currently available. A hallmark of IEMs is abnormal cellular metabolic activity due to a genetic defect, which results in the accumulation or deficit of certain metabolites or proteins, disrupting normal metabolic functions. We utilize stringent criteria when identifying which IEMs Agios will pursue. We focus on IEMs with a common set of attributes:

•	single gene, single disease (i.e., monogenic disorders);

•	high unmet medical need with evidence that there is progressive disease post-birth that can be addressed with therapy; and

•	an adequate number of patients for prospective clinical trials.

We apply our core capabilities in exploring cellular metabolism to identify key cellular targets in affected cells and design novel small molecules with the potential to correct the metabolic defect in patients afflicted with these diseases. We have successfully used this approach in our most advanced IEM program—pyruvate kinase deficiency, or PK deficiency, a rare form of hereditary hemolytic anemia. The disease is characterized by mild to severe forms of anemia. There are no currently available treatments other than supportive care, which includes splenectomy, transfusion support and chelation, which refers to the removal of excess iron from the human body with a therapeutic agent. Our lead development candidate, AG-348, is a potent, orally available small molecule activator of the PKR enzyme, an isoform of PK that, when mutated, leads to PK deficiency. We expect to start single and multiple ascending dose-escalation phase 1 clinical trials for AG-348 in healthy volunteers in mid-2014.

Our Guiding Principles

We aim to build a long-term company with a disciplined focus on developing medicines that transform the lives of patients with cancer and IEMs. We maintain a culture of high integrity that embraces the following guiding principles, which we believe will provide long-term benefits for all our stakeholders:

•	Follow the science and do what is right for patients.

•	Maintain a culture of incisive decision-making driven by deep scientific interrogation and “respectful irreverence.”

•	Foster collaborative spirit that includes all employees regardless of function or level.

•	Leverage deep strategic relationships with our academic and commercial partners to improve the quality of our discovery and development efforts.

Our Focus—Cellular Metabolism

Cellular metabolism refers to the set of life-sustaining chemical transformations within the cells of living organisms. The conversion of nutrients into energy via enzyme-catalyzed reactions allows organisms to grow and reproduce, maintain their structures, and respond to their environments. The chemical reactions of metabolism are organized into metabolic pathways, in which one chemical is transformed through a series of steps into another chemical, by a sequence of enzymes. Enzymes catalyze quick and efficient reactions, serve as key regulators of metabolic pathways, and respond to changes in the cell’s environment or signals from other cells. We believe our deep understanding of metabolic pathways within normal cells enables us to identify altered metabolic pathways within abnormal cells such as in rapidly proliferating cancers and IEMs.

Fundamental differences in the metabolism of normal cells and rapidly proliferating cancer cells were first discovered by Otto Warburg more than 80 years ago—an observation that earned him the Nobel Prize. Warburg demonstrated that in contrast to normal cells, which convert nutrients, such as sugar, into energy via a process known as the Krebs cycle, cancer cells ferment their sugar into lactic acid—a process known as aerobic glycolysis. It is now known that this allows the cancer cells to generate the building blocks they need to grow rapidly. The ability of the cancer cell to “rewire” its metabolic pathways to fuel its growth and survival has spawned an entirely new field of cancer biology known as cancer metabolism or tumor metabolism. It is only in the last decade that scientists have developed sophisticated tools to interrogate and evaluate metabolism within cancer or rapidly dividing cells. Agios’ founders and scientific advisors have largely driven this intense focus on studying the metabolism of cancer cells.

Cancer metabolism is a new and exciting field of biology that provides a fundamentally different approach to treating cancer. Cancers become addicted to certain fuel sources and inherently alter their cellular machinery to change how they consume and utilize nutrients. Cancer cells increase the transport of nutrients into the cell by 200-400 fold compared to normal cells while also mutating metabolic enzymes to generate metabolites that fuel growth and altering gene expression of enzymes to divert energy production. Collectively, these changes afford cancer cells the ability to generate the building blocks that drive tumor growth. Inhibiting key enzymes in cancer cell specific metabolic pathways has the potential to disrupt tumor cell proliferation and survival without affecting normal cells, thus providing a powerful new intervention point for discovery and development of novel targeted, cancer therapeutics. We believe that this is an entirely novel approach to treating cancer, and our research is directed at identifying such metabolic targets and discovering medicines against them.

Validation of the concept of cancer cell metabolic rewiring and excessive nutrient uptake comes from the widespread use of positron emission tomography, or PET, to detect cancers. This medical imaging technology relies on the uptake of nutrients, namely sugar, into cells. Patients are injected with a radioactively labeled form of sugar, which is more rapidly consumed by cancer cells given their profound requirement for nutrients relative to normal tissues. PET imaging precisely locates cancerous areas throughout the body and provides for both a diagnostic and prognostic tool throughout cancer therapy.

The metabolic rewiring of cancer cells can also be linked to specific genetic alterations in oncogenes (which are genes that transform normal cells into tumor cells) and tumor suppressor genes (which are genes that are anti-oncogenic) responsible for cell signaling. These mutations in signaling pathways can drive excessive uptake of nutrients and altered metabolic pathways, thereby causing cancer formation. This cross-talk between cell signaling and metabolism offers multiple opportunities to treat cancer by combining Agios therapies directed against metabolic enzymes with existing or emerging standards of care.

In cancer, our target universe for creating novel transformative medicines is derived from the human cellular metabolic machinery, referred to as the “metabolome,” containing 2,000-3,000 cellular metabolic enzymes, from which we anticipate that there will likely be between 50-100 novel targets for oncology. This represents one of the largest unexploited new classes of important targets in oncology. The Agios team has already studied more than 50 metabolic enzymes as possible important cancer targets. With our focus on targets that are distinct in cancer versus normal cells, we believe that they are likely to fall within three broad categories:

•	a mutation leading to a unique metabolic enzyme only found in cancer;

•	unique isoforms of metabolic enzymes that are found in the cancer and that are different in normal cells; and

•	dysregulation of an entire metabolic pathway to feed the cancer’s need for a specific metabolite or nutrient.

An understanding of metabolic pathways based solely on traditional biochemistry would underestimate the pervasive role of metabolism in essentially every aspect of biology. Recent work has demonstrated that many human diseases involve altered cellular metabolism—often genetically programmed—that disrupts normal physiology and leads to severe tissue dysfunction. Another area of unmet medical need is IEMs, severe and often life-threatening inherited childhood and adult diseases caused by a defect in a metabolic enzyme or pathway. Our core capabilities to interrogate the metabolic pathway of the disease have allowed us to create potential medicines that can restore the metabolic balance and potentially lead to disease-modifying therapies for these orphan diseases. Our approach is designed to develop treatment for the “right” patient identified by the genetic and metabolic alteration marked by their inherited disease.

Our Core Capabilities and Science

We believe that our capabilities in understanding both static and dynamic aspects of cellular metabolism are unique in the industry as demonstrated by our ability to identify and validate four novel, druggable targets. Among our key core capabilities to identify and validate novel enzyme targets are:

•	Measurement of metabolites and metabolic pathways in cells and tissues using high throughput mass spectrometry.

•	Identification of candidate metabolic enzymes using flux biochemistry: In many circumstances, cancers and normal cells utilize multiple routes to produce the same metabolite. To identify the relevant target, we evaluate the kinetics of enzymes to determine the speed at which metabolites are moving along enzymatic pathways. This critically important technology is called “flux biochemistry” and is distinguished from the more conventional “static” metabolomics view. Flux biochemistry, by labeling the nutrients, allows us to create a pathway map by measuring the rate of filling and emptying of metabolic pools. This methodology, which precisely measures the rate at which a nutrient source is broken down and reassembled into cellular building blocks and biochemical energy, has been automated in a high throughput fashion at Agios. Experimental data is integrated with mathematical modeling of enzyme pathways to generate an accurate understanding of the metabolic dysregulation. This allows us to determine which enzyme is the “Achilles’ Heel” of a particular cancer or IEM.

•	Mining of genomic data emerging from the public cancer genome sequencing efforts, utilizing our state of the art genomics and bioinformatics capabilities, to identify metabolic enzymes that are mutated or amplified in tumors: This provides insight into novel targets for therapy while facilitating a precision medicine approach to patient selection based on the genetic defect (e.g., mutant IDH1 and IDH2).

•	Development of a multiplexed, barcoded RNAi depletion screening strategy, enabling us to interrogate the entire metabolome in a single experiment, both in cells and in tumor bearing animals: This technology allows us to identify novel targets in cancers of interest.

•	Inhibition and activation of metabolic enzymes using structure-based design from crystal structures, computational chemistry, and high throughput chemical and fragment library screening.

Our Approach to Drug Discovery and Development, and the Utilization of Precision Medicine

We intend to apply our deep understanding of metabolism, coupled with our ability to create medicines that can inhibit or activate metabolic enzymes, to fundamentally change the way cancer and IEMs are treated. We have the ability to identify and validate novel and druggable targets in both cancer and IEMs.

We begin the process to find and validate new targets by evaluating a cancer’s dependency on certain nutrients or enzymes in comparison to normal cells. We then utilize a number of techniques to determine if the cancer is dependent on the identified enzyme. The candidate enzyme target is inactivated, or turned off using genetic tools, first in tissue culture and then in xenograft models, in which representative tumors have been implanted in animals. Once inactivated, we can determine if turning off the enzyme stops the growth of the cancer cells in vitro and slows or stops the growth of a tumor in the xenograft model. If our findings are positive, we begin the process of searching for biomarkers that will enable our precision medicine approach of identifying the right patients to be eventually treated. In the early stages of biomarker development, we create a responder hypothesis, comparing the molecular genetics and metabolite patterns between cancers that respond to treatment to those that do not respond to enzyme inhibition. The process to design a small molecule drug candidate begins by determining the crystal structure of the enzyme. We create candidate molecules using structure-based design coupled with high throughput chemical screening, searching for small molecules that can inhibit the enzyme. The decision to enter the final and most expensive part of drug discovery, which is the refinement of the small molecule product candidates, is only made when we have completed all of these critical steps. The target is then considered “validated”. This rigorous process only allows the most promising programs to enter the last stage of drug discovery.

In our IEM portfolio, we use an equally rigorous set of validation techniques. We begin with an assessment of scientific literature and disease and genomic databases, applying text and data mining techniques, to identify IEMs that are caused by a mutation in a single metabolic enzyme, referred to as monogenic disorders. We perform a full evaluation of the clinical aspects of the disease, which includes an understanding of the severity of the disease, the progression of the disease manifestations post-birth and currently available treatments. We intend to focus only on diseases of a severe nature for which there are no available effective treatments, where intervention is likely to ameliorate disease manifestations, and where there are an adequate number of patients to conduct appropriate clinical trials. We conduct a detailed mutational and structural analysis of the metabolic enzyme and the entire pathway of interest to determine the scientific feasibility of intervention using small molecules to restore metabolic balance within the diseased cell. As in our efforts to develop therapeutics for cancer, we create a crystal structure of the enzyme to begin the process of drug design. We make candidate tool molecules using structure-based design coupled with high throughput chemical screening. To fully evaluate the potential of our lead molecules to lead to disease modifying effects we strive to develop an animal model of the disease by genetically inserting the mutated enzyme into animals (“knock-in mouse model”). Agios has selected a product candidate for the treatment of PK deficiency to advance into clinical development. Drug discovery for several IEMs are in various stages of research.

We will only progress drug candidates forward into phase 1 trials if we have the ability to select patients who are most likely to respond to a given therapy based on genetic or metabolic biomarkers. While many factors are considered critical to maximize the probability of technical success in the drug development process, perhaps none is more important than identifying highly specific and selective molecules aimed at the best possible targets for therapy coupled with the patients most likely to respond to that therapy. Our goal is to develop increasing confidence in the target and the patient population prior to entering human clinical trials and then initiate those first human trials in a patient population that has been selected based on target dependence using a biomarker. This approach, known as personalized or precision medicine, is used in the industry to lead to the potential for clear proof of concept in early human trials.

We believe our approach to drug discovery and development will lead to transformative medicines for patients. We plan to partner closely with worldwide regulatory authorities and to utilize all available methodologies such as orphan, fast track, accelerated approval and/or breakthrough therapy designations as appropriate. We expect that conducting clinical trials with a targeted agent in the appropriate clinical population has the potential to lead to very rapid development timelines. There are now multiple examples within oncology of drugs against novel targets that have progressed from first in human trial to regulatory approval in less than five years (e.g., Gleevec ®, VELCADE ® and Xalkori ®).

Our Development Programs

We have leveraged our core capabilities in cellular metabolism to build a research and development engine that is focused in the therapeutic areas of cancer and IEMs. This engine has permitted us to discover proprietary first-in-class orally available small molecules as potential lead product candidates for each of several novel programs in development. All of our lead programs focus on diagnostically-identified patient populations with the potential for early clinical proof of concept and accelerated approval paths.

The following table summarizes key information about our most advanced product candidates, each of which is described and discussed in further detail below:

Product candidate	Biomarker(s)	Initial indications	Stage of development	Commercial rights

Cancer metabolism programs:
AG-221 (IDH2 mutant inhibitor)	Genotyping of IDH2 mutation; 2HG	All cancer patients with an IDH2 mutation in the following diseases: acute myelogenous leukemia, high risk myelodysplasia and myeloproliferative disorders, angio-immunoblastic non-Hodgkins T cell lymphoma, glioma, chondrosarcoma and other solid tumors	Phase 1 on- going	Agios: milestones and royalties Celgene: worldwide
AG-120 (IDH1 mutant inhibitor)	Genotyping of IDH1 mutation; 2HG	All cancer patients with an IDH1 mutation in the following diseases: glioma, chondrosarcoma, cholangiocarcinoma, acute myelogenous leukemia, high risk myelodysplasia and myeloproliferative disorders, and other hematological and solid tumors	Phase 1 initiated	Agios: Milestones, cross-royalties, and U.S. rights Celgene: ex-U.S. rights
Inborn errors of metabolism programs:
AG-348 (Pyruvate kinase (R) activator)	Genetic testing for mutation in the pyruvate kinase R gene	Patients with pyruvate kinase deficiency	IND-enabling studies completed	Agios: worldwide
AG-221 or other mutant inhibitor (IDH2 mutant inhibitor)	Genotyping of IDH2 mutation; 2HG	Patients with Type II D-2-hydroxyglutaric aciduria	Research	Agios: milestones and royalties Celgene: worldwide

Cancer

Background

In most cases of advanced cancer, the diagnosis still represents a death sentence to patients and their families. The American Cancer Society estimates that 1.66 million new cancer cases will be diagnosed in the U.S. in 2013. According to the Society, approximately 580,000 Americans and 7.1 million people worldwide will die of cancer in 2013. Cancer is the second leading cause of death in the United States, exceeded only by heart disease. Lung, colon and rectal, breast, and prostate cancer are the most prevalent cancers. Causes of cancer include environmental factors such as tobacco, chemicals, radiation and diet, genetic factors, such as inherited mutations, and endogenous hormone levels, and associated medical conditions such as certain viral infections and immunodeficiency.

Cancer is a disease characterized by unregulated cell growth. Cancer typically develops when the repair of genetic material in normal cells begins to fail and genes that regulate cell growth become disrupted. Carcinogens, or cancer causing agents, such as radiation, chemicals and hormones, can trigger changes to the genetic material of a cell, and typically prompt this disruption. Cells that have been disrupted may become cancerous, leading to changes in the cells’ DNA, and ultimately uncontrolled growth. Cancer cells can spread to other areas of the body, or metastasize, and form tumors, which can destroy normal tissue or organs. Risk factors for cancer include family history, age, diet, and exogenous factors, such as exposure to ultraviolet sunlight and smoking. Cancers can be classified in stages to document disease severity, measured in stages of I to IV, generally based on tumor size, involvement of lymph nodes, and metastases.

The most common methods of treating patients with cancer are surgery, radiation and drug therapy. A cancer patient often receives treatment with a combination of these methods. Surgery and radiation therapy are particularly effective in patients in whom the disease is localized. Physicians generally use systemic drug therapies in situations in which the cancer has spread beyond the primary site or cannot otherwise be treated through surgery. The goal of drug therapy is to kill cancer cells or to damage cellular components required for rapid growth and survival of cancer cells. In many cases, drug therapy entails the administration of several different drugs in combination. Over the past several decades, drug therapy has evolved from non-specific drugs that kill both healthy and cancerous cells to drugs that target specific molecular pathways involved in cancer.

Cytotoxic chemotherapies

The earliest approach to cancer treatment was to develop drugs, referred to as cytotoxic drugs, that kill rapidly proliferating cancer cells through non-specific mechanisms, such as disrupting cell metabolism or causing damage to cellular components required for survival and rapid growth. While these drugs, (e.g. CYTOXAN ®, Adriamycin ®) have been effective in the treatment of some cancers they act in an indiscriminate manner, killing healthy as well as cancerous cells. Due to their mechanism of action, many cytotoxic drugs have a narrow dose range above which the toxicity causes unacceptable or even fatal levels of damage and below which the drugs are not effective in eradicating cancer cells.

Targeted therapies

The next approach to pharmacological cancer treatment was to develop drugs, referred to as targeted therapeutics, that target specific biological molecules in the human body that play a role in rapid cell growth and the spread of cancer. Targeted therapeutics are designed to preferentially kill cancer cells and spare normal cells, to improve efficacy and minimize side effects. The drugs are designed to either attack a target that causes uncontrolled growth of cancer cells because of either a specific genetic alteration primarily found in cancer cells but not in normal cells or a target that cancer cells are more dependent on for their growth in comparison to normal cells. Examples of effective targeted therapies include Herceptin ®, Avastin ® and Zelboraf ®.

Emerging areas

Several new approaches to develop novel cancer treatments are underway. They include: treatment with drugs or other methods that stimulate the normal immune system to attack the cancer; antibody drug conjugates (Kadcyla ™) that carry a powerful chemotherapy payload that is only released into the cancer cell; and drugs that target the changes in gene activity that occurs in cancer cells (epigenetics).

We believe that interrogating altered cellular metabolism—the way cancers take up and break down their nutrients—will lead to a new wave of important cancer treatments. Further, we believe that we must utilize a precision medicine approach, which will enable us to only enroll patients in clinical trials based on a biomarker likely to predict response and benefit.

Programs in isocitrate dehydrogenase (IDH)

The isocitrate dehydrogenase (IDH) protein is a critical enzyme in the citric acid cycle, also known as the tricarboxylic acid, or Krebs, cycle. The Krebs cycle is centrally important to many biochemical pathways, and is one of the earliest established components of cellular metabolism. The Krebs cycle converts an essential cellular metabolite called isocitrate into another metabolite, alpha-ketoglutarate (a -ketoglutarate), both of which are critically important for cellular function and the creation of energy. In humans, there are three forms of the IDH enzyme (IDH1, IDH2, and IDH3) but only IDH1 and IDH2 appear to be mutated in cancers. IDH1 and IDH2 catalyze the same reaction but in different cellular compartments: IDH1 is found in the cytoplasm of the cell and IDH2 in the mitochondria. Tumor cells are generally observed to carry either an IDH1 or IDH2 mutation, but not both.

We have identified selective development candidates that target the mutated forms of IDH1 and IDH2 which are each found in a wide range of solid and hematological cancers. We and our collaborators have demonstrated that these mutations initiate and drive cancer growth by blocking differentiation, also referred to as maturation, of primitive cells which leads to tumor formation and maintenance. We believe that inhibition of these mutated proteins may lead to clinical benefit for the subset of cancer patients whose tumors carry these mutations.

Agios research in IDH mutations in cancer

Academic researchers first identified mutations in either IDH1 or IDH2 in over 70% of patients with brain tumors, also known as gliomas. They also demonstrated that the mutated form of the enzyme IDH was no longer able to conduct its normal function of converting the metabolite isocitrate into alpha-ketoglutarate. Our scientists decided to examine the mutated pathway using our metabolic platform and discovered that the mutated IDH enzymes had adopted a novel “gain of function” activity that allows only the mutated IDH enzyme to produce large amounts of a metabolite called 2–hydroxygluturate, or 2HG. This discovery was the subject of the first Agios publication in the scientific journal Nature (Dang et al 2009), and was subsequently deemed by Nature to be one of the most important recent discoveries in cancer research.

We believe that the excessive levels of the metabolite 2HG produced by the tumor, fuel cancer growth and survival via multiple cellular changes that lead to a block in cell maturation, or differentiation. Recently, two published preclinical studies confirm that 2HG promotes tumorigenesis and that the effects of 2HG can be reversed with an IDH1 or IDH2 mutant specific inhibitor. 2HG is also an ideal biomarker to identify and follow cancer patients as they receive treatment with an IDH mutant specific inhibitor. In normal cells, 2HG is present at extremely low levels. However, in cancer cells that carry the IDH mutation, 2HG is produced at massively higher levels than in normal cells. It can easily be detected in samples from cancer specimens and in the blood of certain cancer patients. In patients with brain tumors it can also be imaged on an MRI.

In a cell based model it was demonstrated that the IDH1 mutation (R132H) promotes growth factor independence (i.e., transformation into cancerous cells) and blocks differentiation in hematopoietic cells. It was also demonstrated in this model that the cell’s transformation into cancer could be driven solely by the metabolite 2HG without any mutant enzyme. Lastly the transformation by IDH1 mutation was reversible with the use of an IDH1 mutant inhibitor. (Science Kaelin et al 2013). These results are illustrated in the graph below.

Figure A demonstrates that insertion of R132H IDH1 mutation into TF-1 cells leads to growth factor independence which can be reversed by the addition of an Agios IDH1 mutant inhibitor. Figure B demonstrates that this transformation to growth factor independence can be replicated solely by the addition of 2HG(R). As expected, the IDH1 mutant inhibitor has no effect on the ability of exogenously administered 2HG to transform cells.

An ex vivo model is shown in the figure below, in which human acute myelogenous leukemia, or AML, bone marrow cells removed directly from a patient with a leukemia positive for an IDH2 mutation were maintained in short term culture. Treatment with the Agios clinical candidate AG-221 at concentrations achievable in vivo revealed a significant decrease in leukemia cells (myeloblasts) associated with evidence that normal cell maturation is returning, as noted by the increase in normal maturing cells (promyeocytes, myeocytes, metamyelocytes and granulocytes). These data provide ex vivo proof of concept that inhibitors targeting mutant IDH2 could induce differentiation in cells previously destined to form undifferentiated leukemic cells.

Taken together, these data provide compelling evidence that IDH1 or IDH2 mutant inhibitors induce differentiation in both cell based models and primary patient samples. The best example of an approved treatment that can reverse the block in differentiation induced by a mutation is all trans-retinoic acid (ATRA) for the treatment of acute promyelocytic leukemia. This single agent leads to complete responses in this form of leukemia, which is driven by a genetic alteration in the retinoic acid receptor, and is proof of principle that differentiation therapy can lead to major clinical activity in patients with acute leukemia.

In addition we have been able to generate AML mouse models leveraging primary samples from both IDH1 and IDH2 mutant positive patients. In an IDH1 mutant positive AML model, after 28 days of treatment with an Agios IDH1 mutant inhibitor, we were able to demonstrate early signs of single agent activity and synergy in combination with chemotherapy. In an IDH2 mutant positive AML model, we were able to reproduce an aggressive form of leukemia. Using our lead IDH2 mutant inhibitor AG-221, we demonstrated a dose dependent survival advantage in comparison to standard chemotherapy. The group of animals receiving the highest dose of AG-221 all survived until the study was completed. A dose dependent decrease in leukemia and evidence of normal differentiation was seen in all AG-221 treated animals. As we enter clinical development, these models help to inform our early strategies in designing single agent and combination clinical studies.

Incidence of IDH mutations

To date, IDH1 and IDH2 mutations have been found to be prevalent in both solid and hematologic tumors. Mutations in IDH1 were identified through a genome-wide mutation analysis in glioblastoma multiforme, or

GBM, the most common and aggressive type of brain cancer. High throughput deep sequencing revealed the presence of mutations in either IDH1 or IDH2 in more than 70% of grade II-III gliomas and secondary glioblastomas. Subsequent sequencing efforts revealed alterations in these two genes across additional cancers, including hematologic malignancies. Mutations in IDH1 and IDH2 are generally mutually exclusive and occur at very early stages of tumor development suggesting that they can promote tumorigenesis.

•	IDH2 mutations appear to be most prevalent in hematologic tumors. Among patients with AML, IDH2 mutations have been observed in 15% of adult patients. Outside of AML, IDH2 mutations are found in a subset of other hematologic and non-hematologic cancers. Sequence analysis has shown that IDH2 mutations occur in approximately 5% of patients with myelodysplastic syndrome, or MDS, or myeloproliferative neoplasms, or MPN. IDH2 mutations have also been found in several solid tumor types such as melanoma, glioma and chondrosarcoma.

•	IDH1 mutations appear to be most prevalent in solid tumors. Among patients with gliomas (low grade glioma and secondary glioblastoma), IDH1 mutations have been observed in 70% of patients. Outside of gliomas, mutations have been found in a subset of other solid and hematologic cancers. Importantly, mutations in IDH1 have been identified in difficult to treat cancers such as chondrosarcoma and cholangiocarcinoma where both the treatment options and prognosis for patients are poor. IDH1 mutations have also been found in several other solid tumor types such as colon, melanoma and lung.

The following table summarizes our current initial estimates on the prevalence of IDH2 and IDH1 mutations in hematologic and solid tumors. We believe our estimates may expand as more cancer treatment centers screen for these IDH mutations.

Mutation	Indications	% with IDH mutations	Estimated patient numbers (1)

IDH2	Acute Myeloid Leukemia (AML)	15%	7,200
	MDS/MPN	5%	2,000
	Angio-immunoblastic T cell NHL	25%	400
	Others (melanoma, glioma, chondrosarcoma)	3-5%	1,500

	Total		11,100

IDH1	Grade II, III glioma & secondary GBM	70%	11,000
	Chondrosarcoma	>50%	4,600
	AML	7.50%	3,600
	MDS/MPN	5%	2,000
	Intrahepatic Cholangiocarcinoma	20%	1,600
	Others (colon, melanoma, lung)	1-2%	8,000

	Total		30,800

(1) Estimated U.S., Europe and Japan incidence

AG-221: lead IDH2 program

AG-221 is an orally available, selective, potent inhibitor of the mutated IDH2 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH2 mutations, including those with AML. Based on our established non-clinically-based target profiling, as well as non-clinical in vitro and in vivo efficacy data, there is a clear rationale to develop AG-221 in defined target populations that harbor the IDH2 gene mutation.

We have conducted exploratory pharmacology studies to develop a model of IDH2 mutant-induced tumorigenesis and to characterize the binding, inhibition, and selectivity of AG-221. AG-221 is a potent inhibitor of the IDH2 mutant protein. We have demonstrated in in vitro experiments and in in vivo models that exposure to AG-221 reduces 2HG levels to those found in normal cells, reverses 2HG-induced histone hypermethylation, and induces differentiation in multiple leukemia cell models. Targeted inhibition of the IDH2 mutant also reversed the differentiation block in both TF-1 leukemia cells and primary AML cells derived from patients.

During 2013, we successfully completed IND-enabling studies on AG-221. The molecule has excellent pharmacological properties with a wide therapeutic index. In September 2013, we initiated our first phase 1 study for AG-221 in patients with advanced hematologic malignancies with an IDH2 mutation. This multi-center, global, multiple ascending dose trial will primarily assess safety and tolerability for AG-221 in adults with AML or related diseases. Secondary endpoints will evaluate the pharmacokinetics and pharmacodynamics properties of AG-221 and determine if any efficacy signals can be measured. The initial proof of mechanism will require the reduction of the metabolite 2HG in response to drug treatment. Multiple disease specific cohorts of 10-20 patients will be enrolled after a safe biologically active dose has been determined to evaluate the single-agent disease modifying activity of AG-221. We expect to report initial clinical data at the 2014 American Association for Cancer Research annual meeting in April 2014. We intend to conduct subsequent trials in patients with other cancers carrying the IDH2 mutation and in combination with other anti-cancer agents. We plan to pursue additional clinical studies, evaluating both single-agent as well as combination therapy in patients with serious and life-threatening hematological and solid tumors that harbor IDH2 mutation, in the most efficient manner as we seek to establish the safety and effectiveness of AG-221. The potential regulatory pathway (i.e., conventional or accelerated approval) will be determined by data emerging from the early development program.

AG-120: lead IDH1 program

AG-120 is an orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH1 mutations. Importantly, mutations in IDH1 have been identified in difficult to treat cancers such as chondrosarcoma and cholangiocarcinoma where both the treatment options and prognosis for patients are poor. These are indications where the standard of care treatment options are limited, thus providing an opportunity for more rapid development of an IDH1 mutant inhibitor. Based on our nonclinical in vitro and in vivo efficacy data, there is a clear rationale to develop AG-120 in defined target populations that harbor the IDH1 gene mutation.

We have successfully filed an IND for AG-120 that has been accepted by the FDA. The molecule has excellent pharmacological properties with a wide therapeutic index. In March 2014, we initiated a phase 1 study for AG-120 in patients with advanced hematologic malignancies. In early 2014, we plan to initiate a second phase I clinical trial in advanced solid tumors. Both trials will only enroll patients that carry the IDH1 mutation.

Other programs

In addition to our lead IDH2 and IDH1 programs, we are in earlier stages of validation and drug discovery on multiple novel programs.

Inborn Errors of Metabolism

Background

IEMs are a broad group of more than 600 orphan genetic diseases caused by mutations of single metabolic genes. In these disorders, the defect of a single metabolic enzyme disrupts the normal functioning of a metabolic pathway, leading to either aberrant accumulation of “upstream” metabolites which may be toxic or interfere with normal function or reduced ability to synthesize essential “downstream” metabolites or other critical cellular components. IEMs are also referred to as congenital metabolic diseases or rare genetic metabolic diseases.

The term inborn error of metabolism was coined by a British physician, Archibald Garrod (1857–1936), in the early 20th century. He is known for work that prefigured the “one gene-one enzyme” hypothesis, and his seminal text, Inborn Errors of Metabolism, was published in 1923. Traditionally, IEMs were categorized as disorders of carbohydrate metabolism, amino acid metabolism, organic acid metabolism, or lysosomal storage diseases. In recent decades, hundreds of new IEMs have been discovered and the categories have proliferated.

Most of these diseases are rare or ultra-rare orphan diseases, often with severe or life-threatening features. A disorder is considered orphan if it affects fewer than 200,000 people in the United States, or fewer than five per 10,000 people in the European Union. In a study in British Columbia, the overall incidence of IEMs was estimated to be 70 per 100,000 live births or one in 1,400 births, overall representing more than approximately 15% of single gene disorders in the population. Incidence of a single IEM can vary widely but is generally rare, usually equal to or less than one per 100,000 births. Many IEMs are likely to be under-diagnosed given the lack of available therapies or diagnostics and the rarity of the condition.

Current treatment options for these disorders are limited. Diet modification or nutrient supplementation can be beneficial in some IEMs. Several of these disorders, from a group known as lysosomal storage diseases, have been treated successfully with enzyme replacement therapy, or ERT, the therapeutic administration of a functional version of the defective enzyme. Examples of ERTs for lysosomal storage disorders include Fabrazyme ® for Fabry disease, Myozome ® for Pompe disease, Cerezyme ® for Gaucher disease, and Elaprase ® for Hunter syndrome.

Unfortunately, most mutations driving IEMs are intracellular and not amenable for treatment with enzyme replacement therapies. As a result, despite the promising progress made for patients with a small group of these diseases, the vast majority of patients with IEMs have few therapeutic options available, and the standard of care is palliative, meaning treatment of symptoms with no effect on underlying disease mechanisms. We are taking a novel small molecule approach to correct the metabolic defects within diseased cells with a goal of developing transformative medicines for patients.

Pyruvate kinase deficiency program

Pyruvate kinase, or PK, is the enzyme involved in the second to last reaction in glycolysis—the conversion of glucose into lactic acid. This enzyme is critical for the survival of the cell and has several tissue-specific isoforms (PKR, PKL, PKM1 and PKM2). PKR is the isoform of pyruvate kinase which is present in red blood cells. Mutations in PKR cause defects in red cell glycolysis and leads to a hematological IEM known as pyruvate kinase deficiency, or PK deficiency. Glycolysis is the only pathway available for red blood cells to maintain the production of ATP, or Adenosine-5’-triphosphate, which transports chemical energy within cells for metabolism. Accordingly, total absence of the PKR gene is not compatible with life. PK deficiency leads to a shortened life-span for red blood cells and is the most common form of non-spherocytic hemolytic anemia in humans. The disease is autosomal recessive, meaning children inherit one mutated form of PKR from one parent and the second mutated form from the other parent. Children with the disease produce PKR enzyme that has only a fraction of the normal level of activity (generally <50%). Parents of affected children have only one copy of the mutated PKR enzyme and are clinically normal.

PK deficiency is a rare disorder and disease understanding is still evolving. Several published epidemiology studies estimated prevalence of PK deficiency between three to nine affected patients per million. Agios estimates that between 1,000-3,000 diagnosed patients are alive in the U.S., with similar numbers in Europe, and we believe that the disease is likely under-diagnosed. There is no unique ethnic or geographic representation of the disease. The disease manifests by mild to severe forms of anemia caused by the excessive premature destruction of red blood cells. The precise mechanism for the destruction is not well understood but is thought to result from membrane instability secondary to the metabolic defect caused by the low level of PKR enzyme. The hemolysis is “extra-vascular” in that the red blood cells are destroyed in small capillaries or organs and not spontaneously breaking open in the circulation.

The disease typically presents during early infancy with jaundice and severe anemia, which can require immediate life-saving intervention via replacement of the infant’s entire blood system with a donor’s blood, referred to as an exchange transfusion. Children are classified as either severe disease (hemoglobin <8gm/dl and life-long need for transfusions) or moderate (hemoglobin levels of 8-10 gm/dl and intermittent or rare transfusion support). Adults also fall into two similar categories: severe, which requires chronic transfusions, often monthly, or moderate, which requires intermittent transfusions. Both moderate and severe patients may develop a severe hemolytic crisis in the face of infections or other “stressful” situations and face life-long anemia with an impact on the quality of life.

There is no treatment for this disease other than transfusion support and the disease is life-long. The true natural history and impact of life-long hemolysis is unknown. Chronic iron overload related to transfusions and possibly the disease itself can lead to life-threatening complications. Splenectomy, which refers to removal of the spleen, can modify the symptoms of the disease in some patients but has minimal impact on the ongoing hemolysis. Agios has commissioned and initiated a natural history study that will collect retrospective medical history, routine clinical, and quality of life measures for patients with PK deficiency.

AG-348: lead PKR program

Our development candidate AG-348 is an orally available, potent small molecule activator of PKR. Preclinical in vitro data demonstrate that these activators can significantly enhance both the activity and the stability of the majority of the common PKR mutants. This degree of enzyme activation leads to a meaningful correction of the metabolic imbalance normally found within mutant cells. Red blood cells have been obtained from patients with severe and moderate PK deficiency where ex vivo studies have demonstrated enzyme activation and metabolic improvement. We have successfully completed IND-enabling studies on AG-348 and the molecule has excellent pharmacological properties with a wide therapeutic index. We expect to start single and multiple ascending dose-escalation phase 1 clinical trials for AG-348 in healthy volunteers in mid-2014.

We believe the clinical and regulatory strategy for our PK deficiency program has well established primary and secondary endpoints similar to that of other approved medicines developed for the treatment of other anemias.

Type II D-2 hydroxyglutaric aciduria: IDH2 non-cancer indication

A germline mutation in IDH2, identical to that of cancer patients, has recently been discovered in patients with an ultra-rare, extremely debilitating, and uniformly fatal, genetic neurometabolic disorder called Type II D-2 hydroxyglutaric aciduria. Type II D-2-HGA patients develop a range of medical complications, including developmental delay, seizures, hypotonia, epilepsy, cardiomyopathy, and dysmorphic features. Few affected patients survive past their teens, with the majority dying from cardiac and/or central nervous system disease.

In addition to our planned cancer development program, we will potentially evaluate the use of AG-221 for Type II D-2 HGA. We have initiated collaborations with global metabolic clinical centers to further explore the prevalence and incidence of the disease. There have been potentially 50 reported cases globally, however there is uncertainty as to the number of patients. In addition, we have created a genetically derived mouse model that appears to replicate the disease. This model should allow us to conduct profiling and efficacy studies with AG-221 and other IDH2 mutant specific compounds.

Other preclinical IEM programs

Our approach is to identify a series of IEMs which share the following common set of features:

•	single gene defect;

•	severe clinical presentation with evidence that disease damage is progressive but potentially reversible;

•	adequate number of patients identified for prospective clinical trials; and

•	an assessment of the target, based upon a detailed mutational, structural, and metabolomic analysis, to determine if a small molecule approach to correcting the disease is possible.

Collaboration with Celgene

In April 2010, we entered into a Discovery and Development Collaboration and License Agreement with Celgene, focused on targeting cancer metabolism. The goal of the collaboration is to discover, develop and commercialize disease-altering therapies in oncology arising out of our cancer metabolism research platform that have achieved development candidate status on or before April 14, 2014. Celgene has the option to extend such period through April 14, 2016 and in December 2013, notified us of its intention to extend the period through April 14, 2015. We refer to such four to six year period as the discovery phase of the collaboration. We are leading discovery, preclinical and early clinical development for all cancer metabolism programs under the collaboration. We have nominated two development candidates during the discovery phase and both development candidates have been confirmed by a joint research committee, or JRC, pursuant to the agreement—our IDH1 and IDH2 development candidates. Primarily all of our revenues for the years ended December 31, 2013, 2012 and 2011 are from payments received under our agreement with Celgene.

Discovery programs with development candidates. Celgene may elect to progress into preclinical development each discovery program for which we nominate and the JRC confirms a development candidate during the discovery phase. If Celgene makes such an election, we will, at our expense, conduct studies required to meet the requirements for filing an IND, or IND-enabling studies, and, following their successful completion as confirmed by the JRC, we will file an IND to commence clinical studies of such development candidate. If the FDA accepts the IND, Celgene may request that we conduct an initial phase 1 study at our expense, for which Celgene will pay us at least $5 million upon enrollment of the last patient in such study unless such program becomes a split licensed program, as described below.

Celgene may elect to convert each discovery program for which we have nominated a development candidate into a co-commercialized licensed program, the attributes of which are described below. We have the right, exercisable during a specified period following FDA acceptance of the applicable IND, to convert one of every three co-commercialized licensed programs into a split licensed program, for which we retain the United States rights, other attributes of which are further described below. Our IDH2 program will not be a split licensed program. We may elect to opt out of any split licensed program, after which such split licensed program will revert to a co-commercialized licensed program, and Celgene will have the right, but not the obligation, to commercialize medicines from such program in the United States. We have chosen AG-120, and our IDH1 program, as our first split licensed program.

We will retain our rights to the development candidate and certain other compounds from any discovery program for which we nominate and the JRC confirms a development candidate and that Celgene does not elect to progress into preclinical development or convert into a co-commercialized licensed program. In addition, if the JRC or Celgene elects not to continue collaboration activities with respect to a particular target, either we or Celgene would have the right independently to undertake a discovery program on such target and would have rights to specified compounds from such program, subject to certain “buy-in” rights granted to the other party.

Further development and commercialization of programs. The agreement provides for three types of licensed programs discussed above: co-commercialized licensed programs, split licensed programs, and buy-in programs. Celgene’s and our rights and obligations under each licensed program vary depending on the type of licensed program, as described below.

•	Co-commercialized licensed programs: Celgene will lead and, following either IND acceptance by the FDA or, if Celgene requests us to conduct the initial phase 1 study, completion of such study, will fund global development and commercialization of each co-commercialized licensed program. We have the right to participate in a portion of sales activities in the United States for medicines from co-commercialized programs in accordance with the applicable commercialization plan.

•

Split licensed programs: Celgene will lead development and commercialization outside the United States, and we will lead development and commercialization in the United States, for each split licensed program. We and Celgene will equally fund the global development costs of each split licensed program that are not specific to any particular region or country, Celgene will be responsible for development and commercialization costs specific to countries outside the United States, and we will be responsible for development and commercialization costs specific to the United States.

•	Buy-in programs: The party that was conducting an independent program that became a buy-in program will lead the development and commercialization of such program. The party that elects to buy in to such program will be responsible for funding a portion of development costs incurred after acceptance of an IND for a buy-in program compound, and the lead party will be responsible for all other development costs and all commercialization costs for medicines from such buy-in program.

In addition, Celgene may license certain discovery programs for which we did not nominate or the JRC did not confirm a development candidate during the discovery phase and for which Celgene will lead and fund global development and commercialization. We refer to these as picked licensed programs.

Collaboration governance. The collaboration is managed by a set of joint committees comprised of equal numbers of representatives from each of us and Celgene. The joint steering committee, or JSC, oversees and coordinates the overall conduct of the collaboration. The JRC oversees and coordinates discovery, research and preclinical activities with respect to each discovery program during the discovery phase. A joint development committee, or JDC, for each licensed program will oversee and coordinate development (including manufacturing of clinical supply) of medicines under such licensed program. The joint commercialization committee, or JCC, will oversee the commercialization (including manufacturing of commercial supply) of medicines under the licensed programs.

Diligence. We and Celgene each must use commercially reasonable efforts to perform all activities for which such party is responsible under the collaboration.

Exclusivity. During the discovery phase, we may not directly or indirectly develop, manufacture or commercialize, except pursuant to the agreement, any product or product candidate for any cancer indication with specified activity against certain metabolic targets (except in connection with certain specified third party collaborations), or with specified activity against any collaboration target (or any target for which Celgene is conducting an independent program that we elected not to buy in to) for any indication. Following the discovery phase until termination or expiration of the agreement, either in its entirety or with respect to the relevant program, we may not directly or indirectly develop, manufacture or commercialize, outside of the collaboration, any therapeutic modality with specified activity against any collaboration target that is within a licensed program or against any former collaboration target against which Celgene is conducting an independent program under the agreement. Pursuant to the terms of the first amendment to the agreement, we have the right to develop, manufacture and commercialize outside of the collaboration certain medicines directed against PKR for certain indications, including PK deficiency, subject to specified conditions, including a right of first negotiation that Celgene may exercise if we intend to license our PKR program to any third party.

Financial terms. Under the terms of the agreement, we received an upfront payment of approximately $121.2 million. In addition, Celgene purchased 5,190,551 shares of our series B convertible preferred stock at a price of $1.70 per share, resulting in net proceeds to us of approximately $8.8 million. Celgene made a payment to us of $20.0 million pursuant to an October 2011 amendment in consideration of extending the discovery phase until April 14, 2014. In December 2013, Celgene elected to extend the discovery phase of the strategic collaboration by one year, extending the initial period of exclusivity from four years to five years. As a result of the extension, we will receive a $20.0 million extension payment from Celgene, which payment is expected in May 2014.

We may be eligible to receive an additional $20.0 million through a final extension payment to extend the discovery phase until April 2016. We may also be eligible to receive up to $120.0 million in potential milestone payments payable for each licensed program other than buy-in programs. The potential milestone payments under the agreement for such licensed program are comprised of: (i) a $25.0 million milestone payment upon achievement of a specified clinical development milestone event, (ii) up to $70.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) a $25.0 million milestone payment upon achievement of a specified commercial milestone event (for co-commercialized and certain other licensed programs only). In addition, we are eligible to receive a payment of $22.5 million upon achievement of an early clinical development milestone event for certain co-commercialized licensed programs. We are also eligible to receive a one-time payment of $25.0 million upon dosing of the last patient in a phase 2 study for the first split licensed program, our IDH1 Program, AG-120.

We are eligible to receive royalties at tiered, low- to mid-teen percentage rates on Celgene’s net sales of medicines from licensed programs. We are also eligible to receive royalties at a fixed, mid-single digit percentage rate on net sales of medicines from certain Celgene independent programs. We may be obligated to pay Celgene royalties at tiered, low- to mid-teen percentage rates on our net sales in the United States of medicines from split licensed programs and on net sales of medicines from buy-in programs for which we are the commercializing party.

Termination. Celgene may terminate the agreement for convenience in its entirety or with respect to one or more programs upon ninety days written notice to us. Either we or Celgene may terminate the agreement, in its entirety or with respect to one or more programs, if the other party is in material breach and fails to cure such breach within the specified cure period; however, if such breach relates solely to a specific program, the non-breaching party may terminate the agreement solely with respect to such program. Either we or Celgene may terminate the agreement in the event of specified insolvency events involving the other party.

If Celgene terminates the agreement as a result of our uncured material breach, then certain of our rights and certain of Celgene’s obligations described above would change with respect to the terminated program(s), including, for example: the licenses we granted to Celgene would become perpetual; milestone payments to which we may be entitled may be reduced or eliminated; royalties to which we may be entitled may be reduced or eliminated; we would lose the development and commercialization rights for the United States for any terminated split licensed program; and we would grant Celgene specified rights, and take specified actions, to assist Celgene in continuing the development, manufacture and commercialization of medicines for the United States from each terminated split licensed program.

If Celgene terminates the agreement for convenience or if we terminate the agreement as a result of Celgene’s uncured material breach, the licenses we granted to Celgene with respect to the terminated program(s) will end, and we will have specified rights for, and Celgene will take specified actions to assist us in continuing, the development, manufacture and commercialization of medicines from each terminated program.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our product candidates and our core technologies, including novel biomarker and diagnostic discoveries, and other know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary or intellectual property rights. Our policy is to seek to protect our proprietary and intellectual property position by, among other methods, filing U.S., international and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We file patent applications directed to our key product candidates, including AG-221, AG-120 and AG-348, in an effort to establish intellectual property positions regarding new chemical entities relating to these product candidates as well as uses of new chemical entities in the treatment of diseases. We also seek patent protection with respect to biomarkers that may be useful in selecting the right patient population for therapies with our product candidates. As of December 31, 2013, we had a portfolio of pending U.S. and foreign patent applications. A significant portion of our pending patent applications pertain to our key development programs, including AG-221, AG-120 and AG-348. Any patents that may issue from these applications would expire between 2027 and 2035.

In addition to the pending patent applications covering our most advanced product candidates, our portfolio also includes pending patent applications relating to diagnostic methods for detecting various IDH1 and IDH2 mutations, as well as compositions of matter and methods of use directed to modulating other metabolic targets.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or the USPTO, in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug or biological product may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each medicine and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our product candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, patent applications that we may file or license from third parties may not result in the issuance of patents. We also cannot predict the breadth of claims that may be allowed or enforced in our patents. Any issued patents that we may receive in the future may be challenged, invalidated or circumvented. For example, we cannot be certain of the priority of inventions covered by pending third-party patent applications. If third parties prepare and file patent applications in the United States that also claim technology or therapeutics to which we have rights, we may have to participate in interference proceedings in the USPTO to determine priority of invention, which could result in substantial costs to us, even if the eventual outcome is favorable to us. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent.

In addition to patents, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our collaborators, scientific advisors, employees and consultants, and invention assignment agreements with our employees. We also have agreements requiring assignment of inventions with selected consultants, scientific advisors and collaborators. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses requiring invention assignment, to grant us ownership of technologies that are developed through a relationship with a third party.

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

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, development experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

We compete in the segments of the pharmaceutical, biotechnology and other related markets that address cancer metabolism and IEMs. There are other companies working to develop therapies in the field of cancer metabolism and IEMs. These companies include divisions of large pharmaceutical companies and biotechnology companies of various sizes.

Cancer metabolism. In the field of cancer metabolism, our principal competitors include AstraZeneca, Calithera Biosciences, Cornerstone Pharmaceuticals, Inc., Eli Lilly and Company, Forma Therapeutics Holdings, LLC, GlaxoSmithKline plc, Merck & Co., Novartis International AG, Pfizer, Inc., and Roche Holdings, Inc., and its subsidiary Genentech, Inc.

The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy and targeted drug therapy. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates may compete with many existing drug and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates will not be competitive with them. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. In general, although there has been considerable progress over the past few decades in the treatment of cancer and the currently marketed therapies provide benefits to many patients, these therapies all are limited to some extent in their efficacy and frequency of adverse events, and none are successful in treating all patients. As a result, the level of morbidity and mortality from cancer remains high.

In addition to currently marketed therapies, there are also a number of medicines in late stage clinical development to treat cancer. These medicines in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval.

Inborn errors of metabolism. In the field of IEMs, our principal competitors include Alexion Pharmaceuticals, Inc., BioMarin Pharmaceutical, Inc., Genzyme, a Sanofi company, and Shire Biochem, Inc.

The most common methods for treating patients with IEMs are dietary restriction, dietary supplementation or replacement, treatment of symptoms and complications, gene therapy, organ transplant and enzyme replacement therapies. There are a number of marketed enzyme replacement therapies available for treating patients with IEMs. In some cases, these treatment methods are used in combination to improve efficacy. While our product candidates may compete with existing medicines and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates will not be competitive with them. In addition to currently marketed therapies, there are also a number of products that are either enzyme replacement therapies or gene therapies in various stages of clinical development to treat IEMs. These products in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval.

Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved medicines than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics in guiding the use of related therapeutics, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize medicines that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any medicines that we may develop. Our competitors also may obtain FDA or other regulatory approval for their medicines more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic medicines. There are many generic medicines currently on the market for the indications that we are pursuing, and additional medicines are expected to become available on a generic basis over the coming years. If our therapeutic product candidates are approved, we expect that they will be priced at a significant premium over competitive generic medicines.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. To date, we have obtained materials for AG-221, AG-120 and AG-348 for our ongoing and planned phase 1 testing from third party manufacturers. We obtain our supplies from these manufacturers on a purchase order basis and do not have a long-term supply arrangement in place. We do not currently have arrangements in place for redundant supply for bulk drug substance. For all of our product candidates, we intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to submission of a new drug application to the FDA.

AG-221, AG-120 and AG-348 are organic compounds of low molecular weight, generally called small molecules. They can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale-up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.

We generally expect to rely on third parties for the manufacture of any companion diagnostics we develop.

Research and Development Expenses

For the years ended December 31, 2013, 2012 and 2011, company-sponsored research and development expenses were $54.5 million, $41.0 million and $31.3 million, respectively.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, including any manufacturing changes, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, import and export of pharmaceutical products, such as those we are developing.

United States drug approval process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and untitled letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug for each indication;

•	submission to the FDA of a new drug application, or NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

Preclinical studies and IND

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the

FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination at www.clinicaltrials.gov.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•	Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.

•	Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•	Phase 3: The drug is administered to an expanded patient population in adequate and well-controlled clinical trials to generate sufficient data to statistically confirm the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and, more frequently, if serious adverse events occur. Phase 1, phase 2 and phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

Marketing approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $1.8 million, and the sponsor of an approved NDA is also subject to annual product and establishment user fees, currently exceeding $98,000 per product and $520,000 per establishment. These fees are typically increased annually.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission before accepting them for filing to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review of NDAs. Under these goals, the FDA has committed to review most such applications for non-priority products within 10 months, and most applications for priority review products, that is, drugs that the FDA determines represent a significant improvement over existing therapy, within six months. The review process may be extended by the FDA for three additional months to consider certain information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drugs or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. In addition, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and integrity of the clinical data submitted.

The testing and approval process requires substantial time, effort and financial resources, and each may take many years to complete. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to develop our product candidates and secure necessary governmental approvals, which could delay or preclude us from marketing our products.

After the FDA’s evaluation of the NDA and inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval and refuse to approve the NDA. Even if the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including Risk Evaluation and Mitigation Strategies, or REMs, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Fast track designation

The FDA is required to facilitate the development and expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new drug candidate may request the FDA to designate the product for a specific indication as a fast track product concurrent with or after the filing of the IND for the product candidate. The FDA must determine if the product candidate qualifies for fast track designation within 60 days after receipt of the sponsor’s request.

In addition to other benefits, such as the ability to use surrogate endpoints and have greater interactions with the FDA, the FDA may initiate review of sections of a fast track product’s NDA before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the NDA is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Priority review

Under FDA policies, a product candidate may be eligible for priority review, or review generally within a six-month time frame from the time a complete application is received. Products regulated by the FDA’s Center for Drug Evaluation and Research, or CDER, are eligible for priority review if they provide a significant improvement compared to marketed products in the treatment, diagnosis or prevention of a disease. A fast track designated product candidate would ordinarily meet the FDA’s criteria for priority review.

Accelerated approval

Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

Breakthrough therapy designation

Under the provisions of the new Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Orphan drugs

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same orphan indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

Pediatric information

Under the Pediatric Research Equity Act of 2003, as amended and reauthorized by the Food and Drug Administration Amendments Act of 2007, or the FDAAA, an NDA or supplement to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan drug designation.

Combination products

The FDA regulates combinations of products that cross FDA centers, such as drug, biologic or medical device components that are physically, chemically or otherwise combined into a single entity, as a combination product. The FDA center with primary jurisdiction for the combination product will take the lead in the premarket review of the product, with the other center consulting or collaborating with the lead center.

The FDA’s Office of Combination Products, or OCP, determines which center will have primary jurisdiction for the combination product based on the combination product’s “primary mode of action.” A mode of action is the means by which a product achieves an intended therapeutic effect or action. The primary mode of action is the mode of action that provides the most important therapeutic action of the combination product, or the mode of action expected to make the greatest contribution to the overall intended therapeutic effects of the combination product.

Often it is difficult for the OCP to determine with reasonable certainty the most important therapeutic action of the combination product. In those difficult cases, the OCP will consider consistency with other combination products raising similar types of safety and effectiveness questions, or which center has the most expertise to evaluate the most significant safety and effectiveness questions raised by the combination product.

A sponsor may use a voluntary formal process, known as a Request for Designation, when the product classification is unclear or in dispute, to obtain a binding decision as to which center will regulate the combination product. If the sponsor objects to that decision, it may request that the agency reconsider that decision.

Overview of FDA regulation of companion diagnostics

We may seek to develop in vitro and in vivo companion diagnostics for use in selecting the patients that we believe will respond to our therapeutics.

FDA officials have issued draft guidance that, when finalized, would address issues critical to developing in vitro companion diagnostics, such as biomarker qualification, establishing clinical validity, the use of retrospective data, the appropriate patient population and when the FDA will require that the device and the drug be approved simultaneously. The draft guidance issued in July 2011 states that if safe and effective use of a therapeutic product depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of the diagnostic at the same time that the FDA approves the therapeutic product. The FDA has yet to issue further guidance, and it is unclear whether it will do so, or what the scope would be.

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the cancer treatment to obtain Pre-Market Approval, or PMA, simultaneously with approval of the drug.

PMA approval pathway

A medical device, including an in vitro diagnostic, or IVD, to be commercially distributed in the United States must receive either 510(k) clearance or PMA approval from the FDA prior to marketing. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a pre-amendment class III device for which PMA applications have not been called, are placed in Class III requiring PMA approval. The PMA approval pathway requires proof of the safety and effectiveness of the device to the FDA’s satisfaction.

The PMA approval pathway generally takes from one to three years or even longer from submission of the application.

A PMA application for an IVD must provide extensive preclinical and clinical trial data. Preclinical data for an IVD includes many different tests, including how reproducible the results are when the same sample is tested multiple times by multiple users at multiple laboratories. The clinical data need to establish that the test is sufficiently safe, effective and reliable in the intended use population. In addition, the FDA must be convinced that a device has clinical utility, meaning that an IVD provides information that is clinically meaningful. A biomarker’s clinical significance may be obvious, or the applicant may be able to rely upon published literature or submit data to show clinical utility.

A PMA application also must provide information about the device and its components regarding, among other things, device design, manufacturing and labeling. The sponsor must pay an application fee.

As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with Quality System Regulation, or QSR, requirements, which impose elaborate testing, control, documentation and other quality assurance procedures.

Upon submission, the FDA determines if the PMA application is sufficiently complete to permit a substantive review, and, if so, the FDA accepts the application for filing. The FDA then commences an in-depth review of the PMA application. The entire process typically takes one to three years, but may take longer. The review time is often significantly extended as a result of the FDA asking for more information or clarification of information already provided. The FDA also may respond with a not approvable determination based on deficiencies in the application and require additional clinical trials that are often expensive and time-consuming and can substantially delay approval.

During the review period, an FDA advisory committee, typically a panel of clinicians, may be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel’s recommendation is important to the FDA’s overall decision making process.

If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval.

Even after approval of a PMA, a new PMA or PMA supplement may be required in the event of a modification to the device, its labeling or its manufacturing process. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to the information needed to support the proposed change from the product covered by the original PMA.

Clinical trials

A clinical trial is almost always required to support a PMA application. In some cases, one or more smaller Investigational Device Exemption, or IDE, studies may precede a pivotal clinical trial intended to demonstrate the safety and efficacy of the investigational device.

All clinical studies of investigational devices must be conducted in compliance with the FDA’s requirements. If an investigational device could pose a significant risk to patients pursuant to FDA regulations, the FDA must approve an IDE application prior to initiation of investigational use. IVD trials usually do not require an IDE, as the FDA does not judge them to be a significant risk because the results do not affect the patients in the study. However, for a trial where the IVD result directs the therapeutic care of patients with cancer, we believe that the FDA would consider the investigation to present significant risk.

An IDE application must be supported by appropriate data, such as laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The FDA typically grants IDE approval for a specified number of patients. A non-significant risk device does not require FDA approval of an IDE. Both significant risk and non-significant risk investigational devices require approval from IRBs at the study centers where the device will be used.

During the trial, the sponsor must comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting and record keeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices and comply with all reporting and record keeping requirements. Prior to granting PMA approval, the FDA typically inspects the records relating to the conduct of the study and the clinical data supporting the PMA application for compliance with applicable requirements.

Although the QSR does not fully apply to investigational devices, the requirement for controls on design and development does apply. The sponsor also must manufacture the investigational device in conformity with the quality controls described in the IDE application and any conditions of IDE approval that the FDA may impose with respect to manufacturing.

Post-market

After a device is on the market, numerous regulatory requirements apply. These requirements include: the QSR, labeling regulations, the FDA’s general prohibition against promoting products for unapproved or “off label” uses, the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur, and the Reports of Corrections and Removals regulation, which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA.

The FDA enforces these requirements by inspection and market surveillance. If the FDA finds a violation, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as: fines, injunctions and civil penalties; recall or seizure of products; operating restrictions, partial suspension or total shutdown of production; refusing requests for PMA approval of new products; withdrawing PMA approvals already granted; and criminal prosecution.

Other regulatory requirements

Any drug manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval.

The FDA may impose a number of post-approval requirements, including REMs, as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Regulatory approval of oncology products often requires that patients in clinical trials be followed for long periods to determine the overall survival benefit of the drug.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical trials to assess new safety risks or imposition of distribution or other restrictions under a Risk Evaluation and Mitigation Strategy program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	consent decrees, injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses, and a company that is found to have improperly promoted off label uses may be subject to significant liability.

Additional provisions

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Physician Drug Samples

As part of the sales and marketing process, pharmaceutical companies frequently provide samples of approved drugs to physicians. The Prescription Drug Marketing Act, or the PDMA, imposes requirements and limitations upon the provision of drug samples to physicians, as well as prohibits states from licensing distributors of prescription drugs unless the state licensing program meets certain federal guidelines that include minimum standards for storage, handling and record keeping. In addition, the PDMA sets forth civil and criminal penalties for violations.

Foreign Regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

New Legislation and Regulations

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted or whether FDA regulations, guidance, policies or interpretations changed or what the effect of such changes, if any, may be.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. Sales of any of our product candidates, if approved, will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government health programs such as Medicare and Medicaid, commercial health insurers and managed care organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the approved drugs for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals such as the drug candidates that we are developing and could adversely affect our net revenue and results.

Pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our products.

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. In particular, the Patient Protection and Affordable Care Act was enacted in the United States in March 2010 and contain provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Segment Reporting

We are engaged solely in the discovery and development of medicines for the treatment of cancer and inborn errors of metabolism. Accordingly, we have determined that we operate in one operating segment.

Our Scientific Founders and Advisors

Founders

The founders of Agios are eminent scientists and authorities in cancer who have pioneered key advances in the field of cancer metabolism. Together, they provide scientific leadership and expertise in this field.

Lewis C. Cantley, Ph.D. Dr. Cantley is director of the Cancer Center at Weill Cornell Medical College and New York-Presbyterian Hospital and a member of the National Academy of Sciences and American Academy of Arts and Sciences. Dr. Cantley is a foremost expert in understanding the biochemical pathways linking cancer and energy metabolism. His key contributions include:

•	discovering the phosphatidylinositol-3-kinase (PI3K) signaling pathway;

•	characterizing the mechanism by which PI3K is activated by growth factors and oncogenes and elucidating pathways downstream of PI3K, including the AKT/PKB signaling pathway;

•	pioneering the application of fluorescence resonance energy transfer (FRET) for studying small molecule cell membrane transport; and

•	discovering pyruvate kinase M2 (PKM2) as a “hub” to integrate growth factor signaling and aerobic glycolysis, an evolution in the understanding of the Warburg effect.

Tak W. Mak, Ph.D. Dr. Mak is professor of medical biophysics, University of Toronto; director of the Advanced Medical Discovery Institute; director of the Campbell Family Institute for Breast Cancer Research; foreign associate of the National Academy of Sciences; and fellow of the Royal Society. Dr. Mak is a preeminent researcher of the biology of the immune system, the biology of apoptosis and the pathogenesis of cancer. His key contributions include:

•	discovering the T-Cell receptor;

•	characterizing the tumorigenic functions of the tumor suppressor protein p53 and the kinase Chk2;

•	identifying CPT1C as a tumor-specific gene product that plays an important role in the utilization of fatty acids as an alternative energy source of cancer cells; and

•	discovery of the function of CTLA-4.

Craig B. Thompson, M.D. Dr. Thompson is president and CEO of Memorial Sloan-Kettering Cancer Center; and a member of the National Academy of Sciences, American Academy of Arts and Sciences and Institute of Medicine. Dr. Thompson is an authority in the study of how genes regulate apoptosis and metabolism and investigates their application in treating cancer. His key contributions include:

•	elucidating the role of the Bcl-2 family of oncogenes in regulating cell survival;

•	identifying the roles of aerobic glycolysis, fatty acid synthesis and autophagy in the metabolic adaptation by cancer cells as part of carcinogenesis; and

•	proposing the concept that most oncogenes and tumor suppressors evolved to regulate cellular metabolism.

Scientific Advisors

We have assembled a world-class scientific advisory board that includes renowned experts in cancer metabolism, oncology, drug discovery and translational medicine. These advisors work in close collaboration with our scientists to identify new research directions and accelerate our target validation and drug discovery programs.

Name	Primary affiliation
Craig B. Thompson, M.D.	Memorial Sloan-Kettering Cancer Center

Joan Brugge, Ph.D.	Harvard Medical School

Lewis C. Cantley, Ph.D.	The Cancer Center at Weill Cornell Medical College and New York-Presbyterian Hospital

Jeffrey Engelman, M.D., Ph.D.	Massachusetts General Hospital and Harvard Medical School

William G. Kaelin, Jr., M.D.	Dana-Farber Cancer Institute and Harvard Medical School

Tak W. Mak, Ph.D.	University of Toronto and the Campbell Family Institute for Breast Cancer Research

Pier Paolo Pandolfi, M.D., Ph.D.	Beth Israel Deaconess Medical Center

David M. Sabatini, M.D., Ph.D.	Whitehead Institute and Massachusetts Institute of Technology

Charles Sawyers, M.D.	Memorial Sloan-Kettering Cancer Center

Matthew Vander Heiden, M.D., Ph.D.	Koch Institute for Integrative Cancer Research at MIT

Employees

As of December 31, 2013, we had 96 full-time employees, including 44 employees with M.D. or Ph.D. degrees. Of these full-time employees, 73 employees are engaged in research and development activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our Corporate Information

We were incorporated under the laws of the State of Delaware in August 2007. Our executive offices are located at 38 Sidney Street, 2nd Floor, Cambridge, Massachusetts 02139, and our telephone number is (617) 649-8600. Our website address is www.agios.com. References to our website are inactive textual references only and the content of our website should not be deemed incorporated by reference into this Form 10-K.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website located at www.agios.com as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (the “SEC”). These reports are also available at the SEC’s Internet website at www.sec.gov. The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website, www.agios.com, under “Corporate Governance” and are available in print to any person who requests copies by contacting us by calling (617) 649-8600 or by writing to Agios Pharmaceuticals, Inc., 38 Sidney Street, 2nd Floor, Cambridge, Massachusetts 02139.

Item 1A. Risk Factors

The factors described below are the principal risks that could materially adversely affect our operating results and financial condition. Other factors may exist that we do not consider significant based on information that is currently available. In addition, new risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect us.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $39.4 million, $20.1 and $23.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we had an accumulated deficit of $113.4 million. We have financed our operations primarily through private placements of our preferred stock, our initial public offering and the concurrent private placement and our collaboration with Celgene focused on cancer metabolism. We have devoted substantially all of our efforts to research and development. We are in early stages of clinical development of our product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and preclinical development of our product candidates;

•	seek to identify additional product candidates;

•	initiate and continue clinical trials for our product candidates;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and

•	acquire or in-license other medicines and technologies.

To become and remain profitable, we must develop and eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those medicines for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. We are currently only in early clinical and preclinical testing stages for our most advanced product candidates. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate and continue clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of Celgene or other collaborators. Furthermore, we will incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents and marketable securities, the $20 million anticipated from Celgene as a result of its exercise in December 2013 of its option to extend the discovery term of our agreement for an additional year and anticipated interest income and anticipated expense reimbursements under our collaboration agreement with Celgene, will enable us to fund our operating expenses and capital expenditure requirements until at least the fourth quarter of 2016. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our product candidates;

•	the success of our collaboration with Celgene;

•	whether Celgene exercises its option to extend the discovery phase under our collaboration with Celgene (which would trigger an extension payment to us);

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	our ability to establish and maintain additional collaborations on favorable terms, if at all; and

•	the extent to which we acquire or in-license other medicines and technologies.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than our collaboration with Celgene, which is limited in scope and duration. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We are an early-stage company. We were founded in the second half of 2007 and commenced operations in late 2008. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical and early clinical studies of our most advanced product candidates. All of our product candidates are still in preclinical and early clinical development. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop one new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We depend heavily on the success of our most advanced product candidates. All of our product candidates are still in early clinical and preclinical development. Preclinical testing and clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the identification of our most advanced product candidates, AG-221 and AG-120 for the treatment of hematological and solid tumors and AG-348 for the treatment of PK deficiency. We recently initiated phase 1 studies for our most advanced product candidates, AG-221 and AG-120. We have not commenced clinical trials for any of our other product candidates. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of these product candidates. The success of our product candidates will depend on many factors, including the following:

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

We or our collaborators may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate; enrollment in these clinical trials, which may be particularly challenging for some of the orphan diseases we target in our IEM program, may be slower than we anticipate; or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we might have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

•	regulators, institutional review boards, or the data safety monitoring board, or DSMB, for such trials may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials.

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

Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. Our or our collaborators’ inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

Under our collaboration agreement with Celgene, we have the right, exercisable during a specified period following FDA acceptance of the applicable investigational new drug application, or IND, to convert one of every three co-commercialized licensed programs into a split licensed program, for which we retain the United States rights. Our IDH2 program will not be a split licensed program. We have chosen AG-120, and our IDH1 program, as our first split licensed program. Due to the limited exercise period, we may have to choose whether a co-commercialized program will be a split licensed program before we have as much information as we would like on another co-commercialized program, including whether and when such program may receive FDA acceptance of the applicable IND. As a result of such incomplete information or due to incorrect analysis by us, we may select a split licensed program that later proves to have less commercial potential than an alternative or none at all.

If we are unable to successfully develop companion diagnostics for our therapeutic product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our therapeutics.

Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drug candidates, we believe that our success may depend, in part, on our ability to develop companion diagnostics, which are assays or tests to identify an appropriate patient population for these drug candidates. There has been limited success to date industry-wide in developing these types of companion diagnostics. To be successful, we need to address a number of scientific, technical and logistical challenges. We have not yet initiated development of companion diagnostics. We have little experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with any of our therapeutic product candidates that receive marketing approval. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing diagnostics, we expect to rely in part or in whole on third parties for their design and manufacture. If we, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostics for our therapeutic product candidates, or experience delays in doing so:

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

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	efficacy and potential advantages compared to alternative treatments;

•	the approval, availability, market acceptance and reimbursement for the companion diagnostic;

•	the ability to offer our medicines for sale at competitive prices;

•	convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support;

•	sufficient third-party coverage or reimbursement; and

•	the prevalence and severity of any side effects.

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

There are also a number of product candidates in preclinical development by third parties to treat cancer and IEMs by targeting cellular metabolism. These companies include large pharmaceutical companies, including AstraZeneca plc, Eli Lilly and Company, Roche Holdings Inc. and its subsidiary Genentech, Inc., GlaxoSmithKline plc, Merck & Co., Novartis International AG, Pfizer, Inc., and Genzyme, a Sanofi company. There are also biotechnology companies of various size that are developing therapies to target cellular metabolism, including Alexion Pharmaceuticals, Inc., BioMarin Pharmaceutical Inc., Calithera Biosciences, Inc., Cornerstone Pharmaceuticals, Inc., Forma Therapeutics Holdings LLC, and Shire Biochem Inc. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage when we continue clinical trials and if we successfully commercialize any medicine. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

We rely and expect to continue to rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.

We expect to rely on third parties, such as contract research organizations, or CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. We currently rely and expect to continue to rely on third parties to conduct some aspects of our research and preclinical testing. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties or to do so on commercially reasonable terms. Switching or adding additional third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays may occur in our product development activities. Although we seek to carefully manage our relationships with our CROs, we could encounter similar challenges or delays in the future and these challenges or delays could have a material adverse impact on our business, financial condition and prospects.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good clinical practices, or cGCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the European Medicines Agency, or EMA, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with cGCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practices, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. In addition, these third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our on-going clinical, nonclinical and preclinical programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines. As a result, our results of operations and the commercial prospects for our medicines would be harmed, our costs could increase and our ability to generate revenues could be delayed.

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our medicines, producing additional losses and depriving us of potential product revenue.

We contract with third parties for the manufacture of our product candidates for preclinical and early clinical testing and expect to continue to do so for late-stage clinical trials and for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or medicines or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing and for commercial supply of any of these product candidates for which we or our collaborators obtain marketing approval. To date, we have obtained materials for AG-221, AG-120 and AG-348 for our ongoing and planned phase 1 testing from third party manufacturers. We do not have a long term supply agreement with the third-party manufacturers, and we purchase our required drug supply on a purchase order basis.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary medicines and technology. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and medicines that are important to our business. To date, we do not own or have any rights to any issued patents that cover any of our product candidates, and we cannot be certain that we will secure any rights to any issued patents with claims that cover any of our proprietary medicines and technologies.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We have in the past and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our medicines and technology, including interference proceedings before the U.S. Patent and Trademark Office. For example, in 2011, The Leonard and Madlyn Abramson Family Cancer Research Institute at the Abramson Cancer Center of the University of Pennsylvania initiated a lawsuit against us, one of our founders, Craig B. Thompson, M.D., and Celgene, alleging misappropriation of intellectual property and, in 2012, the Trustees of the University of Pennsylvania initiated a similar lawsuit against us and Dr. Thompson. Each of these lawsuits was settled in 2012. No other legal proceedings have been filed against us to date. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our medicines and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. We could be forced, including by court order, to cease developing and commercializing the infringing technology or medicine. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

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

More recently, in March 2010, U.S. President Barack Obama signed into law the Affordable Care Act, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Affordable Care Act revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with health care practitioners. We will not know the full effects of the Affordable Care Act until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the effect of the Affordable Care Act, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state health-care fraud and abuse laws and regulations, report financial information or data accurately, disclose unauthorized activities to us, or comply with securities laws. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders own a significant percentage of our stock and will be able to control matters submitted to stockholders for approval.

As of March 14, 2014 our executive officers, directors and a small number of our stockholders own more than a majority of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

If securities analysts do not publish research or reports about our business or if they publish negative, or inaccurate, evaluations of our stock, the price of our stock and trading volume could decline.

The trading market for our common stock will relies in part on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price and trading volume to decline.

An active trading market for our common stock may not be sustained.

Although our common stock is listed on the NASDAQ Global Select Market, an active trading market for our shares may not be sustained. If an active market for our common stock does not continue, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares or sell their shares at all. Any inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

The trading price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering in July 2013 the price of our common stock on the NASDAQ Global Select Market has ranged from $15.77 per share to $33.59 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Persons who were our stockholders prior to our initial public offering continue to hold a substantial number of shares of our common stock. If such persons sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our stock incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act, and, in any event, we have filed a registration statement permitting shares of common stock issued on exercise of options to be freely sold in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Certain holders of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our stock incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock.

Pursuant to our stock incentive plan(s), our compensation committee (or its designee) and board of directors are authorized to grant equity-based incentive awards to our employees, directors and consultants. As of February 28, 2014, the number of shares of our common stock available for future grant under our 2013 Stock Incentive Plan, or the 2013 Plan, is 1,881,252.

The number of shares of our common stock reserved for issuance under our 2013 Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under our 2007 Stock Incentive Plan, and (ii) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2014 and continuing until the expiration of the 2013 Plan, equal to the lesser of (x) 2,000,000 shares of our common stock, (y) 4% of the outstanding shares on such date or (z) an amount determined by our board of directors. Future option grants and issuances of common stock under our 2013 Plan may have an adverse effect on the market price of our common stock.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our principal facilities consist of approximately 39,000 square feet of office and laboratory space located at 38 Sidney Street, Cambridge, Massachusetts. The lease on all this space expires in April 2016. The Company has the option to extend the Lease for two additional consecutive terms of five years. We believe our existing facilities are adequate for our current needs and that additional space will be available in the future on commercially reasonable terms as needed.

Item 3. Legal Proceedings

From time to time, we may be party to various legal claims and legal proceedings or other disputes incidental to our business, such as intellectual property or contract matters. For a discussion of the risks associated with intellectual property legal proceedings and other disputes, see Item 1A. “Risk Factors — Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

We are not currently a party to any material legal proceedings, and we do not currently have any contingencies related to ongoing legal matters.

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been publicly traded on the NASDAQ Global Select Market under the symbol “AGIO”. Trading of our common stock commenced on July 24, 2013, the first date that shares of our common stock were publicly traded. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sales prices of our common stock as reported on the NASDAQ Global Select Market for each quarter in the year ended December 31, 2013.

2013	High	Low
Third Quarter (Beginning July 24, 2013)	$33.45	$22.34
Fourth Quarter	$33.59	$15.77

Holders

As of March 14, 2014, there were approximately 61 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends to holders of common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, nor shall such information be incorporated by reference into any future filing under the Exchange Act or the Securities Act of 1933, as amended, or the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the performance of our common stock to The NASDAQ Composite Index and to The NASDAQ Biotechnology Index from July 24, 2013 (the first date that shares of our common stock were publicly traded) through December 31, 2013. The comparison assumes $100 was invested after the market closed on July 24, 2013 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Use of Proceeds from Registered Securities

On July 29, 2013, we completed our initial public offering (“IPO”) in which we issued and sold 6,772,221 shares of our common stock, including 883,333 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $18.00 per share, for aggregate gross proceeds of $121.9 million. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-189216), which was declared effective by the SEC on July 23, 2013, and a Registration Statement on Form S-1 MEF (File No. 333-190091) filed pursuant to Rule 462(b) of the Securities Act. J.P. Morgan Securities LLC and Goldman, Sachs & Co. acted as joint-book-running managers of the IPO and as representatives of the underwriters. Cowen and Company, LLC and Leerink Swann LLC acted as co-managers for the IPO. The offering commenced on July 23, 2013 and did not terminate until the sale of all of the shares offered.

The net offering proceeds to us, after deducting underwriting discounts of $8.5 million and offering expenses payable by us totaling $2.4 million, were $111.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. As of December 31, 2013, we have used approximately $25.8 million of the net offering proceeds primarily to fund the costs of phase 1 clinical development of AG-221, to fund IND-enabling costs for AG-120 and AG-348, to fund research and development to advance our pipeline of earlier-stage cancer metabolism and IEM programs and for working capital and general corporate purposes. We are holding a significant portion of the balance of the net proceeds from the offering in money market funds and short- and long-term investments. Our use of the net offering proceeds to date is consistent with the use of proceeds described our prospectus filed with the SEC pursuant to Rule 424(b)(4) on July 24, 2013, and there has been no material change in our planned use of the balance of the net proceeds from the offering described in such prospectus.

Recent Sales of Unregistered Securities

On April 30, 2013, pursuant to the terms of our 2007 Stock Incentive Plan, we granted to certain of our directors, executive officers and employees options to purchase an aggregate of 613,745 shares of our common stock, at an exercise price of $9.05 per share. On July 23, 2013, pursuant to the terms of our 2013 Stock Incentive Plan, we granted to certain of our employees and consultants options to purchase an aggregate of 144,722 shares of our common stock, at an exercise price of $18.00 per share. The issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to Section 3(b) and Rule 701 promulgated thereunder, as transactions pursuant to a compensatory benefit plan as provided under Rule 701.

On July 29, 2013, in connection with the IPO, we sold 708,333 shares of our common stock in a private placement to an affiliate of Celgene Corporation at a price of $18.00 per share, for aggregate proceeds of $12.8 million. The issuance of such shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2013.

Item 6.   Selected Consolidated Financial Data

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 from our audited consolidated financial statements included in this Annual Report on Form 10-K. We have derived the consolidated balance sheet data as of December 31, 2011 from our audited consolidated financial statements not included in this Annual report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
(in thousands, except per share amounts)	2013	2012	2011
Consolidated statements of operations:
Revenue	$25,548	$25,106	$21,837
Operating expenses:
Research and development	54,502	41,037	31,253
General and administrative	9,929	7,064	7,215

Total operating expenses	64,431	48,101	38,468

Loss from operations	(38,883)	(22,995)	(16,631)
Interest income	55	69	132

Loss before provision (benefit) for income taxes	(38,828)	(22,926)	(16,499)
Provision (benefit) for income taxes	579	(2,824)	7,207

Net loss	(39,407)	(20,102)	(23,706)

Cumulative preferred stock dividends	(4,162)	(7,190)	(3,100)

Net loss applicable to common stockholders	$(43,569)	$(27,292)	$(26,806)

Net loss per share applicable to common stockholders - basic and diluted	$(2.83)	$(8.02)	$(8.90)

Weighted-average number of common shares used in net loss per share applicable to common stockholders – basic and diluted	15,415,373	3,401,719	3,013,366

	As of December 31,
(in thousands)	2013 (1)	2012	2011
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$193,894	$127,976	$179,168
Total assets	201,205	137,008	194,470
Total liabilities	69,723	93,110	131,330
Convertible preferred stock	-	115,922	115,922
Common stock	31	3	3
Additional paid-in capital	244,881	2,012	1,127
Accumulated deficit	(113,444)	(74,037)	(53,935)
Total stockholders’ equity (deficit)	131,482	(72,024)	(52,782)

(1)	Upon closing of our IPO in July 2013, all outstanding shares of our convertible preferred stock were converted into 19.7 million shares of common stock

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company passionately committed to applying our scientific leadership in the field of cellular metabolism to transform the lives of patients with cancer and inborn errors of metabolism, or IEMs, which are a subset of orphan genetic metabolic diseases. Metabolism is a complex biological process involving the uptake and assimilation of nutrients in cells to produce energy and facilitate many of the processes required for cellular division and growth. We believe that dysregulation of normal cellular metabolism plays a crucial role in many diseases, including certain cancers and IEMs. We singularly focus our efforts on using cellular metabolism, an unexploited area of biological research with disruptive potential, as a platform for developing potentially transformative small molecule medicines for cancer and IEMs. The lead product candidates in our most advanced programs are aimed at druggable targets which have undergone rigorous validation processes. Our most advanced cancer product candidates, AG-221 and AG-120, which target mutant IDH2 and IDH1, respectively, have demonstrated strong proof of concept in preclinical models. In September 2013, we initiated a phase 1 study for AG-221 in patients with advanced hematologic malignancies with an IDH2 mutation and expect to report initial clinical data at the 2014 American Association for Cancer Research Annual Meeting in April. In March 2014, we initiated a phase 1 study for AG-120 in patients with advanced hematologic malignancies with an IDH1 mutation. We expect to initiate a second phase 1 clinical trial for AG-120 in early 2014. The lead candidate in our IEM program, AG-348, targets pyruvate kinase for the treatment of pyruvate kinase deficiency. We have completed IND-enabling studies and expect to initiate phase 1 clinical trials for AG-348 in mid-2014.

Our initial therapeutic area of focus is cancer. We are leveraging our expertise in metabolic pathways to discover, validate, develop and commercialize a pipeline of novel drug candidates. In April 2010, we entered into a collaboration agreement with Celgene Corporation, or Celgene, focused on cancer metabolism. Under the collaboration, we are leading discovery, preclinical and early clinical development for all cancer metabolism programs. The discovery phase of the collaboration expires in April 2014, subject to Celgene’s option to extend the discovery phase for up to two additional years. During 2013, Celgene elected to extend the discovery phase of the strategic collaboration by one year through April 2015, extending the initial period of exclusivity from four years to five years. Celgene has the option to obtain exclusive rights for the further development and commercialization of certain of these programs, and we will retain rights to the others. For the programs that Celgene chooses to license, we may elect to participate in a portion of sales activities for the medicines from such programs in the United States. For certain of these programs, we may elect to retain full rights to develop and commercialize medicines from these programs in the United States. Through December 31, 2013, we have received approximately $141.2 million in payments and $50.3 million in equity investments from Celgene and are entitled to a $20.0 million payment in 2014 as a result of the discovery term extension exercised in December 2013. We are also eligible to receive an additional extension payments, payments upon the successful achievement of specified milestones, reimbursements for certain development expenses and royalties on any product sales.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism, identifying potential product candidates, undertaking preclinical studies and conducting a clinical trial. To date, we have financed our operations primarily through funding received from our collaboration agreement with Celgene, private placements of our preferred stock, and the initial public offering, or IPO, of our common stock and concurrent private placement of common stock to an affiliate of Celgene, completed on July 29, 2013. Substantially all of our revenue to date has been collaboration revenue. In connection with the IPO, our Board of Directors and stockholders approved a 1-for-2.75 reverse stock split of our common stock. The reverse stock split became effective on July 11, 2013. All share and per share amounts in the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

Since inception, we have incurred significant operating losses. Our net losses were $39.4 million, $20.1 million and $23.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we had an accumulated deficit of $113.4 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from year to year. We anticipate that our expenses will increase significantly as we continue and expand the planned IND-enabling and clinical development activities for our lead programs AG-221, AG-120, and AG-348; continue to discover, validate and drug product candidates; expand and protect our intellectual property portfolio; and hire additional development and scientific personnel. In addition, we anticipate increased costs associated with being a public company including expenses related to services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, insurance, and investor relations costs.

Financial Operations Overview

Revenue

Through December 31, 2013, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. All of our revenue recognized through December 31, 3013 has been derived from our collaboration with Celgene, a related party through ownership of our common stock, and funding from research grant agreements. Under our Celgene collaboration we are recognizing revenue related to the upfront license fee of $121.2 million, the implied premium of $3.1 million paid on the purchase of $8.8 million of series B convertible preferred stock and the $20.0 million extension payment received in October 2011 to extend the discovery phase until April 2014, ratably over the period over which we expect to fulfill our performance obligations, which we refer to as the performance period. In December 2013, Celgene elected to extend the discovery phase of the collaboration through April 2015. As a result of the extension, we are entitled to receive a $20.0 million extension payment from Celgene. The payment will be combined with the unamortized upfront payment and premium and will be recognized as revenue ratably over the performance period. We may also be eligible to receive an additional $20.0 million in extension payments to extend the discovery phase until April 2016. As of December 31, 2013, we have not received any milestone or royalty payments under the Celgene collaboration. We expect that any revenue we generate from our collaboration agreement will fluctuate from quarter to quarter as a result of the uncertain timing and amount of milestone payments, royalties and other payments.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

•	employee-related expenses including salaries, benefits, and stock-based compensation expense;

•	expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct research and development, preclinical and clinical activities on our behalf and the cost of consultants;

•	the cost of lab supplies and acquiring, developing, and manufacturing preclinical study materials; and

•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other operating costs.

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

AG-221: lead IDH2 program

AG-221 is an orally available, selective, potent inhibitor of the mutated IDH2 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH2 mutations. In September 2012, AG-221 successfully completed the development candidate requirements pursuant to our Celgene collaboration. We believe AG-221 has demonstrated a clear pre-clinical safety profile to advance into human clinical trials. In September 2013, we initiated our first phase 1 study for AG-221 in patients with advanced hematologic malignancies with an IDH2 mutation. We expect to report initial data from this clinical trial in April 2014. Celgene has the exclusive option to license worldwide development and commercial rights to AG-221, and if Celgene elects this option it would be responsible for all future development and commercialization costs.

AG-120: lead IDH1 program

AG-120 is an orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH1 mutations. In March 2013, AG-120 successfully completed the development candidate requirements pursuant to our Celgene collaboration and in addition we have successfully filed an IND for AG-120 that has been accepted by the FDA. In March 2014, we initiated a phase 1 study for AG-120 in patients with advanced hematologic malignancies with an IDH1 mutation. We expect to initiate a second phase 1 trial for AG-120 in early 2014. Celgene has the exclusive option to license development and commercialization rights to AG-120 outside the United States, in which case, we have the option to retain U.S. development and commercialization rights. If Celgene exercises such option and we elect to retain U.S. rights, we and Celgene will equally fund the global development costs of AG-120 that are not specific to any particular region or country, Celgene will be responsible for development and commercialization costs specific to countries outside the United States, and we will be responsible for development and commercialization costs specific to the United States. In February 2014, we elected to retain the United States development and commercial rights to the IDH1 program, including AG-120, in accordance with the terms of our collaboration with Celgene.

AG-348: pyruvate kinase deficiency program

Our lead IEM program relates to certain genetic defects of the pyruvate kinase enzyme causing a form of hemolytic anemia known as pyruvate kinase deficiency, or PK deficiency. AG-348 is an orally available, potent small molecule activator of the PKR enzyme, an isoform of PK that when mutated leads to PK deficiency, making AG-348 a highly targeted therapeutic candidate for the treatment of patients with PK deficiency. In May 2013, AG-348 successfully completed our internal development candidate requirements, which include two species of exploratory safety studies. We have completed IND-enabling studies and expect to initiate phase 1 clinical trials for AG-348 in mid-2014. We have worldwide development and commercial rights to AG-348 and expect to fund the future development and commercialization costs related to this program.

Other research and platform programs

Other research and platform programs include activities related to exploratory efforts, target validation, lead optimization for our earlier validated programs and our proprietary metabolomics platform.

We began tracking our internal and external research and development costs on a program-by-program basis in 2011. As such, we do not have historical research and development expenditures by program prior to January 1, 2011. We use our employee and infrastructure resources across multiple research and development programs, and we allocate internal employee-related and infrastructure costs, as well as certain third party costs, to each of these programs based on the personnel resources allocated to such program. Our research and development expenses, by major program, are outlined in the table below:

	For the years ended December 31,

(in thousands)	2013	2012	2011
IDH2 (AG-221)	$10,041	$9,418	$4,674
IDH1 (AG-120)	11,573	10,785	9,045
PK deficiency (AG-348)	6,892	5,005	3,995
Other research and platform programs	25,996	15,829	13,539

Total research and development expenses	$54,502	$41,037	$31,253

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

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities, potential commercialization of our product candidates and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company including expenses related to services associated with maintaining compliance with exchange listing and SEC requirements, insurance, and investor relations costs.

Interest income

Interest income consists of interest earned on our cash and cash equivalents and available-for-sale securities.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

Revenue recognition

To date, our revenues have been generated primarily from our collaboration agreement with Celgene.

For multiple-element arrangements entered into prior to January 1, 2011 and not materially modified thereafter, including the Celgene agreement, we recognize revenue in accordance with Accounting Standards Codification, or ASC, 605, Revenue Recognition. When evaluating multiple element arrangements, we consider whether the deliverables in the arrangement should be accounted for as separate units of accounting. In making this determination we evaluate whether (1) the elements have stand-alone value, and (2) if we are able to estimate the fair value of all undelivered elements under the arrangement. Revenue is then recognized for each unit of accounting when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the seller’s price to the buyer is fixed or determinable; and

•	collectability is reasonably assured.

We concluded that there is one unit of accounting for the Celgene agreement and we are recording revenue over the period over which we expect to fulfill our performance obligations under our agreement, which we refer to as the performance period. We estimate the performance period based upon the length of the discovery phase of our agreements and our expectations regarding the collaborator’s ability and intent of exercising its option to extend the research term, as applicable, pursuant to the provisions of the respective agreement. Our estimates of our performance period may change over the course of the research term. Such a change could have a material impact on the amount of revenue we record in future periods. Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue on our consolidated balance sheets.

In January 2011, we adopted the Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) No. 2009-13, Multiple-Element Revenue Arrangements, on a prospective basis, which we will apply to all revenue arrangements entered into or materially modified after the adoption date. When evaluating multiple element arrangements pursuant to ASU 2009-13, we consider whether the deliverables in the arrangement represent separate units of accounting. This evaluation requires subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. In determining the units of accounting, management evaluates certain criteria, including:

•	Whether the delivered item or items have value to the customer on a standalone basis, and

•	If the arrangement includes a general right of return relative to the delivered item or items, delivery or performance of the undelivered item or items is considered probable and substantially in the control of the vendor.

The arrangement consideration is then allocated to each separately identified unit of accounting based on the relative selling price of each deliverable, and the applicable revenue recognition criteria, as described above, are applied to each of the units of accounting. In the event that an element of a multiple element arrangement does not represent a separate unit of accounting, we recognize revenue from the combined element over the period over which we expect to fulfill our performance obligations or as undelivered items are delivered, as appropriate.

On January 1, 2011, we adopted ASU 2010-17, Revenue Recognition-Milestone Method, on a prospective basis. At the inception of each agreement that includes milestone payments, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as the degree of certainty in achieving the milestone, the research and development risk and other risks that must be overcome to achieve the milestone, as well as the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement. The conclusion as to whether milestone payments are substantive involves management judgment regarding the factors noted above.

We classify each of our milestones into one of three categories: (i) clinical development milestones, (ii) regulatory milestones, and (iii) commercial milestones. Clinical development milestones are typically achieved when a product candidate advances into a defined phase of clinical research or completes such phase. For example, a milestone payment may be due to us upon the initiation of a phase 3 clinical trial, which is the last phase of clinical development and could eventually contribute to marketing approval by the FDA or other regulatory authorities. Regulatory milestones are typically achieved upon acceptance of the submission for marketing approval of a product candidate or upon approval to market the product candidate by the FDA or other regulatory authorities. For example, a milestone payment may be due to us upon the FDA’s acceptance of an NDA. Commercial milestones are typically achieved when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee, such as when a product first achieves global sales or annual sales of a specified amount.

We have not earned any milestone payments pursuant to the Celgene agreement to date. We have concluded that certain of the clinical development and regulatory milestones that may be received under the Celgene agreement are substantive. Revenues from milestones, if they are nonrefundable and deemed substantive, are recognized upon successful accomplishment of the milestones. To the extent that non-substantive milestones are achieved and we have remaining performance obligations, milestones are deferred and recognized as revenue over the estimated remaining period of performance. We will recognize revenue associated with the non-substantive milestones upon achievement of the milestone if there are no undelivered elements and we have no remaining performance obligations. We will account for sales-based milestones as royalties, with revenue recognized upon achievement of the milestone.

Income taxes

Income taxes are recorded in accordance with ASC 740, Accounting for Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. We determine our deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We account for uncertain tax positions in accordance with the provisions of Topic ASC 740, Accounting for Income Taxes. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2013, we do not have any significant uncertain tax positions.

As required by ASC 740, our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. During the year ended December 31, 2011, management determined that it was more likely than not that we would realize a portion of our deferred tax assets because of the our ability to carryback future losses for U.S. federal income tax purposes. As a result, we reversed approximately $10.7 million of the valuation allowance on our deferred tax assets in the year ended December 31, 2011, representing the amount of deferred tax assets that will be realized in 2012 and 2013, the year available for carryback. We utilized certain of the deferred tax assets, including net operating losses, generated in the year ended December 31, 2013 to reduce our federal income taxes payable in the year ended December 31, 2013 and 2012. For the remainder of our deferred tax assets, management determined that it is more likely than not that we may not realize the benefit and has recorded a valuation allowance of approximately $46.5 million and $31.8 million at December 31, 2013 and 2012, respectively. In connection with the carryback, we will make a $6.0 million income tax payment in the first quarter of 2014 and will apply for a refund of $3.8 million, representing the portion of income taxes payable related to the year ended December 31, 2011.

The statute of limitations for assessment by the Internal Revenue Service (IRS) and state tax authorities is open for tax years ending December 31, 2013, 2012, 2011, and 2010 although carryforward attributes that were generated for tax years prior to 2010 may still be adjusted upon examination by the IRS or state tax authorities if they either have been, or will be, used in a future period. There are currently no federal or state audits in progress.

Accrued research and development expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include fees paid to CROs in connection with research and development activities for which we have not yet been invoiced.

We base our expenses related to CROs on our estimates of the services received and efforts expended pursuant to quotes and contracts with CROs that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period.

Stock-based compensation

We apply the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation, which we refer to as ASC 718, to account for stock-based compensation. We recognize stock-based compensation expense related to stock options granted to employees and directors for their services on the Board of Directors based on the estimated fair value of each stock option on the date of grant, net of estimated forfeitures, using the Black-Scholes option-pricing model. The grant date fair value of awards subject to service-based vesting, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. In accordance with the ASC 718, stock options subject to both performance- and service-based vesting conditions are recognized using an accelerated recognition model if achievement of the performance requirements is considered to be probable.

We account for stock options granted to non-employees, which primarily consist of consultants and members of our scientific advisory board, using the fair value method. Stock options granted to non-employees are subject to periodic revaluation over their vesting terms and stock-based compensation expense is recognized using an accelerated recognition model.

We use the Black-Scholes option pricing model to estimate the fair value of stock option awards using various assumptions that require management to apply judgment and make estimates, including:

•	the expected term of the stock option award, which we calculate using the simplified method, as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, as we have insufficient historical information regarding our stock options to provide a basis for an estimate;
•	the expected volatility of the underlying common stock, which we estimate based on the historical volatility of a representative group of publicly traded biopharmaceutical companies with similar characteristics to us, including development candidates in earlier stages of drug development and areas of therapeutic focus;
•	the risk-free interest rate, which we based on the yield curve of U.S. Treasury securities with periods commensurate with the expected term of the options being valued;
•	the expected dividend yield, which we estimate to be zero based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends; an
•	the fair value of our common stock on the date of grant.

If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

In addition to the assumptions used in our Black-Scholes option-pricing model, the amount of stock option expense we recognize in our consolidated statements of operations includes an estimate of stock option forfeitures. Under ASC 718, we are required to estimate the level of forfeitures expected to occur and record compensation expense only for those awards that we ultimately expect will vest. Due to the lack of historical forfeiture activity, we expect to estimate our forfeiture rate based on data from our representative group of companies. Changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. For example, if a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in our consolidated financial statements. To date our forfeitures have not been material.

Determination of the fair value of common stock on grant dates prior to our IPO

Prior to our IPO, we have granted stock options at exercise prices equal to the estimated fair value of our common stock due to the absence of an active market for our common stock. Therefore, we have periodically determined the estimated per share fair value of our common stock at various dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation , also known as the Practice Aid, for financial reporting purposes.

We performed contemporaneous valuations as of November 16, 2011, October 15, 2012 and April 15, 2013. In conducting the contemporaneous valuations, we considered all objective and subjective factors that we believed to be relevant for each valuation conducted, including our best estimate of our business condition, prospects and operating performance at each valuation date. Within the contemporaneous valuations performed, a range of factors, assumptions and methodologies were used. The significant factors included:

•	the lack of an active public market for our common and our preferred stock;

•	the prices of shares of our preferred stock that we had sold to outside investors in arm’s length transactions, and the rights, preferences and privileges of that preferred stock relative to our common stock;

•	our results of operations, financial position and the status of our research and preclinical development efforts, including our IDH2 and IDH1 and PK deficiency programs;

•	the material risks related to our business;

•	our business strategy;

•	the market performance of publicly traded companies in the life sciences and biotechnology sectors, and recently completed mergers and acquisitions of companies comparable to us;

•	the likelihood of achieving a liquidity event for the holders of our common stock, such as an initial public offering or sale of the company given prevailing market conditions; and

•	any recent contemporaneous valuations of our common stock prepared in accordance with methodologies outlined in the Practice Aid.

The dates of our contemporaneous valuations have not always coincided with the dates of our stock option grants. In determining the exercise prices of the stock options set forth in the table above, our board of directors considered, among other things, the most recent contemporaneous valuations of our common stock and our assessment of additional objective and subjective factors we believed were relevant as of the grant date. The additional factors considered when determining any changes in fair value between the most recent contemporaneous valuation and the grant dates included our stage of research and preclinical development, our operating and financial performance and current business conditions.

There are significant judgments and estimates inherent in the determination of the fair value of our common stock, including the contemporaneous valuations. These judgments and estimates include assumptions regarding our future operating performance, the time to completing an IPO or other liquidity event, the related company valuations associated with such events, and the determinations of the appropriate valuation methods. If we had made different assumptions, our stock-based compensation expense, net loss and net loss per share applicable to common stockholders could have been significantly different.

Common stock valuation methodologies. These contemporaneous valuations were prepared in accordance with the guidelines in the Practice Aid, which prescribes several valuation approaches for determining the value of an enterprise, such as the cost, market and income approaches, and various methodologies for allocating the value of an enterprise to its capital structure and specifically the common stock.

We generally used the market approach, in particular the guideline company and precedent transaction methodologies, based on inputs from comparable public companies’ equity valuations and comparable acquisition transactions, to estimate the equity value of our company. Additionally, if applicable, we considered company valuations implied by arm’s length transactions involving sale of our securities to independent investors, taking into consideration the various rights and preferences of the equity securities transacted.

Methods used to allocate our enterprise value to classes of securities. In accordance with the Practice Aid, we considered the various methods for allocating the enterprise value across our classes and series of capital stock to determine the fair value of our common stock at each valuation date. The methods we considered consisted of the following:

•	Option pricing method. The option-pricing method, or OPM, treats common stock and preferred stock as call options on the enterprise’s value, with exercise prices based on the liquidation preference of the preferred stock. Under this method, the common stock has value only if the funds available for distribution to shareholders exceed the value of the liquidation preference at the time of a liquidity event (for example, merger or sale), assuming the enterprise has funds available to make a liquidation preference meaningful and collectible by the shareholders;

•	Probability-weighted expected return method, or PWERM. Under a PWERM, the value of the various equity securities are estimated based upon an analysis of future values for the enterprise assuming various future outcomes. Share value is based upon the probability-weighted present value of expected future investment returns, considering each of the possible future outcomes available to the enterprise, as well as the rights of each share class.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 amends Accounting Standards Codification (“ASC”) 740, Income Taxes, by providing guidance on the financial statement presentation of an unrecognized benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU does not affect the recognition or measurement of uncertain tax positions under ASC 740. ASU 2013-11 will be effective for us for interim and annual periods beginning after December 15, 2013, with early adoption permitted. We do not expect the adoption of this ASU to have any impact on our consolidated financial statements.

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company,” or EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an EGC, we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an EGC until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Comparison of years ended December 31, 2013 and 2012

The following table summarizes our results of operations for the years ended December 31, 2013 and 2012, together with the changes in those items in dollars and as a percentage:

	Years ended December 31,
(in thousands)	2013	2012	Dollar change	% change
Collaboration revenue	$25,548	$25,072	$476	1.9%
Grant revenue	-	34	(34)	(100.0)

Total revenue	25,548	25,106	442	1.8
Operating expenses:
Research and development	54,502	41,037	13,465	32.8
General and administrative	9,929	7,064	2,865	40.6

Loss from operations	(38,883)	(22,995)	(15,888)	69.1
Interest income	55	69	(14)	(20.3)
Provision (benefit) for income taxes	579	(2,824)	3,403	(120.5)

Net loss	$(39,407)	$(20,102)	$(19,305)	96.0%

Revenue. Revenue increased by $0.4 million to $25.5 million in 2013 from $25.1 million in 2012, an increase of 2%. The increase in revenue was the result of additional revenue recognized in December 2013 associated with Celgene’s election to extend the discovery phase of the collaboration agreement through April 2015.

Research and development expense. Research and development expenses increased by $13.5 million to $54.5 million in 2013 from $41.0 million in 2012, an increase of 33%. The increase in research and development expense was primarily attributable to an increase of $7.3 million in external services and $6.2 million in internal expenses. The increase in external services in 2013 was primarily attributable to the following:

•	approximately $2.7 million of costs related to external IND-enabling preclinical studies and manufacturing activities for our lead product candidates targeting IDH1 and PK deficiency;

•	approximately $1.3 million for external drug discovery efforts, primarily chemistry optimization and pharmacology, for our glutaminase research program;

•	approximately $0.5 million for external phase 1 clinical studies and manufacturing activities for our lead product candidate targeting IDH2; and

•	approximately $2.8 million of costs related to other early research and platform programs;

We incurred approximately $6.2 million of additional internal research and development expenses related to the following:

•	additional personnel costs of $3.8 million primarily from additional hires increasing our internal headcount by 14%; and

•	an increase of $1.5 million for facilities and other related expenses, $0.4 million for milestone payments payable under a collaboration agreement, and $0.5 million for research materials related to our expanded research efforts.

General and administrative expense. General and administrative expense increased by $2.9 million to $9.9 million in 2013 from $7.0 million in 2012, an increase of 41%. The increase in general and administrative expense was primarily attributable to the following:

•	additional personnel costs of $1.7 million primarily from additional hires increasing our internal headcount by 44%;

•	an increase of $0.8 million in professional service costs related to being a public company

•	an increase of $0.4 million certain operating expenses, including travel and facility costs.

Interest income. Interest income decreased by $14,000 to $55,000 in 2013 from $69,000 in 2012, a decrease of 20%, due to a decrease in the average investment balance and a decrease in interest rates earned on investments.

Provision (benefit) for income taxes. During 2011, a significant portion of the upfront payment received under the collaboration agreement with Celgene was recognized as revenue for tax purposes, resulting in taxable income for 2011. Accordingly, we recorded a provision for income taxes of $7.2 million for the year ended December 31, 2011. During 2012, we elected to carry back certain deferred tax assets, including our net operating losses, generated in the year ended December 31, 2012, resulting in a reduction of our U.S. federal 2011 tax liability and a benefit for income taxes of $2.8 million for the year ended December 31, 2012. For the year ended December 31, 2013, the Company’s provision for income taxes was attributable to penalties and interest accrued for the non-payment of U.S. federal income taxes on the U.S. federal 2011 tax liability.

Comparison of years ended December 31, 2012 and 2011

The following table summarizes our results of operations for the years ended December 31, 2012 and 2011, together with the changes in those items in dollars and as a percentage:

	Years ended December 31,		Dollar change	% change
(in thousands)	2012	2011
Collaboration revenue	$25,072	$21,803	$3,269	15.0%
Grant revenue	34	34	—	—

Total revenue	25,106	21,837	3,269	15.0
Operating expenses:
Research and development	41,037	31,253	9,784	31.3
General and administrative	7,064	7,215	(151)	(2.1)

Loss from operations	(22,995)	(16,631)	(6,364)	38.3
Interest income	69	132	(63)	(47.7)
Provision (benefit) for income taxes	(2,824)	7,207	(10,031)	(139.2)

Net loss	$(20,102)	$(23,706)	$3,604	(15.2)%

Revenue. Revenue increased by $3.3 million to $25.1 million in 2012 from $21.8 million in 2011, an increase of 15%. The increase in revenue was the result of a full year of revenue recognized in 2012 associated with Celgene’s extension payment of $20.0 million that was received in October 2011.

Research and development expense. Research and development expense increased by $9.8 million to $41.0 million in 2012 from $31.3 million in 2011, an increase of 31%. The increase in research and development expense was primarily attributable to an increase of $5.8 million in external services. The increase in external services in 2012 was primarily attributable to the following:

•	approximately $2.9 million of costs for external development candidate-enabling preclinical pharmacology and toxicology studies and IND-enabling preclinical studies and manufacturing activities for our lead product candidate targeting IDH2;

•	approximately $2.3 million of costs related to development candidate-enabling preclinical pharmacology and toxicology studies for our lead product candidates targeting PK deficiency and IDH1; and

•	approximately $0.6 million of external drug discovery efforts, primarily chemistry optimization, for our glutaminase research program.

No such external expenses were incurred in 2011 due to each program’s early stage of research. In addition, we incurred approximately $4.1 million of additional internal research expenses related to the following:

•	additional personnel costs of $2.9 million primarily from additional hires increasing our internal headcount by 21%; and

•	an increase of $1.2 million for research materials related to our expanded research efforts.

General and administrative expense. General and administrative expense decreased by $0.1 million to $7.1 million in 2012 from $7.2 million in 2011, a decrease of 2%. The decrease in general and administrative expense was primarily attributable to individually insignificant reductions in certain operating and professional services costs.

Interest income. Interest income decreased by $63,000 to $69,000 in 2012 from $132,000 in 2011, a decrease of 48%, due to a decrease in the average investment balance and a decrease in interest rates earned on investments.

Provision (benefit) for income taxes. During 2011, a significant portion of the upfront payment received under the collaboration agreement with Celgene was recognized as revenue for tax purposes, resulting in taxable income for 2011. Accordingly we recorded a provision for income taxes of $7.2 million for the year ended December 31, 2011. During 2012, we elected to carry back certain deferred tax assets, including our net operating losses, generated in the year ended December 31, 2012, resulting in a reduction of our U.S. federal 2011 tax liability and a benefit for income taxes of $2.8 million for the year ended December 31, 2012.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, and through December 31, 2013, we have raised an aggregate of approximately $384.9 million to fund our operations, of which approximately $141.2 million was through upfront and extension payments related to our collaboration agreement with Celgene, approximately $120.0 million was from the issuance of preferred stock, $111.0 million was received from the IPO, after deducting underwriting discounts, commissions, and expenses and approximately $12.8 million was received from the concurrent private placement of common stock to an affiliate of Celgene. As of December 31, 2013, we had $193.9 million in cash, cash equivalents and marketable securities.

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn a significant amount of milestone and other payments under our collaboration agreement, including $20.0 million anticipated to be received in May 2014 as a result of Celgene’s exercise of an extension of the discovery term in December 2013. Our ability to earn these milestone and other payments and the timing of achieving these milestones is dependent upon the outcome of our research and development activities and is uncertain at this time. Our right to payments under our collaboration agreement is our only committed potential external source of funds.

Cash flows

The following table provides information regarding our cash flows for the years ended December 31, 2013, 2012 and 2011:

	Years ended December 31,

(in thousands)	2013	2012	2011
Net cash used in operating activities	$(56,400)	$(49,548)	$(15,219)
Net cash (used in) provided by investing activities	(87,217)	23,042	(22,360)
Net cash provided by financing activities	123,880	142	77,358

Net (decrease) increase in cash and cash equivalents	$(19,737)	$(26,364)	$39,779

Net cash used in operating activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $56.4 million during the year ended December 31, 2013 compared to $49.5 million during the year ended December 31, 2012. Our net loss increased $19.3 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 due to our expansion of research and development activities, increased overall headcount and increased costs relating to being a public company. The increased loss is offset by an increase in stock-based compensation of $2.3 million, a decrease in net deferred tax assets of $3.8 million, and an increase in accrued expenses of $4.7 million. In addition, the loss is partially offset by a decrease in income taxes payable of $3.8 million due to our ability to carry back certain of our deferred tax assets, including our 2013 net operating losses for U.S. federal income tax purposes.

Net cash used in operating activities was $49.5 million for the year ended December 31, 2012 compared to $15.2 million for the year ended December 31, 2011. The increase in cash used in operating activities was driven primarily by changes in components of working capital including a decrease in income taxes payable and a decrease in deferred revenue. This was partially offset by a decrease in deferred taxes and a decrease in net loss for the year ended December 31, 2012. The decrease in income taxes payable was due to a payment of approximately $3.5 million for state income tax expense and also our ability to carry back certain of our deferred tax assets, including our 2012 net operating losses, for U.S. federal income tax purposes. The decrease in deferred taxes is related to the utilization of the tax benefits during the year ended December 31, 2012. The decrease in deferred revenue was primarily due to Celgene’s extension payment of $20.0 million that we received in October 2011, compared to no collaboration payments received for the year ended December 31, 2012. The decrease in net loss for the year ended December 31, 2012 was also related to revenue recognized for the Celgene extension payment.

Net cash (used in) provided by investing activities

Net cash used by investing activities was $87.2 million during the year ended December 31, 2013 compared to $23.0 million provided by investing activities during the year ended December 31, 2012. The cash used in investing activities for the year ended December 31, 2013 was primarily the net result of more purchases of marketable securities than the proceeds from maturities and sales of marketable securities, partially offset by $0.2 million less in purchases of property and equipment. The cash provided by investing activities for the year ended December 31, 2012 was primarily the result of fewer purchases of marketable securities than the proceeds from maturities and sales of marketable securities, partially offset by purchases of property and equipment of $1.5 million.

Net cash provided by investing activities of $23.0 million during the year ended December 31, 2012 compared to cash used in investing activities was $22.4 million during the year ended December 31, 2011. The cash provided by investing activities for the year ended December 31, 2012 was primarily the result of fewer purchases of marketable securities than the proceeds from maturities and sales of marketable securities, partially offset by purchases of property and equipment of $1.5 million. The cash used in investing activities for the year ended December 31, 2011 was primarily the net result of more purchases of marketable securities than the proceeds from maturities and sales of marketable securities, in addition to purchases of property and equipment of $1.9 million.

Net cash provided by financing activities

Net cash provided by financing activities was $123.9 million during the year ended December 31, 2013 compared to $0.1 million during the year ended December 31, 2012. The cash provided by financing activities for the year ended December 31, 2013 was primarily the result of proceeds from the initial public offering, net of underwriting discounts, commissions and expenses and proceeds from the private placement, resulting in total net proceeds of $123.7 million and proceeds received from stock option exercises of $0.2 million. The cash provided in 2012 was the result of proceeds received from stock option exercises and the issuance of common and restricted stock.

Net cash provided by financing activities was $0.1 million during the year ended December 31, 2012 compared to $77.4 million during the year ended December 31, 2011. The cash provided by financing activities for the year ended December 31, 2012 was the result of proceeds received from stock option exercises and the issuance of common and restricted stock. The cash provided by financing activities for the year ended December 31, 2011 was related to the issuance of 15,882,389 shares of series C convertible preferred stock in November 2011, resulting in net proceeds of $77.3 million and proceeds received from stock option exercises of $0.1 million.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of Celgene or other collaborators. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents and marketable securities, the $20.0 million anticipated from Celgene as a result of its exercise in December 2013 of its option to extend the discovery term of our agreement for an additional year and anticipated interest income and anticipated expense reimbursements under our collaboration agreement with Celgene, will enable us to fund our operating expenses and capital expenditure requirements until at least the fourth quarter of 2016. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our product candidates;

•	the success of our collaboration with Celgene;

•	whether Celgene exercises its remaining option to extend the discovery phase under our collaboration agreement which would trigger an extension payment to us;

•	the extent to which we acquire or in-license other medicines and technologies;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

•	our ability to establish and maintain additional collaborations on favorable terms, if at all.

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

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Contractual obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2013:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations(1)	$5,443	$2,309	$3,134	$—	$—
License agreements(2)	455	455	—	—	—
Purchase obligations(3)	—	—	—	—	—

Total contractual cash obligations	$5,898	$2,764	$3,134	$—	$—

(1)	Represents future minimum lease payments under our non-cancelable operating lease. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.
(2)	Consists of milestone payments upon achieving various patent-related, clinical development, and regulatory milestones of up to $50,000, $100,000 and $260,000, respectively, to certain licensors, which we expect will occur before the end of 2014. In addition, we are obligated to pay up to $45,000 for annual maintenance payments associated with several license agreements. As discussed in Note 6 to the consolidated financial statements appearing elsewhere in this document, we have executed several agreements to license intellectual property. The license agreements require us to pay ongoing annual maintenance payments, initially totaling $45,000 per year and increasing to $70,000 per year beginning in 2016, as well as reimburse certain patent costs previously incurred by the licensors, as applicable. All such reimbursements have been paid as of December 31, 2013. The minimum annual payments are perpetual; however, we have not included license maintenance payments beyond 2014 in the contractual obligations table above because the agreements are cancelable by us at any time upon 60-90 days prior written notice to the licensor.
(3)	We enter into agreements in the normal course of business with contract research organizations for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. We have not included these payments in the table of contractual obligations above since the contracts are cancelable at any time by us, generally upon 30 days prior written notice to the vendor. Under these agreements, as of December 31, 2013 we are obligated to pay up to $17.1 million to these vendors.

Other than the specific payments noted in the table of contractual obligations and as described in footnotes 2 and 3 above, milestone and royalty payments associated with certain agreements have not been included in the above table of contractual obligations as we cannot reasonably estimate if or when they will occur. At this time, no milestone payments, other than the milestone payments included in the table of contractual obligations, are probable of occurrence. Possible future payments under our arrangements include the following:

•	We have agreed to make milestone payments upon achieving various patent-related, clinical development, regulatory and sales-based milestones of up to $0.1 million, $1.5 million, $5.1 million and $3.7 million, respectively, to certain licensors. The license agreements also require that we remit royalties in amounts ranging from 0.5% to 2.5% based on net sales of products utilizing the licensed technology. We are also required to make payments in amounts ranging from 7.0% to 25% for non-royalty income received from any sublicense of the rights granted to us under such agreements. None of our lead product candidates utilize technology covered by these license agreements.
•

In August 2012, we entered into a license agreement pursuant to which the licensor granted us a worldwide exclusive license to certain intellectual property rights for the development of diagnostic products to detect the metabolism of certain cancers. We are obligated to pay the licensor up to $100,000 in milestone payments, contingent upon the issuance of certain patents. For each product developed under the agreement we have the right to elect to develop and commercialize the product or to grant the licensor an exclusive license to develop and commercialize the product. Under the agreement, the applicable party will pay to the other party a royalty based on worldwide net sales of products. To date, there have been no milestones achieved or any sales of products licensed. None of our lead product candidates utilize technology covered by the license agreement.

•	We entered into an agreement with a service provider to receive discounted upfront labor costs for a defined program in consideration of a milestone payment in five years from the effective date, as defined in the agreement. The milestone is dependent on us declaring a development candidate within the five year contract term and is dependent on the origins of the development candidate. If the development candidate is derived from a new chemical class created by the service provider, the milestone will be two times the discounted upfront labor costs. If the development candidate is not derived from a new chemical class created by the service provider, the milestone will be equal to the discount on services provided to date. No milestone payment is due if no development candidate is declared within the five year period. In addition, should no development candidate be declared within three years and we remain active with the program, the service provider may at its discretion elect to request reimbursement of the discount on services provided to date and forgo the milestone payment. The election must be provided in writing within thirty days of the end of the three year period. The accumulated discounted labor costs through December 31, 2013 are approximately $220,000. We have not accrued for the accumulated discount under the reimbursement option as we currently are unable to determine the probability of a development candidate being declared within a three year period.
•	On November 10, 2009, we entered a research funding agreement whereby we received upfront grant monies to be utilized in the development and testing of brain cancer therapies in exchange for three separate $178,538 milestone payments. The milestones can be earned over a ten year period from the agreement date and are dependent on us successfully commercializing a brain cancer therapy product. We will make separate milestone payments when we accumulate net profits of $5 million, $50 million and $250 million, respectively, from sales of the product. As of December 31, 2013, we have not commercialized a brain cancer therapy product.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2013 and December 31, 2012, we had cash, cash equivalents and marketable securities of $193.9 million and $128.0 million, respectively, consisting primarily of investments in U.S. Treasuries and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with CROs that are located Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2013 and 2012, we had minimal or no liabilities denominated in foreign currencies.

Item 8.	Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2013, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included, as applicable, in our definitive proxy statement to be filed with the SEC with respect to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1)   Financial Statements

The following documents are included on pages F-1 through F-31 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)   Financial Statement Schedules

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3)   Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2014	By:	/s/ David P. Schenkein
David P. Schenkein, M.D President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David P. Schenkein	Chief Executive Officer and Director (Principal executive officer)
David P. Schenkein, M.D.		Date: March 18, 2014

/s/ Glenn Goddard	Senior Vice President, Finance (Principal financial and accounting officer)
Glenn Goddard		Date: March 18, 2014

/s/ Lewis C. Cantley	Director
Lewis C. Cantley, Ph.D.		Date: March 18, 2014

/s/ Paul J. Clancy	Director
Paul J. Clancy		Date: March 18, 2014

/s/ Douglas G. Cole	Director
Douglas G. Cole, M.D.		Date: March 18, 2014

/s/ Perry Karsen	Director
Perry Karsen		Date: March 18, 2014

/s/ John M. Maraganore	Director
John M. Maraganore, Ph.D.		Date: March 18, 2014

/s/ Robert T. Nelsen	Director
Robert T. Nelsen		Date: March 18, 2014

/s/ Kevin P. Starr	Director
Kevin P. Starr		Date: March 18, 2014

/s/ Marc Tessier-Lavigne	Director
Marc Tessier-Lavigne, Ph.D.		Date: March 18, 2014

Agios Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Agios Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Agios Pharmaceuticals, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Agios Pharmaceuticals, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 18, 2014

Agios Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$71,560	$91,297
Marketable securities	95,209	36,679
Unbilled collaboration receivable	476	-
Prepaid expenses and other current assets	2,502	922
Deferred tax assets, net	-	1,246

Total current assets	169,747	130,144
Marketable securities	27,125	-
Property and equipment, net	3,758	3,565
Restricted cash	571	571
Deferred tax assets, net	-	2,706
Other assets	4	22

Total assets	$201,205	$137,008

Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,678	$3,308
Accrued expenses	6,586	1,708
Income taxes payable	1,462	4,875
Deferred revenue	25,072	25,072
Deferred rent	123	85
Restricted stock liability	9	65

Total current liabilities	36,930	35,113

Deferred revenue, net of current portion	32,567	57,639
Deferred rent, net of current portion	220	343
Restricted stock liability, net of current portion	6	15
Commitments and contingencies (Note 6)
Series A convertible preferred stock, $0.001 par value; no shares and 33,188,889 shares authorized, issued and outstanding at December 31, 2013 and 2012, respectively (Note 7)	-	32,940
Series B convertible preferred stock, $0.001 par value; no shares and 5,190,551 shares authorized, issued and outstanding at December 31, 2013 and 2012, respectively (Note 7)	-	5,681
Series C convertible preferred stock, $0.001 par value; no shares and 15,882,389 shares authorized, issued and outstanding at December 31, 2013 and 2012, respectively (Note 7)	-	77,301
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 and no shares authorized at December 31, 2013 and 2012, respectively, no shares issued and outstanding.	-	-
Common stock, $0.001 par value; 125,000,000 and 78,300,000 shares authorized at December 31, 2013 and 2012, respectively, 31,202,542 and 3,616,101 shares issued and outstanding at December 31, 2013 and 2012, respectively	31	3
Additional paid-in capital	244,881	2,012
Accumulated other comprehensive income (loss)	14	(2)
Accumulated deficit	(113,444)	(74,037)

Total stockholders’ equity (deficit)	131,482	(72,024)

Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$201,205	$137,008

See Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2013	2012	2011
Collaboration revenue	$25,548	$25,072	$21,803
Grant revenue	-	34	34

Total revenue	25,548	25,106	21,837

Operating expenses:
Research and development	54,502	41,037	31,253
General and administrative	9,929	7,064	7,215

Total operating expenses	64,431	48,101	38,468

Loss from operations	(38,883)	(22,995)	(16,631)
Interest income	55	69	132

Loss before provision (benefit) for income taxes	(38,828)	(22,926)	(16,499)
Provision (benefit) for income taxes	579	(2,824)	7,207

Net loss	(39,407)	(20,102)	(23,706)
Cumulative preferred stock dividends	(4,162)	(7,190)	(3,100)

Net loss applicable to common stockholders	$(43,569)	$(27,292)	$(26,806)

Net loss per share applicable to common stockholders – basic and diluted	$(2.83)	$(8.02)	$(8.90)

Weighted-average number of common shares used in net loss per share applicable to common stockholders – basic and diluted	15,415,373	3,401,719	3,013,366

See Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net loss	$(39,407)	$(20,102)	$(23,706)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	16	(25)	31

Comprehensive loss	$(39,391)	$(20,127)	$(23,675)

See Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	33,188,889	$32,940	5,190,551	$5,681	—	—	2,837,967	$3	$643	$(8)	$(30,229)	$(29,591)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	31	—	31
Net loss	—	—	—	—	—	—	—	—	—	—	(23,706)	(23,706)
Issuance of series C convertible preferred stock, net of issuance costs of $698.7	—	—	—	—	15,882,389	$77,301	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	371	—	—	371
Vesting of restricted stock	—	—	—	—	—	—	181,818	—	56	—	—	56
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	177,635	—	57	—	—	57

Balance at December 31, 2011	33,188,889	$32,940	5,190,551	$5,681	15,882,389	$77,301	3,197,420	$3	$1,127	$23	$(53,935)	$(52,782)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	—	—	—	—	—	—	(20,102)	(20,102)
Stock-based compensation expense	—	—	—	—	—	—	—	—	742	—	—	742
Vesting of restricted stock	—	—	—	—	—	—	183,713	—	56	—	—	56
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	234,968	—	87	—	—	87

Balance at December 31, 2012	33,188,889	$32,940	5,190,551	$5,681	15,882,389	$77,301	3,616,101	$3	$2,012	$(2)	$(74,037)	$(72,024)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	—	—	—	—	(39,407)	(39,407)
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,030	—	—	3,030
Vesting of restricted stock	—	—	—	—	—	—	136,758	—	64	—	—	64
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	237,565	—	150	—	—	150
Conversion of convertible preferred stock upon initial public offering	(33,188,889)	$(32,940)	(5,190,551)	$(5,681)	(15,882,389)	$(77,301)	19,731,564	20	115,903	—	—	115,923
Issuance of common stock for initial public offering, net of issuance costs of $2.4 million	—	—	—	—	—	—	6,772,221	7	110,973	—	—	110,980
Issuance of common stock for private placement	—	—	—	—	—	—	708,333	1	12,749	—	—	12,750

Balance at December 31, 2013	—	$—	—	$—	—	$—	31,202,542	$31	$244,881	$14	$(113,444)	$131,482

See Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,

	2013	2012	2011
Operating activities
Net loss	$(39,407)	$(20,102)	$(23,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,440	1,179	801
Net loss on disposal of fixed assets	—	10	—
Stock-based compensation expense	3,030	742	371
Deferred taxes	3,842	6,707	(10,660)
Net amortization of premiums and discounts on investments	284	287	391
Changes in operating assets and liabilities:
Unbilled collaboration receivable	(476)	—	—
Prepaid expenses and other assets	(1,562)	(94)	(63)
Accounts payable	30	(322)	809
Accrued expenses and other liabilities	4,878	156	525
Deferred rent	(85)	(46)	243
Income taxes payable	(3,302)	(12,993)	17,867
Deferred revenue	(25,072)	(25,072)	(1,797)

Net cash used in operating activities	(56,400)	(49,548)	(15,219)

Investing activities
Purchases of marketable securities	(146,049)	(88,524)	(105,936)
Proceeds from maturities and sales of marketable securities	60,126	113,041	85,482
Purchases of property and equipment	(1,294)	(1,475)	(1,906)

Net cash (used in) provided by investing activities	(87,217)	23,042	(22,360)

Financing activities
Proceeds from initial public offering, net of commissions	113,367	—	—
Proceeds from private placement	12,750	—	—
Payment of initial public offering costs	(2,387)	—	—
Net proceeds from issuance of Series C convertible preferred stock	—	—	77,301
Net proceeds from stock option exercises and issuance of common and restricted common stock	150	142	57

Net cash provided by financing activities	123,880	142	77,358

Net (decrease) increase in cash and cash equivalents	(19,737)	(26,364)	39,779
Cash and cash equivalents at beginning of the period	91,297	117,661	77,882

Cash and cash equivalents at end of the period	$71,560	$91,297	$117,661

Supplemental cash flow information
Cash paid for income taxes	$—	$3,549	$—

Supplemental disclosure of non-cash investing and financing transactions:
Conversion of convertible preferred stock upon initial public offering	$115,923	$—	$—

Vesting of restricted stock	$64	$—	$—

Additions to property, plant and equipment included in accounts payable	$339	$57	$275

See Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

Agios Pharmaceuticals, Inc. (“Agios” or “the Company”) is a biopharmaceutical company committed to the fundamental transformation of patients’ lives through scientific leadership in the field of cancer metabolism and inborn errors of metabolism. The Company has built a unique set of core capabilities in the field of cellular metabolism, with the goal of making transformative, first or best in class medicines. The Company’s therapeutic areas of focus are cancer and inborn errors of metabolism, which are a broad group of more than 600 rare genetic diseases caused by mutations, or defects, of single metabolic genes. In both of these areas, the Company is seeking to unlock the biology of cellular metabolism to create transformative therapies. The Company is located in Cambridge, Massachusetts.

Liquidity

The Company has an accumulated deficit as of December 31, 2013 of approximately $113.4 million and will require substantial additional capital for research and product development. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. The Company is subject to a number of risks similar to other life science companies, including, but not limited to, risks related to the successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company’s products. On July 29, 2013, the Company closed an initial public offering (“IPO”) of its common stock, which resulted in the sale of 6,772,221 shares of its common stock at a public offering price of $18.00 per share, including 883,333 shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares at the public offering price to cover over-allotments. The Company received net proceeds from the IPO of $111.0 million, after deducting underwriting discounts and commissions, and expenses payable by the Company. Additionally, an affiliate of Celgene Corporation (“Celgene”), the Company’s cancer metabolism strategic alliance partner, purchased 708,333 shares of common stock in a separate private placement concurrent with the completion of the IPO at a purchase price of $18.00 per share for aggregate proceeds of $12.8 million. At December 31, 2013, the Company believes its cash, cash equivalents and marketable securities, totaling $193.9 million, are sufficient to fund operations for a period of at least 12 months from the balance sheet date.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly owned subsidiary, Agios Securities Corporation. All intercompany transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Prior to the IPO, the Company utilized significant estimates and assumptions in determining the fair value of its Common Stock. The board of directors determined the estimated fair value of the Company’s Common Stock

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector and the prices at which the Company sold shares of convertible preferred stock, the superior rights and preferences of securities senior to the Company’s Common Stock at the time and the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company. The Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants, or AICPA, Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation, or the AICPA Practice Aid, to estimate the fair value of its common stock and in performing retrospective valuation analyses for certain grant dates in 2012. The methodologies included the Option Pricing Method utilizing the Backsolve Method (a form of the market approach defined in the AICPA Practice Aid) and the Probability-Weighted Expected Return Method based upon the probability of occurrence of certain future liquidity events such as an initial public offering or sale of the Company. Each valuation methodology included estimates and assumptions that require the Company’s judgment. Significant changes to the key assumptions used in the valuations could result in different fair values of Common Stock at each valuation date.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition. Accordingly, revenue is recognized for each unit of accounting when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The seller’s price to the buyer is fixed or determinable, and

•	Collectability is reasonably assured.

The Company’s revenues have been generated from a Discovery and Development Collaboration and License Agreement with Celgene (“the Celgene Agreement”) and from research grant agreements. Revenue related to research grant agreements is recognized as the underlying services are performed.

For multiple-element arrangements entered into prior to January 1, 2011 and not materially modified thereafter, the Company continues to apply its prior accounting policy with respect to such arrangements. Under this policy, when evaluating multiple element arrangements, the Company considers whether the components of the arrangement should be accounted for individually as separate units of accounting if (1) the elements have stand-alone value, and (2) the Company is able to estimate the fair value of all undelivered elements under the arrangement.

In January 2011, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Element Revenue Arrangements, on a prospective basis for all revenue arrangements entered into or materially modified after the adoption date. The Celgene Agreement was entered into prior to the effective date of this ASU and has not been materially modified, and is therefore not subject to this ASU.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

Pursuant to ASU 2009-13, revenue arrangements where multiple products or services are sold together are evaluated to determine if each deliverable represents a separate unit of accounting based on the following criteria:

•	Delivered item or items have value to the customer on a standalone basis, and

•	If the arrangement includes a general right of return relative to the delivered item or items, delivery or performance of the undelivered item or items is considered probable and substantially in the control of the vendor.

The arrangement consideration is then allocated to each separately identified unit of accounting based on the relative selling price of each deliverable. The provisions of ASC 605-25, Multiple-Element Arrangements are then applied to each unit of accounting to determine the appropriate revenue recognition. In the event that a deliverable of a multiple element arrangement does not represent a separate unit of accounting, the Company recognizes revenue from the combined unit of accounting over the term of the related contract or as undelivered items are delivered, as appropriate.

In January 2011, the Company adopted the FASB’s ASU No. 2010-17, Revenue Recognition – Milestone Method, on a prospective basis. ASU 2010-17 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. In accordance with ASU 2010-17, at the inception of each arrangement that includes milestone payments, the Company evaluates each contingent payment on an individual basis to determine whether they are considered substantive milestones, specifically reviewing factors such as the degree of certainty in achieving the milestone, the research and development risk and other risks that must be overcome to achieve the milestone, as well as the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

Revenues from milestones, if they are nonrefundable and deemed substantive, are recognized upon achievement of the milestones. To the extent that non-substantive milestones are achieved and the Company has remaining performance obligations, milestones are deferred and recognized as revenue over the estimated remaining performance period. The Company recognizes revenue associated with the non-substantive milestones upon achievement of the milestone if there are no undelivered elements and the Company has no remaining performance obligations.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs include salaries and personnel-related costs, consulting fees, fees paid for contract research services, fees paid to clinical research organizations and other third parties associated with clinical trials, the costs of laboratory equipment and facilities, and other external costs.

Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their grant date fair values. For stock options granted to employees and to members of the board of directors for their services on the board of directors, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense, net of estimated forfeitures, equal to the grant date fair value of stock options on a straight-line basis over the requisite service period. For awards subject to both performance and service-based vesting conditions, the Company recognizes stock-based compensation expense using an accelerated recognition method if achievement of the performance criteria is considered probable.

Share-based payments issued to non-employees are recorded at their fair values, and are revalued at each reporting date and as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity. For equity instruments granted to non-employees, the Company recognizes stock-based compensation expense using an accelerated recognition method.

During the years ended December 31, 2013, 2012, and 2011, the Company recorded stock-based compensation expense for employee and non-employee stock options and restricted stock, which was allocated as follows in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2013	2012	2011
Research and development expense	$2,001	$605	$253
General and administrative expense	1,029	137	118

	$3,030	$742	$371

No related tax benefits were recognized for the years ended December 31, 2013, 2012 and 2011.

Income Taxes

Income taxes are recorded in accordance with ASC 740, Accounting for Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company determines its deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2013 and 2012, the Company did not have any uncertain tax positions.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources, and currently consists of net loss and changes in unrealized gains and losses on available-for-sale securities.

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist primarily of money market funds, are stated at fair value.

Marketable Securities

Marketable securities at December 31, 2013 and 2012 consisted of investments in United States Treasuries and certificates of deposit. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit) and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. The fair value of these securities is based on quoted prices for identical or similar assets. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on marketable securities for the years ended December 31, 2013 and 2012. The Company sold five securities during 2011 for gross proceeds of $13.0 million and recognized a gain of $1,000 for the year ended December 31, 2011.

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

Marketable securities at December 31, 2013 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$6,920	$—	$(5)	$6,915
U.S. Treasuries	88,287	8	(1)	88,294
Non-current:
U.S. Treasuries	27,113	12	—	27,125

	$122,320	$20	$(6)	$122,334

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

Marketable securities at December 31, 2012 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$7,386	$—	$(2)	$7,384
U.S. Treasuries	29,294	1	—	29,295

	$36,680	$1	$(2)	$36,679

At December 31, 2013, the Company held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that (i) have maturities of one to two years and (ii) management does not intend to liquidate within the next twelve months, although these funds are available for use and therefore classified as available-for-sale. All of the investments held at December 31, 2012 were current investments.

At December 31, 2013 and 2012, the Company held 33 and 30 debt securities that were in an unrealized loss position for less than one year, respectively. The aggregate fair value of debt securities in an unrealized loss position at December 31, 2013 and 2012 was $31.7 million and $13.7 million, respectively. There were no individual securities that were in a significant unrealized loss position or that had been in an unrealized loss position for greater than one year as of December 31, 2013 and 2012. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2013 and 2012.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents and marketable securities. The Company holds these investments in highly rated financial institutions, and, by policy, limits the amounts of credit exposure to any one financial institution. These amounts at times may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. The Company has no off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

Fair Value Measurements

The Company records cash equivalents and marketable securities at fair value. ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 – Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

Level 3 – Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$68,792	$—	$—	$68,792
Marketable securities:
Certificates of deposit	—	6,915	—	6,915
U.S. Treasuries	115,419	—	—	115,419

	$184,211	$6,915	$—	$191,126

The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$89,062	$—	$—	$89,062
Marketable securities:
Certificates of deposit	—	7,384	—	7,384
U.S. Treasuries	29,295	—	—	29,295

	$118,357	$7,384	$—	$125,741

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. The Company validates the prices provided by its third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2013 or 2012.

The carrying amounts reflected in the consolidated balance sheets for cash, restricted cash, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses approximate their fair values at December 31, 2013 and 2012, due to their short-term nature.

There have been no changes to the valuation methods during the years ended December 31, 2013 and 2012. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the years ended December 31, 2013 and 2012. The Company had no financial assets or liabilities that were classified as Level 3 at any point during the years ended December 31, 2013 and 2012.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

Property and Equipment

Property and equipment consist of laboratory equipment, computer equipment and software, leasehold improvements, furniture and fixtures, and office equipment. Property and equipment is stated at cost, and depreciated using the straight-line method over the estimated useful lives of the respective assets:

Laboratory equipment	5 years
Computer equipment and software	3 years
Leasehold improvements	Shorter of asset’s useful life or remaining term of lease
Furniture and fixtures	5 years
Office equipment	5 years

Costs of major additions and betterments are capitalized; maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to expense as incurred. Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through December 31, 2013.

Segment and Geographic Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. The Company and the chief decision maker view the Company’s operations and manage its business as one operating segment. The Company operates in only one geographic segment.

Subsequent Events

The Company considered events or transactions occurring after the balance sheet date but prior to the issuance of the consolidated financial statements are available to be issued for potential recognition or disclosure in its consolidated financial statements. All significant subsequent events have been properly disclosed in the consolidated financial statements.

Net Loss per Share Applicable to Common Stockholders

Basic net loss per share applicable to common stockholders is calculated by dividing net loss applicable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Net loss applicable to common stockholders is calculated by adjusting the net loss of the Company for cumulative preferred stock dividends. Diluted net loss per share applicable to common stockholders is calculated by adjusting weighted average shares outstanding for the dilutive effect of common

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the dilutive net loss per share applicable to common stockholders calculation, preferred stock, stock options, and unvested restricted stock are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share applicable to common stockholders, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented. The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Years ended December 31,
	2013	2012	2011
Convertible preferred stock	-	19,731,564	19,731,564
Stock options	3,846,168	3,145,544	2,693,873
Unvested restricted stock	23,295	160,053	291,666

	3,869,463	23,037,161	22,717,103

3. Collaboration Agreement

In April 2010, the Company entered into a collaboration agreement focused on cancer metabolism with Celgene Corporation, or Celgene, a related party through ownership of the Company’s common stock. This agreement was amended in October 2011 as described below. The goal of the collaboration is to discover, develop and commercialize disease-altering therapies in oncology based on the Company’s cancer metabolism research platform. The Company is leading discovery, preclinical and early clinical development for all cancer metabolism programs under the collaboration. The discovery phase of the amended collaboration expires in April 2014, subject to Celgene’s option to extend the discovery phase for up to an additional two years with additional funding to the Company. In December 2013, Celgene elected to extend the term of the initial discovery period from four to five years, to April 2015. Celgene has the option to obtain exclusive rights for the further development and commercialization of certain of the programs, and the Company will retain rights to the others. The Company may elect to participate in a portion of sales activities for the medicines from such programs in the United States. In addition, for certain of the programs that Celgene chooses to license, the Company may elect to retain full rights to develop and commercialize medicines from these programs in the United States.

Pursuant to the collaboration, the Company is responsible for nominating development candidates, of which two must be confirmed by the Joint Research Committee (“JRC”) during the discovery phase. During the year ended December 31, 2012, the Company nominated its first development candidate, and during the year ended December 31, 2013, the Company nominated its second development candidate, both of which have been confirmed by the JRC, pursuant to the agreement. The JRC will be dissolved and its activities and authority terminated upon the end of the discovery phase. For each development candidate, Celgene may elect to progress such development candidate into preclinical development. If Celgene makes such an election, the Company will be required to conduct studies to meet the requirements for filing an Investigational New Drug application, or IND, or IND-enabling studies, and, following the successful completion as confirmed by the JRC, the Company will file an IND to commence clinical studies of such development candidate. If the FDA accepts the IND, Celgene may request that the Company conduct an initial phase 1 study, for which the Company would be entitled to receive a milestone payment of $5.0 million upon enrollment of the last patient in the phase 1 study, provided, however, that, if the Joint Development Committee (“JDC”) by mutual consent adopts a development plan and related development budget pursuant to which the Company undertakes significant additional development activities under such program following IND Acceptance in parallel with a Celgene requested Phase I Multiple Ascending Dose Study, then the JDC by mutual consent will determine the amount of an

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

increase to such amount necessary to cover such excess costs and expenses pursuant to such development plan. Celgene will not be responsible for such program expenses if the program becomes a split licensed program, as described below.

Celgene may elect to convert each discovery program for which the Company has nominated a development candidate into a co-commercialized licensed program, the attributes of which are described below. The Company has the right, exercisable during a specified period following FDA acceptance of the applicable IND, to convert one of every three co-commercialized licensed programs into a split licensed program, for which the Company will retain the United States rights, other attributes of which are further described below. The Company’s isocitrate dehydrogenase 2 (“IDH2”) program will not be a split licensed program. During the year ended December 31, 2013, the Company elected its IDH1 program to be its first split licensed program.

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

The agreement provides for three types of licensed programs as discussed above:

Co-Commercialized Licensed Programs: Celgene will lead and, following either IND acceptance by the FDA or, if Celgene requests us to conduct the initial phase 1 study upon completion of such phase 1 study, will fund global development and commercialization. The Company has the right to participate in a portion of sales activities in the United States for products from co-commercialized programs in accordance with the applicable commercialization plan. The Company will be eligible to receive milestone payments and royalties arising from the licensed program.

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

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

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

Under the terms of the agreement, the Company received an upfront payment of approximately $121.2 million. In addition, Celgene purchased 5,190,551 shares of Series B convertible preferred stock (Series B Preferred Stock) at a price of $1.70 per share, resulting in net proceeds of approximately $8.8 million. The Company determined the price paid by Celgene for the Series B Preferred Stock represented a premium over the fair value of the Company’s Series B Preferred Stock as determined by the implied value of the Series B Preferred Stock pursuant to a contemporaneous valuation analysis that allocated the equity value of the Company to the various classes of securities. The Company accounted for the $3.1 million premium as additional consideration under the agreement and the Series B Preferred Stock was recorded at its fair value of $5.7 million. In connection with the 1-for-2.75 reverse stock split of the Company’s common stock, the shares of Series B Preferred Stock converted into 1,887,473 shares of common stock at the closing of the Initial Public Offering in July 2013.

The Company identified several deliverables under the agreement, including the option to obtain a license or licenses and research and development services to be performed by the Company on behalf of Celgene, including manufacturing of clinical and preclinical supply through completion of phase 1 clinical trials. The Company concluded that the option to obtain a license does not have stand-alone value to Celgene apart from the related research and development services deliverables as there are no other vendors selling similar, competing products on a stand-alone basis, Celgene does not have the contractual right to resell the option to obtain a license, and Celgene is unable to use the license for its intended purpose without the Company’s performance of research and development services. In addition, the Company was not able to estimate the fair value of the undelivered items in the agreement. Accordingly, the Company has accounted for the deliverables as one unit of accounting. As such, a total of $124.3 million of consideration is being recognized as revenue on a straight-line basis over the period over which the Company expects to fulfill its performance obligations (the performance period), which was determined to be 6 years. The Company evaluates the performance period at each reporting period.

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

In December 2013, Celgene elected to extend the term of the initial discovery period from four to five years, to April 2015. As a result of the extension, the Company is entitled to receive a $20.0 million extension payment from Celgene. The amount is being combined with the unamortized upfront payment and premium and is being recognized as revenue on a straight-line basis over the performance period. During the year ended December 31, 2013, the Company recognized revenue of $0.5 million related to this extension and has recorded this amount as

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

an unbilled collaboration receivable on the consolidated balance sheet. The Company may also be eligible to receive an additional $20.0 million extension payment to extend the discovery phase until April 2016.

The Company recorded revenue of approximately $25.5 million, $25.1 million and $21.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company is eligible to receive up to $120.0 million in potential milestone payments payable for each program selected by Celgene. The potential milestone payments for each such program are comprised of: (i) a $25.0 million milestone payment upon achievement of a specified clinical development milestone event, (ii) up to $70.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) a $25.0 million milestone payment upon achievement of a specified commercial milestone event. The Company is also eligible to receive additional milestone payments specific to co-commercialized licensed programs and split licensed programs. Each co-commercialized licensed program is eligible to receive a minimum one-time payment of $5.0 million upon the enrollment of the last patient in a phase 1 multiple ascending dose study. In addition, the Company is eligible to receive a substantive milestone payment of $22.5 million upon achievement of an early clinical development milestone event for certain co-commercialized licensed programs. The first split licensed program under the collaboration, the Company’s IDH1 Program, AG-120, is eligible to receive a one-time payment of $25.0 million upon the dosing of the last patient in a Company-sponsored phase 2 clinical trial.

The Company may also receive royalties at tiered, low- to mid-teen percentage rates on sales and has the option to participate in the development and commercialization of certain products in the United States. As of December 31, 2013, the Company has not received any milestone or royalty payments under the agreement.

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

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2013	2012
Laboratory equipment	$5,754	$4,903
Computer equipment and software	1,056	902
Leasehold improvements	97	97
Furniture and fixtures	342	331
Office equipment	218	83
Construction in progress	482	-

Total property and equipment	7,949	6,316
Less accumulated depreciation	(4,191)	(2,751)

Total property and equipment, net	$3,758	$3,565

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $1.4 million, $1.2 million, and $0.8 million, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Accrued compensation	$3,642	$1,124
Accrued contracted research and development costs	2,484	410
Accrued professional fees	320	109
Accrued other	140	65

Total	$6,586	$1,708

6. Commitments and Contingencies

Operating Lease

On August 1, 2010, the Company entered into an operating lease for 38,536 square feet of office and laboratory space located at 38 Sidney Street, Cambridge, Massachusetts, which expires on April 14, 2016 (the “Lease”). At the end of the lease term, the Company has the option to extend the Lease for two additional consecutive terms of five years. The Lease agreement includes rent escalation clauses and a free rent period. The Company records rent expense on a straight-line basis over the effective term of the Lease, including any free rent periods. The Company was obligated to and has provided a standby letter of credit of $571,000 as security for the Lease. Accordingly, the Company classified $571,000 as restricted cash in the consolidated balance sheets.

Rent expense for each of the years ended December 31, 2013, 2012 and 2011 was $2.2 million. The operating lease requires the Company to share in prorated operating expenses and property taxes based upon actual amounts incurred; those amounts are not fixed for future periods and, therefore, are not included in the future commitments listed below.

Future annual minimum lease payments due under the operating lease at December 31, 2013 are as follows (in thousands):

Years ending December 31:
2014	$2,309
2015	2,347
2016	787

Total minimum lease payments	$5,443

Lead Program License Agreements

In August 2012, the Company entered into a license agreement pursuant to which the licensor granted the Company a worldwide exclusive license to certain intellectual property rights for the development of diagnostic products to detect the metabolism of certain cancers. The Company is obligated to pay the licensor up to $100,000 in milestone payments, contingent upon the issuance of certain patents. For each product developed under the agreement the Company has the right to elect to develop and commercialize the product or to grant the

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

licensor an exclusive license to develop and commercialize the product. Under the agreement, the applicable party will pay to the other party a royalty based on worldwide net sales of products. To date, there have been no milestones achieved or any sales of products licensed.

The term of the agreement will continue, unless earlier terminated by either party, until the expiration of the last-to-expire issued patent. Either party may terminate the agreement in the event of the failure of the other party to make required payments under the agreement or an uncured material breach by the other party. In addition, the licensor may terminate the agreement if the Company becomes insolvent or challenges certain licensed patent rights.

Other Program License Agreements

The Company has entered into various cancelable license agreements for certain technology. None of the Company’s lead product candidates utilize technology covered by these licenses. In consideration for the licensed rights the Company made up-front payments totaling $470,000 and issued a total of 162,545 shares of common stock to certain licensors. During the year ended December 31, 2013, the Company paid annual maintenance payments totaling $35,000 to certain of the licensors, which are recorded as research and development expense. The Company has the option to renew these licenses on an annual basis in exchange for payments approximating $45,000 for 2014. The Company could be required to make patent-related, clinical development, regulatory and sales-based milestones of up to $0.2 million, $1.6 million, $5.4 million and $3.7 million, respectively, to the licensors. The license agreements also require the Company to remit royalties in amounts ranging from 0.5% to 2.5% based on net sales of products utilizing the licensed technology. The Company is also required to make payments in amounts ranging from 7.0% to 25.0% for non-royalty income received from any sublicense of the rights granted to the Company under the agreements. Total license expense incurred under the license agreements amounted to approximately $72,000, $30,000 and $30,000 during the years ended December 31, 2013, 2012 and 2011, respectively. The Company paid $25,000 in patent-based milestones in 2013. The Company did not pay any milestones in 2012 or 2011 and the Company has paid no royalties to date.

Milestone Payment Agreements

The Company entered into an agreement with a service provider to receive discounted upfront labor costs for a defined program in consideration of a milestone payment in five years from the Effective Date, as defined in the agreement. The milestone is dependent on the Company declaring a development candidate within the five year contract term and is dependent on the origins of the development candidate. If the development candidate is derived from a new chemical class created by the service provider, the milestone will be two times the discounted upfront labor costs. If the development candidate is not derived from a new chemical class created by the service provider, the milestone will be equal to the discount on services provided to date. No milestone payment is due if no development candidate is declared within the five year period. In addition, should no development candidate be declared within three years and the Company remains active with the program, the service provider may, at its discretion, elect to request reimbursement of the discount on services provided to date and forgo the milestone payment. The election must be provided in writing within thirty days of the end of the three year period. The accumulated discounted labor costs through December 31, 2013 are approximately $220,000. The Company has not accrued for the accumulated discount under the reimbursement option as the Company is currently unable to determine the probability of a development candidate being declared within a three-year period.

The Company entered into an agreement to utilize certain technologies and services in exchange for agreed upon rates over a period of time. The Company made an up-front payment of approximately $0.1 million upon execution of the agreement. The agreement includes milestone payments related to regulatory and preclinical

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

events. The Company paid $0.2 million in preclinical milestones and $0.2 million in regulatory milestones in the year ended December 31, 2013. The Company did not pay any milestones in the years ended December 31, 2012 and 2011. Total expenses incurred under this agreement amounted to approximately $0.4 million in the years ended December 31, 2013 and 2011. There were no expenses incurred under this agreement in the year ended December 31, 2012. The remaining milestone payment requires the Company to pay $0.3 million upon the occurrence of a regulatory event. As of December 31, 2013, the event has not occurred and no accrual has been recorded.

Other Agreement

On November 10, 2009, the Company entered into a research funding agreement whereby the Company received upfront grant monies to be utilized in the development and testing of brain cancer therapies in exchange for three separate $178,538 milestone payments. The milestones can be earned over a ten year period from the agreement date and are dependent on the Company successfully commercializing a brain cancer therapy product. The Company will make separate milestone payments when it accumulates net profits of $5 million, $50 million and $250 million, respectively, from sales of the product. As of December 31, 2013, the Company has not commercialized a brain cancer therapy product.

Legal Contingencies

From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of its business. These proceedings may include allegations of infringement of intellectual property, employment or other matters. The Company has no legal proceedings ongoing that management estimates could have a material effect on the Company’s Consolidated Financial Statements.

7. Convertible Preferred Stock

In 2008 and 2009, the Company sold a total of 33,188,889 shares of Series A convertible preferred stock to investors at $1.00 per share, resulting in aggregate proceeds of $33.1 million, including the conversion of the principal and interest on $2.0 million of convertible notes.

In April 2010, the Company executed a strategic collaboration agreement with Celgene Corporation (Note 3). In connection with the Celgene Agreement, the Company sold 5,190,551 shares of Series B convertible preferred stock (Series B Preferred Stock) to Celgene at $1.70 per share, resulting in aggregate proceeds of $8.8 million. The Company determined the fair value per share of the Series B Preferred Stock on the date of issuance to be $1.11 and has considered the premium paid over the fair value of the Series B Preferred Stock to be additional consideration under the Celgene Agreement. Refer to Note 3 for further discussion of the treatment of the implied premium on the Series B Preferred Stock.

In November 2011, the Company completed a Series C convertible preferred stock financing, pursuant to which the Company sold 15,882,389 shares of Series C convertible preferred stock to investors at $4.91 per share, resulting in aggregate proceeds of $78.0 million. The shares of Series C convertible preferred stock included 7,395,829 shares of Series C-1 convertible preferred stock (the C-1 Preferred Stock) and 8,486,560 shares of Series C-2 convertible preferred stock (the C-2 Preferred Stock) (collectively, the Series C Preferred Stock).

The Company assessed the Series A, B and C Preferred Stock (collectively, the “Preferred Stock”) for any embedded derivatives that would require bifurcation from the Preferred Stock and receive separate accounting treatment. No embedded derivatives were identified that would require bifurcation.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

In connection with the closing of the IPO, all of the Company’s outstanding convertible preferred stock automatically converted to common stock, resulting in an additional 19,731,564 shares of common stock of the Company becoming outstanding. Further, under the terms of the certificate of incorporation, the Board of Directors is authorized to direct the Company to issue shares of preferred stock in one or more series without stockholder approval. The Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. As of December 31, 2013, there are no shares of preferred stock outstanding.

Prior to the IPO, the holders of the Preferred Stock Series A, Series B, and Series C Preferred Stock were entitled to receive cumulative dividends at the rate of $0.06, $0.10, and $0.294666 per share per annum, respectively, in preference to any dividends on common stock, when, as, and if declared by the Board of Directors. These dividends were cumulative and accrued whether or not declared. As of December 31, 2012, dividends accrued but unpaid were $7.8 million for Series A Preferred Stock, $1.4 million for Series B Preferred Stock, and $5.3 million for Series C Preferred Stock. Immediately prior to the IPO, dividends accrued but unpaid were $8.9 million for Series A Preferred Stock, $1.7 million for Series B Preferred Stock, and $8.0 million for Series C Preferred Stock.

8. Common Stock

In connection with the IPO, the Company’s Board of Directors and stockholders approved a 1-for-2.75 reverse stock split of the Company’s common stock. The reverse stock split became effective on July 11, 2013. All share and per share amounts in the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. The Company’s Common Stock has the following characteristics:

Voting

The Holders of shares of Common Stock are entitled to one vote for each share of Common Stock held at all meetings of stockholders and written actions in lieu of meetings.

Dividends

The holders of shares of Common Stock are entitled to receive dividends, if and when declared by the Board of Directors and are subject to any preferential dividend or other right of any then outstanding Preferred Stock. No dividends have been declared or paid since the Company’s inception.

Liquidation

The holders of shares of Common Stock are entitled to share ratably in the Company’s assets available for distribution to stockholders, in the event of any voluntary or involuntary liquidation, subject to any preferential or other rights of any then outstanding Preferred Stock.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

Shares Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of Common Stock as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Conversion of Preferred Stock	-	-
Conversion of Series A Preferred Stock	-	12,068,682
Conversion of Series B Preferred Stock	-	1,887,473
Conversion of Series C Preferred Stock	-	5,775,409
Options to purchase Common Stock	5,988,732	5,079,642

	5,988,732	24,811,206

9. Share-Based Payments

Stock Incentive Plans

The Company maintains the 2007 Stock Incentive Plan (the “2007 Plan”) for employees, directors, consultants, and advisors to the Company. The 2007 Plan provides for the grant of incentive and non-qualified stock options and restricted stock grants as determined by the Board of Directors. The Company reserved 5,079,462 shares of common stock under the Plan, and at December 31, 2013 and December 31, 2012, the Company had no shares and 684,124 shares available for future issuance under the 2007 Plan, respectively. Shares of common stock issued upon exercise of stock options are generally issued from new shares of the Company. The 2007 Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the award for participants who own less than 10% of the total combined voting power of stock of the Company, and not less than 110% for participants who own more than 10% of the Company’s voting power. Stock options and restricted stock granted under the 2007 Plan vest over periods as determined by the Board of Directors, which is generally 25% on the first year anniversary of the grant date and then ratably monthly thereafter. Stock options generally expire ten years from the date of grant. Restricted stock issuances and early exercise of stock options are subject to the Company’s right of repurchase at the original issuance price, which right lapses over the vesting period of the stock.

In June 2013, the Company’s Board of Directors adopted, and in July 2013, the Company’s stockholders approved, the 2013 Stock Incentive Plan (the “2013 Plan”). The 2013 Plan became effective upon the closing of the IPO and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The Company will grant no further stock options or other awards under the 2007 Plan. Any options or awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remain outstanding and effective. As of December 31, 2013, the total number of shares reserved under all equity plans is 5,988,732, and the Company had 655,036 shares available for future issuance under such plans. The 2013 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2014 and continuing until the expiration of the 2013 Plan, equal to the lesser of (i) 2,000,000 shares of Common Stock, (ii) 4% of the outstanding shares of Common Stock on such date or (iii) an amount determined by the Company’s Board of Directors. On January 1, 2014, the annual increase for the 2013 Plan resulted in an additional 1,242,966 shares authorized for issuance.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

During the years ended December 31, 2013 and 2012, the Company granted 27,272 and 16,363 stock options, respectively, to consultants and advisors of the Company. These awards are included within the following table which summarizes the activity of the 2007 Plan and the 2013 Plan for the year ended December 31, 2013. Also included in the following table are 313,634 of options subject to performance conditions deemed not probable of achievement as of December 31, 2013:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	3,145,544	$0.88	7.72	$15,402
Granted	986,294	13.59
Exercised	(237,565)	0.63
Forfeited/Expired	(48,105)	1.99

Outstanding at December 31, 2013	3,846,168	$4.14	7.43	$76,189

Exercisable at December 31, 2013	2,161,333	$0.61	6.34	$50,443

Vested and expected to vest at December 31, 2013	3,278,066	$3.33	7.15	$67,604

The weighted-average grant date fair value of options granted was $9.96, $2.09 and $0.44 during the years ended December 31, 2013, 2012 and 2011, respectively. The total intrinsic value of options exercised was $4.2 million, $0.8 million, and $0.1 million during the years ended December 31, 2013, 2012 and 2011, respectively.

At December 31, 2013, the total unrecognized compensation expense related to unvested stock option awards, including estimated forfeitures, was $6.3 million, which the Company expects to recognize over a weighted-average period of approximately 3.3 years. The Company also has unrecognized stock-based compensation expense of $2.2 million related to stock options with performance-based vesting criteria that are not considered probable of achievement as of December 31, 2013; therefore the Company has not yet begun to recognize the expense on these awards.

Restricted Stock and Early Exercise of Stock Options

From time to time, upon approval by the Company’s Board, certain employee have been granted restricted stock and certain directors have been permitted to early exercise their stock options, at which time the awards became subject to restricted stock agreements. These shares of restricted stock granted upon early exercise of the options are subject to the same vesting provisions as the original stock option awards. Accordingly, the Company has recorded the exercise proceeds from early exercises as a restricted stock liability in the consolidated balance sheets. The restricted stock liability is reclassified into stockholders’ equity (deficit) as the restricted stock and options vest.

Restricted stock activity for the year ended December 31, 2013 is summarized as follows:

Unvested shares at December 31, 2012	160,053
Granted	—
Vested	(136,758)
Forfeited	—

Unvested shares at December 31, 2013	23,295

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

There were no shares of restricted stock granted during years ended December 31, 2013 and 2011. The weighted-average exercise price of restricted stock granted during the year ended December 31, 2012 was $0.91. The fair value of awards vested during the years ended December 31, 2013, 2012 and 2011 was $1.7 million, $0.5 million and $0.2 million, respectively.

Performance-Based Stock Option Grants

During the years ended December 31, 2013 and 2012, the Company granted options to purchase 355,454 and 375,636 shares of common stock, respectively, to employees, including executive officers, which contain both performance-based and service-based vesting criteria. Milestone events are specific to the Company’s corporate goals, including but not limited to certain preclinical and clinical development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. Management concluded that the performance-based milestones were not probable of achievement at December 31, 2012. As such, no stock-based compensation expense was recorded as of December 31, 2012 related to these options. During the year ended December 31, 2013 management assessed the probability of achieving the milestones and determined that certain performance-based milestones had become probable of achievement as of December 31, 2013. The Company recorded stock-based compensation expense of $0.9 million during the year ended December 31, 2013, accordingly. The remaining milestones were not deemed to be probable of achievement as of December 31, 2013.

During 2010, the Company granted stock options to consultants of the Company which contained performance-based vesting criteria and no underlying service period. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. During the year ended December 31, 2012 management concluded that the milestones associated with 27,272 performance-based stock options were probable of achievement and the Company began to record stock-based compensation expense, accordingly. The Company recorded $150,000 of stock-based compensation expense for non-employee performance-based stock options in the year ended December 31, 2012. There was no stock-based compensation expense for non-employee performance-based stock options recorded in the year ended December 31, 2013 as there are no remaining milestones as of December 31, 2012.

Stock-Based Compensation Expense

The fair value of each stock option granted to employees is estimated on the date of grant and for non-employees on each reporting date and upon vesting using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used in calculating the fair value of the awards:

	Years Ending December 31,
	2013	2012	2011
Risk-free interest rate	1.31%	1.09%	1.97%
Expected dividend yield	—	—	—
Expected term (in years)	6.42	6.08	6.09
Expected volatility	92.49%	97.75%	98.60%

Risk-Free Rate

The risk-free rate is based on the yield curve of U.S. Treasury securities with periods commensurate with the expected term of the options being valued.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

Dividends

The Company has never paid, and does not anticipate paying, any cash dividends in the foreseeable future, and therefore uses an expected dividend yield of zero in the option-pricing model.

Volatility

Since the Company was privately held through July 2013, it does not have the relevant company-specific historical data to support its expected volatility. As such, the Company has used a weighted-average of expected volatility based on the volatilities of a representative group of publicly-traded biopharmaceutical companies. Subsequent to the initial public offering, the Company began to consider the Company’s own historic volatility. For purposes of identifying representative companies, the Company considered characteristics such as number of product candidates in earlier stages of product development, area of therapeutic focus, length of trading history, similar vesting provisions and a similar percentage of stock options that are in-the-money. The expected volatility has been determined using a weighted-average of the historical volatilities of the representative group of companies for a period equal to the expected term of the option grant. The Company intends to continue to consistently apply this process using the same similar entities until a sufficient amount of historical information regarding the volatility of the Company’s own share price becomes available or until circumstances change, such that the identified entities are no longer representative companies. In the latter case, more suitable, similar entities whose share prices are publicly available would be utilized in the calculation.

Expected Term

The Company uses the “simplified method” as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share Based Payments, to estimate the expected term of stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the contractual term (ten years) and the vesting term (generally four years) of the Company’s stock options, taking into consideration multiple vesting tranches. The Company utilizes this method due to lack of historical exercise data and the plain-vanilla nature of the Company’s share-based awards.

Forfeitures

Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company based its estimate of forfeitures on data from a representative group of publicly-traded biopharmaceutical companies, as the Company does not currently have sufficient history, and records the stock-based compensation expense only on the awards that are expected to vest. To date forfeitures have been less than 5.0% of total grants.

2013 Employee stock purchase plan

In June 2013, the board of directors adopted, and in July 2013 our stockholders approved, the 2013 employee stock purchase plan, or the 2013 ESPP. The 2013 ESPP will be administered by our board of directors or by a committee appointed by our board of directors. The 2013 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 327,272 shares of our common stock.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

10. Income Taxes

The provision (benefit) for income taxes is as follows for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$(3,263)	$(9,531)	$14,406
State	—	—	3,461

Total current	(3,263)	(9,531)	17,867

Deferred:
Federal	3,842	6,707	(10,660)
State	—	—	—

Total deferred	3,842	6,707	(10,660)

Total	$579	$(2,824)	$7,207

A reconciliation of the expected income tax benefit (expense) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2013, 2012 and 2011:

	December 31,
	2013	2012	2011
Income tax benefit computed at federal statutory tax rate	35.00%	35.00%	35.00%
State taxes, net of federal benefit	4.02	7.07	3.95
Change in valuation allowance	(38.02)	(28.08)	(74.29)
General business credits and other credits	0.52	0.12	(2.36)
Permanent differences	(1.75)	(0.63)	(0.60)
Interest and penalties	(1.19)	(1.95)	(1.72)
Other	(0.07)	0.79	(3.66)

Total	(1.49)%	12.32%	(43.68)%

During the years ended December 31, 2013, 2012 and 2011, the Company incurred $0.6 million, $0.6 million, and $0.3 million for interest and penalties related to the non-payment of U.S. federal income taxes, respectively.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$21,901	$1,666
Deferred revenue	23,171	33,250
Tax credit carryforwards	637	427
Purchased intangible assets	147	158
Stock-based compensation	768	269
Deferred rent	138	172
Other	231	232

Total deferred tax assets	46,993	36,174
Valuation allowance	(46,549)	(31,786)

Total deferred tax assets	$444	$4,388

Deferred tax liabilities:
Depreciation and amortization	$(444)	$(435)

Total deferred tax liabilities	$(444)	$(435)

Net deferred tax asset	$-	$3,953

As of December 31, 2013, the Company had net operating loss carryforwards available to reduce federal and state income taxes of approximately $49.2 million and $90.3 million, respectively. If not utilized, these carryforwards expire at various dates through 2033. At December 31, 2013 the Company also has available research and development tax credits for federal and state income tax purposes of approximately $627,000 and $17,000, respectively.

During 2011, the Company conducted a study of its research and development credit carryforwards. This study resulted in an adjustment to the Company’s research and development credit carryforward, as the Company concluded that the credits were not more likely than not to be realized. Utilization of the net operating loss carryforwards and credits may be subject to annual limitations as prescribed by federal and state statutory provisions. The annual limitation may result in the expiration of net operating loss carryforwards prior to its utilization.

The Company has state net operating loss carry forward (NOLs) related to stock compensation in the amount of $182,000 that is not included in deferred tax assets. When the excess stock-based compensation related to NOL carryover tax assets are realized, the benefit will be credited directly to stockholders’ equity.

Utilization of the NOLs and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as well as similar state provisions. Ownership changes may limit the amount of NOLs and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of 5% shareholders in the stock of a corporation by more than 50 percent

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

in the aggregate over a three-year period. During 2011, the Company completed a study through December 31, 2011, to determine whether any ownership change has occurred since the Company’s formation and has determined that transactions have resulted in two ownership changes, as defined by Section 32. The impact of the ownership changes have been reflected in the Company’s deferred tax assets in the table above. There could be additional ownership changes in the future that could further limit the amount of NOLs and tax credit carryforwards that the Company can utilize.

As required by ASC 740, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. During the year ended December 31, 2011, management determined that it was more likely than not that it would realize a portion of its deferred tax assets because of the Company’s ability to carryback future losses for U.S. federal income tax purposes. As a result, the Company reversed approximately $10.7 million of the valuation allowance on its deferred tax assets in the year ended December 31, 2011, representing the amount of deferred tax assets that will be realized in 2012 and 2013, the year available for carryback. The Company utilized certain of the deferred tax assets, including net operating losses, generated in the year ended December 31, 2013 to reduce its federal income taxes payable in the year ended December 31, 2013 and 2012. For the remainder of the Company’s deferred tax assets, management determined that it is more likely than not that the Company may not realize the benefit and has recorded a valuation allowance of approximately $46.5 million and $31.8 million at December 31, 2013 and 2012, respectively. The valuation allowance increased by $14.8 million in the year ended December 31, 2013.

The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2013 and 2012 the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The statute of limitations for assessment by the Internal Revenue Service (IRS) and state tax authorities is open for tax years ending December 31, 2013, 2012, 2011, and 2010 although carryforward attributes that were generated for tax years prior to 2010 may still be adjusted upon examination by the IRS or state tax authorities if they either have been, or will be, used in a future period. There are currently no federal or state audits in progress.

11. Defined Contribution Benefit Plan

The Company sponsors a 401(k) retirement plan, in which substantially all of its full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company did not provide any contributions to this plan during the years ended December 31, 2013, 2012 or 2011.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

12. Selected Quarterly Financial Data (Unaudited)

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total revenue	$6,268	$6,268	$6,268	$6,744
Loss from operations	(7,046)	(8,526)	(11,069)	(12,242)
Net loss	(7,228)	(8,620)	(11,177)	(12,382)
Net loss applicable to common stockholders	(9,025)	(10,418)	(11,744)	(12,382)
Net loss per share applicable to common stockholders – basic and diluted	(2.47)	(2.80)	(0.52)	(0.40)

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total revenue	$6,268	$6,288	$6,268	$6,282
Loss from operations	(5,264)	(6,123)	(5,110)	(6,498)
Net loss	(4,631)	(5,513)	(4,645)	(5,313)
Net loss applicable to common stockholders	(6,429)	(7,311)	(6,443)	(7,109)
Net loss per share applicable to common stockholders – basic and diluted	(1.98)	(2.18)	(1.87)	(2.09)

The Company has determined that the net loss applicable to common stockholders and net loss per share applicable to common stockholders - basic and diluted for the three- and nine-month periods ended September 30, 2013 and 2012 were incorrectly stated in the Form 10-Q for the period ended September 30, 2013, resulting from an error in the presentation of cumulative preferred stock dividends, which incorrectly reduced rather than increased the Company’s net loss to arrive at net loss applicable to common stockholders. The Company determined that these errors are not material to the respective financial statements and has corrected the amounts in the unaudited quarterly financial information presented above. The net loss per share applicable to common stockholders - basic and diluted for the three- and nine-month periods ended September 30, 2013 were previously reported as $(0.47) and $(2.26), respectively, while the corrected amounts are $(0.52) and $(3.08), respectively. The net loss per share applicable to common stockholders—basic and diluted for the three- and nine-month periods ended September 30, 2012 were previously reported as $(0.83) and $(2.81), respectively, while the corrected amounts are $(1.87) and $(6.03), respectively.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-36014	July 29, 2013	3.1

3.2	Amended and Restated By-Laws	8-K	001-36014	July 29, 2013	3.2

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-189216	June 24, 2013	4.1

4.2	Second Amended and Restated Investor Rights Agreement dated as of November 16, 2011	S-1	333-189216	June 10, 2013	4.2

10.1#	2007 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.1

10.2#	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-189216	June 10, 2013	10.2

10.3#	Form of Nonstatutory Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-189216	June 10, 2013	10.3

10.4#	2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.4

10.5#	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.5

10.6#	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.6

10.7#	2013 Employee Stock Purchase Plan	S-1	333-189216	June 24, 2013	10.7

10.8#	Letter Agreement, dated as of April 17, 2009, between the Registrant and Duncan Higgons	S-1	333-189216	July 11, 2013	10.8

10.9#	Letter Agreement, dated as of May 6, 2009, between the Registrant and David P. Schenkein, M.D.	S-1	333-189216	July 11, 2013	10.9

10.10#	Letter Agreement, dated as of July 22, 2010, between the Registrant and Scott Biller, Ph.D.	S-1	333-189216	July 11, 2013	10.10

10.11#	Letter of Agreement, dated May 4, 2010 between the Registrant and Glenn Goddard	S-1	333-189216	June 10, 2013	10.11

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.12	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-189216	July 11, 2013	10.12

10.13	Lease, dated as of August 2, 2010, between the Registrant and Thirty-Eight Sidney Street Limited Partnership	S-1	333-189216	June 10, 2013	10.12

10.14†	Discovery and Development Collaboration and License Agreement, dated as of April 14, 2010, as amended on October 3, 2011, between the Registrant and Celgene Corporation	S-1	333-189216	July 16, 2013	10.14

10.15	Common Stock Purchase Agreement, dated as of July 16, 2013, between the Registrant and Celgene Alpine Investment Co., LLC	S-1	333-189216	July 16, 2013	10.15

21.1	Subsidiaries of the Registrant	S-1	333-189216	June 10, 2013	21.1

23.1	Consent of Ernst & Young LLP					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS*	XBRL Instance Document*					X

101.SCH*	XBRL Taxonomy Extension Schema Document*					X

101.CAL*	XBRL Taxonomy Calculation Linkbase Document*					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document*					X

101.LAB*	XBRL Taxonomy Label Linkbase Document*					X

101.PRE*	XBRL Taxonomy Presentation Linkbase Document*					X

#	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
*	In accordance with Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this Annual Report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these sections.