Form 10-Q
period 2014-03-31
AGIOS PHARMACEUTICALS INC
filed 2014-05-09
CIK 1439222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on May 7, 2014: 33,955,643

AGIOS PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$32,837	$71,560
Marketable securities	129,432	95,209
Unbilled collaboration receivable—related party	2,619	476
Prepaid expenses and other current assets	3,033	2,502
Refundable income taxes	4,496	—

Total current assets	172,417	169,747

Marketable securities	5,005	27,125
Property and equipment, net	3,452	3,758
Restricted cash	571	571
Other assets	467	4

Total assets	$181,912	$201,205

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,411	$3,678
Accrued expenses	3,841	6,586
Income taxes payable	—	1,462
Deferred revenue—related party	25,072	25,072
Deferred rent	133	123
Other current liabilities	624	9

Total current liabilities	34,081	36,930
Deferred revenue, net of current portion—related party	26,299	32,567
Deferred rent, net of current portion	186	220
Other non-current liabilities	3	6

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 31,832,103 and 31,202,542 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	32	31
Additional paid-in capital	246,970	244,881
Accumulated other comprehensive income	33	14
Accumulated deficit	(125,692)	(113,444)

Total stockholders’ equity	121,343	131,482

Total liabilities and stockholders’ equity	$181,912	$201,205

See accompanying notes to condensed consolidated financial statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Collaboration revenue—related party	$8,411	$6,268
Operating expenses:

Research and development	17,407	11,462
General and administrative	3,288	1,852

Total operating expenses	20,695	13,314

Loss from operations	(12,284)	(7,046)
Interest income	36	8

Loss before provision for income taxes	(12,248)	(7,038)
Provision for income taxes	—	190

Net loss	$(12,248)	$(7,228)

Cumulative preferred stock dividends	—	(1,797)

Net loss applicable to common stockholders	$(12,248)	$(9,025)

Net loss per share applicable to common stockholders – basic and diluted	$(0.39)	$(2.47)

Weighted-average number of common shares used in net loss per share applicable to common stockholders – basic and diluted	31,394,563	3,658,016

See accompanying notes to condensed consolidated financial statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net loss	$(12,248)	$(7,228)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	19	(1)

Comprehensive loss	$(12,229)	$(7,229)

See accompanying notes to condensed consolidated financial statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Operating activities
Net loss	$(12,248)	$(7,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	332	349
Stock-based compensation expense	1,505	424
Net amortization (accretion) of premium (discount) on investments	168	(5)
Changes in operating assets and liabilities:
Unbilled collaboration receivable—related party	(2,143)	—
Prepaid expenses and other assets	(930)	(544)
Accounts payable	720	829
Accrued expenses and other liabilities	(2,194)	301
Deferred rent	(24)	(15)
Refundable income taxes and income taxes payable	(5,958)	176
Deferred revenue—related party	(6,268)	(6,268)

Net cash used in operating activities	(27,040)	(11,981)

Investing activities
Purchases of marketable securities	(34,812)	(15,915)
Proceeds from maturities and sales of marketable securities	22,560	20,226
Purchases of property and equipment	(13)	(275)

Net cash (used in) provided by investing activities	(12,265)	4,036

Financing activities
Net proceeds from stock option exercises and issuance of common stock	582	25

Net cash provided by financing activities	582	25

Net decrease in cash and cash equivalents	(38,723)	(7,920)
Cash and cash equivalents at beginning of the period	71,560	91,297

Cash and cash equivalents at end of the period	$32,837	$83,377

Supplemental disclosure of non-cash investing and financing transactions:
Additions to property, plant and equipment included in accounts payable	$13	$—

Vesting of restricted stock	$3	$16

Accrual of public offering costs	$65	$—

Supplemental cash flow information
Cash paid for income taxes	$5,958	$—

See accompanying notes to condensed consolidated financial statements.

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

The condensed consolidated interim balance sheet as of March 31, 2014, the condensed consolidated interim statements of operations, comprehensive loss and cash flows for the three months ended March 31, 2014 and 2013 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2014, and its results of operations and cash flows for the three months ended March 31, 2014 and 2013. The financial data and the other financial information disclosed in these notes to the condensed consolidated interim financial statements related to the three month periods are also unaudited. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other future annual or interim period. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 that was filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2014.

The Company’s condensed consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiary, Agios Securities Corporation. All intercompany transactions have been eliminated in consolidation. The condensed consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

On July 29, 2013, the Company closed an initial public offering (“IPO”) of its common stock, which resulted in the sale of 6,772,221 shares of its common stock at a public offering price of $18.00 per share, before underwriting commissions and discounts, including 883,333 shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares at the public offering price to cover over-allotments. The Company received net proceeds from the IPO of $111.0 million, after deducting underwriting discounts, commissions, and expenses payable by the Company. Additionally, an affiliate of Celgene Corporation (“Celgene”), the Company’s cancer metabolism strategic alliance partner, purchased 708,333 shares of common stock in a separate private placement concurrent with the completion of the IPO at a purchase price of $18.00 per share for aggregate proceeds of $12.8 million.

In connection with preparing for the IPO, the Company’s Board of Directors and stockholders approved a 1-for-2.75 reverse stock split of the Company’s common stock. The reverse stock split became effective on July 11, 2013. All share and per share amounts in the condensed consolidated interim financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. In connection with the closing of the IPO, all of the Company’s outstanding convertible preferred stock automatically converted to common stock as of July 29, 2013, resulting in an additional 19,731,564 shares of common stock of the Company becoming outstanding. The significant increase in common stock outstanding in July 2013 impacts the period-over-period comparability of the Company’s net loss per share calculations.

The Company has evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q with the SEC. In April 2014, the Company completed a public offering of 2,000,000 shares of its common stock at a public offering price of $44.00 per share, before underwriting commissions and discounts. The Company received net proceeds from this offering of $82.3 million, after deducting underwriting discounts, commissions and expenses payable by the Company. Celgene purchased 294,800 shares of the Company’s common stock in the offering. In addition, the Company granted the underwriters the right to purchase up to an additional 300,000 shares of its common stock which was exercised in May 2014 resulting in additional net proceeds to the Company of $12.4 million, after underwriting discounts and commissions paid by the Company.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

There have been no material changes to the significant accounting policies previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013.

Accounting standards that have been issued by the Financial Accounting Standards Board or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3. Fair Value Measurements

The Company records cash equivalents and marketable securities at fair value. Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, established a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of March 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total

Cash equivalents	$28,816	$960	$—	$29,776
Marketable securities:
Certificates of deposit	—	6,716	—	6,716
U.S. Treasuries	127,721	—	—	127,721

	$156,537	$7,676	$—	$164,213

The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total

Cash equivalents	$68,792	$—	$—	$68,792
Marketable securities:
Certificates of deposit	—	6,915	—	6,915
U.S. Treasuries	115,419	—	—	115,419

	$184,211	$6,915	$—	$191,126

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. The Company validates the prices provided by its third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2014 or December 31, 2013.

There have been no changes to the valuation methods during the three months ended March 31, 2014 and 2013. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2014 or the year ended December 31, 2013. The Company had no financial assets or liabilities that were classified as Level 3 at any point during the three months ended March 31, 2014 or the year ended December 31, 2013.

4. Marketable Securities

Marketable securities at March 31, 2014 and December 31, 2013 consisted primarily of investments in United States Treasuries and certificates of deposit. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss in the condensed consolidated interim statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on marketable securities for the three months ended March 31, 2014 and 2013.

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

Marketable securities at March 31, 2014 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Current:
Certificates of deposit	$6,720	$—	$(4)	$6,716
U.S. Treasuries	122,683	34	(1)	122,716
Non-current:
U.S. Treasuries	5,001	4	—	5,005

	$134,404	$38	$(5)	$134,437

Marketable securities at December 31, 2013 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Current:
Certificates of deposit	$6,920	$—	$(5)	$6,915
U.S. Treasuries	88,287	8	(1)	88,294
Non-current:
U.S. Treasuries	27,113	12	—	27,125

	$122,320	$20	$(6)	$122,334

At March 31, 2014, the Company held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that (i) have maturities of one to two years and (ii) management does not intend to liquidate within the next twelve months, although these funds are available for use and therefore classified as available-for-sale.

At March 31, 2014 and December 31, 2013, the Company held 30 and 33 debt securities that were in an unrealized loss position for less than one year, respectively. The aggregate fair value of debt securities in an unrealized loss position at March 31, 2014 and December 31, 2013 was $17.0 million and $31.7 million, respectively. There were no individual securities that were in a significant unrealized loss position as of March 31, 2014 and December 31, 2013. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of March 31, 2014 and December 31, 2013.

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

Pursuant to the collaboration, the Company is responsible for nominating development candidates, of which two must be confirmed by the Joint Research Committee (“JRC”) during the discovery phase. During the year ended December 31, 2012, the Company nominated its first development candidate, and during the year ended December 31, 2013, the Company nominated its second development candidate, both of which have been confirmed by the JRC, pursuant to the agreement. The JRC will be dissolved and its activities and authority terminated upon the end of the discovery phase. For each development candidate, Celgene may elect to progress such development candidate into preclinical development. If Celgene makes such an election, the Company will be required to conduct studies to meet the requirements for filing an Investigational New Drug application, or IND, or IND-enabling studies, and, following the successful completion as confirmed by the JRC, the Company will file an IND to commence clinical studies of such development candidate. If the FDA accepts the IND, Celgene may request that the Company conduct an initial phase 1 study, for which the Company would be entitled to receive a milestone payment of $5.0 million upon enrollment of the last patient in the phase 1 study, provided, however, that, if the Joint Development Committee (“JDC”) by mutual consent adopts a development plan and related development budget pursuant to which the Company undertakes significant additional development activities under such program following IND acceptance in parallel with a Celgene requested Phase I multiple ascending dose study, then the JDC by mutual consent will determine the amount of an increase to such amount necessary to cover such excess costs and expenses pursuant to such development plan. Celgene will not be responsible for such program expenses if the program becomes a split licensed program, as described below.

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

The agreement provides for three types of licensed programs as discussed above:

Co-Commercialized Licensed Programs: Celgene will lead and, following either IND acceptance by the FDA or, if Celgene requests the Company to conduct the initial phase 1 study upon completion of such phase 1 study, will fund global development and commercialization. The Company has the right to participate in a portion of sales activities in the United States for products from co-commercialized programs in accordance with the applicable commercialization plan. The Company will be eligible to receive milestone payments and royalties arising from the licensed program.

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

In addition, Celgene may license certain discovery programs for which the Company does not nominate or the JRC does not confirm as a development candidate and for which Celgene will lead and fund global development and commercialization.

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

Celgene may terminate the agreement for convenience in its entirety or with respect to one or more programs upon thirty days written notice to the Company. Either the Company or Celgene may terminate the agreement in its entirety or with respect to one or more programs, if the other party is in material breach and fails to cure such breach within the specified cure period; however, if such breach relates solely to a specific program, the non-breaching party may only terminate the agreement with respect to such program. Either the Company or Celgene may terminate the agreement in the event of specified insolvency events involving the other party.

Under the terms of the agreement, the Company received an upfront payment of approximately $121.2 million. In addition, Celgene purchased 5,190,551 shares of Series B convertible preferred stock (Series B Preferred Stock) at a price of $1.70 per share, resulting in net proceeds to the Company of approximately $8.8 million. The Company determined the price paid by Celgene for the Series B Preferred Stock represented a premium over the fair value of the Company’s Series B Preferred Stock as determined by the implied value of the Series B Preferred Stock pursuant to a contemporaneous valuation analysis that allocated the equity value of the Company to the various classes of its then-outstanding securities. The Company accounted for the $3.1 million premium as additional consideration under the agreement and the Series B Preferred Stock was recorded at its fair value of $5.7 million. In connection with the 1-for-2.75 reverse stock split of the Company’s common stock, the shares of Series B Preferred Stock converted into 1,887,473 shares of common stock upon the closing of the Initial Public Offering in July 2013.

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

In December 2013, Celgene elected to extend the term of the initial discovery period from four to five years, to April 2015. As a result of the extension, the Company is entitled to receive a $20.0 million extension payment from Celgene. The amount is being combined with the unamortized upfront payment and premium and is being recognized as revenue on a straight-line basis over the performance period. During the three months ended March 31, 2014 and for the year ended December 31, 2013, the Company recognized revenue of $2.1 million and $0.5 million, respectively, related to this extension and has recorded this amount as an unbilled collaboration receivable on the condensed consolidated balance sheet. The Company may also be eligible to receive an additional $20.0 million extension payment in the event Celgene elects to extend the discovery phase until April 2016.

The Company recorded revenue of approximately $8.4 million and $6.3 million in connection with the Celgene collaboration during the three months ended March 31, 2014 and 2013, respectively.

The Company is eligible to receive up to $120.0 million in potential milestone payments payable for each program selected by Celgene. The potential milestone payments for each such program are comprised of: (i) a $25.0 million milestone payment upon achievement of a specified clinical development milestone event, (ii) up to $70.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) a $25.0 million milestone payment upon achievement of a specified commercial milestone event. The Company is also eligible to receive additional milestone payments specific to co-commercialized licensed programs and split licensed programs. Each co-commercialized licensed program is eligible to receive a minimum one-time payment of $5.0 million upon the enrollment of the last patient in a phase 1 multiple ascending dose study. In addition, the Company is eligible to receive a substantive milestone payment of $22.5 million upon achievement of an early clinical development milestone event for certain co-commercialized licensed programs. In connection with the first split licensed program under the collaboration, the Company’s IDH1 Program, AG-120, the Company is eligible to receive a one-time payment of $25.0 million upon the dosing of the last patient in a Company-sponsored phase 2 clinical trial. The Company may also receive royalties at tiered, low- to mid-teen percentage rates on sales and has the option to participate in the development and commercialization of certain products in the United States. As of March 31, 2014, the Company has not received any milestone or royalty payments under the agreement.

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

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued compensation	$1,436	$3,642
Accrued contracted research and development costs	1,278	2,484
Accrued professional fees	667	320
Accrued other	460	140

Total	$3,841	$6,586

7. Share-Based Payments

2013 Stock Incentive Plan

In June 2013, the Company’s Board of Directors adopted, and in July 2013, the Company’s stockholders approved, the 2013 Stock Incentive Plan (the “2013 Plan”). The 2013 Plan became effective upon the closing of the IPO and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. As of March 31, 2014, the total number of shares reserved under all equity plans is 7,231,698, and the Company had 1,151,393 shares available for future issuance under such plans. The 2013 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2014 and continuing until the expiration of the 2013 Plan, equal to the lesser of (i) 2,000,000 shares of Common Stock, (ii) 4% of the outstanding shares of Common Stock on such date or (iii) an amount determined by the Company’s Board of Directors. On January 1, 2014, the annual increase for the 2013 Plan resulted in an additional 1,242,966 shares authorized for issuance.

The following table summarizes the activity of the Company’s stock incentive plans for the three months ended March 31, 2014:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2013	3,846,168	$4.14	7.43	$76,186
Granted	746,609	30.42
Exercised	(625,016)	0.93
Forfeited	(9,266)	2.34

Outstanding at March 31, 2014	3,958,495	$9.61	7.85	$116,943

Exercisable at March 31, 2014	1,694,284	$0.91	6.24	$64,791

Vested and expected to vest at March 31, 2014	3,272,772	$8.84	7.61	$99,185

The weighted-average grant date fair value of options granted was $21.81 and $1.87 during the three months ended March 31, 2014 and 2013, respectively. The total intrinsic value of options exercised was $24.1 million and $0.1 million during the three months ended March 31, 2014 and 2013, respectively.

At March 31, 2014, the total unrecognized compensation expense related to unvested stock option awards, including estimated forfeitures, was $20.4 million, which the Company expects to recognize over a weighted-average period of approximately 3.6 years. The Company also has unrecognized stock-based compensation expense of $2.8 million related to stock options with performance-based vesting criteria that are not considered probable of achievement as of March 31, 2014; therefore the Company has not yet begun to recognize the expense on these awards.

Restricted Stock and Early Exercise of Stock Options

At March 31, 2014, there were 18,750 shares of unvested restricted stock which remain subject to the Company’s right of repurchase.

Unvested restricted stock activity for the three months ended March 31, 2014 is summarized as follows:

Three Months Ended March 31, 2014
Unvested shares beginning of period	23,295
Vested	(4,545)

Unvested shares end of period	18,750

Performance-Based Stock Option Grants

During the three months ended March 31, 2014 and 2013, no options to purchase shares of common stock were granted to employees, including executive officers, which contain performance-based and service-based vesting criteria. Options with performance-based vesting criteria primarily relate to milestone events specific to the Company’s corporate goals, including but not limited to certain preclinical and clinical development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. Management assessed the probability of achieving the milestones and determined that certain performance-based milestones are probable of achievement as of March 31, 2014. The Company recorded stock-based compensation expense of $0.1 million and $0.2 million during the three months ended March 31, 2014 and 2013, respectively, relating to performance-based stock option grants. The remaining milestones were not deemed to be probable of achievement as of March 31, 2014.

Stock-Based Compensation Expense

During the three months ended March 31, 2014 and 2013, the Company recorded stock-based compensation expense for employee and non-employee stock options and restricted stock, which was allocated as follows in the condensed consolidated interim statements of operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development expense	$1,064	$287
General and administrative expense	441	137

	$1,505	$424

The fair value of each stock option granted to employees is estimated on the date of grant and for non-employees on each vesting and reporting date using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used in calculating the fair value of the awards:

	Three Months Ended March 31,
	2014	2013
Risk-free interest rate	1.82%	—
Expected dividend yield	—	—
Expected term (in years)	6.08	—
Expected volatility	84.18%	—

The Company did not grant any stock options during the three months ended March 31, 2013.

2013 Employee stock purchase plan

In June 2013, the Company’s Board of Directors adopted, and in July 2013 the Company’s stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. The 2013 ESPP will be administered by the Company’s Board of Directors or by a committee appointed by the Company’s Board of Directors. The 2013 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 327,272 shares of the Company’s common stock. While approved, the plan has not yet been made available to employees and no shares have been issued under this plan as of March 31, 2014.

8. Income Taxes

The provision for income taxes is as follows for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Current:
Federal	$—	$190
State	—	—

Total current	—	190

Deferred:
Federal	—	—
State	—	—

Total deferred	—	—

Total	$—	$190

As required by ASC 740, Income Taxes (“ASC 740”), management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which are comprised principally of timing differences related to the recognition of revenue under the Celgene Agreement for financial statement versus tax purposes. During the year ended

December 31, 2011, management determined that it was more likely than not that it would realize a portion of its deferred tax assets because of the Company’s ability to carryback future losses for U.S. federal income tax purposes. As a result, the Company reversed approximately $10.7 million of the valuation allowance on its deferred tax assets in the year ended December 31, 2011, representing the amount of deferred tax assets that would realized in 2012 and 2013, the years available for carryback. The Company utilized certain of the deferred tax assets, including net operating losses, generated in the years ended December 31, 2013 and 2012 to reduce its federal income taxes payable each year. The provision for income taxes for the three months ended March 31, 2013 was attributable to penalties and interest accrued for the non-payment of U.S. federal income taxes.

During the three months ended March 31, 2014, the Company paid $6.0 million as payment in full of its U.S. federal income tax liability related to the year ended December 31, 2011, including $1.5 million of interest and penalties accrued. The Company has filed a carryback claim to apply the net losses incurred during the year ended December 31, 2013 against the previous taxable income and expects to receive a refund of $3.8 million of the amounts paid during the three months ended March 31, 2014 after the filing of the Company’s 2013 tax return. In addition, the Company has received an abatement from the Internal Revenue Service of $0.7 million related to interest and penalties paid by the Company during the three months ended March 31, 2014. These amounts are recorded as refundable income taxes as of March 31, 2014.

The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of March 31, 2014, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in the provision (benefit) for income taxes.

9. Net Loss per Share Applicable to Common Stockholders

Basic net loss per share applicable to common stockholders is calculated by dividing net loss applicable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Net loss applicable to common stockholders is calculated by adjusting the net loss of the Company for cumulative preferred stock dividends for periods when preferred stock was outstanding. Diluted net loss per share applicable to common stockholders is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the dilutive net loss per share applicable to common stockholders calculation, preferred stock, stock options, and unvested restricted stock are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share applicable to common stockholders, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented. The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2014	2013

Convertible preferred stock	—	19,731,564
Stock options	3,958,495	3,089,917
Unvested restricted stock	18,750	110,053

	3,977,245	22,931,534

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated interim financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 and related notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 18, 2014. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this report. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

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

The lead product candidates in our most advanced programs are aimed at druggable targets which have undergone rigorous validation processes. Our most advanced cancer product candidates, AG-221 and AG-120, which target mutant isocitrate dehydrogenase 2 and 1, or IDH2 and IDH1, respectively, have demonstrated strong proof of concept in preclinical models. In September 2013, we initiated a phase 1 study for AG-221 in patients with advanced hematologic malignancies with an IDH2 mutation. AG-221 is an orally available, selective, potent inhibitor of the mutated IDH2 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH2 mutations, including those with acute myelogenous leukemia or AML. On April 6, 2014, we announced in a press release, as well as presented, the initial findings from the dose escalation portion of the ongoing phase 1 study of AG-221 at the American Association for Cancer Research (AACR) Annual Meeting 2014 in San Diego, California. In March 2014, we initiated two phase 1 studies for AG-120, one in patients with advanced hematologic malignancies and the second in patients with advanced solid tumors, both trials only enrolling patients with an IDH1 mutation. The lead candidate in our IEM program, AG-348, targets pyruvate kinase for the treatment of pyruvate kinase deficiency. We have completed IND-enabling studies and initiated a phase 1 clinical trial for AG-348 in April 2014.

We are leveraging our expertise in metabolic pathways to discover, validate, develop and commercialize a pipeline of novel drug candidates with a focus in cancer. In April 2010, and subsequently amended in October 2011, we entered into a collaboration agreement with Celgene Corporation, or Celgene, focused on cancer metabolism. Under the collaboration, we are leading discovery, preclinical and early clinical development for all cancer metabolism programs. The discovery phase of the collaboration was initially set to expire in April 2014, subject to Celgene’s option to extend the discovery phase for up to two additional years. In December 2013, Celgene notified us of its intent to extend the discovery phase for an additional year through April 2015. Celgene has the option to obtain exclusive rights for the further development and commercialization of certain of these programs, and we will retain rights to the others. For the programs that Celgene chooses to license, we may elect to participate in a portion of sales activities for the medicines from such programs in the United States. In addition, for certain of these programs, we may elect to retain full rights to develop and commercialize medicines from these programs in the United States. Through March 31, 2014, we have received approximately $141.2 million in payments from Celgene and $50.3 million in equity investments and are entitled to a $20.0 million payment in 2014 as a result of the discovery term extension exercised in December 2013. We are also eligible to receive an additional extension payment, payments upon the successful achievement of specified milestones, reimbursements for certain development expenses and royalties on any product sales.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism, identifying potential product candidates, undertaking preclinical studies and conducting a clinical trial. To date, we have financed our operations primarily through funding received from our collaboration agreement with Celgene, private placements of our preferred stock, and the initial public offering, or IPO, of our common stock and concurrent private placement of common stock to an affiliate of Celgene, completed on July 29, 2013. Since March 31, 2014, we have raised additional net proceeds of $94.7 million through a follow-on public offering of our common stock. Substantially all of our revenue to date has been collaboration revenue. In connection with the IPO, our Board of Directors and stockholders approved a 1-for-2.75 reverse stock split of our common stock. The reverse stock split became effective on July 11, 2013. All share and per share amounts in the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

Since inception, we have incurred significant operating losses. Our net losses were $12.2 million and $7.2 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, we had an accumulated deficit of $125.7 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from year to year. We anticipate that our expenses will increase significantly as we continue to transition from IND-enabling to clinical development activities for our lead programs AG-221, AG-120, and AG-348; continue to discover, validate and drug product candidates; expand and protect our intellectual property portfolio; and hire additional development and scientific personnel.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the near future. All of our revenue to date has been derived from our collaboration with Celgene and funding from research grant agreements. Under our Celgene collaboration we are recognizing revenue related to the upfront license fee of $121.2 million, the implied premium of $3.1 million paid on the purchase of $8.8 million of series B convertible preferred stock and the $20.0 million extension payment received in October 2011 to extend the discovery phase until April 2014, ratably over the period over which we expect to fulfill our performance obligations, which we refer to as the performance period. In December 2013, Celgene elected to extend the term of the initial discovery period from four to five years, to April 2015. As a result of the extension, we are entitled to receive a $20.0 million extension payment from Celgene which payment is expected in May 2014. The amount is being combined with the unamortized upfront payments and implied premium and is being recognized as revenue on a straight-line basis over the performance period. We may also be eligible to receive an additional $20.0 million extension payment in the event Celgene elects to extend the discovery phase until April 2016. As of March 31, 2014, we have not received any milestone or royalty payments under the Celgene collaboration agreement. We expect that any revenue we generate from our collaboration agreement will fluctuate from quarter to quarter as a result of the uncertain timing and amount of milestone payments, royalties and other payments.

In the future, we will seek to generate revenue from a combination of product sales and upfront payments, extension payments, milestone payments, and royalties on future product sales in connection with our Celgene collaboration, or other strategic relationships.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

•	employee-related expenses including salaries, benefits, and stock-based compensation expense;

•	expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct research and development, including both preclinical and clinical activities, on our behalf as well as the cost of consultants;

•	the cost of lab supplies and acquiring, developing, and manufacturing preclinical and clinical study materials; and

•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other operating costs.

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

AG-221: Lead IDH2 Program

AG-221 is an orally available, selective, potent inhibitor of the mutated IDH2 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH2 mutations, including those with AML. Based on our established preclinically-based target profiling, as well as preclinical in vitro and in vivo efficacy data, there is a clear rationale to develop AG-221 in defined target populations that harbor an IDH2 mutation.

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

During 2013, we successfully completed IND-enabling studies on AG-221. The molecule has excellent pharmacological properties with a wide therapeutic index. In September 2013, we initiated our first phase 1 study for AG-221 in patients with advanced hematologic malignancies with an IDH2 mutation. This multi-center, global, multiple ascending dose trial primarily assesses safety and tolerability for AG-221 in adults with AML or related diseases. Secondary endpoints evaluate the pharmacokinetics and pharmacodynamics properties of AG-221 and determine if preliminary efficacy signals can be measured. The initial proof of mechanism requires the reduction of the metabolite 2HG in response to drug treatment. In April 2014, we reported initial findings from the first two cohorts of patients treated with AG-221. The initial phase 1 data were presented during a symposium titled “Novel Immune and Targeted Therapies for Hematological Malignancies and Solid Tumors” at the AACR Annual Meeting 2014. A total of 10 patients with relapsed or refractory AML, which means that disease had progressed after or was refractory to between one and four prior therapies, were treated with either 30 mg or 50 mg of AG-221 orally twice daily. At the time of data submission to the AACR Annual Meeting 2014, seven of the 10 patients were evaluable for efficacy as they had completed the first 28 day cycle of therapy. Within the first dose cohort at the 30 mg twice-daily dose, three patients did not complete a full 28-day cycle of therapy and died due to complications of disease-related infection common in patients with relapsed or refractory AML. Of the seven evaluable patients, six patients had investigator-assessed objective responses, including three patients who achieved complete remission (CR), two patients who achieved complete remission with incomplete platelet recovery (CRp) and one patient with a partial response (PR). A complete remission is determined by using well-established criteria which requires no evidence of leukemia in the bone marrow and blood accompanied by full restoration of all blood counts to normal ranges. A complete remission with incomplete platelet recovery means all the criteria for CR are met except that platelet counts are outside of the normal range. Platelets are one of the three major types of blood cells. A partial response means all the criteria for CR are met except that the immature defective blood cells, or leukemia, in the bone marrow are in the 5% to 25% range and are decreased by at least 50% over pretreatment. One patient with a CR elected to be removed from the study to undergo a bone marrow transplant; all other patients with objective responses are continuing to receive the drug.

The mechanism of response is consistent with preclinical studies, including substantial reduction of plasma 2HG levels, as well as evidence of cellular differentiation and normalization of cell counts in the bone marrow and blood. This differentiation effect is distinct from that seen with traditional chemotherapeutics commonly used to treat AML.

AG-221 has been well-tolerated to date, with no dose-limiting toxicities reported. Within the 22 patients enrolled as of March 20, 2014, possible drug-related severe adverse events were reported in two patients. These included one patient with an abnormally elevated white blood count and one patient with confusion and respiratory failure concomitant with infection common in patients with AML and related diseases due to a lack of infection-fighting white blood cells.

We are encouraged by the degree of clinical activity and tolerability observed in the first two cohorts of patients (30 mg and 50 mg twice daily). Preliminary analysis of pharmacokinetics at the 30 mg and 50 mg dose levels demonstrated excellent oral AG-221 exposure and a mean plasma half-life of greater than 40 hours. As the maximum tolerated dose has not been reached for AG-221, the dose escalation portion of the trial continues. Given the long half-life observed, we have expanded the trial to include once daily dosing cohorts, beginning with 100 mg. We expect to report on the dose-escalation portion of the ongoing Phase 1 study of AG-221 at the 19th Congress of European Hematology Association (EHA), which is scheduled for June 12-15, 2014. Multiple expansion cohorts are expected to begin later this year after an appropriate dose and schedule are selected.

We intend to conduct subsequent trials in patients with other cancers carrying an IDH2 mutation and in combination with other anti-cancer agents. We plan to pursue additional clinical studies, evaluating both single-agent as well as combination therapy in patients with serious and life-threatening hematological and solid tumors that harbor an IDH2 mutation, in the most efficient manner as we seek to establish the safety and effectiveness of AG-221. The potential regulatory pathway (i.e., conventional or accelerated approval) will be determined by data emerging from the early development program.

AG-120: Lead IDH1 Program

AG-120 is an orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH1 mutations. Importantly, mutations in IDH1 have been identified in difficult to treat cancers such as chondrosarcoma and cholangiocarcinoma where both the treatment options and prognosis for patients are poor. These are indications where the standard of care treatment options are limited, thus providing an opportunity for more rapid development of an IDH1 mutant inhibitor. Based on our preclinical in vitro and in vivo efficacy data, there is a clear rationale to develop AG-120 in defined target populations that harbor an IDH1 gene mutation. We have successfully filed an IND for AG-120 that has been accepted by the FDA. The molecule has excellent pharmacological properties with a wide therapeutic index. In March 2014, we initiated two phase 1 studies for AG-120, one in patients with advanced hematologic malignancies and the second in patients with advanced solid tumors; both trials will only enroll patients that carry an IDH1 mutation.

Celgene has the exclusive option to license development and commercialization rights to AG-120 outside the United States and, in January 2014, we elected to exercise our option to retain development and commercialization rights to AG-120 in the U.S. If Celgene exercises its option, we and Celgene will equally fund the global development costs of AG-120 that are not specific to any particular region or country, Celgene will be responsible for development and commercialization costs specific to countries outside the United States, and we will be responsible for development and commercialization costs specific to the United States.

AG-348: Pyruvate Kinase Deficiency Program

AG-348 is an orally available, potent small molecule activator of PKR enzyme, an isoform of PK that when mutated leads to PK deficiency. Preclinical in vitro data demonstrate that these activators can significantly enhance both the activity and the stability of the majority of the common PKR mutants. This degree of enzyme activation leads to a meaningful correction of the metabolic imbalance normally found within mutant cells. Red blood cells have been obtained from patients with severe and moderate PK deficiency where ex vivo studies have demonstrated enzyme activation and metabolic improvement. We have successfully completed IND-enabling studies and filed an IND for AG-348 that has been accepted by the FDA. The molecule has excellent pharmacological properties with a wide therapeutic index. We started a single ascending dose-escalation phase 1 clinical trial for AG-348 in healthy volunteers in April 2014 and expect to start a multiple ascending dose-escalation phase 1 clinical trial in healthy volunteers in mid-2014.

We believe the clinical and regulatory strategy for our PK deficiency program has well-established primary and secondary endpoints similar to that of other approved medicines developed for the treatment of other anemias.

We have retained worldwide development and commercial rights to AG-348 and expect to fund the future development and commercialization costs related to this program.

Other Research and Platform Programs

Other research and platform programs include activities related to exploratory efforts, target validation, lead optimization for our validated programs and our proprietary metabolomics platform.

We track our internal and external research and development costs on a program-by-program basis. We use our employee and infrastructure resources across multiple research and development programs, and we allocate internal employee-related and infrastructure costs, as well as certain third party costs, to each of these programs based on the personnel resources allocated to such program. Our research and development expenses, by major program for the three months ended March 31, 2014 and 2013, are outlined in the table below:

	Three Months Ended March 31,
(in thousands)	2014	2013
AG-221 (IDH2)	$3,348	$2,486
AG-120 (IDH1)	3,613	2,734
AG-348 (PK deficiency)	3,143	1,200
Other research and platform programs	7,303	5,042

Total research and development expenses	$17,407	$11,462

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from AG-221, AG-120, AG-348, or any of our other product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

•	establishing an appropriate safety profile with IND-enabling toxicology studies;

•	successful enrollment in, and completion of clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others; and

•	continuing acceptable safety profile of the products following approval.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. Management has determined that our most critical accounting policies are those relating to revenue recognition, income taxes, accrued research and development expenses and stock-based compensation. There have been no significant changes to our critical accounting policies discussed in the Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013

The following table summarizes our results of operations for the three months ended March 31, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,
(in thousands)	2014	2013	Dollar Change	% Change
Total revenue	$8,411	$6,268	$2,143	34%
Operating expenses:
Research and development	17,407	11,462	5,945	52
General and administrative	3,288	1,852	1,436	78

Loss from operations	(12,284)	(7,046)	(5,238)	74
Interest income	36	8	28	350
Provision for income taxes	—	(190)	190	100

Net loss	$(12,248)	$(7,228)	$(5,020)	69%

Revenue. Revenue increased by $2.1 million to $8.4 million for the three months ended March 31, 2014 from $6.3 million for the three months ended March 31, 2013, an increase of 34%. The increase in revenue was the result of additional revenue recognized associated with Celgene’s December 2013 election to extend the discovery phase of the collaboration agreement through April 2015.

Research and development expense. Research and development expense increased by $5.9 million to $17.4 million for the three months ended March 31, 2014 from $11.5 million for the three months ended March 31, 2013, an increase of 52%. The increase in research and development expenses was attributable to an increase of $3.5 million in external services and $2.4 million in internal expenses. The increase in external services for the three months ended March 31, 2014 was attributable to the following:

•	approximately $2.1 million of costs related to external phase 1 clinical studies, IND-enabling preclinical studies and manufacturing activities for our lead product candidates targeting IDH1 and PK deficiency;

•	approximately $0.8 million of costs related to other early research and platform programs; and

•	approximately $0.6 million for external phase 1 clinical studies and manufacturing activities for our lead product candidate targeting IDH2.

We incurred approximately $2.4 million of additional internal research and development expenses related to the following:

•	additional personnel costs of $1.8 million primarily from additional hires increasing our internal headcount by 17%; and

•	approximately $0.2 million for facilities and other related expenses, $0.3 million for milestone payments payable under a collaboration agreement, and $0.1 million for research materials related to our expanded research efforts.

General and administrative expense. General and administrative expenses increased by $1.4 million to $3.3 million for the three months ended March 31, 2014 from $1.9 million for the three months ended March 31, 2013, an increase of 78%. The increase in general and administrative expenses was primarily attributable to the following:

•	additional personnel costs of $0.7 million primarily from additional hires increasing our internal headcount by 44%;

•	an increase of $0.5 million in professional service costs related to being a public company;

•	an increase of $0.2 million certain operating expenses, including travel and facility costs.

Interest income. Interest income increased $28,000 to $36,000 for the three months ended March 31, 2014 from $8,000 for the three months ended March 31, 2013, an increase of 350%. The increase is attributable to interest earned on the net proceeds from our IPO in July 2013.

Provision for income tax. The provision for income taxes decreased by $0.2 million to no provision for income taxes for the three months ended March 31, 2014, from $0.2 million for the three months ended March 31, 2013, a decrease of 100%. The decrease in our provision for income taxes for the three months ended March 31, 2014 was attributable to no penalties and interest being accrued for the non-payment of U.S. federal income taxes related to the year ended December 31, 2011. During the three months ended March 31, 2014, we paid $6.0 million as payment in full of our U.S. federal income tax liability related to the year ended December 31, 2011, including $1.5 million of interest and penalties accrued. For the three months ended March 31, 2013, the provision for income taxes was primarily attributable to penalties and interest accrued for the non-payment of U.S. federal income taxes.

Liquidity and Capital Resources

Sources of Liquidity

On July 29, 2013, we closed the initial public offering of our common stock, which resulted in net proceeds to us of $111.0 million after deducting underwriting discounts, commissions, and expenses payable by us. Additionally, an affiliate of Celgene purchased shares of common stock in a separate private placement concurrent with the completion of the offering, which resulted in aggregate proceeds to us of $12.8 million.

Since our inception, and through March 31, 2014, we have raised an aggregate of approximately $384.9 million to fund our operations, of which approximately $141.2 million was through upfront and extension payments related to our collaboration agreement with Celgene, approximately $120.0 million was from the issuance of preferred stock, $111.0 million was received from our initial public offering, after deducting underwriting discounts, commissions, and expenses and approximately $12.8 million was received from the concurrent private placement of common stock to an affiliate of Celgene. As of March 31, 2014, we had $167.3 million in cash, cash equivalents and marketable securities.

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn a significant amount of milestone and other payments under our collaboration agreement with Celgene, including $20.0 million anticipated to be received in May 2014 as a result of Celgene’s exercise of an extension of the discovery term in December 2013. Our ability to earn these milestones and other payments and the timing of achieving these milestones are dependent upon the outcome of our research and development activities and are uncertain at this time. Our right to payments under our collaboration agreement is our only committed potential external source of funds.

On April 29, 2014, we completed a public offering of 2,000,000 shares of our common stock at a public offering price of $44.00 per share, before underwriting commissions and discounts. We received net proceeds from this offering of $82.3 million, after deducting underwriting discounts, commissions and expenses payable by us. Celgene purchased 294,800 shares of our common stock in the offering. In addition, we granted the underwriters the right to purchase up to an additional 300,000 shares of our common stock which was exercised in May 2014 resulting in additional net proceeds to us of $12.4 million, after underwriting discounts and commissions paid by us.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2014 and 2013:

	Three Months Ended, March 31,
(in thousands)	2014	2013
Net cash used in operating activities	$(27,040)	$(11,981)
Net cash (used in) provided by investing activities	(12,265)	4,036
Net cash provided by financing activities	582	25

Net decrease in cash and cash equivalents	$(38,723)	$(7,920)

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from funding our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $27.0 million during the three months ended March 31, 2014 compared to $12.0 million during the three months ended March 31, 2013. The increase in cash used in operating activities was driven primarily by an increase in the change in net loss of $5.0 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due to our expansion of research and development activities, increased overall headcount and increased costs relating to being a public company. In addition, there was an increase in the change in unbilled collaboration receivable of $2.1 million related to extension of our

Celgene agreement exercised in December 2013 for the three months ended March 31, 2014 and a decrease in the change in accrued expenses of $2.4 million related primarily to the payment of bonuses accrued at December 31, 2013. We made a U.S. federal income tax payment of approximately $6.0 million in the three months ended March 31, 2014 compared to no income tax payments in the three months ended March 31, 2013. These cash uses are offset by an increase in the change in stock-based compensation expense of $1.1 million.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $12.3 million during the three months ended March 31, 2014 compared to cash provided by investing activities of $4.0 million during the three months ended March 31, 2013. The cash used in investing activities for the three months ended March 31, 2014 was primarily the result of more purchases of marketable securities than proceeds from maturities and sales of marketable securities. The cash provided by investing activities for the three months ended March 31, 2013 was primarily the result of fewer purchases of marketable securities than the proceeds from maturities and sales of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.6 million during the three months ended March 31, 2014 compared to $0.1 million during the three months ended March 31, 2013. The increase in cash provided by financing activities for the three months ended March 31, 2014 was primarily the result of an increase in proceeds from exercises of stock option of $0.5 million.

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

We expect that our existing cash, cash equivalents and marketable securities, the $94.7 million from our public offering initiated in April 2014, the $20.0 million anticipated from Celgene as a result of its December 2013 exercise of its option to extend the discovery term of our agreement for an additional year, the $4.5 million in anticipated refundable income taxes, anticipated interest income and anticipated expense reimbursements under our collaboration agreement with Celgene, will enable us to fund our operating expenses and capital expenditure requirements until at least mid-2017. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

During the three months ended March 31, 2014, we entered into agreements in the normal course of business with contract research organizations for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are cancelable at any time by us, generally upon 30 days’ prior written notice to the vendor. Under these agreements as of March 31, 2014 we are obligated to pay up to $27.3 million to these vendors. There were no other material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2014 and December 31, 2013, we had cash, cash equivalents and marketable securities of $167.3 million and $193.9 million, respectively, consisting primarily of investments in U.S. Treasuries and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 10% change in interest rates would have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with CROs that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2014 and December 31, 2013, we had minimal or no liabilities denominated in foreign currencies.

Item 4.	Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2014, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained herein, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The risks described are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net losses were $39.4 million, $20.1 million and $23.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, and $12.2 million for the three months ended March 31, 2014. As of March 31, 2014, we had an accumulated deficit of $125.7 million. We have financed our operations primarily through private placements of our preferred stock, our initial public offering and the concurrent private placement and our collaboration with Celgene focused on cancer metabolism. We have devoted substantially all of our efforts to research and development. We are in early stages of clinical development of our product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

To become and remain profitable, we must develop and eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those medicines for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. We are currently only in early clinical testing stages for our most advanced product candidates. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate and continue clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of Celgene or other collaborators. Furthermore, we will continue to incur increased costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents and marketable securities, the $94.7 million from our public offering initiated in April 2014, the $20 million anticipated from Celgene as a result of its December 2013 exercise of its option to extend the discovery term of our agreement for an additional year, the $4.5 million in anticipated refundable income taxes, anticipated interest income and anticipated expense reimbursements under our collaboration agreement with Celgene, will fund our operating expenses and capital expenditure requirements until at least mid-2017. Our future capital requirements will depend on many factors, including:

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

We are an early clinical-stage company. We were founded in the second half of 2007 and commenced operations in late 2008. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical and early clinical studies of our most advanced product candidates. All of our product candidates are still in preclinical and early clinical development. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop one new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Our approach to the discovery and development of product candidates that target cellular metabolism is largely unproven, and we do not know whether we will be able to develop any medicines of commercial value.

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

We depend heavily on the success of our most advanced product candidates. All of our product candidates are still in early clinical development. Clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the identification of our most advanced product candidates, AG-221 and AG-120 for the treatment of hematological and solid tumors and AG-348 for the treatment of PK deficiency. We recently initiated phase 1 studies for our most advanced product candidates, AG-221, AG-120 and AG-348. We have not commenced clinical trials for any of our other product candidates. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of these product candidates. The success of our product candidates will depend on many factors, including the following:

•	successful enrollment in, and completion of, clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our medicines;

•	launching commercial sales of the medicines, if and when approved, whether alone or in collaboration with others;

•	acceptance of the medicines, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	continuing acceptable safety profile for the medicines following approval;

•	enforcing and defending intellectual property rights and claims; and

•	achieving desirable medicinal properties for the intended indications.

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

All of our product candidates are still in early-clinical stage development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early stage testing for treating cancer or other diseases have later been found to cause side effects that prevented further development of the compound.

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

Under our collaboration agreement with Celgene, we have the right, exercisable during a specified period following FDA acceptance of the applicable investigational new drug application, or IND, to convert one of every three co-commercialized licensed programs into a split licensed program, for which we retain the United States rights. Our IDH2 program is not a split licensed program. We have chosen AG-120, and our IDH1 program, as our first split licensed program. Due to the limited exercise period, we may have to choose whether a co-commercialized program will be a split licensed program before we have as much information as we would like on another co-commercialized program, including whether and when such co-commercialized program may receive FDA acceptance of the applicable IND. As a result of such incomplete information or due to incorrect analysis by us, we may select a split licensed program that later proves to have less commercial potential than an alternative or none at all.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate.

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

As of May 7, 2014 our executive officers, directors and a small number of our stockholders own more than a majority of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

The trading price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering in July 2013 the price of our common stock on the NASDAQ Global Select Market has ranged from $15.77 per share to $49.79 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Pursuant to our stock incentive plan(s), our compensation committee (or its designee) and board of directors are authorized to grant equity-based incentive awards to our employees, directors and consultants. As of May 7, 2014, the number of shares of our common stock available for future grant under our 2013 Stock Incentive Plan, or the 2013 Plan, is 1,058,943.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

As of March 31, 2014, we have used approximately $52.4 million of the net offering proceeds primarily to fund the costs of phase 1 clinical development of AG-221 and AG-120, to fund IND-enabling costs for AG-348, to fund research and development to advance our pipeline of earlier-stage cancer metabolism and IEM programs and for working capital and general corporate purposes. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. We are holding a significant portion of the balance of the net proceeds from the offering in money market funds and current- and non-current investments. Our use of the net offering proceeds to date is consistent with the use of proceeds described in our prospectus filed with the SEC pursuant to Rule 424(b)(4) on July 24, 2013, or the prospectus, and there has been no material change in our planned use of the balance of the net proceeds from the offering described in the prospectus.

Item 6.	Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGIOS PHARMACEUTICALS, INC.

Date: May 9, 2014	By:	/S/ David P. Schenkein
David P. Schenkein Chief Executive Officer (principal executive officer)

Date: May 9, 2014	By:	/S/ Glenn Goddard
Glenn Goddard Senior Vice President, Finance (principal financial and accounting officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation	8-K	001-36014	July 29, 2013	3.1

3.2	Amended and Restated By-Laws	8-K	001-36014	July 29, 2013	3.2

31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document*					X

101.SCH	XBRL Taxonomy Extension Schema Document*					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document*					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*					X

101.LAB	XBRL Taxonomy Label Linkbase Document*					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document*					X

*	Submitted electronically herewith

In accordance with Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this Quarterly Report on Form 10-Q for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these sections.