Form 10-Q
period 2014-06-30
AGIOS PHARMACEUTICALS INC
filed 2014-08-07
CIK 1439222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on August 6, 2014: 34,458,016

AGIOS PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$108,247	$71,560
Marketable securities	130,233	95,209
Unbilled collaboration receivable – related party	—	476
Prepaid expenses and other current assets	2,842	2,502
Refundable income taxes	3,841	—

Total current assets	245,163	169,747
Marketable securities	22,631	27,125
Property and equipment, net	3,210	3,758
Restricted cash	571	571
Other assets	455	4

Total assets	$272,030	$201,205

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,388	$3,678
Accrued expenses	5,456	6,586
Income taxes payable	—	1,462
Deferred revenue– related party	33,644	25,072
Deferred rent	142	123
Other current liabilities	8	9

Total current liabilities	44,638	36,930
Deferred revenue, net of current portion – related party	26,697	32,567
Deferred rent, net of current portion	145	220
Other non-current liabilities	2	6
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 34,424,415 and 31,202,542 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	34	31
Additional paid-in capital	344,490	244,881
Accumulated other comprehensive income	12	14
Accumulated deficit	(143,988)	(113,444)

Total stockholders’ equity	200,548	131,482

Total liabilities and stockholders’ equity	$272,030	$201,205

See accompanying notes to condensed consolidated financial statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Collaboration revenue – related party	$8,411	$6,268	$16,822	$12,536
Operating expenses:
Research and development	22,576	12,958	39,982	24,420
General and administrative	4,165	1,836	7,454	3,688

Total operating expenses	26,741	14,794	47,436	28,108

Loss from operations	(18,330)	(8,526)	(30,614)	(15,572)
Interest income	34	5	70	13

Loss before provision for income taxes	(18,296)	(8,521)	(30,544)	(15,559)
Provision for income taxes	—	(99)	—	(289)

Net loss	(18,296)	(8,620)	(30,544)	(15,848)
Cumulative preferred stock dividends	—	(1,798)	—	(3,595)

Net loss applicable to common stockholders	$(18,296)	$(10,418)	$(30,544)	$(19,443)

Net loss per share applicable to common stockholders – basic and diluted	$(0.54)	$(2.80)	$(0.94)	$(5.27)

Weighted-average number of common shares used in net loss per share applicable to common stockholders – basic and diluted	33,602,472	3,722,963	32,506,739	3,690,669

See accompanying notes to condensed consolidated financial statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(18,296)	$(8,620)	$(30,544)	$(15,848)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(21)	(3)	(2)	(2)

Comprehensive loss	$(18,317)	$(8,623)	$(30,546)	$(15,850)

See accompanying notes to condensed consolidated financial statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(30,544)	$(15,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	659	723
Stock-based compensation expense	3,886	753
Net amortization (accretion) of premium (discount) on investments	305	(9)
Changes in operating assets and liabilities:
Unbilled collaboration receivable – related party	476	—
Prepaid expenses and other assets	(791)	(2,690)
Accounts payable	1,684	(271)
Accrued expenses and other liabilities	(1,130)	1,845
Deferred rent	(55)	(36)
Refundable income taxes and income taxes payable	(5,303)	266
Deferred revenue – related party	2,702	(12,536)

Net cash used in operating activities	(28,111)	(27,803)
Investing activities
Purchases of marketable securities	(126,338)	(23,195)
Proceeds from maturities and sales of marketable securities	95,501	38,086
Purchases of property and equipment	(99)	(976)

Net cash (used in) provided by investing activities	(30,936)	13,915
Financing activities
Proceeds from public offering of common stock, net of commissions and offering costs	94,698	—
Net proceeds from stock option exercises and issuance of common stock	1,036	72

Net cash provided by financing activities	95,734	72

Net increase (decrease) in cash and cash equivalents	36,687	(13,816)
Cash and cash equivalents at beginning of the period	71,560	91,297

Cash and cash equivalents at end of the period	$108,247	$77,481

Supplemental disclosure of non-cash investing and financing transactions
Additions to property, plant and equipment included in accounts payable	$12	$—

Vesting of restricted stock	$(6)	$—

Public offering costs included in accounts payable	$13	$—

Supplemental cash flow information
Cash paid for income taxes	$5,958	$—

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

The condensed consolidated interim balance sheet as of June 30, 2014, the condensed consolidated interim statements of operations and comprehensive loss for the three and six months ended June 30, 2014 and 2013 and the statements of cash flows for the six months ended June 30, 2014 and 2013, are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2014, and its results of operations for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013. The financial data and the other financial information disclosed in these notes to the condensed consolidated interim financial statements related to the three and six month periods are also unaudited. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other future annual or interim period. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 that was filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2014.

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

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, Compensation—Stock Compensation (Topic 718). The ASU clarifies how entities should treat performance targets that can be achieved after the requisite service period of a share-based payment award. The accounting standard is effective for interim and annual periods beginning after December 15, 2015. The Company is currently in the process of evaluating the impact of the guidance on its financial position, results of operation, and cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2016 with no early adoption permitted. The Company is currently in the process of evaluating the impact of the guidance on its financial position, results of operation, and cash flows.

Accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

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

The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of June 30, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$105,084	$480	$—	$105,564
Marketable securities:
Certificates of deposit	—	12,835	—	12,835
U.S. Treasuries	140,029	—	—	140,029

	$245,113	$13,315	$—	$258,428

The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$68,792	$—	$—	$68,792
Marketable securities:
Certificates of deposit	—	6,915	—	6,915
U.S. Treasuries	115,419	—	—	115,419

	$184,211	$6,915	$—	$191,126

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. The Company validates the prices provided by its third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2014 or December 31, 2013.

There have been no changes to the valuation methods during the three or six months ended June 30, 2014 and 2013. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and six months ended June 30, 2014 or the year ended December 31, 2013. The Company had no financial assets or liabilities that were classified as Level 3 at any point during the three and six months ended June 30, 2014 or the year ended December 31, 2013.

4. Marketable Securities

Marketable securities at June 30, 2014 and December 31, 2013 consisted primarily of investments in United States Treasuries and certificates of deposit. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity and a component of total comprehensive loss in the condensed consolidated interim statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on marketable securities for the three or six months ended June 30, 2014 and 2013.

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

Marketable securities at June 30, 2014 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$12,850	$—	$(15)	$12,835
U.S. Treasuries	117,368	34	(4)	117,398
Non-current:
U.S. Treasuries	22,634	2	(5)	22,631

	$152,852	$36	$(24)	$152,864

Marketable securities at December 31, 2013 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$6,920	$—	$(5)	$6,915
U.S. Treasuries	88,287	8	(1)	88,294
Non-current:
U.S. Treasuries	27,113	12	—	27,125

	$122,320	$20	$(6)	$122,334

At June 30, 2014 and December 31, 2013, the Company held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that (i) have maturities of one to two years and (ii) management does not intend to liquidate within the next twelve months, although these funds are available for use and therefore classified as available-for-sale.

At June 30, 2014 and December 31, 2013, the Company held 66 and 33 debt securities that were in an unrealized loss position for less than one year, respectively. The aggregate fair value of debt securities in an unrealized loss position at June 30, 2014 and December 31, 2013 was $57.4 million and $31.7 million, respectively. There were no individual securities that were in a significant unrealized loss position as of June 30, 2014 and December 31, 2013. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of June 30, 2014 and December 31, 2013.

5. Collaboration Agreements

Celgene

In April 2010, the Company entered into a collaboration agreement focused on cancer metabolism with Celgene Corporation, or Celgene, a related party through ownership of the Company’s common stock. This agreement was amended in October 2011 as described below. The goal of the collaboration is to discover, develop and commercialize disease-altering therapies in oncology based on the Company’s cancer metabolism research platform. The Company is leading discovery, preclinical and early clinical development for all cancer metabolism programs under the collaboration. The discovery phase of the amended collaboration was to expire in April 2014, subject to Celgene’s option to extend the discovery phase for up to an additional two years with additional funding to the Company. In December 2013, Celgene elected to extend the term of the initial discovery period from four to five years, to April 2015. Celgene has the option to obtain exclusive rights for the further development and commercialization of certain of the programs, and the Company will retain rights to the others. The Company may elect to participate in a portion of sales activities for the medicines from such programs in the United States. In addition, for certain of the programs that Celgene chooses to license, the Company may elect to retain full rights to develop and commercialize medicines from these programs in the United States.

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

Celgene may elect to convert each discovery program for which the Company has nominated a development candidate into a co-commercialized licensed program, the attributes of which are described below. The Company has the right, exercisable during a specified period following FDA acceptance of the applicable IND, to convert one of every three co-commercialized licensed programs into a split licensed program, for which the Company will retain the United States rights, other attributes of which are further described below. The Company’s isocitrate dehydrogenase 2 (“IDH2”) program is not a split licensed program. In June 2014, Celgene exercised its option to an exclusive global license for the development and commercialization of AG-221. The Company elected its IDH1 program to be its first split licensed program and in January 2014, elected to exercise its option to retain development and commercialization rights to AG-120 in the United States.

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

In December 2013, Celgene elected to extend the term of the initial discovery period from four to five years, to April 2015. As a result of the extension, the Company received a $20.0 million extension payment from Celgene in May 2014. The amount was combined with the unamortized upfront payment and premium and is being recognized as revenue on a straight-line basis over the performance period. During the three and six months ended June 30, 2014 and for the year ended December 31, 2013, the Company recognized revenue of $2.1 million, $4.3 million and $0.5 million, respectively, related to this extension. The Company may also be eligible to receive an additional $20.0 million extension payment in the event Celgene elects to extend the discovery phase until April 2016.

The Company recorded revenue of approximately $8.4 million and $6.3 million in connection with the Celgene collaboration during the three months ended June 30, 2014 and 2013, respectively, and approximately $16.8 million and $12.5 million during the six months ended June 30, 2014 and 2013, respectively.

The Company is eligible to receive up to $120.0 million in potential milestone payments payable for each program selected by Celgene. The potential milestone payments for each such program are comprised of: (i) a $25.0 million milestone payment upon achievement of a specified clinical development milestone event, (ii) up to $70.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) a $25.0 million milestone payment upon achievement of a specified commercial milestone event. The Company is also eligible to receive additional milestone payments specific to co-commercialized licensed programs and split licensed programs. Each co-commercialized licensed program is eligible to receive a minimum one-time milestone payment of $5.0 million upon the enrollment of the last patient in a phase 1 multiple ascending dose study. In addition, the Company is eligible to receive a substantive milestone payment of $22.5 million upon achievement of an early clinical development milestone event for certain co-commercialized licensed programs. In connection with the first split licensed program under the collaboration, the Company’s IDH1 Program, AG-120, the Company is eligible to receive a one-time payment of $25.0 million upon the dosing of the last patient in a Company-sponsored phase 2 clinical trial. The Company may also receive royalties at tiered, low- to mid-teen percentage rates on net sales and has the option to participate in the development and commercialization of certain products in the United States. As of June 30, 2014, the Company has not received any milestone or royalty payments under the agreement.

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

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued compensation	$2,371	$3,642
Accrued contracted research and development costs	2,372	2,484
Accrued professional fees	620	320
Accrued other	93	140

Total	$5,456	$6,586

7. Share-Based Payments

2013 Stock Incentive Plan

In June 2013, the Company’s Board of Directors adopted, and in July 2013, the Company’s stockholders approved, the 2013 Stock Incentive Plan (the “2013 Plan”). The 2013 Plan became effective upon the closing of the IPO and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. As of June 30, 2014, the total number of shares reserved under all equity plans is 4,831,387 and the Company had 847,826 shares available for future issuance under such plans. The 2013 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2014 and continuing until the expiration of the 2013 Plan, equal to the lesser of (i) 2,000,000 shares of Common Stock, (ii) 4% of the outstanding shares of Common Stock on such date or (iii) an amount determined by the Company’s Board of Directors. On January 1, 2014, the annual increase for the 2013 Plan resulted in an additional 1,242,966 shares authorized for issuance.

The following table summarizes the activity of all stock incentive plans for the six months ended June 30, 2014:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	3,846,168	$4.14	7.43	$76,189
Granted	1,072,809	32.76
Exercised	(912,783)	1.14
Forfeited/cancelled	(22,633)	4.45

Outstanding at June 30, 2014	3,983,561	$12.54	7.85	$132,591

Exercisable at June 30, 2014	1,720,163	$1.43	6.19	$76,357

Vested and expected to vest at June 30, 2014	3,297,987	$11.77	7.62	$112,303

The weighted-average grant date fair value of options granted was $27.84, $6.88, $23.64 and $6.88 during the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, respectively. The total intrinsic value of options exercised was $10.7 million, $0.4 million, $34.8 million, and $0.4 million during the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, respectively.

At June 30, 2014, the total unrecognized compensation expense related to unvested stock option awards, including estimated forfeitures, was $27.4 million, which the Company expects to recognize over a weighted-average period of approximately 3.2 years. The Company also has unrecognized stock-based compensation expense of $2.8 million related to stock options with performance-based vesting criteria that are not considered probable of achievement as of June 30, 2014; therefore the Company has not yet begun to recognize the expense on these awards.

Restricted Stock and Early Exercise of Stock Options

At June 30, 2014, there were 14,204 shares of unvested restricted stock which remain subject to the Company’s right of repurchase.

Unvested restricted stock activity for the six months ended June 30, 2014 is summarized as follows:

Six Months Ended June 30, 2014
Unvested shares beginning of period	23,295
Vested	(9,091)

Unvested shares end of period	14,204

Performance-Based Stock Option Grants

During the three and six months ended June 30, 2014, no options to purchase shares of common stock were granted to employees, including executive officers, which contain performance-based and service-based vesting criteria. During the three and six months ended June 30, 2013, the Company granted 355,454 shares of common stock, which contain performance-based and service-based vesting criteria. Performance-based vesting criteria for these options primarily relate to milestone events specific to the Company’s corporate goals, including but not limited to certain preclinical and clinical development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. Management assessed the probability of achieving the milestones and determined that certain performance-based milestones are probable of achievement as of June 30, 2014. The achievement of the remaining milestones were deemed to be not probable as of June 30, 2014. During the three months ended June 2014 and 2013 and six months ended June 2014 and 2013, the Company recognized stock-based compensation expense of $0.1 million, $0.1 million, $0.1 million, and $0.2 million, respectively, related to stock options with performance-based vesting criteria that are considered probable of achievement as of June 30, 2014.

Stock-Based Compensation Expense

During the three and six months ended June 30, 2014 and 2013, the Company recorded stock-based compensation expense for employee and non-employee stock options and restricted stock, which was allocated as follows in the condensed consolidated interim statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development expense	$1,397	$246	$2,461	$533
General and administrative expense	984	83	1,425	220

	$2,381	$329	$3,886	$753

The fair value of each stock option granted to employees is estimated on the date of grant and for non-employees on each vesting and reporting date using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used in calculating the fair value of the awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rate	1.81%	1.00%	1.82%	1.00%
Expected dividend yield	—	—	—	—
Expected term (in years)	5.89	6.49	6.02	6.49
Expected volatility	88.00%	91.85%	85.34%	91.85%

2013 Employee stock purchase plan

In June 2013, the Company’s Board of Directors adopted, and in July 2013 the Company’s stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. The 2013 ESPP will be administered by the Company’s Board of Directors or by a committee appointed by the Company’s Board of Directors. The 2013 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 327,272 shares of the Company’s common stock. While approved, the plan has not yet been made available to employees and no shares have been issued under this plan as of June 30, 2014.

8. Income Taxes

The provision (benefit) for income taxes is as follows for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Current:
Federal	$—	$99	$—	$289
State	—	—	—	—

Total current	—	99	—	289
Deferred:
Federal	—	—	—	—
State	—	—	—	—

Total deferred	—	—	—	—

Total	$—	$99	$—	$289

As required by ASC 740, Income Taxes (“ASC 740”), management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which are comprised principally of timing differences related to the recognition of revenue under the Celgene Agreement for financial statement versus tax purposes. During the year ended December 31, 2011, management determined that it was more likely than not that it would realize a portion of its deferred tax assets because of the Company’s ability to carryback future losses for U.S. federal income tax purposes. As a result, the Company reversed approximately $10.7 million of the valuation allowance on its deferred tax assets in the year ended December 31, 2011, representing the amount of deferred tax assets that would be realized in 2012 and 2013, the years available for carryback. The Company utilized certain of the deferred tax assets, including net operating losses, generated in the years ended December 31, 2013 and 2012 to reduce its federal income taxes payable each year. The provision for income taxes for the three and six months ended June 30, 2013 was attributable to penalties and interest accrued for the non-payment of U.S. federal income taxes.

In January 2014, the Company paid $6.0 million as payment in full of its U.S. federal income tax liability related to the year ended December 31, 2011, including $1.5 million of interest and penalties accrued. The Company has filed a carryback claim to apply the net losses incurred during the year ended December 31, 2013 against the previous taxable income and expects to receive a refund of $3.8 million of the amounts paid in January 2014 after the filing of the Company’s 2013 tax return. In addition, the Company received an abatement from the Internal Revenue Service (IRS) of $0.7 million related to interest and penalties paid by the Company which was received during the three months ended June 30, 2014. The amount expected to be refunded by the IRS is recorded as refundable income taxes as of June 30, 2014.

The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of June 30, 2014, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in the provision (benefit) for income taxes.

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

	Three and Six Months Periods Ended June 30,
	2014	2013
Convertible preferred stock	—	19,731,564
Stock options	3,983,561	3,657,145
Unvested restricted stock	14,204	63,840

	3,997,765	23,452,549

10. Subsequent Events

In July 2014, the Company amended its collaboration agreement with Celgene. The amendment contemplates allowing more flexibility in the design and conduct of phase I clinical trials and additional nonclinical and/or clinical activities that the Company agrees to perform at Celgene’s request. The amendment further clarifies the mechanism and timing for payments to be made with respect to such development activities. The impact of the amendment on the co-commercialized and split licensed programs is summarized below:

Co-Commercialized Licensed Programs: The amendment clarifies the timing of the one-time milestone payment for the development costs related to a phase I clinical trial to become due upon the earlier of the determination of the maximum tolerated dose or Celgene’s election to license the program.

Split Licensed Programs: The amendment allows for the Company to receive in the form of a milestone payment reimbursement for costs and expenses it incurs for a disease-specific expansion cohort within a phase I clinical trial design, provided the disease-specific expansion cohort supports the initiation of a subsequent pivotal clinical trial. The milestone reimbursement is for 50% of the costs incurred by the Company up to $10 million and is payable upon the first patient dosed within the corresponding pivotal trial.

The Company is currently evaluating the impact of the amendment on its consolidated financial statements for the quarter ending September 30, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Information

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated interim financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 and related notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 18, 2014. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this report. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The lead product candidates in our most advanced programs are aimed at druggable targets which have undergone rigorous validation processes. Our most advanced cancer product candidates, AG-221 and AG-120, which target mutant isocitrate dehydrogenase 2 and 1, or IDH2 and IDH1, respectively, have demonstrated strong proof of concept in preclinical models. In September 2013, we initiated a phase 1 study for AG-221 in patients with advanced hematologic malignancies with an IDH2 mutation. AG-221 is an orally available, selective, potent inhibitor of the mutated IDH2 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH2 mutations, including those with acute myelogenous leukemia or AML. On April 6, 2014, we announced in a press release, as well as presented, the initial findings from the dose escalation portion of the ongoing phase 1 study of AG-221 at the American Association for Cancer Research (AACR) Annual Meeting 2014 in San Diego, California. In addition, on June 14, 2014, we announced additional clinical data from our ongoing phase 1 trial of AG-221 at the 19th Congress of the European Hematology Association in Milan, Italy. In March 2014, we initiated two phase 1 studies for AG-120, one in patients with advanced hematologic malignancies and the second in patients with advanced solid tumors, both trials only enrolling patients with an IDH1 mutation. The lead candidate in our IEM program, AG-348, targets pyruvate kinase for the treatment of pyruvate kinase deficiency. We have completed IND-enabling studies and initiated a single ascending dose phase 1 clinical trial in April 2014, which is completed and met its primary endpoint and, in June 2014, we initiated a multiple ascending dose phase 1 trial in healthy volunteers.

We are leveraging our expertise in metabolic pathways to discover, validate, develop and commercialize a pipeline of novel drug candidates with a focus in cancer. In April 2010, and subsequently amended in October 2011, we entered into a collaboration agreement with Celgene Corporation, or Celgene, focused on cancer metabolism. Under the collaboration, we are leading discovery, preclinical and early clinical development for all cancer metabolism programs. The discovery phase of the collaboration expires in April 2015, subject to Celgene’s option to extend the discovery phase for up to one additional year.

Celgene has the option to obtain exclusive rights for the further development and commercialization of certain of these programs, and we will retain rights to the others. For the programs that Celgene chooses to license, we may elect to participate in a portion of sales activities for the medicines from such programs in the United States. In addition, for certain of these programs, we may elect to retain full rights to develop and commercialize medicines from these programs in the United States. In January 2014, we elected to exercise our option to retain development and commercialization rights to AG-120 in the United States. In June 2014, Celgene elected to exercise its option to an exclusive global license for development and commercialization of AG-221. Through June 30, 2014, we have received approximately $161.2 million in payments from Celgene and $50.3 million in equity investments under our agreements with Celgene. Outside of our collaboration, Celgene also purchased 294,800 shares of our common stock in our follow-on public offering in April 2014 for gross proceeds to us of $13.0 million. We are also eligible to receive an additional extension payment, payments upon the successful achievement of specified milestones, reimbursements for certain development expenses and royalties on any product sales.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials. To date, we have financed our operations primarily through funding received from our collaboration agreement with Celgene, private placements of our preferred stock, the initial public offering, or IPO, of our common stock and concurrent private placement of common stock to an affiliate of Celgene and our follow-on public offering. Substantially all of our revenue to date has been collaboration revenue. In connection with the IPO, our Board of Directors and stockholders approved a 1-for-2.75 reverse stock split of our common stock. The reverse stock split became effective on July 11, 2013. All share and per share amounts in the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

Since inception, we have incurred significant operating losses. Our net losses were $18.3 million $8.6 million, $30.5 million, and $15.8 for the three months ended June 30, 2014 and 2013 and six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, we had an accumulated deficit of $144.0 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from year to year. We anticipate that our expenses will increase significantly as we continue to transition from IND-enabling to clinical development activities for our lead programs AG-221, AG-120, and AG-348; continue to discover, validate and drug product candidates; expand and protect our intellectual property portfolio; and hire additional development and scientific personnel.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the near future. All of our revenue to date has been derived from our collaboration with Celgene and funding from research grant agreements. Under our Celgene collaboration we are recognizing revenue related to the upfront license fee of $121.2 million, the implied premium of $3.1 million paid on the purchase of $8.8 million of series B convertible preferred stock and the two $20.0 million extension payments received in October 2011 and in May 2014 to extend the discovery phase until April 2015, ratably over the period over which we expect to fulfill our performance obligations, which we refer to as the performance period. We may also be eligible to receive an additional $20.0 million extension payment in the event Celgene elects to extend the discovery phase until April 2016. As of June 30, 2014, we have not received any milestone or royalty payments under the Celgene collaboration agreement. We expect that any revenue we generate from our collaboration agreement will fluctuate from quarter to quarter as a result of the uncertain timing and amount of milestone payments, royalties and other payments.

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

AG-221: Lead IDH2 Program

AG-221 is an orally available, selective, potent inhibitor of the mutated IDH2 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH2 mutations, including those with AML. Based on our established preclinically-based target profiling, as well as preclinical in vitro and in vivo efficacy data and early clinical data, there is a clear rationale to develop AG-221 in defined target populations that harbor an IDH2 mutation.

We have conducted exploratory pharmacology studies to develop a model of IDH2 mutant-induced tumorigenesis and to characterize the binding, inhibition, and selectivity of AG-221. We have demonstrated in in vitro experiments and in in vivo models that exposure to AG-221 reduces the oncometabolite 2-hydroxyglutarate (2HG) levels to those found in normal cells, reverses 2HG-induced histone hypermethylation, and induces differentiation in multiple leukemia cell models. Targeted inhibition of the IDH2 mutant also reversed the differentiation block in both TF-1 leukemia cells and primary AML cells derived from patients. During 2013, we successfully completed IND-enabling studies on AG-221. The molecule has excellent pharmacological properties with a wide therapeutic index. In September 2013, we initiated our first phase 1 study for AG-221 in patients with advanced hematologic malignancies with an IDH2 mutation. This multi-center, global, multiple ascending dose trial primarily assesses safety and tolerability for AG-221 in adults with AML or related diseases. Secondary endpoints evaluate the pharmacokinetics and pharmacodynamics properties of AG-221 and determine if preliminary efficacy signals can be measured. The initial proof of mechanism requires the reduction of the metabolite 2HG in response to drug treatment.

In April 2014, we reported initial findings from the first two cohorts of patients treated with AG-221. The initial phase 1 data were presented during a symposium titled “Novel Immune and Targeted Therapies for Hematological Malignancies and Solid Tumors” at the AACR Annual Meeting 2014. As of March 20, 2014, a total of 10 patients with relapsed or refractory AML, which means that disease had progressed after or was refractory to between one and four prior therapies, were treated with either 30 mg or 50 mg of AG-221 orally twice daily. At the time of data submission to the AACR Annual Meeting 2014, seven of the 10 patients were evaluable for efficacy as they had completed the first 28 day cycle of therapy. Within the first dose cohort at the 30 mg twice-daily dose, three patients did not complete a full 28-day cycle of therapy and died due to complications of disease-related infection common in patients with relapsed or refractory AML. Of the seven evaluable patients, six patients had investigator-assessed objective responses, including three patients who achieved complete remission (CR), two patients who achieved complete remission with incomplete platelet recovery (CRp) and one patient with a partial response (PR). A complete remission is determined by using well-established criteria which requires no evidence of leukemia in the bone marrow and blood accompanied by full restoration of all blood counts to normal ranges. A complete remission with incomplete platelet recovery means all the criteria for CR are met except that platelet counts are outside of the normal range. Platelets are one of the three major types of blood cells. A partial response means all the criteria for CR are met except that the immature defective blood cells, or leukemia, in the bone marrow are in the 5% to 25% range and are decreased by at least 50% over pretreatment. One patient with a CR elected to be removed from the study to undergo a bone marrow transplant; all other patients with objective responses are continuing to receive the drug.

On June 14, 2014, we announced additional clinical data from the phase 1 study of AG-221, which included 35 patients with IDH2 mutant positive hematologic malignancies. These data confirmed and built upon previously presented data on AG-221’s clinical activity, safety profile and unique mechanism of action. The data was presented at the 19th Congress of the European Hematology Association in Milan, Italy. The new data showed investigator-assessed objective responses in 14 out of 25 evaluable patients on AG-221 and an additional five patients with stable disease. In six patients who achieved a complete remission, evidence of durability was observed, ranging from one to four months in duration. AG-221 continued to show favorable drug exposure and pharmacokinetics at all doses tested with substantial reductions in plasma levels of 2HG. There were no discontinuations of AG-221 due to adverse events. The maximum tolerated dose had not yet been reached and the dose escalation continued. We believe that these promising safety and efficacy data support our plan to initiate four expansion cohorts in the second half of 2014. The expansion cohorts will evaluate relapsed or refractory AML patients 60 years of age and older, relapsed or refractory AML patients under age 60, untreated AML patients who decline standard of care chemotherapy and patients with other IDH2-mutant positive hematologic malignancies. We also plan to initiate a phase 1 clinical trial of AG-221 in patients with advanced solid tumors with an IDH1 mutation in the second half of 2014.

The mechanism of response is consistent with preclinical studies, including substantial reduction of plasma 2HG levels, as well as evidence of cellular differentiation and normalization of cell counts in the bone marrow and blood. This differentiation effect is distinct from that seen with traditional chemotherapeutics commonly used to treat AML.

In June 2014, Celgene exercised its option to an exclusive global license for development and commercialization of AG-221. Under the collaboration agreement, Celgene is responsible for all development costs for AG-221. We are eligible to receive up to $120 million in milestone payments and a tiered royalty on any net sales of products containing AG-221. We also have the right to conduct a portion of any commercialization activities for AG-221 in the United States. In addition to contributing our scientific and translational expertise, we will continue to conduct early clinical development and regulatory activities within the AG-221 development program in collaboration with Celgene. Celgene is responsible for all development costs for AG-221.

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

AG-348: Pyruvate Kinase Deficiency Program

AG-348 is an orally available small molecule and a potent activator of PKR enzyme, an isoform of PK that when mutated leads to PK deficiency, a rare and often severe hemolytic anemia. Preclinical in vitro data demonstrate that these activators can significantly enhance both the activity and/or the stability of the majority of the common PKR mutants. This degree of enzyme activation leads to a meaningful correction of the metabolic imbalance normally found within mutant cells. Red blood cells have been obtained from patients with severe and moderate PK deficiency where ex vivo studies have demonstrated enzyme activation and metabolic improvement. We have successfully completed IND-enabling studies and filed an IND for AG-348 that has been accepted by the FDA. The molecule has excellent pharmacological properties with a wide therapeutic index. We initiated a single ascending dose (SAD)-escalation phase 1 clinical trial for AG-348 in healthy volunteers in April 2014 and initiated a multiple ascending dose (MAD)-escalation phase 1 clinical trial for healthy volunteers in June 2014. The SAD trial is complete and met its primary endpoint. The MAD trial, while still ongoing, has also met its primary endpoint. The primary endpoint is defined in the protocol to identify a safe and pharmacodynamically active dose and schedule for AG-348 to be used in subsequent clinical studies in patients with pyruvate kinase deficiency.

We believe the clinical and regulatory strategy for our PK deficiency program has well-established primary and secondary endpoints similar to that of other approved medicines developed for the treatment of other anemias.

We have retained worldwide development and commercial rights to AG-348 and expect to fund the future development and commercialization costs related to this program.

Other Research and Platform Programs

Other research and platform programs include activities related to exploratory efforts, target validation, lead optimization for our earlier validated and follow-on programs and our proprietary metabolomics platform.

We track our internal and external research and development costs on a program-by-program basis. We use our employee and infrastructure resources across multiple research and development programs, and we allocate internal employee-related and infrastructure costs, as well as certain third party costs, to each of these programs based on the personnel resources allocated to such program. Our research and development expenses, by major program for the three and six months ended June 30, 2014 and 2013, are outlined in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
IDH2 (AG-221)	$6,060	$3,063	$9,406	$5,549
IDH1 (AG-120)	4,930	2,573	8,532	5,267
PK deficiency (AG-348)	3,851	1,406	6,988	2,609
Other research and platform programs	7,735	5,916	15,056	10,995

Total research and development expenses	$22,576	$12,958	$39,982	$24,420

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from AG-221, AG-120, AG-348, or any of our other product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

•	establishing an appropriate safety profile with IND-enabling toxicology studies;

•	successful enrollment in, and completion of clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others; and

•	maintaining an acceptable safety profile of the products following approval.

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

Results of Operations

Comparison of Three Months Ended June 30, 2014 and 2013

The following table summarizes our results of operations for the three months ended June 30, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,
(in thousands)	2014	2013	Dollar Change	% Change
Total revenue	$8,411	$6,268	$2,143	34%
Operating expenses:
Research and development	22,576	12,958	9,618	74
General and administrative	4,165	1,836	2,329	127

Loss from operations	(18,330)	(8,526)	(9,804)	115
Interest income	34	5	29	580
Provision (benefit) for income taxes	—	(99)	99	(100)

Net loss	$(18,296)	$(8,620)	$(9,676)	112%

Revenue. Revenue increased by $2.1 million to $8.4 million for the three months ended June 30, 2014 from $6.3 million for the three months ended June 30, 2013, an increase of 34%. The increase in revenue was the result of additional revenue recognized associated with Celgene’s December 2013 election to extend the discovery phase of the collaboration agreement through April 2015.

Research and development expense. Research and development expense increased by $9.6 million to $22.6 million for the three months ended June 30, 2014 from $13.0 million for the three months ended June 30, 2013, an increase of 74%. The increase in research and development expenses was attributable to an increase of $7.1 million in external services and $2.5 million in internal expenses. The increase in external services for the three months ended June 30, 2014 was attributable to the following:

•	approximately $3.6 million of costs related to external phase 1 clinical studies, IND-enabling preclinical studies and manufacturing activities for our lead product candidates targeting IDH1 and PK deficiency;

•	approximately $2.9 million for external phase 1 clinical studies and manufacturing activities for our lead product candidate targeting IDH2; and

•	approximately $0.6 million of costs related to other early research and platform programs.

We incurred $2.5 million of additional internal research and development expenses related to additional personnel costs primarily from additional hires increasing our internal headcount by 16%.

General and administrative expense. General and administrative expenses increased by $2.3 million to $4.1 million for the three months ended June 30, 2014 from $1.8 million for the three months ended June 30, 2013, an increase of 127%. The increase in general and administrative expenses was primarily attributable to the following:

•	additional personnel costs of $1.5 million primarily from additional hires increasing our internal headcount by 39%;

•	an increase of $0.7 million in professional service costs related to being a public company;

•	an increase of $0.1 million in certain operating expenses, including travel and facility costs.

Interest income. Interest income increased $29,000 to $34,000 for the three months ended June 30, 2014 from $5,000 for the three months ended June 30, 2013, an increase of 580%. The increase is attributable to interest earned on the net proceeds from our IPO in July 2013 and the follow-on offering in April 2014.

Provision (benefit) for income tax. The provision for income taxes decreased by $0.1 million to no provision for income taxes for the three months ended June 30, 2014, from $0.1 million for the three months ended June 30, 2013, a decrease of 100%. The decrease in our provision for income taxes for the three months ended June 30, 2014 was attributable to no penalties and interest being accrued for the non-payment of U.S. federal income taxes related to the year ended December 31, 2011. In January 2014, we paid $6.0 million as payment in full of our U.S. federal income tax liability related to the year ended December 31, 2011, including $1.5 million of interest and penalties accrued. For the three months ended June 30, 2013, the provision for income taxes was primarily attributable to penalties and interest accrued for the non-payment of U.S. federal income taxes.

Comparison of Six Months ended June 30, 2014 and 2013

The following table summarizes our results of operations for the six months ended June 30, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Six Months Ended June 30,
(in thousands)	2014	2013	Dollar Change	% Change
Total revenue	$16,822	$12,536	$4,286	34%
Operating expenses:
Research and development	39,982	24,420	15,562	64
General and administrative	7,454	3,688	3,766	102

Loss from operations	(30,614)	(15,572)	(15,042)	97
Interest income	70	13	57	439
Provision (benefit) for income taxes	—	(289)	289	(100)

Net loss	$(30,544)	$(15,848)	$(14,696)	93%

Revenue. Revenue increased by $4.3 million to $16.8 million for the six months ended June 30, 2014 from $12.5 million for the six months ended June 30, 2013, an increase of 34%. The increase in revenue was the result of additional revenue recognized associated with Celgene’s December 2013 election to extend the discovery phase of the collaboration agreement through April 2015.

Research and development expense. Research and development expense increased by $15.6 million to $40.0 million for the six months ended June 30, 2014 from $24.4 million for the six months ended June 30, 2013, an increase of 64%. The increase in research and development expenses was attributable to an increase of $10.4 million in external services and $5.2 million in internal expenses. The increase in external services for the three months ended June 30, 2014 was attributable to the following:

•	approximately $5.7 million of external costs related to phase 1 clinical studies, IND-enabling preclinical studies and manufacturing activities for our lead product candidates targeting IDH1 and PK deficiency;

•	approximately $3.6 million of external costs for phase 1 clinical studies and manufacturing activities for our lead product candidate targeting IDH2; and

•	approximately $1.1 million of costs related to other early research and platform programs.

We incurred approximately $5.2 million of additional internal research and development expenses related to the following:

•	additional personnel costs of $4.6 million primarily from additional hires increasing our internal headcount by 16%; and

•	approximately $0.4 million for facilities and other related expenses, and $0.2 million for research materials related to our expanded research efforts.

General and administrative expense. General and administrative expenses increased by $3.8 million to $7.5 million for the six months ended June 30, 2014 from $3.7 million for the six months ended June 30, 2013, an increase of 102%. The increase in general and administrative expenses was primarily attributable to the following:

•	additional personnel costs of $2.4 million primarily from additional hires increasing our internal headcount by 39%;

•	an increase of $1.2 million in professional service costs and insurance costs related to being a public company;

•	an increase of $0.2 million certain operating expenses, including travel and facility costs.

Interest income. Interest income increased $57,000 to $70,000 for the six months ended June 30, 2014 from $13,000 for the six months ended June 30, 2013, an increase of 439%. The increase is attributable to interest earned on the net proceeds from our IPO in July 2013 and the follow-on offering in April 2014.

Provision (benefit) for income tax. The provision for income taxes decreased by $0.3 million to no provision for income taxes for the six months ended June 30, 2014, from $0.3 million for the six months ended June 30, 2013, a decrease of 100%. The decrease in our provision for income taxes for the six months ended June 30, 2014 was attributable to no penalties and interest being accrued for the non-payment of U.S. federal income taxes related to the year ended December 31, 2011. In January 2014, we paid $6.0 million as payment in full of our U.S. federal income tax liability related to the year ended December 31, 2011, including $1.5 million of interest and penalties accrued. For the six months ended June 30, 2013, the provision for income taxes was primarily attributable to penalties and interest accrued for the non-payment of U.S. federal income taxes.

Liquidity and Capital Resources

Sources of Liquidity

On July 29, 2013, we closed the IPO of our common stock, which resulted in net proceeds of $111.0 million after deducting underwriting discounts, commissions, and expenses payable by us. Additionally, an affiliate of Celgene purchased shares of common stock in a separate private placement concurrent with the completion of the offering for aggregate proceeds of $12.8 million.

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

Since our inception, and through June 30, 2014, we have raised an aggregate of approximately $499.6 million to fund our operations, of which approximately $161.2 million was through upfront and extension payments related to our collaboration agreement with Celgene, approximately $120.0 million was from the issuance of preferred stock, $111.0 million was received from the IPO, after deducting underwriting discounts, commissions, and expenses, approximately $12.8 million was received from the concurrent private placement of common stock to an affiliate of Celgene, and $94.7 million through our follow-on offering. As of June 30, 2014, we had $261.1 million in cash, cash equivalents and marketable securities.

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn a significant amount of milestone payments under our collaboration agreement with Celgene. Our ability to earn these milestone payments and the timing of achieving these milestones are dependent upon the outcome of our development, regulatory, and commercial activities and are uncertain at this time. Our right to payments under our collaboration agreement is our only committed potential external source of funds.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2014 and 2013:

	Six Months Ended, June 30,
(in thousands)	2014	2013
Net cash used in operating activities	$(28,111)	$(27,803)
Net cash (used in) provided by investing activities	(30,936)	13,915
Net cash provided by financing activities	95,734	72

Net increase (decrease) in cash and cash equivalents	$36,687	$(13,816)

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from funding our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $28.1 million during the six months ended June 30, 2014 compared to $27.8 million during the six months ended June 30, 2013. The increase in cash used in operating activities was primarily attributable to

•	a $14.7 million increase in net loss for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due to our expansion of research and development activities, increased overall headcount and increased costs relating to being a public company; a $3.4 million increase in non-cash charges, primarily due to stock-based compensation expense; and a $5.6 million change in income taxes related to our U.S. federal income tax payment of approximately $6.0 million in January 2014 compared to no income tax payments in the six months ended June 30, 2013.

•	changes in working capital primarily attributable to a $15.2 million increase in deferred revenue related to cash received from the extension of our Celgene agreement exercised in December 2013.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $30.9 million during the six months ended June 30, 2014 compared to cash provided by investing activities of $13.9 million during the six months ended June 30, 2013. The cash used in investing activities for the six months ended June 30, 2014 was primarily the result of more purchases of marketable securities than proceeds from maturities and sales of marketable securities. The cash provided by investing activities for the six months ended June 30, 2013 was primarily the result of fewer purchases of marketable securities than the proceeds from maturities and sales of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $95.7 million during the six months ended June 30, 2014 compared to $0.1 million during the six months ended June 30, 2013. The cash provided by financing activities for the six months ended June 30, 2014 was primarily the result of the proceeds from the follow-on public offering, net of underwriting discounts, commissions and offering costs. The cash provided by financing activities for the six months ended June 30, 2013 was the result of proceeds received from stock option exercises.

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

We expect that our existing cash, cash equivalents and marketable securities, the $3.8 million in anticipated refundable income taxes, anticipated interest income and anticipated expense reimbursements under our collaboration agreement with Celgene will enable us to fund our operating expenses and capital expenditure requirements until at least mid-2017. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

During the six months ended June 30, 2014, we entered into agreements in the normal course of business with contract research organizations for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are cancelable at any time by us, generally upon 30 days’ prior written notice to the vendor. Under these agreements as of June 30, 2014 we are obligated to pay up to $22.4 million to these vendors. There were no other material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2014 and December 31, 2013, we had cash, cash equivalents and marketable securities of $261.1 million and $193.9 million, respectively, consisting primarily of investments in U.S. Treasuries and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 10% change in interest rates would have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with CROs that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2014 and December 31, 2013, we had minimal or no liabilities denominated in foreign currencies.

Item 4.	Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2014, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained herein, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The risks described are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net losses were $39.4 million, $20.1 million and $23.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, and $30.5 million for the six months ended June 30, 2014. As of June 30, 2014, we had an accumulated deficit of $144.0 million. We have financed our operations primarily through private placements of our preferred stock, our initial public offering and the concurrent private placement, our follow-on public offering and our collaboration with Celgene focused on cancer metabolism. We have devoted substantially all of our efforts to research and development. We are in early stages of clinical development of our product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2014, the $3.8 million in anticipated refundable income taxes, anticipated interest income and anticipated expense reimbursements under our collaboration agreement with Celgene, will fund our operating expenses and capital expenditure requirements until at least mid-2017. Our future capital requirements will depend on many factors, including:

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

We have invested a significant portion of our efforts and financial resources in the identification of our most advanced product candidates, AG-221 and AG-120 for the treatment of hematological and solid tumors and AG-348 for the treatment of PK deficiency. We recently initiated phase 1 studies for our most advanced product candidates, AG-221, AG-120 and AG-348. We have not commenced clinical trials for any of our other product candidates. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of these product candidates by us and our collaborators. The success of our product candidates will depend on many factors, including the following:

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

If we or our collaborators do not achieve one or more of these factors in a timely manner or at all, we or our collaborators could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.

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

We or our collaborators may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	regulators or institutional review boards may not authorize us, our collaborators or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we or our collaborators may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	clinical trials of our product candidates may produce negative or inconclusive results, and we or our collaborators may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate; enrollment in these clinical trials, which may be particularly challenging for some of the orphan diseases we target in our IEM program, may be slower than we anticipate; or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	third-party contractors used by us or our collaborators may fail to comply with regulatory requirements or meet their contractual obligations in a timely manner, or at all;

•	we or our collaborators might have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

•	regulators, institutional review boards, or the data safety monitoring board, or DSMB, for such trials may require that we, our collaborators or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than anticipated;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us, our collaborators or our investigators, regulators or institutional review boards to suspend or terminate the trials.

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

Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drug candidates, we believe that our success may depend, in part, on our ability to develop companion diagnostics, which are assays or tests to identify an appropriate patient population for these drug candidates. There has been limited success to date industry-wide in developing these types of companion diagnostics. To be successful, we need to address a number of scientific, technical and logistical challenges. We have not yet initiated clinical development of companion diagnostics. We have little experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with any of our therapeutic product candidates that receive marketing approval. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing diagnostics, we expect to rely in part or in whole on third parties for their design and manufacture. If we, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostics for our therapeutic product candidates, or experience delays in doing so:

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and we and our collaborators will face competition with respect to any product candidates that we or they may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates, such as acute myelogenous leukemia and high risk myelodysplasia. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches, for example, in the area of IEMs. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Even if we or our collaborators are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new medicines vary widely from country to country. In the United States, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a medicine before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we or our collaborators might obtain marketing approval for a medicine in a particular country, but then be subject to price regulations that delay our commercial launch of the medicine, possibly for lengthy time periods, and negatively impact the revenues we or our collaborators are able to generate from the sale of the medicine in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Our and our collaborators’ ability to commercialize any medicines successfully also will depend in part on the extent to which reimbursement for these medicines and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any medicine that we or our collaborators commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we or our collaborators may not be able to successfully commercialize any product candidate for which we or they obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved medicines, and coverage may be more limited than the purposes for which the medicine is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for reimbursement does not imply that any medicine will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new medicines, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the medicine and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost medicines and may be incorporated into existing payments for other services. Net prices for medicines may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of medicines from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our or our collaborators’ inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved medicines that we or they develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize medicines and our overall financial condition.

Product liability lawsuits against us or our collaborators could cause us or our collaborators to incur substantial liabilities and could limit commercialization of any medicines that we or they may develop.

We and our collaborators face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we or they commercially sell any medicines that we or they may develop. If we or our collaborators cannot successfully defend ourselves or themselves against claims that our product candidates or medicines caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage when we continue clinical trials and if we successfully commercialize any medicine. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. In addition, if one of our collaboration partners were to become subject to product liability claims or were unable to successfully defend themselves against such claims, any such collaboration partner could be more likely to terminate such relationship with us and therefore substantially limit the commercial potential of our products.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary medicines and technology. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and medicines that are important to our business. To date, we do not own or have any rights to any issued patents that cover any of our product candidates, AG-221, AG-120, and AG-348, and we cannot be certain that we will secure any rights to any issued patents with claims that cover any of our proprietary medicines and technologies.

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

Third parties may initiate legal proceedings alleging that we or our collaborators are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We have in the past and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our medicines and technology, including interference proceedings before the U.S. Patent and Trademark Office. For example, in 2011, The Leonard and Madlyn Abramson Family Cancer Research Institute at the Abramson Cancer Center of the University of Pennsylvania initiated a lawsuit against us, one of our founders, Craig B. Thompson, M.D., and Celgene, alleging misappropriation of intellectual property and, in 2012, the Trustees of the University of Pennsylvania initiated a similar lawsuit against us and Dr. Thompson. Each of these lawsuits was settled in 2012. No other legal proceedings have been filed against us to date. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we or one of our collaborators are found to infringe a third party’s intellectual property rights, we or they could be required to obtain a license from such third party to continue developing and marketing our medicines and technology. However, we or our collaborator may not be able to obtain any required license on commercially reasonable terms or at all. Even if we or our collaborator were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. We or our collaborators could be forced, including by court order, to cease developing and commercializing the infringing technology or medicine. In addition, we or our collaborators could be found liable for monetary damages. A finding of infringement could prevent us or our collaborators from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we or our collaborators have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

If we or our collaborators are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or they will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We and our collaborators have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we or our collaborators ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved medicine not commercially viable.

If we or our collaborators experience delays in obtaining approval or if we or they fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

Failure to obtain marketing approval in international jurisdictions would prevent our medicines from being marketed in such jurisdictions.

In order to market and sell our medicines in the European Union and many other jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our medicines in any market.

Any product candidate for which we or our collaborators obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our medicines, when and if any of them are approved.

Any product candidate for which we or our collaborators obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such medicine, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the medicine may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine. The FDA closely regulates the post-approval marketing and promotion of medicines to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our medicines for their approved indications, we may be subject to enforcement action for off-label marketing.

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

Recently enacted and future legislation may increase the difficulty and cost for us or our collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we or they may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our or our collaborators ability to profitably sell any product candidates for which we or they obtain marketing approval.

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

As of August 7, 2014 our executive officers, directors and a small number of our stockholders own more than a majority of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price and trading volume to decline.

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

The trading price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering in July 2013 the price of our common stock on the NASDAQ Global Select Market has ranged from $15.77 per share to $50.37 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Pursuant to our stock incentive plan(s), our compensation committee (or its designee) and board of directors are authorized to grant equity-based incentive awards to our employees, directors and consultants. As of August 7, 2014, the number of shares of our common stock available for future grant under our 2013 Stock Incentive Plan, or the 2013 Plan, is 813,858.

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

Commencing January 1, 2015, we will no longer be an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies will no longer apply to us.

We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. Because as of June 30, 2014, the market value of our common stock that was held by non-affiliates exceeded $700 million, we will no longer qualify for such status commencing January 1, 2015. As a large-accelerated filer, we will be subject to certain disclosure requirements that are applicable to other public companies that have not been applicable to us as an emerging growth company. These requirements include:

•	compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•	compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	full disclosure obligations regarding executive compensation; and

•	compliance with the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, we will no longer be able to take advantage of transition periods for complying with new or revised accounting standards that are available to emerging growth companies.

We incur increased costs as a result of operating as a public company, and our management is now required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly commencing January 1, 2015 when we will no longer be an “emerging growth company,” we do and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly.

Commencing January 1, 2015, we will no longer be an emerging growth company and as such we will not be able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are emerging growth companies as has been the case to date.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, commencing January 1, 2015, we will be required to furnish with our periodic Exchange Act reports a report by our management on our internal control over financial reporting. Commencing January 1, 2015, because we will no longer be an emerging growth company, we will be required to include with our annual report an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe, or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

As of June 30, 2014, we have used approximately $73.9 million of the net offering proceeds primarily to fund the costs of phase 1 clinical development of AG-221,AG-120, and AG-348, to fund research and development to advance our pipeline of earlier-stage cancer metabolism and IEM programs and for working capital and general corporate purposes. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. We are holding a significant portion of the balance of the net proceeds from the offering in money market funds and current- and non-current investments. Our use of the net offering proceeds to date is consistent with the use of proceeds described in our prospectus filed with the SEC pursuant to Rule 424(b)(4) on July 24, 2013, or the prospectus, and there has been no material change in our planned use of the balance of the net proceeds from the offering described in the prospectus.

Item 6.	Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGIOS PHARMACEUTICALS, INC.

Date: August 7, 2014	By:	/s/ David P. Schenkein
David P. Schenkein Chief Executive Officer (principal executive officer)

Date: August 7, 2014	By:	/s/ Glenn Goddard
Glenn Goddard Senior Vice President, Finance (principal financial and accounting officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation	8-K	001-36014	July 29, 2013	3.1

3.2	Amended and Restated By-Laws	8-K	001-36014	July 29, 2013	3.2

31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document*					X

101.SCH	XBRL Taxonomy Extension Schema Document*					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document*					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*					X

101.LAB	XBRL Taxonomy Label Linkbase Document*					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document*					X

*	Submitted electronically herewith

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