Form 10-Q
period 2014-09-30
AGIOS PHARMACEUTICALS INC
filed 2014-11-07
CIK 1439222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on November 6, 2014: 34,683,082

AGIOS PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$70,049	$71,560
Marketable securities	149,921	95,209
Collaboration receivable – related party	18,759	476
Prepaid expenses and other current assets	4,990	2,502
Refundable income taxes	3,841	—

Total current assets	247,560	169,747
Marketable securities	17,917	27,125
Property and equipment, net	3,677	3,758
Restricted cash	—	571
Other assets	454	4

Total assets	$269,608	$201,205

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,225	$3,678
Accrued expenses	10,004	6,586
Income taxes payable	—	1,462
Deferred revenue – related party	18,847	25,072
Deferred rent	—	123
Other current liabilities	8	9

Total current liabilities	35,084	36,930
Deferred revenue, net of current portion – related party	26,352	32,567
Deferred rent, net of current portion	423	220
Other non-current liabilities	—	6
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 34,642,539 and 31,202,542 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	35	31
Additional paid-in capital	347,947	244,881
Accumulated other comprehensive income	51	14
Accumulated deficit	(140,284)	(113,444)

Total stockholders’ equity	207,749	131,482

Total liabilities and stockholders’ equity	$269,608	$201,205

See accompanying notes to condensed consolidated financial statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross Collaboration revenue – related party	$33,900	$6,268	$50,722	$18,804
Operating expenses:
Research and development	25,526	14,803	65,509	39,223
General and administrative	5,166	2,534	12,619	6,222

Total operating expenses	30,692	17,337	78,128	45,445

Income (loss) from operations	3,208	(11,069)	(27,406)	(26,641)
Interest income	48	13	118	26

Income (loss) before (benefit) provision for income taxes	3,256	(11,056)	(27,288)	(26,615)
(Benefit) provision for income taxes	(448)	121	(448)	410

Net income (loss)	3,704	(11,177)	(26,840)	(27,025)
Cumulative preferred stock dividends	—	(567)	—	(4,162)

Net income (loss) applicable to common stockholders	$3,704	$(11,744)	$(26,840)	$(31,187)

Net income (loss) per share applicable to common stockholders – basic	$0.11	$(0.52)	$(0.81)	$(3.08)

Net income (loss) per share applicable to common stockholders – diluted	$0.10	$(0.52)	$(0.81)	$(3.08)

Weighted-average number of common shares used in net income (loss) per share applicable to common stockholders – basic	34,495,076	22,744,486	33,176,801	10,111,735

Weighted-average number of common shares used in net income (loss) per share applicable to common stockholders – diluted	36,592,683	22,744,486	33,176,801	10,111,735

See accompanying notes to condensed consolidated financial statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$3,704	$(11,177)	$(26,840)	$(27,025)
Other comprehensive income:
Unrealized gain on available-for-sale securities	39	30	37	27

Comprehensive income (loss)	$3,743	$(11,147)	$(26,803)	$(26,998)

See accompanying notes to condensed consolidated financial statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(26,840)	$(27,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,005	1,100
Stock-based compensation expense	6,778	1,865
Net amortization of premium on investments	412	81
Changes in operating assets and liabilities:
Collaboration receivable – related party	(18,283)	—
Prepaid expenses and other assets	(2,756)	(1,684)
Accounts payable	2,354	(1,178)
Accrued expenses and other liabilities	3,414	2,480
Deferred rent	80	—
Refundable income taxes and income taxes payable	(5,303)	382
Deferred revenue – related party	(12,439)	(18,804)

Net cash used in operating activities	(51,578)	(42,783)
Investing activities
Purchases of marketable securities	(215,383)	(119,498)
Proceeds from maturities and sales of marketable securities	169,505	53,766
Purchases of property and equipment	(727)	(1,075)
Release of restricted cash	571	—

Net cash used in investing activities	(46,034)	(66,807)
Financing activities
Proceeds from public offering of common stock, net of commissions and offering costs	94,685	124,204
Net proceeds from stock option exercises and issuance of common stock	1,416	100

Net cash provided by financing activities	96,101	124,304

Net increase (decrease) in cash and cash equivalents	(1,511)	14,714
Cash and cash equivalents at beginning of the period	71,560	91,297

Cash and cash equivalents at end of the period	$70,049	$106,011

Supplemental disclosure of non-cash investing and financing transactions
Additions to property, plant and equipment included in accounts payable	$197	$—

Vesting of restricted stock	(7)	—

Conversion of convertible preferred stock into common stock	—	115,923

Public offering costs included in accounts payable	—	474

Proceeds from stock option exercises in other current assets	184	—

Supplemental cash flow information
Cash paid for income taxes	$5,958	$—

See accompanying notes to condensed consolidated financial statements.

Agios Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Overview and Basis of Presentation

Agios Pharmaceuticals, Inc. (“Agios” or “the Company”) is a biopharmaceutical company committed to the fundamental transformation of patients’ lives through scientific leadership in the field of cancer metabolism and rare genetic disorders of metabolism. The Company has built a unique set of core capabilities in the field of cellular metabolism, with the goal of making transformative, first or best in class medicines. The Company’s therapeutic areas of focus are cancer and rare genetic disorders of metabolism, which are a broad group of more than 600 rare genetic diseases caused by mutations, or defects, of single metabolic genes. In both of these areas, the Company is seeking to unlock the biology of cellular metabolism to create transformative therapies. The Company is located in Cambridge, Massachusetts.

The condensed consolidated interim balance sheet as of September 30, 2014, the condensed consolidated interim statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 and the statements of cash flows for the nine months ended September 30, 2014 and 2013, are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2014 and its results of operations for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013. The financial data and the other financial information disclosed in these notes to the condensed consolidated interim financial statements related to the three and nine month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other future annual or interim period. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 that was filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2014.

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

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

In July 2014, the Company amended its collaboration agreement with Celgene. As a result of the amendment, the Company was required to reevaluate the agreement under Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Element Revenue Arrangements (“ASU No. 2009-13”). The amendment was determined to be a material modification pursuant to ASU No. 2009-13, and the Company will recognize revenue for the arrangement under this guidance on a prospective basis, as discussed in Note 5.

There have been no other material changes to the significant accounting policies previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). The ASU requires all entities to evaluate for the existence of conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the issuance date of the financial statements. The accounting standard is effective for interim and annual periods ending after December 15, 2016, and will not have a material impact on the consolidated financial statements, but may impact the Company’s footnote disclosures.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718). The ASU clarifies how entities should treat performance targets that can be achieved after the requisite service period of a share-based payment award. The accounting standard is effective for interim and annual periods beginning after December 15, 2015 and is not expected to have a material impact on the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2016 with no early adoption permitted. The Company is required to adopt the amendments in the ASU using one of two acceptable methods. The Company is currently in the process of determining which adoption method it will apply evaluating the impact of the guidance on its consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

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

The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of September 30, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$69,245	$480	$—	$69,725
Marketable securities:
Certificates of deposit	—	14,521	—	14,521
U.S. Treasuries	153,317	—	—	153,317

	$222,562	$15,001	$—	$237,563

The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$68,792	$—	$—	$68,792
Marketable securities:
Certificates of deposit	—	6,915	—	6,915
U.S. Treasuries	115,419	—	—	115,419

	$184,211	$6,915	$—	$191,126

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2014 or December 31, 2013.

There have been no changes to the valuation methods during the three or nine months ended September 30, 2014 and 2013. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and nine months ended September 30, 2014 or the year ended December 31, 2013. The Company had no financial assets or liabilities that were classified as Level 3 at any point during the nine months ended September 30, 2014 or the year ended December 31, 2013.

4. Marketable Securities

Marketable securities at September 30, 2014 and December 31, 2013 consisted primarily of investments in United States Treasuries and certificates of deposit. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income in stockholders’ equity and a component of total comprehensive income (loss) in the condensed consolidated interim statements of comprehensive income (loss), until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on marketable securities for the three or nine months ended September 30, 2014 and 2013.

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

Marketable securities at September 30, 2014 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$14,530	$—	$(9)	$14,521
U.S. Treasuries	135,348	53	(1)	135,400
Non-current:
U.S. Treasuries	17,909	8	—	17,917

	$167,787	$61	$(10)	$167,838

Marketable securities at December 31, 2013 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$6,920	$—	$(5)	$6,915
U.S. Treasuries	88,287	8	(1)	88,294
Non-current:
U.S. Treasuries	27,113	12	—	27,125

	$122,320	$20	$(6)	$122,334

At September 30, 2014 and December 31, 2013, the Company held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that (i) have maturities of one to two years and (ii) management does not intend to liquidate within the next twelve months, although these funds are available for use and therefore classified as available-for-sale.

At September 30, 2014 and December 31, 2013, the Company held 60 and 33 debt securities that were in an unrealized loss position for less than one year, respectively. The aggregate fair value of debt securities in an unrealized loss position at September 30, 2014 and December 31, 2013 was $21.5 million and $31.7 million, respectively. There were no individual securities that were in a significant unrealized loss position as of September 30, 2014 and December 31, 2013. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of September 30, 2014 and December 31, 2013.

5. Collaboration Agreements

Celgene

In April 2010, the Company entered into a collaboration agreement focused on cancer metabolism with Celgene, a related party through ownership of the Company’s common stock. The agreement was amended in October 2011 and in July 2014, as described below. The goal of the collaboration is to discover, develop and commercialize disease-altering therapies in oncology based on the Company’s cancer metabolism research platform. The Company is leading discovery, preclinical and early clinical development for all cancer metabolism programs under the collaboration. The discovery phase of the amended collaboration was to expire in April 2014, subject to Celgene’s option to extend the discovery phase for up to an additional two years with additional funding to the Company. In December 2013, Celgene elected to extend the term of the initial discovery phase from four years to five years, to April 2015. Celgene has the ability to extend the term of the discovery phase for one additional year to April 2016 for the payment of a $20.0 million extension fee.

Pursuant to the collaboration agreement and subsequent amendments, the Company was responsible for nominating development candidates, of which two required confirmation by the Joint Research Committee (“JRC”) during the discovery phase. During the year ended December 31, 2012 the Company nominated its first development candidate and during the year ended December 31, 2013 the Company nominated its second development candidate, both of which have been confirmed by the JRC pursuant to the agreement. For each development candidate, Celgene elected to progress such development candidate into preclinical development requiring the Company to conduct studies to meet the requirements for filing an Investigational New Drug application (“IND”), or IND-enabling studies. Subsequently, the Company was required to file INDs for each development candidate and, upon the FDA’s acceptance of the INDs, Celgene requested that the Company conduct initial phase 1 studies.

Celgene may elect to convert each discovery program for which the Company has nominated a development candidate into a co-commercialized licensed program, the attributes of which are described below. The Company has the right, exercisable during a specified period following FDA acceptance of the applicable IND, to convert one of every three co-commercialized licensed programs into a split licensed program, for which the Company will retain the United States rights, other attributes of which are further described below. In June 2014, Celgene exercised its option to an exclusive global license for the development and commercialization of the Company’s isocitrate dehydrogenase 2 (“IDH2”) program, AG-221. The Company elected to retain U.S. rights to its isocitrate dehydrogenase 1 (“IDH1”) program, AG-120, in January 2014. If Celgene exercises its rights to this program, the program will become a split licensed program. In addition, Celgene may license certain discovery programs that the Company does not nominate or the JRC does not confirm as a development candidate and for which Celgene will lead and fund global development and commercialization.

The Company will retain the rights to development candidates and certain other compounds that Celgene does not elect to progress into preclinical development or convert into a co-commercialized licensed program. In addition, if the JRC or Celgene elects not to continue collaboration activities with respect to a particular target, either the Company or Celgene would have the right to independently undertake a discovery program on such target and would have rights to specified compounds from such program, subject to certain “buy-in” rights granted to the other party.

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

The term of the agreement will continue, unless earlier terminated by either party, until the expiration of the last-to-expire of all royalty terms with respect to all royalty-bearing products. Celgene may terminate the agreement for convenience in its entirety or with respect to one or more programs upon thirty days written notice to the Company. Either the Company or Celgene may terminate the agreement in its entirety or with respect to one or more programs, if the other party is in material breach and fails to cure such breach within the specified cure period; however, if such breach relates solely to a specific program, the non-breaching party may only terminate the agreement with respect to such program. Either the Company or Celgene may terminate the agreement in the event of specified insolvency events involving the other party.

Under the terms of the agreement, the Company received an upfront payment of approximately $121.2 million. In addition, Celgene purchased 5,190,551 shares of Series B convertible preferred stock (“Series B Preferred Stock”) at a price of $1.70 per share, resulting in net proceeds to the Company of approximately $8.8 million. The Company determined the price paid by Celgene for the Series B Preferred Stock represented a premium over the fair value of the Company’s Series B Preferred Stock as determined by the implied value of the Series B Preferred Stock pursuant to a contemporaneous valuation analysis that allocated the equity value of the Company to the various classes of its then-outstanding securities. The Company accounted for the $3.1 million premium as additional consideration under the agreement and the Series B Preferred Stock was recorded at its fair value of $5.7 million. In connection with the 1-for-2.75 reverse stock split of the Company’s common stock, the shares of Series B Preferred Stock converted into 1,887,473 shares of common stock upon the closing of the Initial Public Offering in July 2013.

In October 2011, the agreement was amended to extend the term of the initial discovery period from three to four years, to April 2014. The amendment was not deemed to be a material modification to the arrangement, pursuant to ASU No. 2009-13, since there were no changes in the deliverables or the total arrangement consideration, as the provisions of the original agreement provided Celgene with the option to extend the research period for the same consideration. Celgene made a payment to the Company of $20.0 million pursuant to the amendment. The payment was combined with the unamortized upfront payment and premium and was recognized as revenue on a straight-line basis over the estimated performance period prior to the July 2014 amendment described below.

In December 2013, Celgene elected to extend the term of the initial discovery period from four to five years, to April 2015. As a result of the extension, the Company received a $20.0 million extension payment from Celgene in May 2014. The payment was combined with the unamortized upfront payment, premium, and prior extension payment and was being recognized as revenue on a straight-line basis over the estimated performance period prior to the July 2014 amendment described below. The Company is also eligible to receive an additional $20.0 million extension payment in the event Celgene elects to extend the discovery phase until April 2016.

In July 2014, the Company amended the collaboration agreement to allow for more flexibility in the design and conduct of phase 1 clinical trials and additional nonclinical and/or clinical activities that the Company agrees to perform at Celgene’s request. The amendment further modifies the mechanism and timing for payments to be made with respect to such development activities. The amendment was determined to be a material modification pursuant to ASU No. 2009-13, due to a change in the total potential consideration that was more than insignificant and changes to certain of the deliverables in the arrangement. The amendment impacts the co-commercialized and split licensed programs as follows:

•	Co-commercialized licensed programs: The amendment modifies the timing and nature of the consideration for the development efforts related to an initial phase 1 study from a milestone due at the completion of the study to payments due upon the earlier of the determination of the maximum tolerated dose or Celgene’s election to license the program.

•	Split licensed programs: The amendment allows for the Company to receive reimbursement for costs and expenses it incurs for any disease-specific expansion cohort within a phase 1 clinical trial design, provided that the disease-specific expansion cohort supports the initiation of a subsequent pivotal clinical trial. The milestone reimbursement is the lesser of fifty percent of the costs incurred by the Company for disease specific cohorts and $10 million and is payable upon the first patient dosed within the corresponding pivotal trial.

Prior to the amendment, the Company concluded that none of the identified deliverables had stand-alone value and, therefore, accounted for the deliverables as a single unit of accounting. The Company further concluded it was unable to estimate the fair value of the undelivered items within the agreement. Consideration received was recognized on a straight-line basis through the period over which the Company expected to fulfill its performance obligations (the performance period), which was initially determined to be 6 years.

Upon concluding the arrangement had been materially modified in July 2014, the Company identified the remaining deliverables under the arrangement and determined its best estimate of selling price for the undelivered elements as of the modification date. The Company then allocated the total arrangement consideration, which included the remaining deferred revenue balance at the modification date and other consideration that was deemed to be determinable at the modification date, to each unit of accounting based on its best estimate of selling price. The difference between the total allocable consideration and the best estimate of selling price of the undelivered items was recorded as revenue at the modification date. The undelivered items, which are each considered by the Company to have stand-alone value and therefore are separate units of accounting, the related best estimate of selling price, and the method of recognizing the allocated consideration, for each unit of accounting are as follows:

•	License for the split licensed program – AG-120: The Company developed the best estimate of selling price of the license by probability weighting multiple cash flow scenarios using the income approach. Management estimates within the models include the expected, probability-weighted net profits from estimated future sales, an estimated royalty rate using comparable industry royalty agreements, an estimate of the direct cost incurred to generate future cash flows, a discount rate, an estimated contributory asset charge rate to reflect the cost associated with the use of other assets to generate the cash flow, an estimated income tax rate and other business forecast factors. There are significant judgments and estimates inherent in the determination of the best estimate of selling price of this unit of accounting. These judgments and estimates include assumptions regarding future operating performance, the timelines of the clinical trials and regulatory approvals and the estimated patient populations. Should different reasonable assumptions be utilized, the best estimate of selling price and the associated revenues recognized would be different. Based on the analysis using management’s best estimate, the Company allocated $21.2 million to the license and will recognize revenue upon Celgene’s election to exercise its option to the split licensed program – AG-120. The Company will immediately recognize the allocated consideration received to date on the exercise date; however, the Company is unable to determine when Celgene will elect to exercise its option to obtain the license.

•	Development services for five separate on-going phase 1 studies (each of which is a separate unit of accounting): The Company developed the best estimate of selling price of the on-going phase 1 study development services of $50.8 million for all five studies using management’s best estimate of the cost of obtaining these services from a third-party provider. The estimated costs were determined to represent management’s best estimate of the price these services could be sold for separately, as well as internal full time equivalent costs to support the development services. The amount allocated to these units of accounting will be recognized as revenue on a proportional performance basis as services are provided. The Company expects the performance period for these units of accounting to be delivered through the second quarter of 2016.

•	On-going research and development: The Company developed the best estimate of selling price of the research and development services of $13.6 million using management’s best estimate of the cost of obtaining these services from a third-party provider. The amount allocated to this unit of accounting will be recognized as revenue ratably over the performance period. The performance period has been determined to be through April 2015.

•	Committee participation: The Company developed the best estimate of selling price of the committee participation services of $0.2 million using management’s best estimate of the anticipated participation hours multiplied by a market rate for comparable participants. The amount allocated to this unit of accounting will be recognized as revenue ratably over the performance period. The performance period has been determined to be through April 2015.

The allocable consideration will increase as the Company performs certain services for which it is eligible to receive additional consideration. These amounts will be recognized on a cumulative catch-up basis for any in-process units of accounting or immediately for any fully delivered units of accounting.

For the period January 1, 2014 through the amendment date, the Company recognized a total of $42.7 million in revenues under the previous accounting guidance and upon the modification. The Company recognized $8.0 million in revenues subsequent to the modification date. The Company recognized total revenues of $33.9 million and $50.7 million in connection with the Celgene collaboration during the three and nine months ended September 30, 2014, respectively. In determining the current and noncurrent classification of deferred revenue, the Company considers the total consideration expected to be earned in the next twelve months for services to be performed under certain units of accounting and the estimated proportional performance and timing of delivery of certain deliverables to determine the deferred revenue balance that will remain twelve months from the balance sheet date.

The Company recorded revenue of approximately $6.3 million and $18.8 million in connection with the Celgene collaboration during the three and nine months ended September 30, 2013, respectively.

Under the arrangement, the Company is eligible to receive up to $120.0 million in potential milestone payments payable for each program selected by Celgene. The potential milestone payments for each such program are comprised of: (i) a $25.0 million milestone payment upon achievement of a specified clinical development milestone event, (ii) up to $70.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) a $25.0 million milestone payment upon achievement of a specified commercial milestone event. The Company is also eligible to receive additional milestone payments specific to co-commercialized licensed programs and split licensed programs. In addition, the Company is eligible to receive a substantive milestone payment of $22.5 million upon achievement of an early clinical development milestone event for certain co-commercialized licensed programs. In connection with the first split licensed program under the collaboration, the Company’s IDH1 program, AG-120, the Company is eligible to receive an additional one-time payment of $25.0 million upon the dosing of the last patient in a Company-sponsored phase 2 clinical trial.

In addition to the milestone payments described above, for each co-commercialized licensed program, the Company will be reimbursed for all eligible development costs of the related phase 1 multiple ascending dose (MAD) study. The initial costs will be reimbursed as a milestone payment equal to the greater of $5.0 million or eligible development costs incurred by the Company upon the earlier of the determination of the maximum tolerated dose (MTD) or Celgene’s election to license the program. Subsequent to the initial milestone payment, development costs will be reimbursed on a quarterly basis. As of September 30, 2014, the Company has recorded a collaboration receivable of $18.7 million related to reimbursable development costs for AG-221, which includes the initial milestone.

In addition to the milestone payments described above, for each split licensed program, the Company is eligible for reimbursement of the costs of disease-specific expansion cohort(s) that support the initiation of a subsequent pivotal clinical trial. Costs will be reimbursed as a milestone payment equal to the lesser of $10.0 million or fifty percent of the eligible costs for the disease-specific expansion cohort(s) upon the first patient dosed under the pivotal clinical trial. The maximum amount for the milestone payment will be $10.0 million for each split program regardless of the number of disease-specific expansion cohorts and pivotal trials undertaken for each split program.

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

The Company may also receive royalties at tiered, low- to mid-teen percentage rates on net sales and has the option to participate in the development and commercialization of certain products in the United States. The royalty payments are recognized as revenue in the period in which they are earned. No other milestone or royalty payments under the agreement have been earned.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued compensation	$3,273	$3,642
Accrued contracted research and development costs	4,425	2,484
Accrued professional fees	1,271	320
Accrued other	1,035	140

Total	$10,004	$6,586

7. Share-Based Payments

2013 Stock Incentive Plan

In June 2013, the Company’s Board of Directors adopted, and in July 2013, the Company’s stockholders approved, the 2013 Stock Incentive Plan (the “2013 Plan”). The 2013 Plan became effective upon the closing of the IPO and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. As of September 30, 2014, the total number of shares reserved under all equity plans is 4,616,104 and the Company had 799,270 shares available for future issuance under such plans. The 2013 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2014 and continuing until the expiration of the 2013 Plan, equal to the lesser of (i) 2,000,000 shares of Common Stock, (ii) 4% of the outstanding shares of Common Stock on such date or (iii) an amount determined by the Company’s Board of Directors. On January 1, 2014, the annual increase for the 2013 Plan resulted in an additional 1,242,966 shares authorized for issuance.

The following table summarizes the activity of all stock incentive plans for the nine months ended September 30, 2014:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	3,846,168	$4.14	7.43	$76,189
Granted	1,176,733	33.23
Exercised	(1,128,065)	1.42
Forfeited/cancelled	(78,002)	12.75

Outstanding at September 30, 2014	3,816,834	$13.74	7.70	$181,726

Exercisable at September 30, 2014	1,635,445	$2.02	6.01	$97,023

Vested and expected to vest at September 30, 2014	3,373,444	$13.67	7.57	$160,838

The weighted-average grant date fair value of options granted was $31.14, $16.30, $24.30 and $9.83 during the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013, respectively. The total intrinsic value of options exercised was $10 million, $0.2 million, $44.8 million, and $0.6 million during the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013, respectively.

At September 30, 2014, the total unrecognized compensation expense related to unvested stock option awards, including estimated forfeitures, was $27.4 million, which the Company expects to recognize over a weighted-average period of approximately 3.1 years. The Company also has unrecognized stock-based compensation expense of $2.8 million related to stock options with performance-based vesting criteria that are not considered probable of achievement as of September 30, 2014; therefore the Company has not yet begun to recognize the expense on these awards.

Restricted Stock Units

The Company may grant awards of restricted stock units (“RSUs”) to non-employee directors, members of the management team and employees on a discretionary basis pursuant to the 2013 Plan. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. The total number of unvested RSUs at September 30, 2014 was 10,000. The issued and outstanding RSUs vest on the first anniversary of the grant date.

The fair value of the RSUs granted in the three and nine months ended September 30, 2014 was approximately $0.5 million. No RSUs were granted in the three and nine months ended September 30, 2013. The Company recorded stock-based compensation expense related to RSUs of $0.1 million for the three and nine months ended September 30, 2014. No compensation expense related to RSUs was recorded during 2013. These amounts are included in the total stock-based compensation expense disclosed below. As of September 30, 2014, there was approximately $0.5 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a period of one year.

The following table presents unvested RSU activity for the nine months ended September 30, 2014:

Nine Months Ended September 30, 2014
Unvested shares beginning of period	—
Granted	10,000
Vested	—

Unvested shares end of period	10,000

Restricted Stock

At September 30, 2014, there were 11,363 shares of unvested restricted stock which remain subject to the Company’s right of repurchase.

Unvested restricted stock activity for the nine months ended September 30, 2014 is summarized as follows:

Nine Months Ended September 30, 2014
Unvested shares beginning of period	23,295
Vested	(11,932)

Unvested shares end of period	11,363

Performance-Based Stock Option Grants

During the nine months ended September 30, 2014, no options to purchase shares of common stock were granted which contain performance-based or a combination of performance-based and service-based vesting criteria. During the nine months ended September 30, 2013, the Company granted 355,454 shares of common stock, which contain performance-based and service-based vesting criteria, to employees. Performance-based vesting criteria for these options primarily relate to milestone events specific to the Company’s corporate goals, including but not limited to certain preclinical and clinical development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. As of September 30, 2014, certain of the performance-based milestones had been achieved and therefore the related expense has either been fully recognized or is being recognized over the remaining service period. The achievement of the remaining milestones was deemed to be not probable as of September 30, 2014 and therefore no expense has been recognized related to these awards. During the three months ended September 2014 and 2013 and nine months ended September 2014 and 2013, the Company recognized stock-based compensation expense of $0.1 million, $0.1 million, $0.1 million, and $0.3 million, respectively, related to stock options with performance-based vesting criteria.

Stock-Based Compensation Expense

During the three and nine months ended September 30, 2014 and 2013, the Company recorded stock-based compensation expense for employee and non-employee stock options, restricted stock units and restricted stock, which was allocated as follows in the condensed consolidated interim statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development expense	$1,438	$919	$3,899	$1,452
General and administrative expense	1,428	193	2,853	413

	$2,866	$1,112	$6,752	$1,865

The fair value of each stock option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model. For non-employees, the fair value of each stock option is estimated on each vesting and reporting date using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used in calculating the grant date fair value of the awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Risk-free interest rate	1.95%	1.73%	1.83%	1.23%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.00	6.09	6.02	6.36
Expected volatility	78.89%	94.25%	84. 77%	92.60%

2013 Employee stock purchase plan

In June 2013, the Company’s Board of Directors adopted, and in July 2013 the Company’s stockholders approved, the 2013 Employee Stock Purchase Plan (the “2013 ESPP”). The 2013 ESPP will be administered by the Company’s Board of Directors or by a committee appointed by the Company’s Board of Directors. Under the 2013 ESPP, each offering period is six months, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of the offering period. The per-share purchase price at the end of each offering period is equal to 85% of the closing price of one share of the Company’s common stock at the beginning or end of the offering period, whichever is lower, subject to Internal Revenue Service limits. The Company’s first offering period was initiated on September 1, 2014. No shares were issued for the three and nine months ended September 30, 2014 under the 2013 ESPP. The 2013 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 327,272 shares of the Company’s common stock.

The Company recorded less than $0.1 million of stock-based compensation expense for the three months ended September 30, 2014 related to the 2013 ESPP. No stock-based compensation expense related to the 2013 ESPP was recorded during 2013.

8. Income Taxes

The (benefit) provision for income taxes is as follows for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Current:
Federal	$(448)	$121	$(448)	$410
State	—	—	—	—

Total current	(448)	121	(448)	410
Deferred:
Federal	—	—	—	—
State	—	—	—	—

Total deferred	—	—	—	—

Total	$(448)	$121	$(448)	$410

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

In January 2014, the Company paid $6.0 million as payment in full of its U.S. federal income tax liability related to the year ended December 31, 2011, including $1.5 million of interest and penalties accrued. The Company has filed a carryback claim to apply the net losses incurred during the year ended December 31, 2013 against the previous taxable income and expects to receive a refund of $3.8 million of the amounts paid in January 2014 after the filing of the Company’s 2013 tax return which occurred in September 2014. The amount expected to be refunded by the Internal Revenue Service (“IRS”) is recorded as refundable income taxes as of September 30, 2014. The Company received abatements from the IRS of $1.1 million related to penalties previously paid by the Company of which $0.7 million was received in June 2014 and $0.4 million was received during the three months ended September 30, 2014. The $0.7 million abatement was known as of December 31, 2013 and was recorded as a benefit in the 2013 tax provision. The Company did not receive notification of the $0.4 million abatement until August 2014. Accordingly, this abatement is reflected in the income tax benefit for the three months ended September 30, 2014.

The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of September 30, 2014, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in the (benefit) provision for income taxes.

9. Earnings per Share Applicable to Common Stockholders

Basic net income (loss) per share applicable to common stockholders is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Net income (loss) applicable to common stockholders is calculated by adjusting the net income (loss) of the Company for cumulative preferred stock dividends for periods when preferred stock was outstanding.

Diluted net income per share applicable to common stockholders is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of calculating diluted net loss per share applicable to common stockholders, common stock equivalents outstanding for the period are excluded, as their effect would be anti-dilutive.

The following table shows the calculation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2014 and September 30, 2013 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) applicable to common stockholders	3,704	(11,744)	(26,840)	(31,187)
Weighted-average shares:
Basic	34,495,076	22,744,486	33,176,801	10,111,735
Effect of dilutive securities:
Stock options and restricted stock units	2,085,068	—	—	—
Unvested restricted stock	12,523	—	—	—
Employee stock purchase plan options	16	—	—	—

Diluted	36,592,683	22,744,486	33,176,801	10,111,735

Net income (loss) per share:
Basic	0.11	(0.52)	(0.81)	(3.08)
Diluted	0.10	(0.52)	(0.81)	(3.08)

The following potentially dilutive securities were excluded from the calculation of diluted net income (loss) per share applicable to common stockholders for the periods indicated because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options and restricted stock units	1,484,917	3,905,932	3,816,834	3,905,932
Unvested restricted stock	—	36,568	11,363	36,568
Employee stock purchase plan options	—	—	1,764	—

	1,484,917	3,942,500	3,829,961	3,942,500

10. Commitments and Contingencies

Operating Lease

On September 15, 2014, the Company entered into an operating lease agreement (the “Lease”) for 74,498 square feet of office and laboratory space located at 88 Sidney Street, Cambridge, Massachusetts. The Company also entered into an agreement to terminate its existing lease under which the Company currently leases 38,536 square feet of office and laboratory space located at 38 Sidney Street, Cambridge, Massachusetts. The Company’s existing lease will terminate thirty days after the Commencement Date. The date on which the Company will become responsible for paying rent under the Lease (the “Commencement Date”) will be the earlier of May 15, 2015 or the date upon which the Company first begins conducting business at the new location. The Company’s existing lease will terminate thirty days after the Commencement Date. The initial lease term will be for a period of seven years from the Commencement Date. At the end of the lease term, the Company has the option to extend the Lease for two consecutive terms of five years at fair market rent at the time of the extension. The Lease agreement includes rent escalation clauses, a tenant improvement allowance of $11.2 million and access to temporary space located at the premises for no cost. The Company gained physical access to the leased space in September 2014 and began to record rent expense on a straight-line basis over the effective term of the Lease. The Company provided a standby letter of credit of $1.4 million as security for its obligations under the Lease which was issued in October 2014.

Future annual minimum lease payments due under the new and existing operating leases at December 31 of each year are as follows (in thousands):

2014	$677
2015	3,538
2016	4,318
2017	4,405
2018	4,493
Thereafter	15,826

$33,257

Rent expense was $0.7 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively and was $1.8 million and $1.6 million for the nine months ended September 30, 2014 and 2013, respectively. The operating leases require the Company to share in prorated operating expenses and property taxes based upon actual amounts incurred; those amounts are not fixed for future periods and, therefore, are not included in the future commitments listed above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Information

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated interim financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 and related notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 18, 2014. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this report. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a biopharmaceutical company committed to applying our scientific leadership in the field of cellular metabolism to transform the lives of patients with cancer and with rare genetic disorders of metabolism, which are a subset of orphan genetic metabolic diseases. Metabolism is a complex biological process involving the uptake and assimilation of nutrients in cells to produce energy and facilitate many of the processes required for cellular division and growth. We believe that dysregulation of normal cellular metabolism plays a crucial role in many diseases, including certain cancers and rare genetic disorders. We focus our efforts on using cellular metabolism, an unexploited area of biological research with disruptive potential, as a platform for developing potentially transformative small molecule medicines for cancer and rare genetic disorders.

The lead product candidates in our most advanced programs are aimed at druggable targets, which have undergone rigorous validation processes. Our most advanced cancer product candidates, AG-221 and AG-120, which target mutant isocitrate dehydrogenase 2 and 1, or IDH2 and IDH1, respectively. These mutations have been found in a wide range of hematological malignancies and solid tumors. The lead candidate in our rare genetic disorders program, AG-348, targets pyruvate kinase for the treatment of pyruvate kinase deficiency. Pyruvate kinase deficiency is a rare and often severe hemolytic anemia. All of our product candidates are in various stages of early clinical development.

We are leveraging our expertise in metabolic pathways to discover, validate, develop and potentially commercialize a pipeline of novel drug candidates with a focus in cancer and rare genetic disorders of metabolism. In April 2010, and subsequently amended in October 2011 and July 2014, we entered into a collaboration agreement with Celgene Corporation, or Celgene, focused specifically on cancer metabolism. Under the collaboration, we are leading discovery, preclinical and early clinical development for all cancer metabolism programs. The discovery phase of the collaboration expires in April 2015, subject to Celgene’s option to extend the discovery phase for up to one additional year.

Celgene has the option to obtain exclusive rights for the further development and commercialization of certain of these programs, and we will retain rights to the others. For the programs that Celgene chooses to license, we may elect to participate in a portion of sales and other commercialization activities for the medicines from such programs in the United States. In addition, for certain of these programs, we may elect to retain full rights to develop and commercialize medicines from these programs in the United States. In January 2014, we elected to exercise our option to retain development and commercialization rights to AG-120 in the United States. In June 2014, Celgene elected to exercise its option to an exclusive global license for development and commercialization of AG-221. Through September 30, 2014, we have received approximately $161.2 million in payments from Celgene and $62.7 million in equity investments under our agreements with Celgene. We are also eligible to receive an additional extension payment, if Celgene opts to extend the discovery phase, payments upon the successful achievement of specified milestones, reimbursements for certain development expenses and royalties on any product sales.

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

Since inception, we have incurred significant operating losses. Our net losses were $26.8 million and $27.0 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, we had an accumulated deficit of $140.3 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from year to year. We anticipate that our expenses will increase significantly as we continue to transition from IND-enabling studies to clinical development activities for our lead programs AG-221, AG-120, and AG-348; continue to discover and validate novel targets and drug product candidates; expand and protect our intellectual property portfolio; hire additional commercial, development and scientific personnel; and continue to operate as a publicly-traded company.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the near future. All of our revenue to date has been derived from our collaboration with Celgene and funding from research grant agreements. Through the date of the amendment of our collaboration agreement in July 2014, we were recognizing revenue related to the upfront license fee of $121.2 million, the implied premium of $3.1 million paid on the purchase of $8.8 million of Series B Convertible Preferred Stock, and the two $20.0 million extension payments received in October 2011 and May 2014 to extend the discovery phase until April 2015, ratably over the period over which we expected to fulfill our performance obligations, which we referred to as the performance period. As a result of the amendment, we were required to reevaluate the agreement under the current revenue recognition accounting guidance. Under this guidance, the best estimate of selling price of all undelivered units of accounting was estimated and was determined to be less than the combination of future contractual consideration to be received and the remaining deferred revenue balance at the amendment date. As a result, we immediately recognized revenue on the amendment date related to the excess of total consideration over the best estimate of selling price of undelivered elements. For the period January 1, 2014 through the amendment date, we recognized a total of $42.7 million in revenues under the previous accounting guidance and upon the modification. We recognized $8.0 million in revenues related to the units of accounting subsequent to the modification date. We recognized total revenues of $33.9 million and $50.7 million in connection with the Celgene collaboration during the three and nine months ended September 30, 2014 respectively.

We will receive additional consideration under our collaboration agreement with Celgene related to certain development services to be performed. We may also be eligible to receive an additional $20.0 million extension payment in the event Celgene elects to extend the discovery phase until April 2016. We may also receive future milestone or royalty payments under the Celgene collaboration agreement. We expect that any revenue we generate from our collaboration agreement will fluctuate from quarter to quarter as a result of our analysis of each unit of accounting, primarily from the timing of revenue recognition related to the delivery of the license for AG-120, and the uncertain timing and amount of milestone payments, royalties and other payments.

In the future, we will seek to generate revenue from a combination of product sales and upfront payments, extension payments, cost reimbursements, milestone payments, and royalties on future product sales in connection with our Celgene collaboration or other strategic relationships.

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

We have conducted exploratory pharmacology studies to develop a model of IDH2 mutant-induced tumorigenesis and to characterize the binding, inhibition, and selectivity of AG-221. We have demonstrated in in vitro experiments and in in vivo models that exposure to AG-221 reduces the oncometabolite 2-hydroxyglutarate (2HG) levels to those found in normal cells and reverses 2HG-induced histone hypermethylation. Targeted inhibition of the IDH2 mutant also reversed the differentiation block in both TF-1 leukemia cells and primary AML cells derived from patients, thereby promoting normal differentiation to cells along the erythroid and myeloid lineage, respectively. During 2013, we successfully completed IND-enabling studies on AG-221. The molecule has excellent pharmacological properties with a wide therapeutic index.

In September 2013, we initiated our first phase 1 study for AG-221 in patients with advanced hematologic malignancies with an IDH2 mutation. In October 2014, we initiated four expansion cohorts in our ongoing phase 1 study of AG-221 in patients with IDH2-mutant hematologic malignancies to assess the safety and tolerability of AG-221 at 100 mg once daily oral dose in approximately 100 patients with IDH2-mutant hematologic malignancies, including AML. The expansion cohorts will evaluate relapsed or refractory AML patients 60 years of age and older, relapsed or refractory AML patients under age 60, untreated AML patients who decline standard of care chemotherapy and patients with other IDH2-mutant positive advanced hematologic malignancies. In October 2014, we announced the initiation of a phase 1/2 multicenter study of AG-221 in patients with advanced solid tumors, including gliomas, as well as angioimmunoblastic T-cell lymphoma (AITL), in each case, that carry an IDH2 mutation. This phase 1/2 multicenter, open-label, dose-escalation clinical trial of AG-221, which is being conducted by Agios, is designed to assess the safety, clinical activity, and tolerability of AG-221 among patients who have an IDH2-mutant advanced solid tumor. The phase 1/2 trial is expected to include a dose expansion phase where three cohorts of patients with glioma, AITL and other solid tumors that are IDH2 mutant-positive will receive AG-221 to further evaluate safety, tolerability and clinical activity in advanced solid tumors.

In April 2014, we reported initial findings from the first two cohorts of patients treated with AG-221. The initial data were presented during a symposium titled “Novel Immune and Targeted Therapies for Hematological Malignancies and Solid Tumors” at the AACR Annual Meeting 2014. As of March 20, 2014, a total of 22 patients with relapsed or refractory AML, which means that disease had progressed after or was refractory to between one and four prior therapies, were treated with either 30 mg or 50 mg of AG-221 orally twice daily. At the time of data submission to the AACR Annual Meeting 2014, seven of 10 patients were evaluable for efficacy as they had completed the first 28 day cycle of therapy. Within the first dose cohort at the 30 mg twice-daily dose, three patients did not complete a full 28-day cycle of therapy and died due to complications of disease-related infection common in patients with relapsed or refractory AML. Of the seven evaluable patients, six patients had investigator-assessed objective responses, including three patients who achieved complete remission (CR), two patients who achieved complete remission with incomplete platelet recovery (CRp) and one patient with a partial response (PR). A complete remission is determined by using well-established criteria, which requires no evidence of leukemia in the bone marrow and blood accompanied by full restoration of all blood counts to normal ranges. A complete remission with incomplete platelet recovery means all the criteria for CR are met except that platelet counts are outside of the normal range. Platelets are one of the three major types of blood cells. A partial response means all the criteria for CR are met except that the immature defective blood cells, or leukemia, in the bone marrow are in the 5% to 25% range and are decreased by at least 50% over pretreatment. One patient with a CR elected to be removed from the study to undergo a bone marrow transplant; all other patients with objective responses continued to receive the drug.

On June 14, 2014, we announced additional clinical data from the phase 1 study of AG-221, which included 35 patients with IDH2 mutant positive advanced hematologic malignancies. These data confirmed and built upon previously presented data on AG-221’s clinical activity, safety profile and unique mechanism of action. The data were presented at the 19th Congress of the European Hematology Association in Milan, Italy. The new data showed investigator-assessed objective responses in 14 out of 25 evaluable patients on AG-221 and an additional five patients with stable disease. In six patients who achieved a complete remission, evidence of durability was observed, ranging from one to four months in duration. AG-221 continued to show favorable drug exposure and pharmacokinetics at all doses tested with substantial reductions in plasma levels of 2HG. There were no discontinuations of AG-221 due to adverse events. The maximum tolerated dose had not yet been reached and the dose escalation continued. On October 15, 2014, we announced our plan to present additional clinical data from the ongoing AG-221 phase 1 study in advanced hematologic malignancies at the 2014 American Society of Hematology Annual Meeting.

On June 16, 2014, the U.S. Food and Drug Administration (FDA) granted us orphan drug designation for AG-221 for treatment of patients with AML. On August 13, 2014, we announced that the U.S. FDA granted Fast Track designation to AG-221 for treatment of patients with AML that harbor an IDH2 mutation.

AG-221’s mechanism of response observed to date is consistent with preclinical studies, including substantial reduction of plasma 2HG levels, as well as evidence of cellular differentiation and normalization of cell counts in the bone marrow and blood. This differentiation effect is distinct from that seen with traditional chemotherapeutics commonly used to treat AML.

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

AG-120: Lead IDH1 Program

AG-120 is an orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH1 mutations. Importantly, mutations in IDH1 have been identified in difficult to treat cancers such as chondrosarcoma and cholangiocarcinoma where both the treatment options and prognosis for patients are poor. These are examples of indications where the standard of care treatment options are limited, thus providing an opportunity for more rapid development of an IDH1 mutant inhibitor. Based on our preclinical in vitro and in vivo efficacy data, there is a clear rationale to develop AG-120 in defined target populations that harbor an IDH1 gene mutation. We successfully filed an IND for AG-120 that was accepted by the FDA. The molecule has excellent pharmacological properties with a wide therapeutic index. In March 2014, we initiated two phase 1 studies for AG-120, one in patients with advanced hematologic malignancies and the second in patients with advanced solid tumors; both trials will only enroll patients that carry an IDH1 mutation. We plan to present clinical data from the ongoing AG-120 phase 1 study in advanced hematologic malignancies at the 26th EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics on November 19, 2014 in Barcelona, Spain.

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

AG-348: Pyruvate Kinase (PK) Deficiency Program

AG-348 is an orally available small molecule and a potent activator of the PKR enzyme, an isoform of PK that when mutated leads to PK deficiency, a rare and often severe hemolytic anemia. Preclinical in vitro data demonstrate that these activators can significantly enhance the activity and/or the stability of the majority of the common PKR mutants. This degree of enzyme activation leads to a meaningful correction of the metabolic imbalance normally found within mutant cells. Red blood cells have been obtained from patients with severe and moderate PK deficiency where ex vivo studies have demonstrated enzyme activation and metabolic improvement. We successfully completed IND-enabling studies and filed an IND for AG-348 that was accepted by the FDA. The molecule has excellent pharmacological properties with a projected wide therapeutic index. We initiated a single ascending dose (SAD)-escalation phase 1 clinical trial for AG-348 in healthy volunteers in April 2014 and initiated a multiple ascending dose (MAD)-escalation phase 1 clinical trial for healthy volunteers in June 2014. The SAD trial is complete and has met its primary endpoint. The MAD trial, while still ongoing, has also met its primary endpoint. The primary endpoint is defined in the protocol to identify a safe and pharmacodynamically active dose and schedule for AG-348 to be used in subsequent clinical studies in patients with pyruvate kinase deficiency. We plan to present clinical data from the ongoing AG-348 phase 1 study at the 2014 American Society of Hematology Annual Meeting.

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

We track our internal and external research and development costs on a program-by-program basis. We use our employee and infrastructure resources across multiple research and development programs, and we allocate internal employee-related and infrastructure costs, as well as certain third-party costs, to each of these programs based on the personnel resources allocated to such program. Our research and development expenses, by major program for the three and nine months ended September 30, 2014 and 2013, are outlined in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
IDH2 (AG-221)	$5,632	$2,128	$15,039	$7,734
IDH1 (AG-120)	5,690	2,958	14,222	8,270
PK deficiency (AG-348)	3,801	2,302	10,789	4,920
Other research and platform programs	10,403	7,415	25,459	18,299

Total research and development expenses	$25,526	$14,803	$65,509	$39,223

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

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. Management has determined that our most critical accounting policies are those relating to revenue recognition, income taxes, accrued research and development expenses and stock-based compensation. In July 2014, we amended our collaboration agreement with Celgene. As a result of our conclusion that the arrangement was materially modified, we are required to apply the provisions of ASU No. 2009-13, Multiple-Element Revenue Arrangements, and will recognize revenue under this guidance on a prospective basis.

There have been no other significant changes to our critical accounting policies discussed in the Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Comparison of Three Months Ended September 30, 2014 and 2013

The following table summarizes our results of operations for the three months ended September 30, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,
(in thousands)	2014	2013	Dollar Change	% Change
Total revenue	$33,900	$6,268	$27,632	441%
Operating expenses:
Research and development	25,526	14,803	10,723	72
General and administrative	5,166	2,534	2,632	104

Income (loss) from operations	3,208	(11,069)	14,277	(129)
Interest income	48	13	35	269
Provision (benefit) for income taxes	(448)	121	(569)	(470)

Net income (loss)	$3,704	$(11,177)	$14,881	(133)%

Revenue. Revenue increased by $27.6 million to $33.9 million for the three months ended September 30, 2014 from $6.3 million for the three months ended September 30, 2013, an increase of 441%. In July 2014, we amended our agreement with Celgene which resulted in the application of new accounting guidance to the agreement. Prior to the amendment, arrangement consideration was recognized ratably over the estimated period of performance. As a result of the amendment, we were required to reevaluate the agreement under the current revenue recognition accounting guidance. Under this guidance, the best estimate of selling price of all undelivered units of accounting was estimated and was determined to be less than the combination of future contractual consideration to be received and the remaining deferred revenue balance at the amendment date. As a result, we immediately recognized revenue on the amendment date related to the excess of total consideration over the best estimate of selling price of undelivered elements, which fundamentally relates to previously delivered elements under the agreement and includes the exclusive global license for development and commercialization of AG-221 and the reimbursement of on-going development costs related to AG-221 through the amendment date. For the three months ended September 30, 2014, we recognized a total of $25.9 million in revenue under the previous accounting guidance and upon the modification. We recognized $8.0 million in revenue related to the units of accounting subsequent to the modification date.

Research and development expense. Research and development expense increased by $10.7 million to $25.5 million for the three months ended September 30, 2014 from $14.8 million for the three months ended September 30, 2013, an increase of 72%. The increase in research and development expenses was attributable to an increase of $8.1 million in external services and $2.6 million in internal expenses. The increase in external services for the three months ended September 30, 2014 was attributable to the following:

•	approximately $3.0 million, $2.2 million and $1.7 million for external phase 1 clinical studies and manufacturing activities for our lead product candidates targeting IDH2, IDH1 and PK deficiency, respectively; and

•	approximately $1.2 million of costs related to other early research and platform programs.

We incurred approximately $2.6 million of additional internal research and development expenses related to the following:

•	an increase of $1.9 million in personnel costs related to an increase in our internal headcount of 21%, which includes an increase of $0.5 million in stock-based compensation expense; and

•	approximately $0.6 million for facilities and other related expenses, and $0.1 million for research materials related to our expanded research efforts.

General and administrative expense. General and administrative expenses increased by $2.6 million to $5.1 million for the three months ended September 30, 2014 from $2.5 million for the three months ended September 30, 2013, an increase of 104%. The increase in general and administrative expenses was primarily attributable to the following:

•	an increase of $1.5 million in personnel costs related to an increase in our internal headcount by 27% which includes an increase of $1.2 million for stock-based compensation expense;

•	an increase of $1.0 million in professional service costs and insurance costs; and

•	an increase of $0.1 million in certain operating expenses, including consulting and facility costs.

Interest income. Interest income increased by $35,000 to $48,000 for the three months ended September 30, 2014 from $13,000 for the three months ended September 30, 2013, an increase of 269%. The increase is attributable to interest earned on the net proceeds from our IPO in July 2013 and the follow-on offering in April 2014.

(Benefit) provision for income tax. The (benefit) provision for income taxes increased by $0.6 million to a $0.5 million benefit for the three months ended September 30, 2014, from a $0.1 million provision for income taxes for the three months ended September 30, 2013. In January 2014, we paid $6.0 million as payment in full of our U.S. federal income tax liability related to the year ended December 31, 2011, including $1.5 million of interest and penalties accrued. The increase in our benefit for income taxes for the three months ended September 30, 2014 was attributable to an abatement received in August 2014 from the Internal Revenue Service of $0.5 million related to penalties previously paid. For the three months ended September 30, 2013, the provision for income taxes was primarily attributable to penalties and interest accrued for the non-payment of U.S. federal income taxes.

Comparison of Nine Months ended September 30, 2014 and 2013

The following table summarizes our results of operations for the nine months ended September 30, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,
(in thousands)	2014	2013	Dollar Change	% Change
Total revenue	$50,722	$18,804	$31,918	170%
Operating expenses:
Research and development	65,509	39,223	26,286	67
General and administrative	12,619	6,222	6,397	103

Loss from operations	(27,406)	(26,641)	(765)	3
Interest income	118	26	92	354
Provision (benefit) for income taxes	(448)	410	(858)	(209)

Net loss	$(26,840)	$(27,025)	$185	(1)%

Revenue. Revenue increased by $31.9 million to $50.7 million for the nine months ended September 30, 2014 from $18.8 million for the nine months ended September 30, 2013, an increase of 170%. In July 2014, we amended our agreement with Celgene which resulted in the application of new accounting guidance to the agreement. Prior to the amendment, arrangement consideration was recognized ratably over the estimated period of performance. As a result of the amendment, we were required to reevaluate the agreement under the current revenue recognition accounting guidance. Under this guidance, the best estimate of selling price of all undelivered units of accounting was estimated and determined to be less than the combination of future contractual consideration to be received and the remaining deferred revenue balance at the amendment date. As a result we immediately recognized revenues on the amendment date related to the excess of total consideration over the best estimate of selling price of undelivered elements, which fundamentally relates to previously delivered elements under the agreement which includes the exclusive global license for development and commercialization of AG-221 and on-going development costs related to AG-221 through the amendment date. For the period January 1, 2014 through the amendment date, we recognized a total of $42.7 million in revenue under the previous accounting guidance and upon the modification. We recognized $8.0 million in revenue related to the units of accounting subsequent to the modification date. We recognized total revenues of $50.7 million in connection with the Celgene collaboration during the nine months ended September 30, 2014.

Research and development expense. Research and development expense increased by $26.3 million to $65.5 million for the nine months ended September 30, 2014 from $39.2 million for the nine months ended September 30, 2013, an increase of 67%. The increase in research and development expenses was attributable to an increase of $19.1 million in external services and $7.2 million in internal expenses. The increase in external services for the nine months ended September 30, 2014 was attributable to the following:

•	approximately $9.0 million of external costs related to phase 1 clinical studies, IND-enabling preclinical studies and manufacturing activities for our lead product candidates targeting IDH1 and PK deficiency;

•	approximately $6.5 million of external costs for phase 1 clinical studies and manufacturing activities for our lead product candidate targeting IDH2; and

•	approximately $3.6 million of costs related to other early research and platform programs.

We incurred approximately $7.2 million of additional internal research and development expenses related to the following:

•	an increase of $6.0 million in personnel costs related to an increase in our internal headcount by 21% which includes an increase of $2.5 million for stock-based compensation expense; and

•	approximately $1.0 million for facilities and other related expenses, and $0.2 million for research materials related to our expanded research efforts.

General and administrative expense. General and administrative expenses increased by $6.4 million to $12.6 million for the nine months ended September 30, 2014 from $6.2 million for the nine months ended September 30, 2013, an increase of 103%. The increase in general and administrative expenses was primarily attributable to the following:

•	an increase of $3.6 million in personnel costs related to an increase in our internal headcount by 27% which includes an increase of $2.4 million for stock-based compensation expense;

•	an increase of $2.3 million in professional service costs and insurance costs related to being a public company; and

•	an increase of $0.5 million in certain operating expenses, including travel and facility costs.

Interest income. Interest income increased $92,000 to $118,000 for the nine months ended September 30, 2014 from $26,000 for the nine months ended September 30, 2013, an increase of 354%. The increase is attributable to interest earned on the net proceeds from our IPO in July 2013 and the follow-on offering in April 2014.

(Benefit) provision for income tax. The (benefit) provision for income taxes increased by $0.9 million to a $0.5 million benefit for the nine months ended September 30, 2014, from a $0.4 million provision for income taxes for the nine months ended September 30, 2013. In January 2014, we paid $6.0 million as payment in full of our U.S. federal income tax liability related to the year ended December 31, 2011, including $1.5 million of interest and penalties accrued. The increase in our benefit for income taxes for the nine months ended September 30, 2014 was attributable to an abatement received in August 2014 from the Internal Revenue Service of $0.5 million related to penalties previously paid. For the nine months ended September 30, 2013, the provision for income taxes was primarily attributable to penalties and interest accrued for the non-payment of U.S. federal income taxes.

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

Since our inception, and through September 30, 2014, we have raised an aggregate of approximately $499.6 million to fund our operations, of which approximately $161.2 million was received through upfront and extension payments related to our collaboration agreement with Celgene, approximately $120.0 million was received from the issuance of preferred stock, $111.0 million was received from the IPO, after deducting underwriting discounts, commissions, and expenses, approximately $12.8 million was received from the concurrent private placement of common stock to an affiliate of Celgene, and $94.7 million was received through our follow-on offering after deducting underwriting discounts, commissions and expenses. As of September 30, 2014, we had $237.9 million in cash, cash equivalents and marketable securities.

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn a significant amount of milestone payments and are entitled to cost reimbursement under our collaboration agreement with Celgene, including $18.7 million which was due as of September 30, 2014 and subsequently received in October 2014. Our ability to earn the milestone payments and cost reimbursements and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory, and commercial activities and are uncertain at this time. Our right to payments under our collaboration agreement is our only committed potential external source of funds.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended, September 30,
(in thousands)	2014	2013
Net cash used in operating activities	$(51,578)	$(42,783)
Net cash used in investing activities	(46,034)	(66,807)
Net cash provided by financing activities	96,101	124,304

Net increase (decrease) in cash and cash equivalents	$(1,511)	$14,714

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from funding our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $51.6 million during the nine months ended September 30, 2014 compared to $42.8 million during the nine months ended September 30, 2013. The increase in cash used in operating activities was primarily attributable to increased operating expenses which primarily relates to increases in Clinical study costs due to advancements in our three lead programs and increased staffing needs due to the expanding operations. In addition, we made a $6.0 million payment for our U.S. federal income tax obligations in January 2014. Our net loss was significantly reduced by revenue recognized due to the modification of the collaboration agreement with Celgene, however, no cash was received during the period related to this activity.

Net Cash Used in Investing Activities

Net cash used in investing activities was $46.0 million during the nine months ended September 30, 2014 compared to cash used in investing activities of $66.8 million during the nine months ended September 30, 2013. The cash used in investing activities for the nine months ended September 30, 2014 and 2013 was primarily the result of higher purchases of marketable securities than proceeds from maturities and sales of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $96.1 million during the nine months ended September 30, 2014 compared to $124.3 million during the nine months ended September 30, 2013. The cash provided by financing activities for the nine months ended September 30, 2014 was primarily the result of the proceeds from the follow-on public offering, net of underwriting discounts, commissions and offering costs. The cash provided by financing activities for the nine months ended September 30, 2013 was primarily the result of proceeds from the initial public offering, net of underwriting discounts, commissions and expenses and proceeds from the private placement.

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

Contractual Obligations

During the nine months ended September 30, 2014, we entered into agreements in the normal course of business with contract research organizations for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are cancelable at any time by us, generally upon 30 days’ prior written notice to the vendor. Under these agreements, as of September 30, 2014 we are obligated to pay up to $29.2 million to these vendors.

Operating Lease

On September 15, 2014, we entered into an operating lease agreement for 74,498 square feet of office and laboratory space located at 88 Sidney Street, Cambridge, Massachusetts. We also entered into an agreement to terminate our existing lease under which we currently lease 38,536 square feet of office and laboratory space located at 38 Sidney Street, Cambridge, Massachusetts. The date on which we will become responsible for paying rent under the new lease, which we refer to as the commencement date, will be the earlier of May 15, 2015 or the date upon which we first begin conducting business at the new location. Our existing lease will terminate thirty days after the commencement date. The initial lease term will be for a period of seven years from the commencement date. At the end of the lease term, we have the option to extend the lease for two consecutive terms of five years at fair market rent at the time of the extension. The lease agreement includes rent escalation clauses, a tenant improvement allowance of $11.2 million and access to temporary space located at the premises for no cost. We gained physical access to the leased space in September 2014 and began to record rent expense on a straight-line basis over the effective term of the lease. We provided a standby letter of credit of $1.4 million as security for our obligations under the lease, which was issued in October 2014.

Future annual minimum lease payments due under the new and existing operating leases at December 31 of each year are as follows (in thousands):

2014	$677
2015	3,538
2016	4,318
2017	4,405
2018	4,493
Thereafter	15,826

$33,257

There were no other material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2014 and December 31, 2013, we had cash, cash equivalents and marketable securities of $237.9 million and $193.9 million, respectively, consisting primarily of investments in U.S. Treasuries and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 10% change in interest rates would have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with CROs that are located in Asia and Europe, which are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2014 and December 31, 2013, we had minimal or no liabilities denominated in foreign currencies.

Item 4.	Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2014, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained herein, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The risks described are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the quarter ended December 31, 2013.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net losses were $39.4 million, $20.1 million and $23.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, and $26.8 million for the nine months ended September 30, 2014. As of September 30, 2014, we had an accumulated deficit of $140.3 million. We have financed our operations primarily through private placements of our preferred stock, our initial public offering and the concurrent private placement, our follow-on public offering and our collaboration with Celgene focused on cancer metabolism. We have devoted substantially all of our efforts to research and development. We are in early stages of clinical development of our product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. Although we may from time to time report profitable results, such as during the three months ended September 30, 2014, which was the result of the recognition of previously deferred collaboration revenue, we generally expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

To become and remain profitable, we must develop and eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those medicines for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. We are currently only in early clinical testing stages for our product candidates. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

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

We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2014, the $3.8 million in anticipated refundable income taxes, anticipated interest income and anticipated expense reimbursements under our collaboration agreement with Celgene, will fund our operating expenses and capital expenditure requirements until at least mid-2017. Our future capital requirements will depend on many factors, including:

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

We are an early clinical-stage company. We were founded in the second half of 2007 and commenced operations in late 2008. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical and early clinical studies of our product candidates. All of our product candidates are still in preclinical and early clinical development. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop one new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our scientific approach focuses on using our proprietary technology to identify key metabolic enzymes in cancer, rare genetic disorders, which we refer to as RGDs, of metabolism or other diseased cells in the laboratory and then using these key enzymes to screen for and identify product candidates targeting cellular metabolism.

Any medicines that we develop may not effectively correct metabolic pathways. Even if we are able to develop a product candidate that targets cellular metabolism in preclinical studies, we may not succeed in demonstrating safety and efficacy of the product candidate in human clinical trials. Our focus on using our proprietary technology to screen for and identify product candidates targeting cellular metabolism may not result in the discovery and development of commercially viable medicines to treat cancer or RGDs.

We may not be successful in our efforts to identify or discover potential product candidates.

A key element of our strategy is to identify and test compounds that target cellular metabolism in a variety of different types of cancer and RGDs. A significant portion of the research that we are conducting involves new compounds and drug discovery methods, including our proprietary technology. The drug discovery that we are conducting using our proprietary technology may not be successful in identifying compounds that are useful in treating cancer or RGDs. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

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

We have invested a significant portion of our efforts and financial resources in the identification of our most advanced product candidates, AG-221 and AG-120 for the treatment of hematological and solid tumors and AG-348 for the treatment of PK deficiency. We initiated phase 1 studies for our most advanced product candidates, AG-221, AG-120 and AG-348. We have not commenced clinical trials for any of our other product candidates. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of these product candidates by us and our collaborators. The success of our product candidates will depend on many factors, including the following:

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

If we or our collaborators do not achieve one or more of these factors in a timely manner or at all, we or our collaborators could experience significant delays or an inability to successfully commercialize our most advanced product candidates, AG-221, AG-120 and AG-348, which would materially harm our business.

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

We or our collaborators may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	regulators or institutional review boards may not authorize us, our collaborators or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we or our collaborators may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	clinical trials of our product candidates may produce negative or inconclusive results, and we or our collaborators may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate; enrollment in these clinical trials, which may be particularly challenging for some of the orphan diseases we target in our RGD programs, may be slower than we anticipate; or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	third-party contractors used by us or our collaborators may fail to comply with regulatory requirements or meet their contractual obligations in a timely manner, or at all;

•	we or our collaborators might have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

•	regulators, institutional review boards, or the data safety monitoring board, or DSMB, for such trials may require that we, our collaborators or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than anticipated;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us, our collaborators or our investigators, regulators or institutional review boards to suspend or terminate the trials.

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

We or our collaborators may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States. Enrollment may be particularly challenging for some of the orphan diseases we target in our RGD programs. In addition, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

All of our product candidates are still in early-clinical stage development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early stage testing for treating cancer, RGDs or other diseases have later been found to cause side effects that prevented further development of the compound.

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

Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drug candidates, we believe that our success may depend, in part, on our ability to develop companion diagnostics, which are assays or tests to identify an appropriate patient population for these drug candidates. There has been limited success to date industry-wide in developing these types of companion diagnostics. To be successful, we need to address a number of scientific, technical and logistical challenges. We have little experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with any of our therapeutic product candidates that receive marketing approval. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United

States as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing diagnostics, we expect to rely in part or in whole on third parties for their design and manufacture. We also depend on Celgene for the development of diagnostics for some of our cancer therapeutic product candidates. If we, Celgene or any third parties that we or Celgene engage to assist us, are unable to successfully develop companion diagnostics for our therapeutic product candidates, or experience delays in doing so:

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and we and our collaborators will face competition with respect to any product candidates that we or they may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates, such as acute myelogenous leukemia and high risk myelodysplasia. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches, for example, in the area of RGDs. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

We are also pursuing product candidates to treat patients with RGDs. There are a variety of treatment options available, including a number of marketed enzyme replacement therapies, for treating patients with RGDs. In addition to currently marketed therapies, there are also a number of products that are either enzyme replacement therapies or gene therapies in various stages of clinical development to treat RGDs. These products in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval.

There are also a number of product candidates in preclinical development by third parties to treat cancer and RGDs by targeting cellular metabolism. These companies include large pharmaceutical companies, including AstraZeneca plc, Eli Lilly and Company, Roche Holdings Inc. and its subsidiary Genentech, Inc., GlaxoSmithKline plc, Merck & Co., Novartis International AG, Pfizer, Inc., and Genzyme, a Sanofi company. There are also biotechnology companies of various size that are developing therapies to target cellular metabolism, including Alexion Pharmaceuticals, Inc., BioMarin Pharmaceutical Inc., Calithera Biosciences, Inc., Cornerstone Pharmaceuticals, Inc., Forma Therapeutics Holdings LLC, Shire Biochem Inc. and Raze Therapeutics. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Collaborations involving our product candidates, including our collaboration with Celgene, pose the following risks to us:

•	Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations. For example, under our collaboration with Celgene, development and commercialization plans and strategies for licensed programs, such as AG-221, will be conducted in accordance with a plan and budget approved by a joint committee comprised of equal numbers of representatives from each of us and Celgene.

•	Collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities. For example, it is possible for Celgene to elect not to progress into preclinical development a product candidate that we have nominated and the joint research committee, or JRC, confirmed, without triggering a termination of the collaboration arrangement.

•	Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing. For example, under our agreement with Celgene, it is possible for Celgene to terminate the agreement, upon 90 days prior written notice, with respect to any product candidate at any point in the research, development and clinical trial process, without triggering a termination of the remainder of the collaboration arrangement.

•	Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our medicines or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.

•	A collaborator with marketing and distribution rights to one or more medicines may not commit sufficient resources to the marketing and distribution of such medicine or medicines.

•	Collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation. For example, Celgene has the first right to maintain or defend our intellectual property rights under our collaboration arrangement with respect to certain licensed programs and, although we may have the right to assume the maintenance and defense of our intellectual property rights if Celgene does not, our ability to do so may be compromised by Celgene’s actions.

•	Disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our medicines or product candidates or that result in costly litigation or arbitration that diverts management attention and resources.

•	We may lose certain valuable rights under circumstances identified in our collaborations, including, in the case of our agreement with Celgene, if we undergo a change of control.

•	Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. For example, Celgene can terminate its agreement with us, in its entirety or with respect to any program, upon 90 days’ notice and can terminate the entire agreement with us in connection with a material breach of the agreement by us that remains uncured for 60 days.

•	Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary medicines and technology. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and medicines that are important to our business. To date, we do not own or have any rights to issued patents that cover each of our most advanced product candidates, AG-221, AG-120, and AG-348, and we cannot be certain that we will secure rights to issued patents with claims that cover each of our proprietary medicines and technologies.

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

We are highly dependent on David Schenkein, M.D., our chief executive officer, J. Duncan Higgons, our chief operating officer, Scott Biller, Ph.D., our chief scientific officer, and Christopher Bowden, M.D., our chief medical officer, as well as the other principal members of our management and scientific teams. Drs. Schenkein, Biller and Bowden, and Mr. Higgons are employed “at will,” meaning we or they may terminate the employment relationship at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state health-care fraud and abuse laws and regulations, report financial information or data accurately, disclose unauthorized activities to us, or comply with securities laws. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, including for illegal insider trading activities, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

As of November 6, 2014 our executive officers, directors and a small number of our stockholders own more than a majority of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

The trading price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering in July 2013 the price of our common stock on the NASDAQ Global Select Market has ranged from $15.77 per share to $88.82 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Pursuant to our stock incentive plan(s), our compensation committee (or its designee) and board of directors are authorized to grant equity-based incentive awards to our employees, directors and consultants. As of November 6, 2014, the number of shares of our common stock available for future grant under our 2013 Stock Incentive Plan, or the 2013 Plan, is 702,726.

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

As of September 30, 2014, we have used approximately $97.6 million of the net offering proceeds primarily to fund the costs of phase 1 clinical development of AG-221, AG-120, and AG-348, to fund research and development to advance our pipeline of earlier-stage cancer metabolism and RGD programs and for working capital and general corporate purposes. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. We are holding a significant portion of the balance of the net proceeds from the offering in money market funds and current- and non-current investments. Our use of the net offering proceeds to date is consistent with the use of proceeds described in our prospectus filed with the SEC pursuant to Rule 424(b)(4) on July 24, 2013, or the prospectus, and there has been no material change in our planned use of the balance of the net proceeds from the offering described in the prospectus.

Item 6.	Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGIOS PHARMACEUTICALS, INC.

Date: November 7, 2014	By:	/s/ David P. Schenkein
David P. Schenkein Chief Executive Officer (principal executive officer)

Date: November 7, 2014	By:	/s/ Glenn Goddard
Glenn Goddard Senior Vice President, Finance (principal financial and accounting officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation	8-K	001-36014	July 29, 2013	3.1

3.2	Amended and Restated By-Laws	8-K	001-36014	July 29, 2013	3.2

10.1	Lease for 88 Sidney Street, dated September 15, 2014, by and between Agios Pharmaceuticals, Inc. and Forest City 88 Sidney, LLC	8-K	001-36014	September 15, 2014	10.1

10.2	Termination of Lease, dated September 15, 2014, by and between Agios Pharmaceuticals, Inc. and 38 Sidney Street Limited Partnership	8-K	001-36014	September 15, 2014	10.2

31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X