Form 10-K
period 2014-12-31
AGIOS PHARMACEUTICALS INC
filed 2015-02-24
CIK 1439222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2014 (based on the last reported sale price on the NASDAQ Global Select Market as of such date) was $876,210,178.

As of February 20, 2015, there were 37,218,456 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

References to Agios

Throughout this Annual Report on Form 10-K, the “Company,” “Agios,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Agios Pharmaceuticals, Inc. and its consolidated subsidiary, and “our board of directors” refers to the board of directors of Agios Pharmaceuticals, Inc.

Forward-Looking Information

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs;

•	the potential of IDH1/IDH2 and pyruvate kinase-R mutations as therapeutic targets;

•	the potential benefits of our product candidates targeting IDH1/IDH2 or pyruvate kinase-R mutations, including AG-120, AG-221, and AG-348;

•	our plans to develop and commercialize our product candidates;

•	our collaboration with Celgene Corporation;

•	our ability to establish and maintain additional collaborations or obtain additional funding;

•	the timing or likelihood of regulatory filings and approvals;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our competitive position;

•	our intellectual property position;

•	developments and projections relating to our competitors and our industry; and

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

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

Item 1. Business

We are a biopharmaceutical company committed to applying our scientific leadership in the field of cellular metabolism to transform the lives of patients with cancer and rare genetic disorders of metabolism, or RGDs, which are a subset of rare genetic diseases. Metabolism is a complex biological process involving the uptake and assimilation of nutrients in cells to produce energy and facilitate many of the processes required for cellular division and growth. We believe that dysregulation of normal cellular metabolism plays a crucial role in many diseases, including certain cancers and RGDs. We focus our efforts on using cellular metabolism an unexploited area of biological research with disruptive potential, as a platform for developing potentially transformative small molecule medicines. Our most advanced cancer product candidates, AG-221 and AG-120, target mutant isocitrate dehydrogenase 2 and 1, or IDH2 and IDH1, respectively. These mutations have been found in a wide range of hematological malignancies and solid tumors. The lead candidate in our RGD program, AG-348, targets pyruvate kinase-R for the treatment of pyruvate kinase deficiency. Pyruvate kinase deficiency is a rare genetic disorder that often results in severe hemolytic anemia due to inherited mutations in the pyruvate kinase-R enzyme within red blood cells.

Our ability to identify, validate and drug novel targets is enabled by a set of core capabilities. Key proprietary aspects of our core capabilities in cellular metabolism include our ability to measure the activities of numerous metabolic pathways in cells or tissues in a high throughput fashion and our expertise in “flux biochemistry.” This refers to the dynamic analysis of how metabolites, which are intermediates or small molecule products of metabolism, accumulate or diminish as they are created or chemically altered by multiple networks of metabolic enzymes. Complex mathematical modeling of metabolic pathways, enzymatic activity and the flux of metabolites through metabolic enzymatic reactions within diseased tissues allow us to identify novel biological parameters that can be measured to characterize a disease state or the effect of therapy, or biomarkers, and targets for drug discovery. The clinical development strategy for all of our product candidates includes a precision approach with initial study designs that allow for genetically or biomarker defined patient populations, enabling the potential for proof of concept early in clinical development, along with the potential for accelerated approval.

Our strategy

We aim to build a multi-product company, based on our expertise in cellular metabolism, that discovers, develops and commercializes first- and best-in-class medicines to treat cancer and RGDs. Key elements of our strategy include:

•	Aggressively pursuing the development of novel medicines to transform the lives of patients with cancer and RGDs.

•	Maintaining our competitive advantage and singular focus in the field of cellular metabolism.

•	Continuing to build a product engine for cancer and RGDs to generate novel and important medicines.

•	Building a preeminent independent biopharmaceutical company by engaging in discovery, development and commercialization of our medicines.

•	Maintaining a commitment to precision medicine in drug development.

Our Guiding Principles

We aim to build a long-term company with a disciplined focus on developing medicines that transform the lives of patients with cancer and RGDs. We maintain a culture of high integrity that embraces the following guiding principles, which we believe will provide long-term benefits for all our stakeholders:

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

Cellular Metabolism

Cellular metabolism refers to the set of life-sustaining chemical transformations within the cells of living organisms. The conversion of nutrients into energy via enzyme-catalyzed reactions allows organisms to grow and reproduce, maintain their structures, and respond to their environments. The chemical reactions of metabolism are organized into metabolic pathways, in which one chemical is transformed through a series of steps into another chemical, by a sequence of enzymes. Enzymes catalyze quick and efficient reactions, serve as key regulators of metabolic pathways, and respond to changes in the cell’s environment or signals from other cells. We believe our deep understanding of metabolic pathways within normal cells enables us to identify altered metabolic pathways within abnormal cells such as in rapidly proliferating cancers and RGDs.

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

Cancer and cancer metabolism

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

The most common methods of treating patients with cancer are surgery, radiation and drug therapy. A cancer patient often receives treatment with a combination of these methods. These treatment regimens are often associated with side effects, including fatigue, infection, nausea and vomiting and pain. Surgery and radiation therapy are particularly effective in patients in whom the disease is localized. Physicians generally use systemic drug therapies in situations in which the cancer has spread beyond the primary site or cannot otherwise be treated through surgery. The goal of drug therapy is to kill cancer cells or to damage cellular components required for rapid growth and survival of cancer cells. In many cases, drug therapy entails the administration of several different drugs in combination. Over the past several decades, drug therapy has evolved from non-specific drugs that kill both healthy and cancerous cells to drugs that target specific molecular pathways involved in cancer.

Cytotoxic chemotherapies

The earliest approach to cancer treatment was to develop drugs, referred to as cytotoxic drugs, that kill rapidly proliferating cancer cells through non-specific mechanisms, such as disrupting cell metabolism or causing damage to cellular components required for survival and rapid growth. While these drugs, (e.g., CYTOXAN®, Adriamycin®) have been effective in the treatment of some cancers they act in an indiscriminate manner, killing healthy as well as cancerous cells. Due to their mechanism of action, many cytotoxic drugs have a narrow dose range above which the toxicity causes unacceptable or even fatal levels of damage and below which the drugs are not effective in eradicating cancer cells.

Targeted therapies

The next approach to pharmacological cancer treatment was to develop drugs, referred to as targeted therapeutics, that target specific biological molecules in the human body that play a role in rapid cell growth and the spread of cancer. Targeted therapeutics are designed to preferentially kill cancer cells and spare normal cells, to improve efficacy and minimize side effects. The drugs are designed to either attack a target that causes uncontrolled growth of cancer cells because of either a specific genetic alteration primarily found in cancer cells but not in normal cells or a target that cancer cells are more dependent on for their growth in comparison to normal cells. Examples of effective targeted therapies include Herceptin®, Avastin® and Zelboraf®.

Emerging areas

Several new approaches to develop novel cancer treatments are underway. They include: treatment with drugs or other methods that stimulate the normal immune system to attack the cancer (immuno-oncology); antibody drug conjugates (e.g., Kadcyla®) that carry a powerful chemotherapy payload that is only released into the cancer cell; and drugs that target the changes in gene activity that occurs in cancer cells (epigenetics).

Cancer metabolism is a new and exciting field of biology that provides a fundamentally different approach to treating cancer. Cancers become addicted to certain fuel sources and inherently alter their cellular machinery to change how they consume and utilize nutrients. Cancer cells increase the transport of nutrients into the cell by 200-400 fold compared to normal cells while also mutating metabolic enzymes to generate metabolites that fuel growth and altering gene expression of enzymes to divert energy production. Collectively, these changes afford cancer cells the ability to generate the building blocks that drive tumor growth. Inhibiting key enzymes in cancer cell specific metabolic pathways has the potential to disrupt tumor cell proliferation and survival without affecting normal cells, thus providing a powerful new intervention point for discovery and development of novel targeted cancer therapeutics. Our research is directed at identifying such metabolic targets and discovering medicines against them.

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

The metabolic rewiring of cancer cells can also be linked to specific genetic alterations in oncogenes (which are genes that transform normal cells into tumor cells) and tumor suppressor genes (which are genes that are anti-oncogenic) responsible for cell signaling. These mutations in signaling pathways can drive excessive uptake of nutrients and altered metabolic pathways, thereby causing cancer formation. This cross-talk between cell signaling and metabolism offers multiple opportunities to treat cancer by combining our therapies directed against metabolic enzymes with existing or emerging standards of care.

Rare genetic disorders of metabolism

Rare genetic disorders of metabolism, or RGDs, are a broad group of more than 600 orphan genetic diseases caused by mutations of single metabolic genes. In these disorders, the defect of a single metabolic enzyme disrupts the normal functioning of a metabolic pathway, leading to either aberrant accumulation of “upstream” metabolites which may be toxic or interfere with normal function or reduced ability to synthesize essential “downstream” metabolites or other critical cellular components. RGDs are also referred to as congenital metabolic diseases or rare genetic metabolic diseases.

Most of these diseases are rare or ultra-rare orphan diseases, often with severe or life-threatening features. A disorder is considered orphan if it affects fewer than 200,000 people in the United States, or fewer than five per

10,000 people in the European Union. In a study in British Columbia, the overall incidence of RGDs was estimated to be 70 per 100,000 live births or one in 1,400 births, overall representing more than approximately 15% of single gene disorders in the population. Incidence of a single RGD can vary widely but is generally rare, usually equal to or less than one per 100,000 births. Many RGDs are likely to be under-diagnosed given the lack of available therapies or diagnostics and the rarity of the condition.

Current treatment options for these disorders are limited. Diet modification or nutrient supplementation can be beneficial in some RGDs. Several of these disorders, from a group known as lysosomal storage diseases, have been treated successfully with enzyme replacement therapy, or ERT, the therapeutic administration of a functional version of the defective enzyme. Examples of ERTs for lysosomal storage disorders include Fabrazyme® for Fabry disease, Myozome® for Pompe disease, Cerezyme® for Gaucher disease, and Elaprase® for Hunter syndrome.

Unfortunately, most mutations driving RGDs are intracellular and not amenable for treatment with enzyme replacement therapies. As a result, despite the promising progress made for patients with a small group of these diseases, the vast majority of patients with RGDs have few therapeutic options available, and the standard of care is palliative, meaning treatment of symptoms with no effect on underlying disease mechanisms. We are taking a novel small molecule approach to correct the metabolic defects within diseased cells with a goal of developing transformative medicines for patients.

We focus on RGDs that share the following common set of features:

•	single gene defect;

•	severe clinical presentation with evidence that disease damage is progressive but potentially reversible;

•	adequate number of patients for prospective clinical trials; and

•	an assessment of the target, based upon a detailed mutational, structural, and metabolomic analysis, to determine if a small molecule approach to correcting the disease is possible.

Precision Medicine Approach

Our understanding of cellular metabolism within diseased tissues enables the development of methods to measure the effect of a drug on the target of interest and the patient, or pharmacodynamic markers, and patient selection strategies for clinical development. Utilizing our approach we identify altered metabolic pathways within abnormal cells. Altered metabolic pathways generate disease-specific metabolic fingerprints, comprising patterns of metabolite levels, which are the amounts of particular metabolites, that can be exploited in both discovery and development of novel therapeutics. Metabolites make ideal biomarkers because they are readily measured in the target tissues and blood. Metabolic biomarkers can identify appropriate patients for clinical trials, serve as pharmacodynamics markers to characterize medicine/target engagement in patients, and permit the monitoring of patient response to therapy.

We will only progress our drug candidates forward into phase 1 trials if we have the ability to select patients who are most likely to respond to a given therapy based on genetic or metabolic biomarkers. While many factors are considered critical to maximize the probability of technical success in the drug development process, perhaps none is more important than identifying highly specific and selective molecules aimed at the best possible targets for therapy coupled with the patients most likely to respond to that therapy. Our goal is to develop increasing confidence in the target and the patient population prior to entering human clinical trials and then initiate those first human trials in a patient population that has been selected based on target dependence using a biomarker. This approach, known as personalized or precision medicine, is used in the industry to lead to the potential for clear proof of concept in early human trials, along with the potential for accelerated approval.

Our Development Programs

We believe that by leveraging our core capabilities in cellular metabolism combined with a precision medicine approach has significantly enhanced our ability to build a research and development engine that is focused in the therapeutic areas of cancer and RGDs. This engine has permitted us to discover proprietary first-in-class orally available small molecules as potential lead product candidates for each of several novel programs in development. All of our lead programs focus on diagnostically-identified patient populations with the potential for early clinical proof of concept and accelerated approval paths.

The following table summarizes key information about our most advanced product candidates as of February 1, 2015, each of which is described and discussed in further detail below:

Product Candidate	Biomarker(s)	Initial Indications	Stage of Development	Commercial Rights

Cancer metabolism:
AG-221 (IDH2 mutant inhibitor)	Genotyping of IDH2 mutation; 2HG	IDH2-mutant positive hematologic malignancies	Phase 1 study on- going; early clinical proof of concept achieved	Agios: milestones and royalties Celgene: worldwide

		IDH2-mutant positive solid tumors	Phase 1 study on- going	Agios: milestones and royalties Celgene: worldwide
AG-120 (IDH1 mutant inhibitor)	Genotyping of IDH1 mutation; 2HG	IDH1-mutant positive hematologic malignancies	Phase 1 study on- going; early clinical proof of concept achieved	Agios: Milestones, cross-royalties, and U.S. rights Celgene: ex-U.S. rights, cross-royalties
		IDH1-mutant positive solid tumors	Phase 1 study on- going	Agios: Milestones, cross-royalties, and U.S. rights Celgene: ex-U.S. rights, cross- royalties
Rare genetic disorders of metabolism:
AG-348 (Pyruvate kinase- R activator)	Genetic testing for mutation in the pyruvate kinase-R gene	Patients with pyruvate kinase deficiency	Phase 1 single ascending dose study completed; phase 1 multiple ascending dose study dosing completed	Agios: worldwide

Targeting isocitrate dehydrogenase (IDH) for the treatment of cancer

The isocitrate dehydrogenase, or IDH, protein is a critical enzyme in the citric acid cycle, also known as the tricarboxylic acid, or Krebs, cycle. The Krebs cycle is centrally important to many biochemical pathways and is one of the earliest established components of cellular metabolism. The Krebs cycle converts an essential cellular metabolite called isocitrate into another metabolite, alpha-ketoglutarate (a-ketoglutarate), both of which are critically important for cellular function and the creation of energy. In humans, there are three forms of the IDH enzyme, IDH1, IDH2, and IDH3, but only IDH1 and IDH2 appear to be mutated in cancers. IDH1 and IDH2 catalyze the same reaction but in different cellular compartments: IDH1 is found in the cytoplasm of the cell and IDH2 in the mitochondria. Tumor cells are generally observed to carry either an IDH1 or IDH2 mutation, but not both.

Using our proprietary metabolic platform, we and our collaborators examined the mutated pathway and discovered that the mutated IDH enzymes had adopted a novel “gain of function” activity that allows only the mutated IDH enzyme to produce large amounts of a metabolite called 2-hydroxygluturate, or 2HG. We believe that the excessive levels of the metabolite 2HG produced by the tumor fuel cancer growth and survival via multiple cellular changes that lead to a block in cell maturation, or differentiation. We believe that inhibition of these mutated proteins will lead to clinical benefit for the subset of cancer patients whose tumors carry these mutations. We have identified selective development candidates that target and inhibit the mutated forms of IDH1 and IDH2. To date, our early clinical data of AG-221 and AG-120, our lead inhibitors of mutant IDH2 and IDH1, respectively, demonstrate a mechanism of response that is consistent with preclinical studies, including substantial reduction of plasma 2HG levels, as well as evidence of cellular differentiation and normalization of cell counts in the bone marrow and blood. This differentiation effect is distinct from that seen with traditional chemotherapeutics commonly used to treat acute myeloid leukemia, or AML.

To date, IDH1 and IDH2 mutations have been found to be prevalent in a broad range of advanced hematologic and solid tumors. The following tables summarize our current initial estimates on the occurrence of IDH2 and IDH1 mutations in hematologic and solid tumors. We believe our estimates may expand as more cancer treatment centers screen for these IDH mutations.

Mutation	Indications	% with IDH mutations
IDH1	Low grade glioma & 2ary Glioblastomas (GBM)	68-74
	Chondrosarcoma	40-52
	Acute Myeloid Leukemia (AML)	6-10
	Myelodysplastic Syndromes (MDS) / Myeloproliferative neoplasms (MPN)	3
	Intrahepatic Cholangiocarcinoma	11-24
	Ollier/Maffucci	80
	Others* (colon, melanoma, lung, prostate)	1-3

IDH2	Acute Myeloid Leukemia (AML)	9-13
	MDS/MPN	3-6
	Angio-immunoblastic non-Hodgkin lymphoma (NHL)	30
	Intrahepatic Cholangiocarcinoma	2-6
	Giant Cell Tumor of the Bone	80
	D-2-hydroxyglutarate (D2HG) Aciduria	50
	Others* (melanoma, glioma)	3-5

Based on literature analysis. Estimates will continue to evolve with additional future data.

*	Includes “basket” of emerging unconfirmed indications

AG-221: lead IDH2 program

AG-221 is an orally available, selective, potent inhibitor of the mutated IDH2 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH2 mutations, including those with AML who have a historically poor prognosis. On June 16, 2014, the U.S. Food and Drug Administration (FDA) granted us orphan drug designation for AG-221 for treatment of patients with AML. On August 13, 2014, we announced that the FDA granted Fast Track designation to AG-221 for treatment of patients with AML that harbor an IDH2 mutation. We have been evaluating AG-221 in several phase 1 dose escalation trials evaluating both hematological and solid tumor cancers with IDH2 mutations. To date, all clinical data reported by us highlights that the mechanism of response is consistent with preclinical studies, including substantial reduction of plasma 2HG levels, as well as evidence of cellular differentiation and normalization of cell counts in the bone marrow and blood. This differentiation effect is distinct from that seen with traditional chemotherapeutics commonly used to treat AML. We intend to begin a global registration program for AG-221 in 2015 for IDH2-mutant positive hematologic malignancies.

In September 2013, we initiated our first phase 1 study for AG-221 in patients with advanced hematologic malignancies with an IDH2 mutation and in April 2014, we reported initial findings from the first two cohorts of patients treated with AG-221 at the American Association for Cancer Research (AACR) Annual Meeting 2014 in San Diego, California. As of March 20, 2014 when data were submitted to the AACR Annual Meeting 2014, a total of 22 patients with relapsed or refractory AML, which means that their disease had progressed after, or was refractory to, treatment with between one and four prior therapies, were treated with either 30 mg or 50 mg of AG-221 orally twice daily. At the time of data submission, seven of 10 patients were evaluable for efficacy as they had completed the first 28-day cycle of therapy. Within the first dose cohort at the 30 mg twice-daily dose, three patients did not complete a full 28-day cycle of therapy and died due to complications of disease-related infection common in patients with relapsed or refractory AML. Of the seven evaluable patients, six patients had investigator-assessed objective responses, including three patients who achieved complete remission (CR), two patients who achieved complete remission with incomplete platelet recovery (CRp) and one patient with a partial response (PR). A complete remission is determined by using well-established criteria, which requires no evidence of leukemia in the bone marrow and blood accompanied by full restoration of all blood counts to normal ranges. A complete remission with incomplete platelet recovery means all the criteria for CR are met except that platelet counts are outside of the normal range. Platelets are one of the three major types of blood cells. A partial response means all the criteria for CR are met except that the immature defective blood cells, or leukemia, in the bone marrow are in the 5% to 25% range and have been decreased by at least 50% over pretreatment. One patient with a CR elected to be removed from the study to undergo a bone marrow transplant; all other patients with objective responses continued to receive the drug. AG-221 demonstrated favorable drug exposure and pharmacokinetics with substantial reductions in plasma levels of 2HG. Preliminary analysis of pharmacokinetics at the 30 mg and 50 mg dose levels demonstrated excellent oral AG-221 exposure and a mean plasma half-life of greater than 40 hours. Given the long half-life observed, we announced that we would expand the trial to include once daily dosing cohorts, beginning with 100 mg.

On June 14, 2014, we presented additional clinical data from the phase 1 study of AG-221 at the 19th Congress of the European Hematology Association in Milan, Italy. These data built upon previously presented data on AG-221’s clinical activity, safety profile and unique mechanism of action and included 35 patients with IDH2-mutant positive advanced hematologic malignancies. The new data showed investigator-assessed objective responses in 14 out of 25 evaluable patients on AG-221 and an additional five patients with stable disease. In six patients who achieved a complete remission, evidence of durability was observed, ranging from one to four months in duration. AG-221 continued to show favorable drug exposure and pharmacokinetics at all doses tested with substantial reductions in plasma levels of 2HG.

In June 2014, Celgene Corporation, or Celgene, exercised its option to an exclusive global license for development and commercialization of AG-221 under our collaboration agreement. Under the collaboration agreement, Celgene is responsible for all development costs for AG-221. We are eligible to receive up to $120 million in milestone payments and a tiered royalty on any net sales of products containing AG-221. We also have the right to conduct a portion of any commercialization activities for AG-221 in the United States. In addition to contributing our scientific and translational expertise, we will continue to conduct early clinical development and regulatory activities within the AG-221 development program in collaboration with Celgene.

In October 2014, we initiated four expansion cohorts in our ongoing phase 1 study of AG-221 in patients with IDH2-mutant hematologic malignancies to assess the safety and tolerability of AG-221 at 100 mg once daily oral dose in approximately 100 patients with IDH2-mutant hematologic malignancies, including AML. The expansion cohorts are evaluating relapsed or refractory AML patients 60 years of age and older, relapsed or refractory AML patients under age 60, untreated AML patients who decline standard of care chemotherapy and patients with other IDH2-mutant positive advanced hematologic malignancies. In October 2014, we announced the initiation of a phase 1/2 multicenter study of AG-221 in patients with advanced solid tumors, including gliomas, as well as angioimmunoblastic T-cell lymphoma, or AITL, in each case, that carry an IDH2 mutation. This phase 1/2 multicenter, open-label, dose-escalation clinical trial of AG-221, which we are conducting in collaboration with Celgene, is designed to assess the safety, clinical activity, and tolerability of AG-221 among patients who have an IDH2-mutant advanced solid tumor. The phase 1/2 trial is expected to include a dose expansion phase where three cohorts of patients with glioma, AITL and other solid tumors that are IDH2-mutant positive will receive AG-221 to further evaluate safety, tolerability and clinical activity in advanced solid tumors.

On December 7, 2014, we reported additional clinical data from the phase 1 study of AG-221, which included 73 enrolled patients with IDH2-mutant positive advanced hematologic malignancies. The data were presented at the 56th Annual Meeting of the American Society of Hematology (ASH) Annual Meeting and Exposition in San Francisco, California. The new data showed investigator-assessed objective responses in 25 out of 45 evaluable patients on AG-221. Of the 25 patients who achieved an objective response, there were six complete remissions, four complete remissions with incomplete platelet recovery (CRp), four marrow complete remissions (mCR), one complete remission with incomplete hematologic recovery (CRi) and ten partial remissions (PR). In the six patients who achieved a complete remission, evidence of durability was observed as long as eight months in duration and no relapses were reported in these patients. An estimated 90 percent of responses have been undergoing treatment on AG-221 for three months or longer, with four responders on AG-221 beyond six months of treatment as of the data cutoff. Ten patients with stable disease remained on AG-221, with several patients on study for as long as six months and ongoing. Five patients were removed from the study per the protocol following decision to undergo a potentially curative bone marrow transplant. AG-221 continued to show favorable drug exposure and pharmacokinetics at all doses tested with substantial reductions in plasma levels of 2HG. The maximum tolerated dose had not yet been reached and the dose escalation continued. In addition, on December 7, 2014, we announced our intention to initiate a global registration program for AG-221 in 2015 as well as to initiate combination trials of AG-221 for the treatment of frontline hematological malignancies.

AG-120: lead IDH1 program

AG-120 is an orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH1 mutations. Mutations in IDH1 have been identified in difficult to treat hematologic and solid tumor cancers, including AML, chondrosarcoma and cholangiocarcinoma where both the treatment options and prognosis for patients are poor. In March 2014, we initiated two phase 1 studies for AG-120, one in patients with advanced hematologic malignancies and the second in patients with advanced solid tumors; both trials are only enrolling patients that carry an IDH1 mutation.

In November 2014, we reported initial clinical data from the ongoing AG-120 phase 1 study in advanced hematologic malignancies at the 26th EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics. As of October 17, 2014, a total of 17 patients with a documented IDH1 mutation whose cancer relapsed or were refractory, meaning they failed to respond to at least one prior treatment regimen, were treated with AG-120. At the time of the data cutoff, 14 patients with relapsed and/or refractory AML were evaluable; and three patients had recently initiated therapy and were not evaluable. The initial data showed investigator-assessed objective responses in seven out of 14 evaluable patients, including four complete remissions, with responses observed across the four dose levels tested. In the four patients who achieved a complete remission, durability ranging from 15 days to five months was observed. All responding patients remain on AG-120. One patient with stable disease was reported on AG-120. AG-120 was well tolerated, with the majority of adverse events reported as mild to moderate. The maximum tolerated dose has not yet been reached. One patient had a dose limiting toxicity of asymptomatic grade 3 QT prolongation at the highest dose tested to date, which improved to grade 1 after AG- 120 dose reduction according to treatment protocol. This patient achieved complete remission and remained on AG-120. AG-120 showed favorable drug exposure and pharmacokinetics at all doses tested and also substantially reduced plasma levels of 2HG, which is produced by the mutant IDH1 protein, to the level observed in healthy volunteers. The mechanism of response is consistent with differentiation, as evidenced by the maturation of the leukemic cells into infection fighting white blood cells, or neutrophils. Based on these findings, we plan to initiate multiple expansion cohorts in the first half of 2015. We intend to initiate a global registration program for AG-120 in IDH1-mutant positive hematologic malignancies by early 2016.

In January 2015, Celgene agreed to exercise its exclusive option to license development and commercialization rights to AG-120 outside the United States, subject to receipt of any required regulatory approvals, including any applicable clearance under the Hart-Scott-Rodino Act. We had previously elected to exercise our option to retain development and commercialization rights to AG-120 in the United States in January 2014. Upon Celgene’s exercise of its exclusive option under the terms of our agreement, Celgene would lead development and commercialization outside the United States, and we would lead development and commercialization in the United States. Celgene would be responsible for future development and commercialization costs specific to countries outside the United States, we would be responsible for future development and commercialization costs specific to the United States, and we and Celgene would equally fund the future global development costs of AG-120 that are not specific to any particular region or country. Celgene would be eligible to receive tiered royalties on any net sales in the U.S. We would be eligible to receive tiered royalties on any net sales outside the U.S. and up to $120 million in payments on achievement of certain milestones.

Pyruvate kinase deficiency program

Pyruvate kinase, or PK, is the enzyme involved in the second to last reaction in glycolysis—the conversion of glucose into lactic acid. This enzyme is critical for the survival of the cell and has several tissue-specific isoforms (PKR, PKL, PKM1 and PKM2). PKR is the isoform of pyruvate kinase that is present in red blood cells. Mutations in PKR cause defects in red cell glycolysis and lead to a hematological RGD known as pyruvate kinase deficiency, or PK deficiency. Glycolysis is the only pathway available for red blood cells to maintain the production of ATP, or Adenosine-5’-triphosphate, which transports chemical energy within cells for metabolism. Accordingly, total absence of the PKR gene is not compatible with life. PK deficiency leads to a shortened life-span for red blood cells and is the most common form of non-spherocytic hemolytic anemia in humans. The disease is autosomal recessive, meaning children inherit one mutated form of PKR from one parent and the second mutated form from the other parent. Children with the disease produce PKR enzyme that has only a fraction of the normal level of activity (generally <50%). Parents of affected children have only one copy of the mutated PKR enzyme and are clinically normal.

PK deficiency is a rare genetic disorder and disease understanding is still evolving. Several published epidemiology studies estimated prevalence of PK deficiency between three to nine affected patients per million. We estimate that there are approximately 2,400 diagnosed patients in the U.S. and EU5 countries (United Kingdom, France, Germany, Italy, Spain), and we believe that the disease is likely under-diagnosed. There is no unique ethnic or geographic representation of the disease. The disease manifests by mild to severe forms of anemia caused by the excessive premature destruction of red blood cells. The precise mechanism for the destruction is not well understood but is thought to result from membrane instability secondary to the metabolic defect caused by the low level of PKR enzyme. The hemolysis is “extra-vascular” in that the red blood cells are destroyed in small capillaries or organs and not spontaneously breaking open in the circulation.

AG-348: lead pyruvate kinase (PK) deficiency program

AG-348 is an orally available small molecule and a potent activator of the PKR enzyme. We have previously reported in nonclinical studies that AG-348 is a potent activator of the wild-type (normal) and mutated PKR enzymes, resulting in restoration of ATP levels and a decrease in 2,3-DPG levels in blood sampled from patients with PK deficiency. The wild-type PKR activity of AG-348 allows the study of enzyme activation in healthy volunteers, providing an opportunity to understand the safety, dosing and pharmacodynamic activity of AG-348 prior to entering a proof-of-concept study in patients.

In April 2014, we initiated a single ascending dose, or SAD, escalation phase 1 clinical trial for AG-348 in healthy volunteers and in June 2014, we initiated a multiple ascending dose, or MAD, escalation phase 1 clinical trial for healthy volunteers. In late 2014, we reported the SAD trial was completed and met its primary endpoint. The MAD trial completed dosing in early 2015 and has also met its primary endpoint. The primary endpoint is defined in the protocol to identify a safe and pharmacodynamically active dose and dosing schedule for AG-348 to be used in subsequent clinical studies in patients with pyruvate kinase deficiency.

On December 8, 2014, during a poster session at ASH 2014, we reported the first clinical data from the phase 1 SAD and MAD clinical trials of AG-348 in healthy volunteers. These results provided early proof-of-mechanism for AG-348 as a novel, first-in-class, oral activator of both wild-type and mutated PKR enzymes. In these phase 1 studies, dosing of AG-348 over 14-days in healthy volunteers resulted in a dose-dependent increase in the PKR pathway as evidenced by a substantial increase in ATP and decrease in 2,3-DPG levels, which are key biomarkers of PKR activity and primary indicators of PK deficiency. These data support the hypothesis that AG-348 treatment may similarly enhance PKR activity in patients with PK deficiency and thus correct the underlying defect of the disease. Results presented were from 64 healthy volunteers who received either AG-348 or placebo, which included 48 people from the completed SAD study and 16 people in the first two cohorts of the MAD study, which recently completed dosing. Complete safety results were reported from the SAD phase 1 study and showed that AG-348 was well tolerated. Although the MAD study remains blinded, no serious adverse events have been reported in the first two analyzed cohorts. AG-348 also showed a favorable pharmacokinetic profile with rapid absorption, low variability and dose-proportional increase in exposure following both single and multiple doses. The observed dose-dependent changes in 2,3-DPG and ATP blood levels seen are consistent with a substantial increase in PKR enzymatic activity. We expect to provide final results from the MAD study in 2015 and to initiate a phase 2 study of AG-348 in patients with PK deficiency in the first half of 2015. A natural history study of PK deficiency is also ongoing and patient enrollment is on track. We expect to provide the first data from the natural history study in 2015.

We have worldwide development and commercial rights to AG-348 and expect to fund the future development and commercialization costs related to this program.

Collaboration with Celgene

In April 2010, we entered into a discovery and development collaboration and license agreement with Celgene, focused on targeting cancer metabolism. The goal of the collaboration is to discover, develop and commercialize disease-altering therapies in oncology arising out of our cancer metabolism research platform that have achieved development candidate status. On December 8, 2014, Celgene elected to extend the period of its exclusivity for an additional year to April 2016. The extension marks the final year for the discovery phase of the collaboration. We will receive a $20.0 million payment as a result of the extension, which we expect to receive in the second quarter of 2015.

Following this extension, the discovery portion of the collaboration will expire on April 14, 2016. Under the terms of the agreement, we lead research, preclinical and early development efforts through phase 1, while Celgene receives an option to obtain exclusive rights either upon investigational new drug, or IND, acceptance or at the end of phase 1, to further develop and commercialize certain medicines emerging from our cancer metabolism research platform through April 14, 2016. Celgene would lead and fund global development and commercialization of development candidates for which they exercise their option to obtain a co-commercialization license, and we would retain development and commercialization in the United States for development candidates for which we exercise our option to retain a split license. For each of these programs, we are eligible to receive up to $120 million in milestone-based payments as well as royalties on any net sales.

AG-221 and AG-120 are two development candidates that we have nominated to date during the discovery phase of the collaboration. Primarily all of our revenues for the years ended December 31, 2014, 2013, and 2012 are from payments received under our agreement with Celgene.

Discovery programs with development candidates. Celgene may elect to progress into preclinical development each discovery program for which we nominate and the joint research committee, or JRC, confirms a development candidate during the discovery phase. If Celgene makes such an election, we will, at our expense, conduct studies required to meet the requirements for filing an IND, or IND-enabling studies, and, following their successful completion as confirmed by the JRC, we will file an IND to commence clinical studies of such development candidate. If the FDA accepts the IND, Celgene may request that we conduct an initial phase 1 study at our expense, for which Celgene will pay us at least $5.0 million upon the earlier of the determination of the maximum tolerated dose or Celgene’s election to license the program, unless such program becomes a split licensed program, as described below.

Celgene may elect to convert each discovery program for which we have nominated a development candidate into a co-commercialized licensed program, the attributes of which are described below. We have the right, exercisable during a specified period following FDA acceptance of the applicable IND, to convert one of every three co-commercialized licensed programs into a split licensed program, for which we retain the United States rights, other attributes of which are further described below. We may elect to opt out of any split licensed program, after which such split licensed program will revert to a co-commercialized licensed program, and Celgene will have the right, but not the obligation, to commercialize medicines from such program in the United States. Our IDH2 program is a co-commercialized licensed program and not a split licensed program. In June 2014, Celgene exercised its option to an exclusive global license for the development and commercialization of our IDH2 program, AG-221. We continue to conduct early clinical development activities within the AG-221 development program in collaboration with Celgene. We elected to retain U.S. rights to our IDH1 program, AG-120, in January 2014. In January 2015, Celgene agreed to exercise its exclusive option to license development and commercialization rights to AG-120 outside the United States, subject to receipt of any required regulatory approvals including any applicable clearance under the Hart-Scott-Rodino Act. If the regulatory approvals are obtained, and Celgene’s license of its rights to AG-120 outside the United States is effective, the program will become a split licensed program.

We will retain our rights to the development candidates and certain other compounds from any discovery program for which we nominate and the JRC confirms a development candidate but that Celgene does not elect to progress into preclinical development or convert into a co-commercialized licensed program. In addition, if the JRC or Celgene elects not to continue collaboration activities with respect to a particular target, either we or Celgene would have the right to independently undertake a discovery program on such target and would have rights to specified compounds from such program, subject to certain “buy-in” rights granted to the other party.

Further development and commercialization of programs. The agreement provides for three types of licensed programs discussed above: co-commercialized licensed programs, split licensed programs, and buy-in programs. Celgene’s and our rights and obligations under each licensed program vary depending on the type of licensed program, as described below.

•	Co-commercialized licensed programs: Celgene will lead and, following either IND acceptance by the FDA or, if Celgene requests us to conduct the initial phase 1 study, upon completion of such phase 1 study, will fund global development and commercialization of each co-commercialized licensed program. We have the right to participate in a portion of commercialization activities in the United States for medicines from co-commercialized programs in accordance with the applicable commercialization plan.

•	Split licensed programs: Celgene will lead development and commercialization outside the United States, and we will lead development and commercialization in the United States, for each split licensed program. We and Celgene will equally fund the global development costs of each split licensed program that are not specific to any particular region or country, Celgene will be responsible for development and commercialization costs specific to countries outside the United States, and we will be responsible for development and commercialization costs specific to the United States.

•	Buy-in programs: The party that was conducting an independent program that became a buy-in program will lead the development and commercialization of such program. The party that elects to buy in to such program will be responsible for funding a portion of development costs incurred after acceptance of an IND for a buy-in program compound, and the lead party will be responsible for all other development costs and all commercialization costs for medicines from such buy-in program.

In addition, Celgene may license certain discovery programs for which we did not nominate or the JRC did not confirm a development candidate during the discovery phase and for which Celgene will lead and fund global development and commercialization. We refer to these as picked licensed programs.

Collaboration governance. The collaboration is managed by a set of joint committees comprised of equal numbers of representatives from each of Celgene and us. The joint steering committee, or JSC, oversees and coordinates the overall conduct of the collaboration. The JRC oversees and coordinates discovery, research and preclinical activities with respect to each discovery program during the discovery phase. A joint development committee, or JDC, for each licensed program will oversee and coordinate development (including manufacturing of clinical supply) of medicines under such licensed program. The joint commercialization committee, or JCC, will oversee the commercialization (including manufacturing of commercial supply) of medicines under the licensed programs.

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

Financial terms. Under the terms of the agreement, we received an upfront payment of approximately $121.2 million. In addition, Celgene purchased 5,190,551 shares of our series B convertible preferred stock at a price of $1.70 per share, resulting in net proceeds to us of approximately $8.8 million. In connection with the 1-for-2.75 reverse stock split of our common stock, the shares of these series B preferred stock converted into 1,887,473 shares of common stock upon the closing of our initial public offering in July 2013. Celgene made a payment to us of $20.0 million pursuant to an October 2011 amendment in consideration of extending the discovery phase until April 14, 2014. In December 2013, Celgene elected to extend the discovery phase of the strategic collaboration by one year, extending the initial period of exclusivity from four years to five years, until April 2015. As a result of the December 2013 extension, we received a $20.0 million extension payment from Celgene in May 2014. In December 2014, Celgene elected to extend the discovery phase of the strategic collaboration by one additional year, extending the period of exclusivity from five years to six years, until April 2016. As a result of the December 2014 extension, we will receive a $20.0 million extension payment from Celgene, which payment is expected in the second quarter of 2015.

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

In addition to the milestone payments described above, for each co-commercialized licensed program that does not become a split licensed program, we will be reimbursed for all eligible development costs of the related phase 1 multiple ascending dose (MAD) study. The initial costs will be reimbursed as a milestone payment equal to the greater of $5.0 million or eligible development costs incurred by us upon the earlier of the determination of the maximum tolerated dose (MTD) or Celgene’s election to license the program. Subsequent to the initial milestone payment, development costs will be reimbursed on a quarterly basis. During 2014, we received $20.1 million related to reimbursable development costs for our IDH2 program. As of December 31, 2014, we have recorded a collaboration receivable of $6.5 million related to reimbursable development costs for this program for activities performed during the fourth quarter of 2014.

In addition to the milestone payments described above, for each split licensed program, we are eligible for reimbursement of the costs of disease-specific expansion cohort(s) within a phase 1 clinical trial design that supports the initiation of a subsequent pivotal clinical trial. Costs will be reimbursed as a milestone payment equal to the lesser of $10.0 million or fifty percent of the eligible costs for the disease-specific expansion cohort(s) upon the first patient dosed under the corresponding pivotal clinical trial. The maximum amount for the milestone payment will be $10.0 million for each split program regardless of the number of disease-specific expansion cohorts and pivotal trials undertaken for each split program.

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

We file patent applications directed to our key product candidates, including AG-221, AG-120 and AG-348, in an effort to establish intellectual property positions regarding new chemical entities relating to these product candidates as well as uses of new chemical entities in the treatment of diseases. We also seek patent protection with respect to biomarkers that may be useful in selecting the right patient population for therapies with our product candidates. As of December 31, 2014, we had a portfolio of pending U.S. and foreign patent applications. A significant portion of our pending patent applications pertain to our key development programs, including AG-221, AG-120 and AG-348. Any patents that may issue from these applications would expire between 2027 and 2035.

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

We compete in the segments of the pharmaceutical, biotechnology and other related markets that address cancer metabolism and RGDs. There are other companies working to develop therapies in the field of cancer metabolism and RGDs. These companies include divisions of large pharmaceutical companies and biotechnology companies of various sizes.

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

In addition to currently marketed therapies, there are also a number of medicines in late stage clinical development to treat cancer, including immuno-cancer therapies. These medicines in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval.

Rare genetic disorders of metabolism. In the field of RGDs, our principal competitors include Alexion Pharmaceuticals, Inc., BioMarin Pharmaceutical, Inc., Genzyme, a Sanofi company, and Shire Biochem, Inc.

The most common methods for treating patients with RGDs are dietary restriction, dietary supplementation or replacement, treatment of symptoms and complications, gene therapy, organ transplant and enzyme replacement therapies. There are a number of marketed enzyme replacement therapies available for treating patients with RGDs. In some cases, these treatment methods are used in combination to improve efficacy. While our product candidates may compete with existing medicines and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates will not be competitive with them. In addition to currently marketed therapies, there are also a number of products that are either enzyme replacement therapies or gene therapies in various stages of clinical development to treat RGDs. These products in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval.

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

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. To date, we have obtained materials for AG-221, AG-120 and AG-348 for our ongoing and planned clinical testing from third party manufacturers. We obtain our supplies from these manufacturers on a purchase order basis and do not have any long-term supply arrangements in place. We do not currently have arrangements in place for redundant supply for bulk drug substance. For all of our product candidates, we intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to submission of a new drug application to the FDA.

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

Research and Development Expenses

For the years ended December 31, 2014, 2013, and 2012, company-sponsored research and development expenses were $100.4 million, $54.5 million, and $41.0 million, respectively.

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

Marketing approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $2.3 million, and the sponsor of an approved NDA is also subject to annual product and establishment user fees, currently exceeding $110,000 per product and $560,000 per establishment. These fees are typically increased annually.

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

FDA officials issued guidance in 2014 that addresses issues critical to developing in vitro companion diagnostics, such as biomarker qualification, establishing clinical validity, the use of retrospective data, the appropriate patient population and when the FDA will require that the device and the drug be approved simultaneously. The guidance states that if safe and effective use of a therapeutic product depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of the diagnostic at the same time that the FDA approves the therapeutic product.

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

Segment Reporting

We are engaged solely in the discovery and development of medicines for the treatment of cancer and rare genetic disorders of metabolism. Accordingly, we have determined that we operate in one operating segment.

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

Name	Primary affiliation
Craig B. Thompson, M.D.	Memorial Sloan-Kettering Cancer Center

Joan Brugge, Ph.D.	Harvard Medical School

Lewis C. Cantley, Ph.D.	The Cancer Center at Weill Cornell Medical College and New York-Presbyterian Hospital

Jeffrey Engelman, M.D., Ph.D.	Massachusetts General Hospital and Harvard Medical School

William G. Kaelin, Jr., M.D.	Dana-Farber Cancer Institute and Harvard Medical School

Tak W. Mak, Ph.D.	University of Toronto and the Campbell Family Institute for Breast Cancer Research

Pier Paolo Pandolfi, M.D., Ph.D.	Beth Israel Deaconess Medical Center

Charles Sawyers, M.D.	Memorial Sloan-Kettering Cancer Center

Matthew Vander Heiden, M.D., Ph.D.	Koch Institute for Integrative Cancer Research at MIT

Ralph Deberardinis, M.D., Ph.D.	University of Texas Southwestern Medical Center

Employees

As of December 31, 2014, we had 128 full-time employees, including 58 employees with M.D. or Ph.D. degrees. Of these full-time employees, 95 employees are engaged in research and development activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Item 1A. Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 2 of this Annual Report on Form 10-K for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net losses were $53.5 million, $39.4 million and $20.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $166.9 million. We have financed our operations primarily through private placements of our preferred stock, our initial public offering and the concurrent private placement, our follow-on public offerings and our collaboration with Celgene focused on cancer metabolism. We have devoted substantially all of our efforts to research and development. We are in early stages of clinical development of our product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. Although we may from time to time report profitable results, such as during the three months ended September 30, 2014, which was the result of the recognition of previously deferred collaboration revenue upon the amendment of our agreement with Celgene, we generally expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

To become and remain profitable, we must develop and eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those medicines for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. We are currently in early clinical testing stages for our product candidates. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

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

We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2014, together with $3.8 million in anticipated refundable income taxes, anticipated interest income, the $20.0 million anticipated from Celgene as a result of its exercise in December 2014 of its option to extend the discovery term of our agreement for an additional year and anticipated expense reimbursements under our collaboration agreement with Celgene, will fund our operating expenses and capital expenditure requirements until at least late 2017. Our future capital requirements will depend on many factors, including:

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

We are a clinical-stage company. We were founded in the second half of 2007 and commenced operations in late 2008. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical and early clinical studies of our product candidates. All of our product candidates are still in preclinical and early clinical development. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop one new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Risks Related to Our Operations

Our approach to the discovery and development of product candidates that target cellular metabolism is still unproven, and we do not know whether we will be able to develop any medicines of commercial value.

Our scientific approach focuses on using our proprietary technology to identify key metabolic enzymes in cancer, RGDs or other diseased cells in the laboratory and then using these key enzymes to screen for and identify product candidates targeting cellular metabolism.

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

We have invested a significant portion of our efforts and financial resources in the identification of our most advanced product candidates, AG-221 and AG-120 for the treatment of hematological and solid tumors and AG-348 for the treatment of PK deficiency. We initiated phase 1 studies for our most advanced product candidates. We have not commenced clinical trials for any of our other product candidates. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of these product candidates by us and our collaborators. The success of our product candidates will depend on many factors, including the following:

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

If we or our collaborators do not achieve one or more of these factors in a timely manner or at all, we or our collaborators could experience significant delays or an inability to successfully commercialize our most advanced product candidates, which would materially harm our business.

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

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business effectively.

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our product research, development and commercialization efforts could be delayed.

Risks Related to Our Dependence on Third Parties

We depend on our collaboration with Celgene and may depend on collaborations with additional third parties for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

In April 2010, we entered into our collaboration with Celgene focused on cancer metabolism. The collaboration involves a complex allocation of rights, provides for milestone payments to us based on the achievement of specified clinical development, regulatory and commercial milestones, provides for additional payments upon Celgene’s election to extend the term of the discovery phase, provides us with royalty-based revenue if certain product candidates are successfully commercialized and provides for cost reimbursements of certain development activities. We cannot predict the success of the collaboration.

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

commercialization plans and strategies for licensed programs, such as AG-221, will be conducted in accordance with a plan and budget approved by a joint committee comprised of equal numbers of representatives from each of us and Celgene, which Celgene has final decision-making authority.

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

We expect to rely on third parties, such as contract research organizations, or CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. We currently rely and expect to continue to rely on third parties to conduct some aspects of our research and preclinical testing. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third-parties or to do so on commercially reasonable terms. Switching or adding additional third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays may occur in our product development activities. Although we seek to carefully manage our relationships with our CROs, we could encounter similar challenges or delays in the future and these challenges or delays could have a material adverse impact on our business, financial condition and prospects.

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

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing and for commercial supply of any of these product candidates for which we or our collaborators obtain marketing approval. To date, we have obtained materials for AG-221, AG-120 and AG-348 for our ongoing and planned phase 1 testing from third party manufacturers. We do not have any long term supply agreements with the third-party manufacturers, and we purchase our required drug supply on a purchase order basis.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary medicines and technology. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and medicines that are important to our business. We currently have patent protection for one of our lead product candidates in the United States, and do not own or license any issued patents for our other lead product candidates in major markets such as the United States and Europe.

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

A Fast Track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

In the United States, AG-221 received Fast Track designation for treatment of patients with AML that harbor an IDH2 mutation. If a drug is intended for the treatment of a serious or life-threatening disease or condition and the drug demonstrates the potential to address unmet medical needs for this disease or condition, the drug sponsor may apply for FDA Fast Track designation. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for such designation, the FDA could decide not to grant it. Even though AG-221 has received fast track designation for treatment of patients with AML that harbor an IDH2 mutation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

As of January 31, 2015 our executive officers, directors and a small number of our stockholders own more than a majority of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

The trading price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering in July 2013 the price of our common stock on the NASDAQ Global Select Market has ranged from $15.77 per share to $138.85 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Pursuant to our stock incentive plan(s), our compensation committee (or its designee) and board of directors are authorized to grant equity-based incentive awards to our employees, directors and consultants. As of February 20, 2015, the number of shares of our common stock available for future grant under our 2013 Stock Incentive Plan, or the 2013 Plan, is 2,019,970.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a company undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. Our prior equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. For example, in 2012, we completed a review of our changes in ownership through December 31, 2011, and determined that we had two qualified ownership changes since inception. The changes of ownership will result in net operating loss and research and development credit carryforwards that we expect to expire unutilized. If additional limitations were to apply, utilization of a portion of our net operating loss and tax credit carryforwards could be further limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

We incur increased costs as a result of operating as a public company, and our management is now required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly as of January 1, 2015 when we ceased to be an “emerging growth company,” we do and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly especially as we are no longer an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, and are no longer able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are “emerging growth companies” and were applicable to us prior to January 1, 2015.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, as of January 1, 2015 we are required to furnish with our periodic Exchange Act reports a report by our management on our internal control over financial reporting. As of January 1, 2015, because we are no longer an emerging growth company, we are required to include with our annual report an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have been engaged in a process to document and evaluate our internal control over financial reporting, which has been, and will continue to be, both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, from time to time, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On September 15, 2014, we entered into an operating lease agreement, or the Lease, for approximately 74,500 square feet of office and laboratory space located at 88 Sidney Street, Cambridge, Massachusetts. Concurrently, we also entered into an agreement to terminate our existing lease under which we currently lease approximately 38,500 square feet of office and laboratory space located at 38 Sidney Street, Cambridge, Massachusetts. On November 21, 2014, we entered into a first amendment to the Lease, or the Lease Amendment, to expand the rentable square footage of the leased space at 88 Sidney Street to approximately 113,200 square feet. The date on which we will become responsible for paying rent under the Lease, as amended by the Lease Amendment, or the Commencement Date, will be the earlier of May 15, 2015 or the date upon which we first begin conducting business at the new location. Our existing lease at 38 Sidney Street will terminate thirty days after the Commencement Date. The initial lease term will be for a period of seven years from the Commencement Date. At the end of the lease term, we have the option to extend the Lease for two consecutive terms of five years at the fair market rent at the time of the extension.

We believe our existing facilities are adequate for our current needs and that additional space will be available in the future on commercially reasonable terms as needed.

Item 3. Legal Proceedings

From time to time, we may be party to various legal claims and legal proceedings or other disputes incidental to our business, such as intellectual property or contract matters. For a discussion of the risks associated with intellectual property legal proceedings and other disputes, see Item 1A. “Risk Factors—Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

We are not currently a party to any material legal proceedings, and we do not currently have any contingencies related to ongoing legal matters.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been publicly traded on the NASDAQ Global Select Market under the symbol “AGIO” since July 24, 2013. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sales prices of our common stock as reported on the NASDAQ Global Select Market for each quarter in the year ended December 31, 2014 and for the period July 24, 2013 through December 31, 2013.

2014	High	Low
First Quarter	$49.79	$21.70
Second Quarter	$50.37	$31.42
Third Quarter	$69.50	$33.01
Fourth Quarter	$124.39	$58.55

2013	High	Low
Third Quarter (Beginning July 24, 2013)	$33.45	$22.34
Fourth Quarter	$33.59	$15.77

Holders

As of February 20, 2015, there were approximately 30 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

The following graph compares the performance of our common stock to The NASDAQ Composite Index and to The NASDAQ Biotechnology Index from July 24, 2013 (the first date that shares of our common stock were publicly traded) through December 31, 2014. The comparison assumes $100 was invested after the market closed on July 24, 2013 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

The net offering proceeds to us, after deducting underwriting discounts of $8.5 million and offering expenses payable by us totaling $2.4 million, were $111.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. As of December 31, 2014, we have used all of the net offering proceeds primarily to fund the costs of phase 1 clinical development of AG-221, AG-120, and AG-348, to fund research and development to advance our pipeline of earlier-stage cancer metabolism and RGD programs and for working capital and general corporate purposes. Our use of the net offering proceeds is consistent with the use of proceeds described in our prospectus filed with the SEC pursuant to Rule 424(b)(4) on July 24, 2013, or the prospectus.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6.   Selected Consolidated Financial Data

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2014, 2013, and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements included in this Annual Report on Form 10-K. We have derived the statement of operations data for the year ended December 31, 2011 and the consolidated balance sheet data as of December 31, 2012 and 2011 from our audited consolidated financial statements not included in this Annual report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
(in thousands, except share and per share amounts)	2014	2013	2012	2011
Consolidated statements of operations:
Revenues (1)	$65,358	$25,548	$25,106	$21,837
Operating expenses:
Research and development	100,371	54,502	41,037	31,253
General and administrative	19,120	9,929	7,064	7,215

Total operating expenses	119, 491	64,431	48,101	38,468

Loss from operations	(54,133)	(38,883)	(22,995)	(16,631)
Interest income	203	55	69	132

Loss before (benefit) provision for income taxes	(53,930)	(38,828)	(22,926)	(16,499)
(Benefit) provision for income taxes	(426)	579	(2,824)	7,207

Net loss	(53,504)	(39,407)	(20,102)	(23,706)
Cumulative preferred stock dividends	—	(4,162)	(7,190)	(3,100)

Net loss applicable to common stockholders	$(53,504)	$(43,569)	$(27,292)	$(26,806)

Net loss per share applicable to common stockholders - basic and diluted	$(1.59)	$(2.83)	$(8.02)	$(8.90)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	33,667,024	15,415,373	3,401,719	3,013,366

(1)	In July 2014, we amended our collaboration agreement which the amendment was determined to be a material modification pursuant to FASB Accounting Standards Update No. 2009-13. Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further explanation of the modification’s impact on revenue.

	As of December 31,
(in thousands)	2014	2013 (1)	2012	2011
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$467,447	$193,894	$127,976	$179,168
Total assets	491,904	201,205	137,008	194,470
Total liabilities	67,538	69,723	93,110	131,330
Convertible preferred stock	-	-	115,922	115,922
Common stock	37	31	3	3
Additional paid-in capital	591,334	244,881	2,012	1,127
Accumulated deficit	(166,948)	(113,444)	(74,037)	(53,935)
Total stockholders’ equity (deficit)	424,366	131,482	(72,024)	(52,782)

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

Overview

We are a biopharmaceutical company committed to applying our scientific leadership in the field of cellular metabolism to transform the lives of patients with cancer and rare genetic disorders of metabolism, which are a subset of orphan genetic metabolic diseases. Metabolism is a complex biological process involving the uptake and assimilation of nutrients in cells to produce energy and facilitate many of the processes required for cellular division and growth. We focus our efforts on using cellular metabolism, an unexploited area of biological research with disruptive potential, as a platform for developing potentially transformative small molecule medicines. Our most advanced cancer product candidates, AG-221 and AG-120, target mutant isocitrate dehydrogenase 2 and 1, or IDH2 and IDH1, respectively. These mutations are found in a wide range of hematological malignancies and solid tumors. The lead candidate in our RGDs program, AG-348, targets pyruvate kinase-R for the treatment of pyruvate kinase deficiency. Pyruvate kinase deficiency is a rare disorder that often results in severe hemolytic anemia due to inherited mutations in the pyruvate kinase enzyme within red blood cells.

In April 2010, we entered into a discovery and development collaboration and license agreement with Celgene, focused on targeting cancer metabolism. The goal of the collaboration is to discover, develop and commercialize disease-altering therapies in oncology arising out of our cancer metabolism research platform that have achieved development candidate status. On December 8, 2014, Celgene elected to extend the period of its exclusivity for an additional year to April 2016. The extension marks the final year for the discovery phase and Celgene will maintain its exclusive option to drug candidates that emerge from our cancer metabolism research platform through April 2016. We will receive a $20.0 million payment as a result of the extension, which we expect to receive in the second quarter of 2015.

Under the terms of the original agreement, we lead research, preclinical and early development efforts through phase 1, while Celgene receives an option to obtain exclusive rights either upon IND acceptance or at the end of phase 1, to further develop and commercialize medicines emerging from our cancer metabolism research. Celgene would lead and fund global development and commercialization of development candidates for which they exercise their option to obtain a co-commercialization license, and we would retain development and commercialization rights in the United States for development candidates for which we exercise our option to retain a split license. On all programs, we are eligible to receive up to $120 million in milestone-based payments as well as royalties on any sales.

AG-221 and AG-120 are two drug candidates that have been nominated to date during the discovery phase of the collaboration. In June 2014, Celgene exercised its exclusive option to license AG-221 and gained worldwide development and commercialization rights for AG-221. We continue to conduct early clinical development activities within the AG-221 development program. We are also collaborating with Celgene on the development of AG-120. We retain U.S. development and commercialization rights for AG-120, and Celgene has an exclusive option to development and commercialization rights outside the United States. In January 2015, Celgene agreed to exercise it exclusive option to license development and commercialization rights to AG-120 outside the United States, subject to receipt of any required regulatory approvals including any applicable clearance under the Hart-Scott-Rodino Act.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials. To date, we have financed our operations primarily through funding received from our collaboration agreement with Celgene, private placements of our preferred stock, the initial public offering, or IPO, of our common stock and concurrent private placement of common stock to an affiliate of Celgene and our follow-on public offerings. Substantially all of our revenue to date has been collaboration revenue with Celgene. In connection with the IPO, our Board of Directors and stockholders approved a 1-for-2.75 reverse stock split of our common stock. The reverse stock split became effective on July 11, 2013. All share and per share amounts in the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

Since inception, we have incurred significant operating losses. Our net losses were $53.5 million, $39.4 million and $20.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $166.9 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from year to year. We anticipate that our expenses will increase significantly as we continue to advance and expand clinical development activities for our lead programs, AG-221, AG-120 and AG-348; continue to discover and validate novel targets and drug product candidates; expand and protect our intellectual property portfolio; hire additional commercial, development and scientific personnel; and continue to operate as a publicly-traded company.

Financial Operations Overview

Revenue

Through December 31, 2014, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the near future. Primarily all of our revenue to date has been derived from our collaboration with Celgene and funding from research grant agreements. Through the date of the amendment of our collaboration agreement in July 2014, we were recognizing revenue related to the upfront license fee of $121.2 million, the implied premium of $3.1 million paid on the purchase of $8.8 million of Series B convertible preferred stock, and the two $20.0 million extension payments received in October 2011 and May 2014 to extend the discovery phase until April 2015, ratably over the period over which we expected to fulfill our performance obligations, which we referred to as the performance period. As a result of an amendment to the collaboration agreement in July 2014, we were required to reevaluate the arrangement under the current revenue recognition accounting guidance. Under this guidance, the best estimate of selling price of all undelivered units of accounting was estimated and was determined to be less than the combination of future contractual consideration to be received and the remaining deferred revenue balance at the amendment date. As a result, we immediately recognized revenue on the amendment date related to the excess of total arrangement consideration over the best estimate of selling price of the undelivered elements. For the period January 1, 2014 through the amendment date, we recognized a total of $42.7 million in revenues under the previous accounting guidance and upon the modification. We recognized total revenues of $65.4 million in connection with the Celgene collaboration during the year ended December 31, 2014. During 2014, we received $20.1 million related to reimbursable development costs for our IDH2 program. As of December 31, 2014, we have recorded a collaboration receivable of $6.5 million related to reimbursable development costs for this program for activities performed during the fourth quarter of 2014.

We expect to receive additional consideration under our collaboration agreement with Celgene related to certain development services to be performed. We will also receive an additional $20.0 million extension payment as a result of Celgene electing to extend the discovery phase until April 2016. We may also receive future milestone or royalty payments under the Celgene collaboration agreement. We expect that any revenue we generate from our collaboration agreement will fluctuate from quarter to quarter as a result of our analysis of each unit of accounting, primarily from the timing of revenue recognition related to the delivery of the license for AG-120, and the uncertain timing and amount of milestone payments, royalties and other payments.

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

AG-221: lead IDH2 program

AG-221 is an orally available, selective, potent inhibitor of the mutated IDH2 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH2 mutations, including those with AML. We have been evaluating AG-221 in several phase 1b dose escalation trials evaluating both hematological and solid tumor cancers with IDH2 mutations. To date, all clinical data reported by us highlights that the mechanism of response is consistent with preclinical studies, including substantial reduction of plasma 2HG levels, as well as evidence of cellular differentiation and normalization of cell counts in the bone marrow and blood. This differentiation effect is distinct from that seen with traditional chemotherapeutics commonly used to treat AML. We intend to begin a global registration program for AG-221 in 2015 for IDH2-mutant positive hematologic malignancies. In June 2014, Celgene exercised its option to an exclusive global license for development and commercialization of AG-221and is responsible for all development and commercialization costs.

AG-120: lead IDH1 program

AG-120 is an orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH1 mutations. Mutations in IDH1 have been identified in difficult to treat hematologic and solid tumor cancers, including AML, chondrosarcoma and cholangiocarcinoma where both the treatment options and prognosis for patients are poor. In March 2014, we initiated two phase 1 studies for AG-120, one in patients with advanced hematologic malignancies and the second in patients with advanced solid tumors; both trials are only enrolling patients that carry an IDH1 mutation. In November 2014, we reported initial clinical data from the ongoing AG-120 phase 1 study in advanced hematologic malignancies. The clinical data reported by us highlights that the mechanism of response is consistent with the early clinical data observed in our AG-221 program and preclinical studies, including substantial reduction of plasma 2HG levels, as well as evidence of cellular differentiation and normalization of cell counts in the bone marrow and blood. This differentiation effect is distinct from that seen with traditional chemotherapeutics commonly used to treat AML. Based on these findings, we plan to initiate multiple expansion cohorts in the first half of 2015. We intend to initiate a global registration program for AG-120 in IDH1-mutant positive hematologic malignancies by early 2016.

In January 2015, Celgene agreed to exercise it exclusive option to license development and commercialization rights to AG-120 outside the United States, subject to receipt of any required regulatory approvals including any applicable clearance under the Hart-Scott-Rodino Act. We had previously elected to exercise our option to retain development and commercialization rights to AG-120 in the U.S. in January 2014. Upon Celgene’s exercise of its exclusive option under the terms of our agreement, Celgene would lead development and commercialization outside the United States for AG-120, and we and Celgene would equally fund the global development costs of AG-120 that are not specific to any particular region or country. Celgene would be responsible for development and commercialization costs specific to countries outside the United States, and we would be responsible for development and commercialization costs specific to the United States. Celgene would be eligible to receive royalties on any net sales in the U.S. We would be eligible to receive royalties on any net sales outside the U.S. and up to $120.0 million in payments on achievement of certain milestones.

AG-348: lead pyruvate kinase deficiency program

Our lead RGD program relates to certain genetic defects of the pyruvate kinase enzyme causing a form of hemolytic anemia known as pyruvate kinase deficiency, or PK deficiency. AG-348 is an orally available, potent small molecule activator of the PKR enzyme, an isoform of PK that when mutated leads to PK deficiency, making AG-348 a highly targeted therapeutic candidate for the treatment of patients with PK deficiency.

In April 2014, we initiated a single ascending dose, or SAD, escalation phase 1 clinical trial for AG-348 in healthy volunteers and in June 2014, we initiated a multiple ascending dose, or MAD, escalation phase 1 clinical trial for healthy volunteers. The SAD trial is complete and met its primary endpoint. The MAD trial also met its primary endpoint, and recently completed dosing. The primary endpoint was to identify a safe and pharmacodynamically active dose and schedule for AG-348 to be used in subsequent clinical studies in patients with pyruvate kinase deficiency. In December 2014, we reported first clinical data from the phase 1 SAD and MAD clinical trials of AG-348. These results provided early proof-of-mechanism for AG-348 as a novel, first-in-class, oral activator of both wild-type (normal) and mutated PKR enzymes. We expect to provide final results from the MAD study in 2015 and to initiate a phase 2 study of AG-348 in patients with PK deficiency in the first half of 2015. A natural history study of PK deficiency is also ongoing and patient enrollment is on track. We expect to provide the first data from the natural history study in 2015.

We have worldwide development and commercial rights to AG-348 and expect to fund the future development and commercialization costs related to this program.

Other research and platform programs

Other research and platform programs include activities related to exploratory efforts, target validation, lead optimization for our discovery and follow-on programs and our proprietary metabolomics platform.

We use our employee and infrastructure resources across multiple research and development programs, and we allocate internal employee-related and infrastructure costs, as well as certain third-party costs, to each of these programs based on the personnel resources allocated to such program. Our research and development expenses, by major program, are outlined in the table below:

	For the years ended December 31,

(in thousands)	2014	2013	2012
IDH2 (AG-221)	$23,455	$10,041	$9,418
IDH1 (AG-120)	23,603	11,573	10,785
PK deficiency (AG-348)	16,075	6,892	5,005
Other research and platform programs	37,238	25,996	15,829

Total research and development expenses	$100,371	$54,502	$41,037

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

Revenue recognition

We recognize revenue in accordance with the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 605, Revenue Recognition. Accordingly, revenue is recognized for each unit of accounting when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the seller’s price to the buyer is fixed or determinable; and

•	collectability is reasonably assured.

Our revenue to date has primarily been generated from a Discovery and Development Collaboration and License Agreement with Celgene (the Celgene Agreement) and from research grant agreements.

Collaboration and License Revenue

In January 2011, we adopted the FASB Accounting Standards Update (ASU) No. 2009-13, Multiple-Element Revenue Arrangements (ASU No. 2009-13), on a prospective basis for all revenue arrangements entered into or materially modified after the adoption date. The Celgene Agreement was entered into prior to January 1, 2011 and we initially applied our pre-2011 accounting policy with respect to the arrangement. Under this policy, when evaluating multiple element arrangements, we considered whether the components of the arrangement should be accounted for individually as separate units of accounting based on whether (1) the elements have stand-alone value, and (2) we are able to estimate the fair value of all undelivered elements under the arrangement.

In July 2014, we amended our collaboration agreement with Celgene. As a result of the amendment, we were required to reevaluate the agreement under ASU No. 2009-13. The amendment was determined to be a material modification pursuant to ASU No. 2009-13, and we began recognizing revenue for the arrangement under this guidance on a prospective basis, as discussed further in Note 3 to our consolidated financial statements appearing elsewhere in this Annual Report.

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

The arrangement consideration is then allocated to each separately identified unit of accounting based on the relative selling price, using our best estimate of selling price of each deliverable. The provisions of ASC 605-25, Multiple-Element Arrangements are then applied to each unit of accounting to determine the appropriate revenue recognition. In the event that a deliverable of a multiple element arrangement does not represent a separate unit of accounting, we recognize revenue from the combined units of accounting over the term of the related contract or as undelivered items are delivered, as appropriate.

In determining the current and noncurrent classification of deferred revenue, we consider the total consideration expected to be earned in the next twelve months for services to be performed under certain units of accounting and the estimated proportional performance and timing of delivery of certain deliverables to determine the deferred revenue balance that will remain twelve months from the balance sheet date.

Revenue is recognized under the proportional performance method for certain units of accounting. The amount recognized is determined based on the consideration allocated to each unit of accounting based on the ratio of the level of effort incurred to date compared to the total estimated level of effort required to complete the Company’s performance obligations under the unit of accounting. Determining the total estimated level of effort required to complete all performance obligations requires management judgment and estimation, including assumptions regarding future operating performance, the timelines of the clinical trials approvals and the estimated patient populations.

In January 2011, we adopted the FASB’s ASU No. 2010-17, Revenue Recognition – Milestone Method, on a prospective basis. ASU 2010-17 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. In accordance with ASU 2010-17, at the inception of each arrangement that includes milestone payments, we evaluate each contingent payment on an individual basis to determine whether they are considered substantive milestones, specifically reviewing factors such as the degree of certainty in achieving the milestone, the research and development risk and other risks that must be overcome to achieve the milestone, as well as the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

Revenues from milestones, if they are nonrefundable and deemed substantive, are recognized upon achievement of the milestones. We recognize revenue associated with the non-substantive milestones upon achievement of the milestone if there are no undelivered elements and we have no remaining performance obligations.

Reimbursement of research and development costs by Celgene is recognized as revenue, provided we have determined that we are acting primarily as a principal in the transaction according to the provisions outlined in FASB ASC 605-45, Revenue Recognition – Principal Agent Considerations, the amounts are determinable and collection of the related receivable is reasonably assured.

Grant Revenue

Revenue related to research grant agreements is recognized as the underlying services are performed and delivered.

Income taxes

Income taxes are recorded in accordance with ASC 740, Accounting for Income Taxes (ASC 740), which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. We determine our deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We account for uncertain tax positions in accordance with the provisions of Topic ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2014 and 2013, we do not have any significant uncertain tax positions.

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

Stock-based compensation

We account for our stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their grant date fair values. For stock options granted to employees and to members of the board of directors for their services on the board of directors, we estimate the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires our management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, we recognize stock-based compensation expense, net of estimated forfeitures, equal to the grant date fair value of stock options on a straight-line basis over the requisite service period. For awards subject to both performance and service-based vesting conditions, we recognize stock-based compensation expense using an accelerated recognition method if achievement of the performance criteria is considered probable.

Share-based payments issued to non-employees are initially recorded at their fair values, and are revalued at each reporting date and as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC Topic 505, Equity. For equity instruments granted to non-employees, we recognize stock-based compensation expense using an accelerated recognition method.

If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. There have not been any material changes in our estimated fair values to date.

Performance-Based Stock Option Grants

Performance-based vesting criteria for stock options primarily relate to milestone events specific to our corporate goals, including but not limited to certain preclinical and clinical development milestones related to our product candidates. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. Stock-based compensation related to performance-based milestones deemed to have been achieved are either fully recognized or are being recognized over the remaining service period.

Determination of the fair value of common stock on grant dates prior to our IPO

Prior to our IPO, we granted stock options at exercise prices equal to the estimated fair value of our common stock due to the absence of an active market for our common stock. Therefore, we periodically determined the estimated per share fair value of our common stock at various dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, also known as the Practice Aid, for financial reporting purposes.

We performed contemporaneous valuations as of October 15, 2012 and April 15, 2013. In conducting the contemporaneous valuations, we considered all objective and subjective factors that we believed to be relevant for each valuation conducted, including our best estimate of our business condition, prospects and operating performance at each valuation date. Within the contemporaneous valuations performed, a range of factors, assumptions and methodologies were used. The significant factors included:

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

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company,” or EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. Because the market value of our common stock that was held by non-affiliates as of June 30, 2014 exceeded $700 million, we no longer qualify as of January 1, 2015, as an EGC. As a result, we are now subject to certain disclosure requirements that are applicable to other public companies that were previously not applicable to us as an EGC. These requirements include:

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

Comparison of years ended December 31, 2014 and 2013

The following table summarizes our results of operations for the years ended December 31, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Years ended December 31,
(in thousands)	2014	2013	Dollar change	% change
Total revenue	$65,358	$25,548	$39,810	155.8%
Operating expenses:
Research and development	100,371	54,502	45,869	84.2
General and administrative	19,120	9,929	9,191	92.6

Loss from operations	(54,133)	(38,883)	(15,250)	39.2
Interest income	203	55	148	269.1
(Benefit) provision for income taxes	(426)	579	(1,005)	(173.6)

Net loss	$(53,504)	$(39,407)	$(14,097)	35.8%

Revenue. Revenue, which is substantially comprised of collaboration revenue from Celgene, increased by $39.8 million to $65.4 million in 2014 from $25.5 million in 2013, an increase of 156%. In July 2014, we amended our agreement with Celgene which resulted in the application of new accounting guidance to the agreement. Prior to the amendment, arrangement consideration was recognized ratably over the estimated period of performance. As a result of the amendment, we were required to reevaluate the agreement under the current revenue recognition accounting guidance. Under this guidance, the best estimate of selling price of all undelivered units of accounting was estimated and determined to be less than the combination of future contractual consideration to be received and the remaining deferred revenue balance at the amendment date. As a result we immediately recognized revenue on the amendment date related to the excess of total arrangement consideration over the best estimate of selling price of undelivered elements, which fundamentally relates to previously delivered elements under the agreement, including the exclusive global license for development and commercialization of AG-221, and on-going reimbursable development costs related to AG-221 through the amendment date. For the period January 1, 2014 through the amendment date, we recognized a total of $42.7 million in revenue under the previous accounting guidance and upon the modification. We recognized $22.7 million in revenue related to the units of accounting subsequent to the modification date.

Research and development expense. Research and development expenses increased by $45.9 million to $100.4 million in 2014 from $54.5 million in 2013, an increase of 84%. The increase in research and development expense was attributable to an increase of $33.8 million in external services and $12.1 million in internal expenses. The increase in external services in 2014 was attributable to the following:

•	approximately $16.9 million of external costs related to phase 1 clinical studies, IND-enabling preclinical studies and manufacturing activities for our lead product candidates targeting IDH1 and PK deficiency;

•	approximately $11.6 million of external costs for phase 1 clinical studies and manufacturing activities for our lead product candidate targeting IDH2; and

•	approximately $5.3 million of costs related to other early research and platform programs.

We incurred approximately $12.1 million of additional internal research and development expenses related to the following:

•	an increase of $9.3 million in personnel costs related to an increase in our internal headcount by 30%, which includes an increase of $4.6 million for stock-based compensation expense primarily due to an increase in our stock price and our overall headcount; and

•	an increase of $2.0 million for facilities and an increase of $0.8 million for research materials and other related expenses related to our expanded research efforts.

General and administrative expense. General and administrative expense increased by $9.2 million to $19.1 million in 2014 from $9.9 million in 2013, an increase of 93%. The increase in general and administrative expense was primarily attributable to the following:

•	an increase of $5.2 million in personnel costs related to an increase in our internal headcount by 43% which includes an increase of $3.8 million for stock-based compensation expense primarily due to an increase in our stock price and our overall headcount;

•	an increase of $2.1 million in professional service costs and insurance costs related to being growing company; and

•	an increase of $1.9 million in certain operating expenses, including travel and facility costs.

Interest income. Interest income increased by $148,000 to $203,000 in 2014 from $55,000 in 2013, an increase of 269%. The increase is attributable to interest earned on the net proceeds from our IPO in July 2013 and our follow-on offerings of common stock in April 2014 and December 2014.

(Benefit) provision for income taxes. The (benefit) provision for income taxes increased by $1.0 million to a $0.4 million benefit in 2014 from a $0.6 million provision for income taxes in 2013. In January 2014, we paid $6.0 million as payment in full of our U.S. federal income tax liability related to the year ended December 31, 2011, including $1.5 million of interest and penalties accrued. The increase in our benefit for income taxes for the year ended December 31, 2014 was attributable to an abatement received in August 2014 from the Internal Revenue Service of $0.4 million related to penalties previously paid. For the year ended December 31, 2013, the provision for income taxes was primarily attributable to penalties and interest accrued for the non-payment of U.S. federal income taxes on the 2011 U.S. federal income tax liability.

Comparison of years ended December 31, 2013 and 2012

The following table summarizes our results of operations for the years ended December 31, 2013 and 2012, together with the changes in those items in dollars and as a percentage:

	Years ended December 31,		Dollar change	% change
(in thousands)	2013	2012
Total revenue	$25,548	$25,106	$442	1.8%
Operating expenses:
Research and development	54,502	41,037	13,465	32.8
General and administrative	9,929	7,064	2,865	40.6

Loss from operations	(38,883)	(22,995)	(15,888)	69.1
Interest income	55	69	(14)	(20.3)
Provision (benefit) for income taxes	579	(2,824)	3,403	(120.5)

Net loss	$(39,407)	$(20,102)	$(19,305)	96.0%

Revenue. Revenue increased by $0.4 million to $25.5 million in 2013 from $25.1 million in 2012, an increase of 2%. The increase in revenue was the result of additional revenue recognized in December 2013 associated with Celgene’s election to extend the discovery phase of the collaboration agreement through April 2015.

Research and development expense. Research and development expense increased by $13.5 million to $54.5 million in 2013 from $41.0 million in 2012, an increase of 33%. The increase in research and development expense was primarily attributable to an increase of $7.3 million in external services and $6.2 million in internal expenses. The increase in external services in 2013 was primarily attributable to the following:

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

Provision (benefit) for income taxes. During 2011, a significant portion of the upfront payment received under the collaboration agreement with Celgene was recognized as revenue for tax purposes, resulting in taxable income for 2011. Accordingly, we recorded a provision for income taxes of $7.2 million for the year ended December 31, 2011. During 2012, we elected to carry back certain deferred tax assets, including our net operating losses, generated in the year ended December 31, 2012, resulting in a reduction of our U.S. federal 2011 tax liability and a benefit for income taxes of $2.8 million for the year ended December 31, 2012. For the year ended December 31, 2013, the Company’s provision for income taxes was attributable to penalties and interest accrued for the non-payment of U.S. federal income taxes on the 2011 U.S. federal income tax liability.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, and through December 31, 2014, we have raised net proceeds of approximately $757.6 million to fund our operations, of which approximately $181.2 million was received through upfront, extension, and cost reimbursement payments related to our collaboration agreement with Celgene, approximately $120.0 million was received from the issuance of preferred stock, $111.0 million was received from the IPO, after deducting underwriting discounts, commissions, and expenses, approximately $12.8 million was received from the concurrent private placement of common stock to an affiliate of Celgene, $94.7 million was received through our April 2014 follow-on offering after deducting underwriting discounts, commissions and expenses, and $237.9 million was received through our December 2014 follow-on offering after deducting underwriting discounts, commissions and expenses.

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn a significant amount of milestone payments and are entitled to cost reimbursement under our collaboration agreement with Celgene. Our ability to earn the milestone payments and cost reimbursements and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory, and commercial activities and are uncertain at this time. Our right to payments under our collaboration agreement is our only committed potential external source of funds.

Cash flows

The following table provides information regarding our cash flows for the years ended December 31, 2014, 2013 and 2012:

	Years ended December 31,

(in thousands)	2014	2013	2012
Net cash used in operating activities	$(59,353)	$(56,400)	$(49,548)
Net cash (used in) provided by investing activities	(333,336)	(87,217)	23,042
Net cash provided by financing activities	335,160	123,880	142

Net decrease in cash and cash equivalents	$(57,529)	$(19,737)	$(26,364)

Net cash used in operating activities

The use of cash in all periods resulted primarily from funding our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $59.4 million during the year ended December 31, 2014 compared to $56.4 million during the year ended December 31, 2013. The increase in cash used in operating activities was primarily attributable to increased operating expenses which primarily relate to increases in clinical study costs due to advancements in our three lead programs, expanded facilities and increased staffing needs due to our expanding operations. In addition, we made a $6.0 million payment for our U.S. federal income tax obligations in January 2014. Our net loss for year ended December 31, 2014 was significantly reduced by approximately $40.1 million received from Celgene, a portion of which was recognized as revenue, compared to no such amounts received from Celgene in the year ended December 31, 2013. We recognized total revenue of $65.4 million in revenue related to Celgene during the year ended December 31, 2014 as compared to $25.5 million in revenue related to Celgene during the year ended December 31, 2013.

Net cash used in operating activities was $56.4 million during the year ended December 31, 2013 compared to $49.5 million during the year ended December 31, 2012. The increase in cash used in operating activities was primarily attributable to increased operating expenses which primarily relate to increases in external phase 1 clinical studies and external IND-enabling preclinical studies for our lead programs, expanded facilities and increased staffing needs due to our expanding operations. Our net loss in 2013 is partially offset by a decrease in income taxes payable of $3.8 million due to our ability to carry back certain of our deferred tax assets, including our 2013 net operating losses for U.S. federal income tax purposes.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $333.3 million during the year ended December 31, 2014 compared to cash used in investing activities of $87.2 million during the year ended December 31, 2013. The increase in cash used in investing activities for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily the result of higher net purchases of marketable securities using funds received from our April 2014 and December 2014 common stock offerings and an increase of $0.9 million in purchases of property and equipment.

Net cash used by investing activities was $87.2 million during the year ended December 31, 2013 compared to $23.0 million provided by investing activities during the year ended December 31, 2012. The cash used in investing activities for the year ended December 31, 2013 was primarily the net result of more purchases of marketable securities than the proceeds from maturities and sales of marketable securities, partially offset by $0.2 million in purchases of property and equipment. The cash provided by investing activities for the year ended December 31, 2012 was primarily the result of fewer purchases of marketable securities than the proceeds from maturities and sales of marketable securities, partially offset by purchases of property and equipment of $1.5 million.

Net cash provided by financing activities

Net cash provided by financing activities was $335.2 million during the year ended December 31, 2014 compared to $123.9 million during the year ended December 31, 2013. The cash provided by financing activities for the year ended December 31, 2014 was primarily the result of the proceeds from the April 2014 and December 2014 follow-on public offerings of our common stock, net of underwriting discounts, commissions and expenses. The cash provided by financing activities for the year ended December 31, 2013 was primarily the result of proceeds from the initial public offering, net of underwriting discounts, commissions and expenses and proceeds from the private placement.

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

We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2014, together with $3.8 million in anticipated refundable income taxes, anticipated interest income, the $20.0 million anticipated from Celgene as a result of its exercise of its option in December 2014 to extend the discovery term of our agreement for an additional year and anticipated expense reimbursements under our collaboration agreement with Celgene will enable us to fund our operating expenses and capital expenditure requirements until at least late 2017. Our future capital requirements will depend on many factors, including:

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

Contractual obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2014:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations(1)	$50,381	$4,990	$13,527	$14,173	$17,691
License agreements(2)	45	45	—	—	—
Purchase obligations(3)	—	—	—	—	—

Total contractual cash obligations	$50,426	$5,035	$13,527	$14,173	$17,691

(1)	Represents future minimum lease payments under our non-cancelable operating leases. The minimum lease payments above do not include any related common area maintenance charges, or real estate taxes.

(2)	As discussed in Note 6 to the consolidated financial statements appearing elsewhere in this Annual Report, we have executed several agreements to license intellectual property. The license agreements require us to pay ongoing annual maintenance payments, initially totaling $45,000 per year and increasing to $70,000 per year beginning in 2016, as well as reimburse certain patent costs previously incurred by the licensors, as applicable. All such reimbursements have been paid as of December 31, 2014. The minimum annual payments are perpetual; however, we have not included license maintenance payments beyond 2015 in the contractual obligations table above because the agreements are cancelable by us at any time upon 60-90 days prior written notice to the licensor.
(3)	We enter into agreements in the normal course of business with contract research organizations for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. We have not included these payments in the table of contractual obligations above since the contracts are cancelable at any time by us, generally upon 30 days prior written notice to the vendor. Under these agreements, as of December 31, 2014 we are obligated to pay up to $40.2 million to these vendors.

Other than the specific payments noted in the table of contractual obligations and as described in footnotes 2 and 3 above, milestone and royalty payments associated with certain agreements have not been included in the above table of contractual obligations as we cannot reasonably estimate if or when they will occur. At this time, no milestone payments, other than the milestone payments included in the table of contractual obligations, are probable of occurrence. Possible future payments under our arrangements include the following:

•	We have agreed to make milestone payments upon achieving various patent-related, clinical development, regulatory and sales-based milestones of up to $0.1 million, $1.6 million, $5.4 million and $4.2 million, respectively, to certain licensors. The license agreements also require that we remit royalties in amounts ranging from 0.5% to 2.5% based on net sales of products utilizing the licensed technology. We are also required to make payments in amounts ranging from 7.0% to 25% for non-royalty income received from any sublicense of the rights granted to us under such agreements. None of our lead product candidates utilize technology covered by these license agreements.

•	In August 2012, we entered into a license agreement pursuant to which the licensor granted us a worldwide exclusive license to certain intellectual property rights for the development of diagnostic products to detect the metabolism of certain cancers. We are obligated to pay the licensor up to $100,000 in milestone payments, contingent upon the issuance of certain patents. For each product developed under the agreement we have the right to elect to develop and commercialize the product or to grant the licensor an exclusive license to develop and commercialize the product. Under the agreement, the applicable party will pay to the other party a royalty based on worldwide net sales of products. In 2014, we incurred $50,000 in patent-based milestone expenses. To date, there have been no sales of products licensed. None of our lead product candidates utilize technology covered by the license agreement.

•

We entered into an agreement with a service provider to receive discounted upfront labor costs for a defined program in consideration of a milestone payment in five years from the effective date, as defined in the agreement. The milestone is dependent on us declaring a development candidate within the five-year contract term and is dependent on the origins of the development candidate. If the development candidate is derived from a new chemical class created by the service provider, the milestone will be two times the discounted upfront labor costs. If the development candidate is not derived from a new chemical class created by the service provider, the milestone will be equal to the discount on services provided to date. No milestone payment is due if no development candidate is declared within the five year period. In addition, should no development candidate be declared within three years and we remain active with the program, the service provider may at its discretion elect to request reimbursement of the discount on services provided to date and forgo the milestone payment. The election must be provided in writing within thirty days of the end of the three-year period. The accumulated discounted labor costs through December 31, 2014 are approximately $1.0 million. We have not accrued for the accumulated discount under the reimbursement option as we currently are unable to determine the probability of a development candidate being declared within a three-year period.

•	On November 10, 2009, we entered a research funding agreement whereby we received upfront grant monies to be utilized in the development and testing of brain cancer therapies in exchange for three separate $178,538 milestone payments. The milestones can be earned over a ten-year period from the agreement date and are dependent on us successfully commercializing a brain cancer therapy product. We will make separate milestone payments when we accumulate net profits of $5.0 million, $50.0 million and $250.0 million, respectively, from sales of the product. As of December 31, 2014, we have not commercialized a brain cancer therapy product.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2014, we had cash, cash equivalents and marketable securities of $467.4 million, consisting primarily of investments in U.S. Treasuries and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 10% change in interest rates would have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs that are located in Asia and Europe that are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2014 and December 31, 2013, we had minimal or no liabilities denominated in foreign currencies.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2014, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Agios Pharmaceuticals, Inc.

We have audited Agios Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Agios Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exits, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Agios Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Agios Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 24, 2015

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included, as applicable, in our definitive proxy statement to be filed with the SEC with respect to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1)   Financial Statements

The following documents are included on pages F-1 through F-34 attached hereto and are filed as part of this Annual Report on Form 10-K.

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

Date: February 24, 2015	By:	/s/ David P. Schenkein
David P. Schenkein, M.D President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David P. Schenkein David P. Schenkein, M.D.	Chief Executive Officer and Director (Principal executive officer)	Date: February 24, 2015

/s/ Glenn Goddard Glenn Goddard	Senior Vice President, Finance (Principal financial and accounting officer)	Date: February 24, 2015

/s/ Lewis C. Cantley Lewis C. Cantley, Ph.D.	Director	Date: February 24, 2015

/s/ Paul J. Clancy Paul J. Clancy	Director	Date: February 24, 2015

/s/ Douglas G. Cole Douglas G. Cole, M.D.	Director	Date: February 24, 2015

/s/ Kaye Foster-Cheek Kaye Foster-Cheek	Director	Date: February 24, 2015

/s/ Perry Karsen Perry Karsen	Director	Date: February 24, 2015

/s/ John M. Maraganore John M. Maraganore, Ph.D.	Director	Date: February 24, 2015

/s/ Robert T. Nelsen Robert T. Nelsen	Director	Date: February 24, 2015

/s/ Kevin P. Starr Kevin P. Starr	Director	Date: February 24, 2015

/s/ Marc Tessier-Lavigne Marc Tessier-Lavigne, Ph.D.	Director	Date: February 24, 2015

Agios Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Agios Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Agios Pharmaceuticals, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Agios Pharmaceuticals, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Agios Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 24, 2015

Agios Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$14,031	$71,560
Marketable securities	328,034	95,209
Collaboration receivable – related party	6,492	476
Other receivables	2,334	-
Prepaid expenses and other current assets	4,814	2,502
Refundable income taxes	3,841	-

Total current assets	359,546	169,747
Marketable securities	125,382	27,125
Property and equipment, net	6,386	3,758
Restricted cash	-	571
Other assets	590	4

Total assets	$491,904	$201,205

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,067	$3,678
Accrued expenses	14,020	6,586
Income taxes payable	-	1,462
Deferred revenue – related party	35,686	25,072
Deferred rent	310	123
Other current liabilities	6	9

Total current liabilities	61,089	36,930

Deferred revenue, net of current portion – related party	2,725	32,567
Deferred rent, net of current portion	3,724	220
Other non-current liabilities	-	6
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding at December 31, 2014 and 2013	-	-
Common stock, $0.001 par value; 125,000,000 shares authorized and 37,100,513 and 31,202,542 shares issued and outstanding at December 31, 2014 and 2013, respectively	37	31
Additional paid-in capital	591,334	244,881
Accumulated other comprehensive (loss) income	(57)	14
Accumulated deficit	(166,948)	(113,444)

Total stockholders’ equity	424,366	131,482

Total liabilities and stockholders’ equity	$491,904	$201,205

See Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2014	2013	2012
Collaboration revenue – related party	$65,358	$25,548	$25,072
Grant revenue	-	-	34

Total revenue	65,358	25,548	25,106

Operating expenses:
Research and development	100,371	54,502	41,037
General and administrative	19,120	9,929	7,064

Total operating expenses	119,491	64,431	48,101

Loss from operations	(54,133)	(38,883)	(22,995)
Interest income	203	55	69

Loss before (benefit) provision for income taxes	(53,930)	(38,828)	(22,926)
(Benefit) provision for income taxes	(426)	579	(2,824)

Net loss	(53,504)	(39,407)	(20,102)
Cumulative preferred stock dividends	-	(4,162)	(7,190)

Net loss applicable to common stockholders	$(53,504)	$(43,569)	$(27,292)

Net loss per share applicable to common stockholders – basic and diluted	$(1.59)	$(2.83)	$(8.02)

Weighted-average number of common shares used in net loss per share applicable to common stockholders – basic and diluted	33,667,024	15,415,373	3,401,719

See Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Net loss	$(53,504)	$(39,407)	$(20,102)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(71)	16	(25)

Comprehensive loss	$(53,575)	$(39,391)	$(20,127)

See Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	33,188,889	$32,940	5,190,551	$5,681	15,882,389	$77,301	3,197,420	$3	$1,127	$23	$(53,935)	$(52,782)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	—	—	—	—	—	—	(20,102)	(20,102)
Stock-based compensation expense	—	—	—	—	—	—	—	—	742	—	—	742
Vesting of restricted stock	—	—	—	—	—	—	183,713	—	56	—	—	56
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	234,968	—	87	—	—	87

Balance at December 31, 2012	33,188,889	$32,940	5,190,551	$5,681	15,882,389	$77,301	3,616,101	$3	$2,012	$(2)	$(74,037)	$(72,024)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	—	—	—	—	(39,407)	(39,407)
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,030	—	—	3,030
Vesting of restricted stock	—	—	—	—	—	—	136,758	—	64	—	—	64
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	237,565	—	150	—	—	150
Conversion of convertible preferred stock upon initial public offering	(33,188,889)	$(32,940)	(5,190,551)	$(5,681)	(15,882,389)	$(77,301)	19,731,564	20	115,903	—	—	115,923
Issuance of common stock for initial public offering, net of issuance costs of $2.4 million	—	—	—	—	—	—	6,772,221	7	110,973	—	—	110,980
Issuance of common stock for private placement	—	—	—	—	—	—	708,333	1	12,749	—	—	12,750

Balance at December 31, 2013	—	$—	—	$—	—	$—	31,202,542	$31	$244,881	$14	$(113,444)	$131,482
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(71)	—	(71)
Net loss	—	—	—	—	—	—	—	—	—	—	(53,504)	(53,504)
Stock-based compensation expense	—	—	—	—	—	—	—	—	11,506	—	—	11,506
Vesting of restricted stock	—	—	—	—	—	—	14,773	—	9	—	—	9
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	1,298,775	1	2,322	—	—	2,323
Issuance of common stock for follow-on offerings, net of issuance costs of $0.9 million	—	—	—	—	—	—	4,584,423	5	332,616	—	—	332,621

Balance at December 31, 2014	—	$—	—	$—	—	$—	37,100,513	$37	$591,334	$(57)	$(166,948)	$424,366

See Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,

	2014	2013	2012
Operating activities
Net loss	$(53,504)	$(39,407)	$(20,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,367	1,440	1,179
Net loss on disposal of fixed assets	—	—	10
Stock-based compensation expense	11,506	3,030	742
Deferred taxes	—	3,842	6,707
Net amortization of premiums and discounts on investments	538	284	287
Changes in operating assets and liabilities:
Collaboration receivable – related party	(6,016)	(476)	—
Other receivables	(2,334)	—	—
Prepaid expenses and other assets	(2,878)	(1,562)	(94)
Accounts payable	7,577	30	(322)
Accrued expenses and other liabilities	5,231	4,878	156
Deferred rent	3,691	(85)	(46)
Refundable income taxes and income taxes payable	(5,303)	(3,302)	(12,993)
Deferred revenue – related party	(19,228)	(25,072)	(25,072)

Net cash used in operating activities	(59,353)	(56,400)	(49,548)

Investing activities
Purchases of marketable securities	(837,219)	(146,049)	(88,524)
Proceeds from maturities and sales of marketable securities	505,528	60,126	113,041
Purchases of property and equipment	(2,216)	(1,294)	(1,475)
Release of restricted cash	571	—	—

Net cash (used in) provided by investing activities	(333,336)	(87,217)	23,042

Financing activities
Proceeds from public offering of common stock, net of commissions	333,577	113,367	—
Proceeds from private placement	—	12,750	—
Payment of public offering costs	(720)	(2,387)	—
Net proceeds from stock option exercises and issuance of common and restricted common stock	2,303	150	142

Net cash provided by financing activities	335,160	123,880	142

Net decrease in cash and cash equivalents	(57,529)	(19,737)	(26,364)
Cash and cash equivalents at beginning of the period	71,560	91,297	117,661

Cash and cash equivalents at end of the period	$14,031	$71,560	$91,297

Supplemental cash flow information
Cash paid for income taxes	$5,980	$—	$3,549

Supplemental disclosure of non-cash investing and financing transactions:
Conversion of convertible preferred stock upon initial public offering	$—	$115,923	$—

Vesting of restricted stock	$9	$64	$—

Additions to property, plant and equipment included in accounts payable and accrued expenses	$2,118	$339	$57

Proceeds from stock option exercises in other current assets	$20	$—	$—

Public offering costs in accounts payable and accrued expenses	$236	$—	$—

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

Liquidity

The Company has an accumulated deficit as of December 31, 2014 of $166.9 million and will require substantial capital for research and product development. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. The Company is subject to a number of risks similar to other life science companies, including, but not limited to, risks related to the successful discovery and development of its drug candidates, raising additional capital, development of new technological innovations by its competitors, protection of proprietary technology, and market acceptance of the Company’s products.

On July 29, 2013, the Company closed an initial public offering (“IPO”) of its common stock, which resulted in the sale of 6,772,221 shares of its common stock at a public offering price of $18.00 per share, including 883,333 shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares at the public offering price to cover over-allotments. The Company received net proceeds from the IPO of $111.0 million, after deducting underwriting discounts, commissions and expenses payable by the Company. Additionally, an affiliate of Celgene Corporation (“Celgene”), the Company’s cancer metabolism strategic alliance partner, purchased 708,333 shares of common stock in a separate private placement concurrent with the completion of the IPO at a purchase price of $18.00 per share for aggregate proceeds of $12.8 million.

In April 2014, the Company completed a public offering of 2,000,000 shares of its common stock at a public offering price of $44.00 per share. The Company received net proceeds from this offering of $82.3 million, after deducting underwriting discounts, commissions and expenses payable by the Company. Celgene purchased 294,800 shares of the Company’s common stock in the offering. In addition, the Company granted the underwriters the right to purchase up to an additional 300,000 shares of its common stock which was exercised in May 2014 resulting in additional net proceeds to the Company of $12.4 million, after underwriting discounts and commissions paid by the Company.

In December 2014, the Company completed a public offering of 1,986,455 shares of its common stock at a public offering price of $110.75 per share. The Company received net proceeds from this offering of $206.9 million, after deducting underwriting discounts, commissions and expenses payable by the Company. In addition, the Company granted the underwriters the right to purchase up to an additional 297,968 shares of its common stock which was exercised in December 2014 resulting in additional net proceeds to the Company of $31.0 million, after underwriting discounts and commissions paid by the Company.

In addition to the Company’s existing cash, cash equivalents and marketable securities, the Company is eligible to earn a significant amount of milestone payments, an additional extension payment of $20.0 million and is entitled to additional cost reimbursements under its collaboration agreement with Celgene. At December 31, 2014, the Company believes its cash, cash equivalents and marketable securities, totaling $467.4 million, are sufficient to fund operations for a period of at least 12 months from the balance sheet date.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

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

Prior to the IPO, the Company utilized significant estimates and assumptions in determining the fair value of its common stock. The board of directors determined the estimated fair value of the Company’s common stock based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector and the prices at which the Company sold shares of convertible preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time and the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company. The Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants, or AICPA, Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation, or the AICPA Practice Aid, to estimate the fair value of its common stock and in performing retrospective valuation analyses for certain grant dates prior to the IPO. The methodologies included the option pricing method utilizing the back-solve method (a form of the market approach defined in the AICPA Practice Aid) and the probability-weighted expected return method based upon the probability of occurrence of certain future liquidity events such as an initial public offering or sale of the Company. Each valuation methodology included estimates and assumptions that require the Company’s judgment. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition. Accordingly, revenue is recognized for each unit of accounting when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the seller’s price to the buyer is fixed or determinable; and

•	collectability is reasonably assured.

The Company’s revenue has primarily been generated from a Discovery and Development Collaboration and License Agreement with Celgene (“the Celgene Agreement”) and from research grant agreements.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

Collaboration and License Revenue

In January 2011, the Company adopted the FASB Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Element Revenue Arrangements (“ASU No. 2009-13”), on a prospective basis for all revenue arrangements entered into or materially modified after the adoption date. The Celgene Agreement was entered into prior to January 1, 2011 and the Company initially applied its prior accounting policy with respect to the arrangement. Under this policy, when evaluating multiple element arrangements, the Company considered whether the components of the arrangement should be accounted for individually as separate units of accounting if (1) the elements have stand-alone value, and (2) the Company is able to estimate the fair value of all undelivered elements under the arrangement.

In July 2014, the Company amended its collaboration agreement with Celgene. As a result of the amendment, the Company was required to reevaluate the agreement under ASU No. 2009-13. The amendment was determined to be a material modification pursuant to ASU No. 2009-13, and the Company began recognizing revenue for the arrangement under this guidance on a prospective basis, as discussed further in Note 3.

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

The arrangement consideration is then allocated to each separately identified unit of accounting based on the relative selling price, using the Company’s best estimate of selling price of each deliverable. The provisions of ASC 605-25, Multiple-Element Arrangements are then applied to each unit of accounting to determine the appropriate revenue recognition. In the event that a deliverable of a multiple element arrangement does not represent a separate unit of accounting, the Company recognizes revenue from the combined units of accounting over the term of the related contract or as undelivered items are delivered, as appropriate.

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

Revenue is recognized under the proportional performance method for certain units of accounting. The amount recognized is determined based on the consideration allocated to each unit of accounting based on the ratio of the level of effort incurred to date compared to the total estimated level of effort required to complete the Company’s performance obligations under the unit of accounting. Determining the total estimated level of effort required to complete all performance obligations requires management judgment and estimation, including assumptions regarding future operating performance, the timelines of the clinical trials approvals and the estimated patient populations.

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

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

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

Reimbursement of research and development costs by Celgene is recognized as revenue, provided the Company has determined that it is acting primarily as a principal in the transaction according to the provisions outlined in FASB ASC 605-45, Revenue Recognition – Principal Agent Considerations, the amounts are determinable and collection of the related receivable is reasonably assured.

Grant Revenue

Revenue related to research grant agreements is recognized as the underlying services are performed and delivered. Revenues from grants totaled approximately $0.1 million for the year ended December 31, 2012. The Company did not recognize any grant revenue for the years ended December 31, 2014 and 2013.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their grant date fair values. For stock options granted to employees and to members of the board of directors for their services on the board of directors, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense, net of estimated forfeitures, equal to the grant date fair value of stock options on a

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

straight-line basis over the requisite service period. For awards subject to both performance and service-based vesting conditions, the Company recognizes stock-based compensation expense using an accelerated recognition method if achievement of the performance criteria is considered probable.

Share-based payments issued to non-employees are recorded at their fair values, and are revalued at each reporting date and as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC Topic 505, Equity. For equity instruments granted to non-employees, the Company recognizes stock-based compensation expense using an accelerated recognition method.

During the years ended December 31, 2014, 2013, and 2012, the Company recorded stock-based compensation expense for employee and non-employee stock options, the employee stock purchase plan and restricted stock, which was allocated as follows in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2014	2013	2012
Research and development expense	$6,688	$2,001	$605
General and administrative expense	4,818	1,029	137

	$11,506	$3,030	$742

No related tax benefits were recognized for the years ended December 31, 2014, 2013 and 2012.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2014 and 2013, the Company did not have any uncertain tax positions.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources, and currently consists of net loss and changes in unrealized gains and losses on available-for-sale securities. Accumulated other comprehensive loss consists entirely of unrealized gains and losses from available for sale securities as of December 31, 2014 and 2013.

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of ninety days or less when purchased to be cash equivalents. Cash equivalents, which consist primarily of money market funds, are stated at fair value.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

Marketable Securities

Marketable securities at December 31, 2014 and 2013 consisted primarily of investments in United States Treasuries and certificates of deposit. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. The fair value of these securities is based on quoted prices for identical or similar assets. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on marketable securities for the years ended December 31, 2014, 2013 and 2012.

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

Marketable securities at December 31, 2014 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$13,160	$—	$(5)	$13,155
U.S. Treasuries	314,866	45	(32)	314,879
Non-current:
U.S. Treasuries	125,447	5	(70)	125,382

	$453,473	$50	$(107)	$453,416

Marketable securities at December 31, 2013 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$6,920	$—	$(5)	$6,915
U.S. Treasuries	88,287	8	(1)	88,294
Non-current:
U.S. Treasuries	27,113	12	—	27,125

	$122,320	$20	$(6)	$122,334

At December 31, 2014 and 2013, the Company held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(i) have maturities of one to two years and (ii) management does not intend to liquidate within the next twelve months, although these funds are available for use and therefore classified as available-for-sale.

At December 31, 2014 and 2013, the Company held 92 and 33 debt securities, respectively, that were in an unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at December 31, 2014 and 2013 was $236.9 million and $31.7 million, respectively. There were no individual securities that were in a significant unrealized loss position or that had been in an unrealized loss position for greater than one year as of December 31, 2014 and 2013. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2014 and 2013.

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

The Company is also subject to credit risk from its collaboration receivable. The Company evaluates the creditworthiness of its collaborator and has determined it is credit worthy. To date the Company has not experienced any losses with respect to its collaboration receivable.

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

The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$11,410	$960	$—	$12,370
Marketable securities:
Certificates of deposit	—	13,155	—	13,155
U.S. Treasuries	440,261	—	—	440,261

	$451,671	$14,115	$—	$465,786

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$68,792	$—	$—	$68,792
Marketable securities:
Certificates of deposit	—	6,915	—	6,915
U.S. Treasuries	115,419	—	—	115,419

	$184,211	$6,915	$—	$191,126

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. The Company validates the prices provided by its third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2014 or 2013.

The carrying amounts reflected in the consolidated balance sheets for cash, restricted cash, collaboration receivable – related party, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses approximate their fair values at December 31, 2014 and 2013, due to their short-term nature.

There have been no changes to the valuation methods during the years ended December 31, 2014 and 2013. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the years ended December 31, 2014 and 2013. The Company had no financial assets or liabilities that were classified as Level 3 at any point during the years ended December 31, 2014 and 2013.

Collaboration and Other Receivables

Collaboration receivables as of December 31, 2014 represent amounts due from Celgene for cost reimbursements of certain on-going phase 1 studies under the Celgene Agreement. As of December 31, 2013, collaboration receivables represented an unbilled collaboration receivable for revenues recognized related to Celgene’s election to extend the term of the initial discovery period from four to five years. Other receivables represent amounts due from the Company’s landlord for reimbursement of tenant improvements under the Company’s lease agreement.

The Company estimates an allowance for doubtful accounts based on credit worthiness, historical payment patterns, aging of accounts receivable balances, and general economic conditions. As of December 31, 2014 and 2013, the Company had no allowance for doubtful accounts.

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

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

Costs of major additions and betterments are capitalized; maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to expense as incurred. Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through December 31, 2014.

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

	Years ended December 31,
	2014	2013	2012
Convertible preferred stock	-	-	19,731,564
Stock options	3,805,420	3,846,168	3,145,544
Unvested restricted stock	8,522	23,295	160,053
Employee stock purchase plan shares	7,159	-	-

	3,821,101	3,869,463	23,037,161

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

Recent Accounting Pronouncements

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2016 with no early adoption permitted. The Company is required to adopt the amendments in the ASU using one of two acceptable methods. The Company is currently in the process of determining which adoption method it will apply and evaluating the impact of the guidance on its consolidated financial statements.

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

3. Collaboration Agreement

In April 2010, the Company entered into a collaboration agreement focused on cancer metabolism with Celgene, a related party through ownership of the Company’s common stock. The agreement was amended in October 2011 and in July 2014, as described below. The goal of the collaboration is to discover, develop and commercialize disease-altering therapies in oncology based on the Company’s cancer metabolism research platform. The Company is leading discovery, preclinical and early clinical development for all cancer metabolism programs under the collaboration. The discovery phase of the amended collaboration was to expire in April 2014, subject to Celgene’s option to extend the discovery phase for up to an additional two years with additional funding to the Company. In December 2013, Celgene elected to extend the term of the initial discovery phase from four years to five years, to April 2015, in exchange for the payment of a $20.0 million extension fee which was received in May 2014. In December 2014, Celgene elected to exercise its final option to extend the term of the initial discovery phase one additional year, to April 2016, in exchange for the payment of a $20.0 million extension fee which is expected to be received in the second quarter of 2015.

Pursuant to the collaboration agreement and subsequent amendments, the Company was responsible for nominating development candidates, of which two required confirmation by the Joint Research Committee

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(“JRC”) during the discovery phase. During the year ended December 31, 2012 the Company nominated its first development candidate and during the year ended December 31, 2013 the Company nominated its second development candidate, both of which have been confirmed by the JRC pursuant to the agreement. For each development candidate, Celgene elected to progress such development candidate into preclinical development requiring the Company to conduct studies to meet the requirements for filing an Investigational New Drug application (“IND”), or IND-enabling studies. Subsequently, the Company was required to file an IND for each development candidate and, upon the FDA’s acceptance of the INDs, Celgene requested that the Company conduct an initial phase 1 study.

Celgene may elect to convert each discovery program for which the Company has nominated a development candidate into a co-commercialized licensed program, the attributes of which are described below. The Company has the right, exercisable during a specified period following FDA acceptance of the applicable IND, to convert one of every three co-commercialized licensed programs into a split licensed program, for which the Company will retain the United States rights, other attributes of which are further described below. In June 2014, Celgene exercised its option to an exclusive global license for the development and commercialization of the Company’s isocitrate dehydrogenase 2 (“IDH2”) program, AG-221. The Company elected to retain U.S. rights to its isocitrate dehydrogenase 1 (“IDH1”) program, AG-120, in January 2014. In January 2015, Celgene agreed to exercise its rights to this program subject to receipt of any required regulatory approvals upon which the program will become a split licensed program. In addition, Celgene may license certain discovery programs that the Company does not nominate or the JRC does not confirm as a development candidate and for which Celgene will lead and fund global development and commercialization.

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

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

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

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

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

Upon concluding the arrangement had been materially modified in July 2014, the Company identified the remaining deliverables under the arrangement and determined its best estimate of selling price for the undelivered elements as of the modification date. The Company then allocated the total arrangement consideration, which included the remaining deferred revenue balance at the modification date and other consideration that was deemed to be determinable at the modification date, to each unit of accounting based on its best estimate of selling price. The difference between the total consideration and the best estimate of selling price of the undelivered items was recorded as revenue at the modification date. The undelivered items, which are each considered by the Company to have stand-alone value and therefore are separate units of accounting, the related best estimate of selling price, and the method of recognizing the allocated consideration, for each unit of accounting are as follows:

•	License for the split licensed program – AG-120: The Company developed the best estimate of selling price of the license by probability weighting multiple cash flow scenarios using the income approach. Management estimates within the models include the expected, probability-weighted net profits from estimated future sales, an estimated royalty rate using comparable industry royalty agreements, an estimate of the direct costs incurred to generate future cash flows, a discount rate, an estimated contributory asset charge rate to reflect the cost associated with the use of other assets to generate the cash flow, an estimated income tax rate and other business forecast factors. There are significant judgments and estimates inherent in the determination of the best estimate of selling price of this unit of accounting. These judgments and estimates include assumptions regarding future operating performance, the timelines of the clinical trials and regulatory approvals and the estimated patient populations. Should different reasonable assumptions be utilized, the best estimate of selling price and the associated revenues recognized would be different. Based on the analysis using management’s best estimate, the Company allocated $21.2 million to the license and will recognize revenue upon Celgene’s election to exercise its option to the split licensed program – AG-120. The Company will immediately recognize the non-contingent allocated consideration on the exercise date. On January 12, 2015, Celgene agreed to exercise its option to obtain an exclusive license outside the United States for AG-120, subject to receipt of any required regulatory approvals including any applicable clearance under the Hart-Scott-Rodino Act.

•

Development services for five separate on-going phase 1 studies (each of which is a separate unit of accounting): The Company developed the best estimate of selling price of the on-going phase 1 study development services of $50.8 million for all five studies using management’s best estimate of the cost of obtaining these services from a third-party provider, as well as internal full time equivalent costs to

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

support the development services. The estimated costs were determined to represent management’s best estimate of the price these services could be sold for separately. The amount allocated to these units of accounting is being recognized as revenue on a proportional performance basis as services are provided. The Company expects the performance period for these units of accounting to be delivered through the second quarter of 2016.

•	On-going research and development: The Company developed the best estimate of selling price of the research and development services of $13.6 million using management’s best estimate of the cost of obtaining these services from a third-party provider. The amount allocated to this unit of accounting is being recognized as revenue ratably over the performance period. The performance period has been determined to be through April 2015.

•	Committee participation: The Company developed the best estimate of selling price of the committee participation services of $0.2 million using management’s best estimate of the anticipated participation hours multiplied by a market rate for comparable participants. The amount allocated to this unit of accounting is being recognized as revenue ratably over the performance period. The performance period has been determined to be through April 2015.

The total estimated arrangement consideration, as well as the expected timing of revenue recognition, is adjusted based on changes in estimated arrangement consideration as a result of changes in estimate for certain on-going phase 1 studies. The allocable consideration will increase as the Company performs certain services for which it is eligible to receive reimbursement. These amounts will be recognized on a cumulative catch-up basis for any in-process units of accounting or immediately for any fully delivered units of accounting. For the period January 1, 2014 through the amendment date, the Company recognized a total of $42.7 million in revenues under the previous accounting guidance and upon the material modification. The Company recognized total revenue of $65.4 million, $25.5 million, and $25.1 million in connection with the Celgene collaboration during the years ended December 31, 2014, 2013, and 2012, respectively.

In December 2014, Celgene elected to extend the term of the initial discovery period from five to six years, to April 2016. As a result of the extension, the Company is entitled to receive a $20.0 million extension payment from Celgene. The Company evaluated this substantive option upon the material modification and concluded that upon exercise it is obligated provide its committee participation and research and development services for a period of one year from April 2015 through April 2016. Revenue will be recognized ratably over the performance period of April 2015 to April 2016 as the services are performed. The Company did not recognize any revenue related to this substantive option during the year ended December 31, 2014.

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

In addition to the milestone payments described above, for each co-commercialized licensed program, the Company will be reimbursed for all eligible development costs of the related phase 1 multiple ascending dose

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(MAD) study. The initial costs will be reimbursed as a milestone payment equal to the greater of $5.0 million or eligible development costs incurred by the Company upon the earlier of the determination of the maximum tolerated dose (MTD) or Celgene’s election to license the program. Subsequent to the initial milestone payment, development costs will be reimbursed on a quarterly basis. Through December 31, 2014, the Company had earned $26.6 million in cost reimbursements which includes the initial milestone payment. As of December 31, 2014, the Company has recorded a collaboration receivable of $6.5 million related to reimbursable development costs for AG-221.

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

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2014	2013
Laboratory equipment	$6,885	$5,754
Computer equipment and software	1,458	1,056
Leasehold improvements	97	97
Furniture and fixtures	345	342
Office equipment	218	218
Construction in progress	2,941	482

Total property and equipment	11,944	7,949
Less accumulated depreciation	(5,558)	(4,191)

Total property and equipment, net	$6,386	$3,758

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $1.4 million, $1.4 million and $1.2 million, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Accrued compensation	$5,689	$3,642
Accrued contracted research and development costs	7,340	2,484
Accrued professional fees	549	320
Accrued other	442	140

Total	$14,020	$6,586

6. Commitments and Contingencies

Operating Lease

On September 15, 2014, the Company entered into an operating lease agreement (the “Lease”) for approximately 74,500 square feet of office and laboratory space located at 88 Sidney Street, Cambridge, Massachusetts. Concurrently, the Company also entered into an agreement to terminate its existing lease under which the Company currently leases approximately 38,500 square feet of office and laboratory space located at 38 Sidney Street, Cambridge, Massachusetts. On November 21, 2014, the Company entered into a first amendment to the Lease (the “Lease Amendment”) to expand the rentable square footage of the leased space at 88 Sidney Street to approximately 113,200 square feet.

The date on which the Company will become responsible for paying rent under the Lease, as amended by the Lease Amendment (the “Commencement Date”) will be the earlier of May 15, 2015 or the date upon which the Company first begins conducting business at the new location. The Company’s existing lease at 38 Sidney Street will terminate thirty days after the Commencement Date. The initial lease term will be for a period of seven years from the Commencement Date. At the end of the lease term, the Company has the option to extend the Lease for two consecutive terms of five years at the fair market rent at the time of the extension. The lease agreement includes rent escalation clauses and a tenant improvement allowance of $16.5 million. The Company gained physical access to the leased space in September 2014 and began to record rent expense on a straight-line basis over the effective term of the Lease. The Company gained physical access to the expanded space in November 2014. The Company provided a standby letter of credit of $2.2 million as security for its obligations under the Lease in December 2014. The Company was not required to maintain any cash collateral for the standby letter of credit due to its good standing with the lender.

At December 31, 2014, the Company recorded approximately $2.3 million in tenant improvement allowance to be received from the Company’s landlord and is recorded as construction in progress within property and equipment, net, and in deferred rent and deferred rent, net of current portion, in the consolidated balance sheets. The deferred rent will be recorded as a reduction in rent expense ratably over the lease term.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

Future annual minimum lease payments due under non-cancellable operating leases at December 31 of each year are as follows (in thousands):

2015	$4,990
2016	6,685
2017	6,842
2018	7,004
2019	7,169
Thereafter	17,691

$50,381

Rent expense was $3.7 million, $2.2 million and $2.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The operating leases require the Company to share in prorated operating expenses and property taxes based upon actual amounts incurred; those amounts are not fixed for future periods and, therefore, are not included in the future commitments listed above.

Lead Program License Agreement

In August 2012, the Company entered into a license agreement pursuant to which the licensor granted the Company a worldwide exclusive license to certain intellectual property rights for the development of diagnostic products to detect the metabolism of certain cancers. The Company is obligated to pay the licensor up to $100,000 in milestone payments, contingent upon the issuance of certain patents. For each product developed under the agreement the Company has the right to elect to develop and commercialize the product or to grant the licensor an exclusive license to develop and commercialize the product. Under the agreement, the applicable party will pay to the other party a royalty based on worldwide net sales of products. As of December 31, 2014, the Company accrued $50,000 related to milestones achieved; however, there have been no sales of products licensed.

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

Other Program License Agreements

The Company has entered into various cancelable license agreements for certain technology. None of the Company’s lead product candidates utilize technology covered by these licenses. In consideration for the licensed rights the Company made up-front payments totaling $470,000 and issued a total of 162,545 shares of common stock to certain licensors. During the year ended December 31, 2014, the Company paid annual maintenance payments totaling $42,000 to certain of the licensors, which are recorded as research and development expense. The Company has the option to renew these licenses on an annual basis in exchange for payments approximating $45,000 for 2015. The Company could be required to make patent-related, clinical development, regulatory and sales-based milestones of up to $0.1 million, $1.6 million, $5.4 million and $4.2 million, respectively, to the licensors. The license agreements also require the Company to remit royalties in amounts ranging from 0.5% to 2.5% based on net sales of products utilizing the licensed technology. The Company is also required to make payments in amounts ranging from 7.0% to 25.0% for non-royalty income received from any sublicense of the rights granted to the Company under the agreements. Total license expense

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

incurred under the license agreements amounted to approximately $83,000, $72,000 and $30,000 during the years ended December 31, 2014, 2013 and 2012, respectively. The Company incurred $50,000 and $25,000 in patent-based milestones expenses in 2014 and 2013, respectively. The Company did not pay any milestones in 2012 and the Company has paid no royalties to date.

Milestone Payment Agreements

The Company entered into an agreement with a service provider to receive discounted upfront labor costs for a defined program in consideration of a milestone payment in five years from the Effective Date, as defined in the agreement. The milestone is dependent on the Company declaring a development candidate within the five-year contract term and is dependent on the origins of the development candidate. If the development candidate is derived from a new chemical class created by the service provider, the milestone will be two times the discounted upfront labor costs. If the development candidate is not derived from a new chemical class created by the service provider, the milestone will be equal to the discount on services provided to date. No milestone payment is due if no development candidate is declared within the five year period. In addition, should no development candidate be declared within three years and the Company remains active with the program, the service provider may, at its discretion, elect to request reimbursement of the discount on services provided to date and forgo the milestone payment. The election must be provided in writing within thirty days of the end of the three-year period. The accumulated discounted labor costs through December 31, 2014 are approximately $1.0 million. The Company has not accrued for the accumulated discount under the reimbursement option as the Company is currently unable to determine the probability of a development candidate being declared within a three-year period.

The Company entered into an agreement to utilize certain technologies and services in exchange for agreed upon rates over a period of time. The Company made an up-front payment of approximately $0.1 million upon execution of the agreement. The agreement includes milestone payments related to regulatory and preclinical events. The Company paid $0.3 million in regulatory milestones in the year ended December 31, 2014 and paid $0.2 million in preclinical milestones and $0.2 million in regulatory milestones in the year ended December 31, 2013. The Company did not pay any milestones in the year ended December 31, 2012. Total expenses incurred under this agreement amounted to approximately $0.3 and $0.4 million in the years ended December 31, 2014 and 2013, respectively. There were no expenses incurred under this agreement in the year ended December 31, 2012. As of December 31, 2013, the Company no longer had any milestone payment obligation remaining under this agreement.

Other Agreement

On November 10, 2009, the Company entered into a research funding agreement whereby the Company received upfront grant consideration to be utilized in the development and testing of brain cancer therapies in exchange for three separate $178,538 milestone payments. The milestones can be earned over a ten-year period from the agreement date and are dependent on the Company successfully commercializing a brain cancer therapy product. The Company will make separate milestone payments when it accumulates net profits of $5.0 million, $50.0 million and $250.0 million, respectively, from sales of the product. As of December 31, 2014, the Company has not commercialized a brain cancer therapy product.

Legal Contingencies

From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of its business. These proceedings may include allegations of infringement of intellectual property, employment or other matters. The Company does not have any ongoing legal proceedings that, based on management estimates, could have a material effect on the Company’s consolidated financial statements.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

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

In connection with the closing of the IPO, all of the Company’s outstanding convertible Preferred Stock automatically converted to common stock, resulting in an additional 19,731,564 shares of common stock of the Company becoming outstanding. Further, under the terms of the certificate of incorporation, the Board of Directors is authorized to direct the Company to issue shares of Preferred Stock in one or more series without stockholder approval. The Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of Preferred Stock. As of December 31, 2014, there are no shares of Preferred Stock outstanding.

Prior to the IPO, the holders of Series A, Series B, and Series C Preferred Stock were entitled to receive cumulative dividends at the rate of $0.06, $0.10, and $0.294666 per share per annum, respectively, in preference to any dividends on common stock, when, as, and if declared by the Board of Directors. These dividends were cumulative and accrued whether or not declared. As of December 31, 2012, dividends accrued but unpaid were $7.8 million for Series A Preferred Stock, $1.4 million for Series B Preferred Stock, and $5.3 million for Series C Preferred Stock. Immediately prior to the IPO, dividends accrued but unpaid were $8.9 million for Series A Preferred Stock, $1.7 million for Series B Preferred Stock, and $8.0 million for Series C Preferred Stock.

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

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

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

9. Share-Based Payments

Stock Incentive Plans

Prior to the IPO, the Company maintained the 2007 Stock Incentive Plan (the “2007 Plan”) for employees, directors, consultants, and advisors to the Company. The 2007 Plan provided for the grant of incentive and non-qualified stock options and restricted stock grants as determined by the Board of Directors. Under the 2007 Plan, the Company reserved 5,079,462 shares of common stock and, at December 31, 2014 and December 31, 2013, the Company had no shares available for future issuance.

In June 2013, the Company’s Board of Directors adopted, and in July 2013, the Company’s stockholders approved, the 2013 Stock Incentive Plan (the “2013 Plan”). The 2013 Plan became effective upon the closing of the IPO and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The Company will grant no further stock options or other awards under the 2007 Plan. Any options or awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remain outstanding and effective. As of December 31, 2014, the total number of shares reserved under all equity plans is 4,445,395, and the Company had 639,975 shares available for future issuance under such plans. The 2013 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2014 and continuing until the expiration of the 2013 Plan, equal to the lesser of (i) 2,000,000 shares of common stock, (ii) 4% of the outstanding shares of common stock on such date or (iii) an amount determined by the Company’s Board of Directors. On January 1, 2015, the annual increase for the 2013 Plan resulted in an additional 1,484,020 shares authorized for issuance.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

During the year ended December 31, 2014 the Company did not grant any stock options to consultants and advisors of the Company. During the year ended December 31, 2013, consultants and advisors were granted 27,272 stock options. These awards are included within the following table which summarizes the stock option activity of all stock incentive plans for the year ended December 31, 2014.

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	3,846,168	$4.14	7.43	$76,189
Granted	1,339,483	39.49
Exercised	(1,298,775)	1.79
Forfeited/Expired	(81,456)	13.22

Outstanding at December 31, 2014	3,805,420	$17.19	7.58	$360,935

Exercisable at December 31, 2014	1,577,101	$2.58	5.82	$172,636

Vested and expected to vest at December 31, 2014	3,516,545	$16.98	7.50	$334,292

The weighted-average grant date fair value of options granted was $27.26, $9.96 and $2.09 during the years ended December 31, 2014, 2013 and 2012, respectively. The total intrinsic value of options exercised was $60.4 million, $4.2 million and $0.8 million during the years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014, the total unrecognized compensation expense related to unvested stock option awards, including estimated forfeitures, was $32.5 million, which the Company expects to recognize over a weighted-average period of approximately 3.1 years. The Company also has unrecognized stock-based compensation expense of $1.1 million related to stock options with performance-based vesting criteria that are not considered probable of achievement as of December 31, 2014.

Restricted Stock Units

The Company may grant awards of restricted stock units (“RSUs”) to non-employee directors, members of the management team and employees on a discretionary basis pursuant to the 2013 Plan. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. The total number of unvested RSUs at December 31, 2014 was 10,000. The issued and outstanding RSUs vest on the first anniversary of the grant date.

The fair value of the RSUs granted in the year ended December 31, 2014 was approximately $0.5 million. No RSUs were granted in prior years. The Company recorded stock-based compensation expense related to RSUs of $0.1 million for the year ended December 31, 2014. No compensation expense related to RSUs was recorded in prior years. As of December 31, 2014, there was approximately $0.4 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a period of nine months.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

Unvested RSU activity for the year ended December 31, 2014 is summarized as follows:

Unvested shares at December 31, 2013	—
Granted	10,000
Vested	—

Unvested shares end of period	10,000

Restricted Stock and Early Exercise of Stock Options

Certain employees were granted restricted stock and certain directors were permitted to early exercise their stock options, upon approval by the Company’s Board, at which time the awards became subject to restricted stock agreements. These shares of restricted stock granted upon early exercise of the options are subject to the same vesting provisions as the original stock option awards. Accordingly, the Company has recorded the exercise proceeds from early exercises as a restricted stock liability in the consolidated balance sheets. The restricted stock liability is reclassified into stockholders’ equity as the restricted stock and options vest.

Unvested restricted stock activity for the year ended December 31, 2014 is summarized as follows:

Unvested shares at December 31, 2013	23,295
Granted	—
Vested	(14,773)
Forfeited	—

Unvested shares at December 31, 2014	8,522

There were no shares of restricted stock granted during the years ended December 31, 2014 and 2013. The weighted-average purchase price of restricted stock granted during the year ended December 31, 2012 was $0.91. The fair value of awards vested during the years ended December 31, 2014, 2013 and 2012 was $0.7 million, $1.7 million and $0.5 million, respectively.

Performance-Based Stock Option Grants

During the year ended December 31, 2014, no options to purchase shares of common stock that contain performance-based or a combination of performance-based and service-based vesting criteria were granted by the Company. During the year ended December 31, 2013, the Company granted options to purchase 355,454 shares of common stock, which contain performance-based and service-based vesting criteria, to employees. Performance-based vesting criteria for these options primarily relate to milestone events specific to the Company’s corporate goals, including but not limited to certain preclinical and clinical development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. As of December 31, 2014, certain of the performance-based milestones had been achieved and the achievement of certain other milestones have been deemed probable and therefore the related expense has either been fully recognized or is being recognized over the remaining service period. The achievement of the remaining milestones was deemed to be not probable as of December 31, 2014 and therefore no expense has been recognized related to these awards. During the years ended December 31, 2014 and 2013, the Company recognized stock-based compensation expense of $0.9 million, related to stock options with performance-based vesting criteria. No stock-based compensation expense related to stock options with performance-based criteria was recorded during the year ended December 31, 2012.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

Stock-Based Compensation Expense

The fair value of each stock option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used in calculating the grant date fair value of the awards:

	Years Ending December 31,
	2014	2013	2012
Risk-free interest rate	1.83%	1.31%	1.09%
Expected dividend yield	—	—	—
Expected term (in years)	6.03	6.42	6.08
Expected volatility	78.61%	92.49%	97.75%

Risk-Free Rate

The risk-free rate is based on the yield curve of U.S. Treasury securities with periods commensurate with the expected term of the options being valued.

Dividends

The Company has never paid, and does not anticipate paying, any cash dividends in the foreseeable future, and therefore uses an expected dividend yield of zero in the option-pricing model.

Volatility

Since the Company was privately held through July 2013, it does not have the relevant company-specific historical data to support its expected volatility. As such, the Company has used a weighted-average of expected volatility based on the volatilities of a representative group of publicly-traded biopharmaceutical companies. For purposes of identifying representative companies, the Company considered characteristics such as number of product candidates in earlier stages of product development, area of therapeutic focus, length of trading history, companies’ stage of life cycle, size, and relevant financial metrics. The expected volatility has been determined using a weighted-average of the historical volatilities of the representative group of companies for a period equal to the expected term of the option grant. The Company intends to continue to consistently apply this process using similar entities until a sufficient amount of historical information regarding the volatility of the Company’s own share price becomes available or until circumstances change, such that the identified entities are no longer representative companies. In the latter case, more suitable, similar entities whose share prices are publicly available would be utilized in the calculation.

Expected Term

The Company uses the “simplified method” as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share Based Payments, to estimate the expected term of stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the contractual term (ten years) and the weighted-average vesting term of the Company’s stock options, taking into consideration multiple vesting tranches. The Company utilizes this method due to lack of historical exercise data and the plain-vanilla nature of the Company’s share-based awards.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

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

2013 Employee Stock Purchase Plan

In June 2013, the Company’s Board of Directors adopted, and in July 2013 the Company’s stockholders approved, the 2013 Employee Stock Purchase Plan (the “2013 ESPP”). The 2013 ESPP will be administered by the Company’s Board of Directors or by a committee appointed by the Company’s Board of Directors. Under the 2013 ESPP, each offering period is six months, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of the offering period. The per-share purchase price at the end of each offering period is equal to 85% of the closing price of one share of the Company’s common stock at the beginning or end of the offering period, whichever is lower, subject to Internal Revenue Service limits. The first offering period was initiated on September 1, 2014. No shares were issued during the year ended December 31, 2014 under the 2013 ESPP. The 2013 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 327,272 shares of the Company’s common stock.

The Company recorded $0.1 million of stock-based compensation expense for the year ended December 31, 2014 related to the 2013 ESPP. No stock-based compensation expense related to the 2013 ESPP was recorded during the year ended December 31, 2013.

10. Income Taxes

The provision (benefit) for income taxes is as follows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$ (444)	$ (3,263)	$(9,531)
State	18	—	—

Total current	(426)	(3,263)	(9,531)

Deferred:
Federal	—	3,842	6,707
State	—	—	—

Total deferred	—	3,842	6,707

Total	$(426)	$579	$(2,824)

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

A reconciliation of the expected income tax benefit (expense) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2014, 2013 and 2012:

	December 31,
	2014	2013	2012
Income tax benefit computed at federal statutory tax rate	35.00%	35.00%	35.00%
State taxes, net of federal benefit	4.90	4.02	7.07
Change in valuation allowance	(35.80)	(38.02)	(28.08)
General business credits and other credits	(1.90)	0.52	0.12
Permanent differences	(2.10)	(1.75)	(0.63)
Interest and penalties	—	(1.19)	(1.95)
Other	0.80	(0.07)	0.79

Total	0.90%	(1.49)%	12.32%

During the years ended December 31, 2013 and 2012, the Company incurred $0.6 million for interest and penalties related to the non-payment of U.S. federal income taxes, respectively. No interest and penalties were incurred during the year ended December 31, 2014.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$53,545	$21,901
Deferred revenue	8,713	23,171
Tax credit carryforwards	3,159	637
Purchased intangible assets	137	147
Stock-based compensation	3,461	768
Deferred rent	1,622	138
Other	325	231

Total deferred tax assets	70,962	46,993
Valuation allowance	(69,433)	(46,549)

Total deferred tax assets	$1,529	$444

Deferred tax liabilities:
Depreciation and amortization	$(1,529)	$(444)

Total deferred tax liabilities	$(1,529)	$(444)

Net deferred tax asset	$-	$-

As of December 31, 2014, the Company had net operating loss carryforwards available to reduce federal and state income taxes of approximately $166.9 million and $208.1 million, respectively. If not utilized, these

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

carryforwards expire at various dates through 2034. At December 31, 2014 the Company also has available research and development tax credits for federal and state income tax purposes of approximately $2.5 million and $1.1 million, respectively.

Utilization of the net operating loss carryforwards and credits may be subject to annual limitations as prescribed by federal and state statutory provisions. The annual limitation may result in the expiration of net operating loss carryforwards prior to its utilization.

The Company has federal and state net operating loss carry forward (NOLs) related to stock compensation in the amount of $39.1 million and $39.2 million, respectively, that is not included in deferred tax assets. When the excess stock-based compensation related to NOL carryover tax assets are realized, the benefit will be credited directly to stockholders’ equity.

Utilization of the NOLs and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as well as similar state provisions. Ownership changes may limit the amount of NOLs and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of 5% shareholders in the stock of a corporation by more than 50 percent in the aggregate over a three-year period. During 2011, the Company completed a study through December 31, 2011, to determine whether any ownership change has occurred since the Company’s formation and has determined that transactions have resulted in two ownership changes, as defined by Section 32. The impact of the ownership changes have been reflected in the Company’s deferred tax assets in the table above. There could be additional ownership changes in the future that could further limit the amount of NOLs and tax credit carryforwards that the Company can utilize.

As required by ASC 740, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. During the year ended December 31, 2011, management determined that it was more likely than not that it would realize a portion of its deferred tax assets because of the Company’s ability to carryback future losses for U.S. federal income tax purposes. As a result, the Company reversed approximately $10.7 million of the valuation allowance on its deferred tax assets in the year ended December 31, 2011, representing the amount of deferred tax assets that will be realized in 2012 and 2013, the years available for carryback. The Company utilized certain of the deferred tax assets, including net operating losses, generated in the year ended December 31, 2013 to reduce its federal income taxes payable in the years ended December 31, 2013 and 2012. For the remainder of the Company’s deferred tax assets, management determined that it is more likely than not that the Company may not realize the benefit and has recorded a valuation allowance of approximately $69.4 million and $46.5 million at December 31, 2014 and 2013, respectively. The valuation allowance increased by $22.9 million in the year ended December 31, 2014.

The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2014 and 2013 the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

The statute of limitations for assessment by the Internal Revenue Service (IRS) and state tax authorities is open for tax years ending December 31, 2014, 2013, 2012, 2011 and 2010 although carryforward attributes that were generated for tax years prior to 2010 may still be adjusted upon examination by the IRS or state tax authorities if they either have been, or will be, used in a future period. There are currently no federal or state audits in progress.

11. Defined Contribution Benefit Plan

The Company sponsors a 401(k) retirement plan, in which substantially all of its full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company did not provide any contributions to this plan during the years ended December 31, 2014, 2013 or 2012.

Beginning January 1, 2015, the Company will make matching contributions equal to 50% of the employee’s contributions, subject to a maximum of 6% of eligible compensation.

12. Selected Quarterly Financial Data (Unaudited)

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total revenue	$8,411	$8,411	$33,900	$14,636
Income (loss) from operations	(12,284)	(18,330)	3,208	(26,727)
Net income (loss)	(12,248)	(18,296)	3,704	(26,664)
Net income (loss) applicable to common stockholders	(12,248)	(18,296)	3,704	(26,664)
Net income (loss) per share applicable to common stockholders – basic	(0.39)	(0.54)	0.11	(0.76)
Net income (loss) per share applicable to common stockholders – diluted	(0.39)	(0.54)	0.10	(0.76)

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total revenue	$6,268	$6,268	$6,268	$6,744
Loss from operations	(7,046)	(8,526)	(11,069)	(12,242)
Net loss	(7,228)	(8,620)	(11,177)	(12,382)
Net loss applicable to common stockholders	(9,025)	(10,418)	(11,744)	(12,382)
Net loss per share applicable to common stockholders – basic and diluted	(2.47)	(2.80)	(0.52)	(0.40)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-36014	July 29, 2013	3.1

3.2	Amended and Restated By-Laws	8-K	001-36014	July 29, 2013	3.2

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-189216	June 24, 2013	4.1

4.2	Second Amended and Restated Investor Rights Agreement dated as of November 16, 2011	S-1	333-189216	June 10, 2013	4.2

10.1#	2007 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.1

10.2#	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-189216	June 10, 2013	10.2

10.3#	Form of Nonstatutory Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-189216	June 10, 2013	10.3

10.4#	2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.4

10.5#	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.5

10.6#	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.6

10.7#	2013 Employee Stock Purchase Plan	S-1	333-189216	June 24, 2013	10.7

10.8#	Letter Agreement, dated as of April 17, 2009, between the Registrant and Duncan Higgons	S-1	333-189216	July 11, 2013	10.8

10.9#	Letter Agreement, dated as of May 6, 2009, between the Registrant and David P. Schenkein, M.D.	S-1	333-189216	July 11, 2013	10.9

10.10#	Letter Agreement, dated as of July 22, 2010, between the Registrant and Scott Biller, Ph.D.	S-1	333-189216	July 11, 2013	10.10

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.11#	Letter of Agreement, dated May 4, 2010 between the Registrant and Glenn Goddard	S-1	333-189216	June 10, 2013	10.11

10.12	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-189216	July 11, 2013	10.12

10.13	Lease, dated as of August 2, 2010, between the Registrant and Thirty-Eight Sidney Street Limited Partnership	S-1	333-189216	June 10, 2013	10.12

10.14†	Discovery and Development Collaboration and License Agreement, dated as of April 14, 2010, as amended on October 3, 2011, between the Registrant and Celgene Corporation	S-1	333-189216	July 16, 2013	10.14

10.15*	Third Amendment to Discovery and Development Collaboration and License Agreement, dated July 14, 2014 between the Registrant and Celgene Corporation					X

10.16	Common Stock Purchase Agreement, dated as of July 16, 2013, between the Registrant and Celgene Alpine Investment Co., LLC	S-1	333-189216	July 16, 2013	10.15

10.17	Lease, dated as of September 15, 2014, between the Registrant and Forest City 88 Sidney, LLC	8-K	001-36014	September 19, 2014	10.1

10.18	Termination of Lease, dated September 15, 2014, by and between Agios Pharmaceuticals, Inc. and 38 Sidney Street Limited Partnership	8-K	001-36014	September 19, 2014	10.2

10.19	First Amendment to Lease, dated as of November 21, 2011, between the Registrant and Forest City 88 Sidney, LLC	8-K	001-36014	November 26, 2014	10.1

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

21.1	Subsidiaries of the Registrant	S-1	333-189216	June 10, 2013	21.1

23.1	Consent of Ernst & Young LLP					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

#	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
*	Confidental treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commisison.