Form 10-Q
period 2015-03-31
AGIOS PHARMACEUTICALS INC
filed 2015-05-11
CIK 1439222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on May 8, 2015: 37,298,171

AGIOS PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$35,256	$14,031
Marketable securities	309,450	328,034
Collaboration receivable – related party	7,017	6,492
Tenant improvement and other receivables	6,906	2,334
Prepaid expenses and other current assets	5,512	4,814
Refundable income taxes	—	3,841

Total current assets	364,141	359,546
Marketable securities	95,258	125,382
Property and equipment, net	14,297	6,386
Other assets	640	590

Total assets	$474,336	$491,904

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,640	$11,067
Accrued expenses	15,604	14,020
Deferred revenue – related party	6,886	35,686
Deferred rent	1,245	310
Other current liabilities	4	6

Total current liabilities	36,379	61,089

Deferred revenue, net of current portion – related party	133	2,725
Deferred rent, net of current portion	11,007	3,724
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 37,289,050 and 37,100,513 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	37	37
Additional paid-in capital	598,494	591,334
Accumulated other comprehensive income (loss)	191	(57)
Accumulated deficit	(171,905)	(166,948)

Total stockholders’ equity	426,817	424,366

Total liabilities and stockholders’ equity	$474,336	$491,904

See accompanying notes to condensed consolidated financial statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Collaboration revenue – related party	$34,202	$8,411
Operating expenses:
Research and development (net of $4,366 of cost reimbursement from related party for the three months ended March 31, 2015)	32,443	17,407
General and administrative	6,954	3,288

Total operating expenses	39,397	20,695

Loss from operations	(5,195)	(12,284)
Interest income	238	36

Net loss	$(4,957)	$(12,248)

Net loss per share – basic and diluted	$(0.13)	$(0.39)

Weighted-average number of common shares used in net loss per share – basic and diluted	37,214,747	31,394,563

See accompanying notes to condensed consolidated financial statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(4,957)	$(12,248)
Other comprehensive income:
Unrealized gain on available-for-sale securities	248	19

Comprehensive loss	$(4,709)	$(12,229)

See accompanying notes to condensed consolidated financial statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(4,957)	$(12,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	370	332
Stock-based compensation expense	5,060	1,505
Net amortization of premium and discounts on investments	172	168
Changes in operating assets and liabilities:
Collaboration receivable – related party	(524)	(2,143)
Other receivables	(4,573)	—
Prepaid expenses and other assets	(708)	(930)
Accounts payable	(2,665)	720
Accrued expenses and other liabilities	1,574	(2,194)
Deferred rent	8,218	(24)
Refundable income taxes and income taxes payable	3,841	(5,958)
Deferred revenue – related party	(31,393)	(6,268)

Net cash used in operating activities	(25,585)	(27,040)

Investing activities
Purchases of marketable securities	(35,526)	(34,812)
Proceeds from maturities and sales of marketable securities	84,311	22,560
Purchases of property and equipment	(3,797)	(13)

Net cash provided by (used in) investing activities	44,988	(12,265)

Financing activities
Payment of public offering costs	(207)	—
Net proceeds from stock option exercises and employee stock purchase plan	2,029	582

Net cash provided by financing activities	1,822	582

Net increase (decrease) in cash and cash equivalents	21,225	(38,723)
Cash and cash equivalents at beginning of the period	14,031	71,560

Cash and cash equivalents at end of the period	$35,256	$32,837

Supplemental cash flow information
Cash paid for income taxes	$—	$5,958

Supplemental disclosure of non-cash investing and financing transactions
Additions to property, plant and equipment in accounts payable and accrued expenses	$6,602	$13

Vesting of restricted stock	$2	$3

Public offering costs in accounts payable and accrued expenses	$—	$65

Proceeds from stock option exercises in other current assets	$60	$—

See accompanying notes to condensed consolidated financial statements.

Agios Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Overview and Basis of Presentation

Overview

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

In April 2014, the Company completed a public offering of 2,000,000 shares of its common stock at a public offering price of $44.00 per share. The Company received net proceeds from this offering of $82.3 million, after deducting underwriting discounts, commissions and expenses payable by the Company. Celgene Corporation (“Celgene”) purchased 294,800 shares of the Company’s common stock in the offering. In addition, the Company granted the underwriters the right to purchase up to an additional 300,000 shares of its common stock which was exercised in May 2014 resulting in additional net proceeds to the Company of $12.4 million, after deducting underwriting discounts and commissions paid by the Company.

In December 2014, the Company completed a public offering of 1,986,455 shares of its common stock at a public offering price of $110.75 per share. The Company received net proceeds from this offering of $206.9 million, after deducting underwriting discounts, commissions and expenses payable by the Company. In addition, the Company granted the underwriters the right to purchase up to an additional 297,968 shares of its common stock which was exercised in December 2014 resulting in additional net proceeds to the Company of $31.0 million, after deducting underwriting discounts and commissions paid by the Company.

Basis of Presentation

The condensed consolidated interim balance sheet as of March 31, 2015, and the condensed consolidated interim statements of operations, comprehensive loss and cash flows for the three months ended March 31, 2015 and 2014, are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2015 and its results of operations and cash flows for the three months ended March 31, 2015 and 2014. The financial data and the other financial information disclosed in these notes to the condensed consolidated interim financial statements related to the three-month period is also unaudited. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other future annual or interim period. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 that was filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2015.

The Company’s consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly owned subsidiary, Agios Securities Corporation. All intercompany transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2016 with no early adoption permitted. In April 2015, the FASB proposed a one year deferral of the effective date of this accounting update to annual periods beginning after December 15, 2017, along with an option to permit early adoption. The Company is required to adopt the amendments in the ASU using one of two acceptable methods. The Company is currently in the process of determining which adoption method it will apply and evaluating the impact of the guidance on its consolidated financial statements.

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

Level 2 – Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, directly or indirectly, for substantially the full term of the asset or liability.

Level 3 – Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of March 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$32,562	$720	$—	$33,282
Marketable securities:
Certificates of deposit	—	11,480	—	11,480
U.S. Treasuries	393,228	—	—	393,228

	$425,790	$12,200	$—	$437,990

The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$11,410	$960	$—	$12,370
Marketable securities:
Certificates of deposit	—	13,155	—	13,155
U.S. Treasuries	440,261	—	—	440,261

	$451,671	$14,115	$—	$465,786

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2015 or December 31, 2014.

The carrying amounts reflected in the condensed consolidated balance sheets for cash, collaboration receivable – related party, tenant improvement and other receivables, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses approximate their fair values at March 31, 2015 and December 31, 2014, due to their short-term nature.

There have been no changes to the valuation methods during the three months ended March 31, 2015 or 2014. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2015 or the year ended December 31, 2014. The Company had no financial assets or liabilities that were classified as Level 3 at any point during the three months ended March 31, 2015 or the year ended December 31, 2014.

4. Marketable Securities

Marketable securities at March 31, 2015 and December 31, 2014 consisted primarily of investments in United States Treasuries and certificates of deposit. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss in the condensed consolidated interim statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on marketable securities for the three months ended March 31, 2015 and 2014.

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

Marketable securities at March 31, 2015 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$11,480	$1	$(1)	$11,480
U.S. Treasuries	297,883	90	(3)	297,970
Non-current:
U.S. Treasuries	95,154	104	—	95,258

	$404,517	$195	$(4)	$404,708

Marketable securities at December 31, 2014 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$13,160	$—	$(5)	$13,155
U.S. Treasuries	314,866	45	(32)	314,879
Non-current:
U.S. Treasuries	125,447	5	(70)	125,382

	$453,473	$50	$(107)	$453,416

At March 31, 2015 and December 31, 2014, the Company held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that (i) have a maturity of one to two years and (ii) management does not intend to liquidate within the next twelve months, although these funds are available for use and therefore classified as available-for-sale.

At March 31, 2015 and December 31, 2014, the Company held 23 and 92 debt securities that were in an unrealized loss position for less than one year, respectively. The aggregate fair value of debt securities in an unrealized loss position at March 31, 2015 and December 31, 2014 was $42.7 million and $236.9 million, respectively. There were no individual securities that were in a significant unrealized loss position as of March 31, 2015 and December 31, 2014. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of March 31, 2015 and December 31, 2014.

5. Collaboration Agreements

Celgene 2010 Collaboration Agreement

In April 2010, the Company entered into a collaboration agreement focused on cancer metabolism with Celgene, a related party through ownership of the Company’s common stock. The agreement was amended in October 2011 and in July 2014, as described below. The goal of the collaboration is to discover, develop and commercialize disease-altering therapies in oncology based on the Company’s cancer metabolism research platform. The Company is leading discovery, preclinical and early clinical development for all cancer metabolism programs under the collaboration. The discovery phase of the amended collaboration was to expire in April 2014, subject to Celgene’s option to extend the discovery phase for up to an additional two years with additional funding to the Company. In December 2013, Celgene elected to extend the term of the initial discovery phase from four years to five years, to April 2015, in exchange for the payment of a $20.0 million extension fee which was received in May 2014. In December 2014, Celgene elected to exercise its final option to extend the term of the initial discovery phase one additional year, to April 2016, in exchange for the payment of a $20.0 million extension fee which was received in May 2015.

Pursuant to the collaboration agreement and subsequent amendments, the Company is responsible for nominating development candidates, of which two required confirmation by the Joint Research Committee (“JRC”) during the discovery phase. During the year ended December 31, 2012 the Company nominated its first development candidate and during the year ended December 31, 2013 the Company nominated its second development candidate, both of which have been confirmed by the JRC pursuant to the agreement. For each development candidate, Celgene elected to progress such development candidate into preclinical development requiring the Company to conduct studies to meet the requirements for filing an Investigational New Drug application (“IND”), or IND-enabling studies. Subsequently, the Company was required to file an IND for each development candidate and, upon the FDA’s acceptance of the INDs, Celgene requested that the Company conduct an initial phase 1 study.

Celgene may elect to convert each discovery program for which the Company has nominated a development candidate into a co-commercialized licensed program, the attributes of which are described below. The Company has the right, exercisable during a specified period following FDA acceptance of the applicable IND, to convert one of every three co-commercialized licensed programs into a split licensed program, for which the Company will retain the United States rights, other attributes of which are further described below. In June 2014, Celgene exercised its option to an exclusive global license for the development and commercialization of the Company’s isocitrate dehydrogenase 2 (“IDH2”) program, AG-221. The Company elected to retain U.S. rights to its isocitrate dehydrogenase 1 (“IDH1”) program, AG-120, in January 2014. Celgene exercised its rights to this program during the three months ended March 31, 2015. In addition, Celgene may license certain discovery programs that the Company does not nominate or the JRC does not confirm as a development candidate and for which Celgene will lead and fund global development and commercialization.

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

Upon concluding the arrangement had been materially modified in July 2014, the Company identified the remaining deliverables under the arrangement and determined its best estimate of selling price for the undelivered elements as of the modification date. The Company then allocated the total arrangement consideration, which included the remaining deferred revenue balance at the modification date and other consideration that was deemed to be determinable at the modification date, to each unit of accounting based on its best estimate of selling price. The difference between the total consideration and the best estimate of selling price of the undelivered items was recorded as revenue at the modification date. The undelivered items, which are each considered by the Company to have stand-alone value and therefore are separate units of accounting, the related best estimate of selling price, and the method of recognizing the allocated consideration, for each unit of accounting are as follows:

•	License for the split licensed program – AG-120: The Company developed the best estimate of selling price of the license by probability weighting multiple cash flow scenarios using the income approach. Management estimates within the models include the expected, probability-weighted net profits from estimated future sales, an estimated royalty rate using comparable industry royalty agreements, an estimate of the direct costs incurred to generate future cash flows, a discount rate, an estimated contributory asset charge rate to reflect the cost associated with the use of other assets to generate the cash flow, an estimated income tax rate and other business forecast factors. There are significant judgments and estimates inherent in the determination of the best estimate of selling price of this unit of accounting. These judgments and estimates include assumptions regarding future operating performance, the timelines of the clinical trials and regulatory approvals and the estimated patient populations. Should different reasonable assumptions be utilized, the best estimate of selling price and the associated revenues recognized would be different. Based on the analysis using management’s best estimate, the Company allocated $21.2 million to the license and will recognize revenue upon Celgene’s election to exercise its option to the split licensed program – AG-120. The Company will immediately recognize the non-contingent allocated consideration on the exercise date. Celgene exercised its option to obtain an exclusive license outside the United States for AG-120 during the three months ended March 31, 2015 and the Company recognized the non-contingent consideration allocated to this unit of accounting, $15.8 million, as revenue upon delivery of the license. As additional contingent consideration is earned and allocated to this unit of accounting it will be recognized immediately.

•

Development services for five separate on-going phase 1 studies (each of which is a separate unit of accounting): The Company developed the best estimate of selling price of the on-going phase 1 study development services of $50.8 million for all five studies using management’s best estimate of the cost of obtaining these services from a third-party provider, as well as internal full time equivalent costs to support the development services. The estimated costs were determined to represent management’s best estimate of the price these services could be sold for separately. The amount allocated to these units of accounting is being recognized as revenue on a proportional performance basis as services are provided. As committed to on the date of the amendment, the Company has completed services for three of the on-going phase 1 studies and expects services for the remaining two on-going phase 1 studies to be performed through the second quarter of 2016. As additional contingent consideration is earned and allocated to the three fully delivered units of accounting it will be recognized immediately.

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

The total estimated arrangement consideration, as well as the expected timing of revenue recognition, is adjusted based on changes in estimated arrangement consideration as a result of changes in estimate for certain on-going phase 1 studies. The allocable consideration increases as the Company performs certain services for which it is eligible to receive reimbursement. These amounts are to be recognized on a cumulative catch-up basis for any in-process units of accounting or immediately for any fully delivered units of accounting. The estimated arrangement consideration may decrease if the Company receives less reimbursement than initially estimated.

Beginning in the first quarter of 2015, the Company and Celgene agreed to plans to advance AG-221 into later stage development studies. Pursuant to the terms of the 2010 Celgene agreement, the parties agreed to transition primary development responsibilities for AG-221 to Celgene for later stage development at which point Celgene would become the lead development party for AG-221. During the transition, the Company continued to manage certain arrangements with third-party service providers whose contracts were assigned to Celgene. The Company determined it is no longer the primary obligor of the arrangements and, when considering the other factors included within ASC 605-45, Revenue Recognition – Principal Agent Considerations, determined reimbursements of amounts incurred under third-party contracts should be reported on a net basis in research and development expense during the three months ended March 31, 2015. The Company re-assessed its estimate of the total level of effort required to perform the development services related to AG-221 and recorded a change in estimate in the three months ended March 31, 2015, accordingly. This change in estimate resulted in the recognition of an additional $5.1 million of revenue. Including the $3.8 million presented as a reduction of research and development expenditures, the net change reduced the Company’s net loss by $8.9 million and caused a decrease in net loss per share of $0.24 for the three months ended March 31, 2015.

In December 2014, Celgene elected to extend the term of the initial discovery period from five to six years, to April 2016. As a result of the extension, the Company is entitled to receive a $20.0 million extension payment from Celgene. The Company evaluated this substantive option upon the material modification and concluded that upon exercise it is obligated provide its committee participation and research and development services for a period of one year from April 2015 through April 2016. Revenue will be recognized ratably over the performance period of April 2015 to April 2016 as the services are performed. The Company did not recognize any revenue related to this substantive option during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Company performed planning services on behalf of Celgene related to an expanded phase 1 trial of AG-221. The Company determined the work represented a contingent deliverable under the collaboration agreement amended in July 2014. The Company also determined it is not the primary obligor of the underlying third-party contracts and determined reimbursements of amounts incurred under the contracts should be reported on a net basis in research and development expense. During the three months ended March 31, 2015, the Company recognized $0.1 million in revenues and recorded $0.6 million as a reduction in research and development costs related to these services. Costs reimbursed for services performed directly by the Company are presented as collaboration revenues.

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

In addition to the milestone payments described above, for each co-commercialized licensed program, the Company will be reimbursed for all eligible development costs of the related phase 1 multiple ascending dose (MAD) study. The initial costs will be reimbursed as a milestone payment equal to the greater of $5.0 million or eligible development costs incurred by the Company upon the earlier of the determination of the maximum tolerated dose (MTD) or Celgene’s election to license the program. Subsequent to the initial milestone payment, development costs will be reimbursed on a quarterly basis. Through March 31, 2015, the Company had earned $33.1 million in cost reimbursements which includes the initial milestone payment. As of March 31, 2015 and December 31, 2014, the Company has recorded a collaboration receivable of $7.0 million and $6.5 million, respectively, related to reimbursable development costs for AG-221.

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

The Company has concluded that certain of the clinical development and regulatory milestones that may be received under the 2010 Celgene agreement, if the Company is involved in future product development and commercialization, are substantive. Factors considered in the evaluation of the milestones included the degree of risk associated with performance of the milestone, the level of effort and investment required, whether the milestone consideration was reasonable relative to the deliverables and whether the milestone was earned at least in part based on the Company’s performance. Revenues from substantive milestones, if they are nonrefundable, are recognized as revenue upon successful accomplishment of the milestones. Clinical and regulatory milestones are deemed non-substantive if they are based solely on the collaborator’s performance. Non-substantive milestones will be recognized when achieved to the extent the Company has no remaining performance obligations under the arrangement. Milestone payments earned upon achievement of commercial milestone events will be recognized when earned.

The Company may also receive royalties at tiered, low- to mid-teen percentage rates on net sales and has the option to participate in the development and commercialization of certain products in the United States. The royalty payments are recognized as revenue in the period in which they are earned. No other milestone or royalty payments under the agreement have been earned.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued compensation	$2,370	$5,689
Accrued contracted research and development costs	11,829	7,340
Accrued professional fees	764	549
Accrued other	641	442

Total	$15,604	$14,020

7. Share-Based Payments

2013 Stock Incentive Plan

In June 2013, the Company’s Board of Directors adopted, and in July 2013, the Company’s stockholders approved, the 2013 Stock Incentive Plan (the “2013 Plan”). The 2013 Plan became effective upon the closing of the IPO and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. As of March 31, 2015, the total number of shares reserved under all equity plans is 5,754,381 and the Company had 1,201,353 shares available for future issuance under such plans. The 2013 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2014 and continuing until the expiration of the 2013 Plan, equal to the lesser of (i) 2,000,000 shares of Common Stock, (ii) 4% of the outstanding shares of Common Stock on such date or (iii) an amount determined by the Company’s Board of Directors. On January 1, 2015, the annual increase for the 2013 Plan resulted in an additional 1,484,020 shares authorized for issuance.

The following table summarizes the activity of all stock incentive plans for the three months ended March 31, 2015:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	3,805,420	$17.19	7.58	$360,935
Granted	922,642	108.21
Exercised	(175,034)	9.42
Forfeited/expired	—	—

Outstanding at March 31, 2015	4,553,028	$35.94	7.88	$279,052

Exercisable at March 31, 2015	1,664,398	$5.42	5.91	$147,926

Vested and expected to vest at March 31, 2015	4,203,171	$35.39	7.80	$259,635

The weighted-average grant date fair value of options granted was $68.60 and $21.81 during the three months ended March 31, 2015 and 2014, respectively. The total intrinsic value of options exercised was $18.2 million and $24.1 million during the three months ended March 31, 2015 and 2014, respectively.

At March 31, 2015, the total unrecognized compensation expense related to unvested stock option awards, including estimated forfeitures, was $84.8 million, which the Company expects to recognize over a weighted-average period of approximately 3.5 years. The Company also has unrecognized stock-based compensation expense of $1.1 million related to stock options with performance-based vesting criteria that are not considered probable of achievement as of March 31, 2015.

Restricted Stock Units

The Company may grant awards of restricted stock units (“RSUs”) to non-employee directors, members of the management team and employees on a discretionary basis pursuant to the 2013 Plan. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. The total number of unvested RSUs at March 31, 2015 was 10,000. The issued and outstanding RSUs vest on the first anniversary of the grant date.

No RSUs were granted in the three months ended March 31, 2015 and 2014. The Company recorded stock-based compensation expense related to RSUs of $0.1 million for the three months ended March 31, 2015. No compensation expense related to RSUs was recorded during the three months ended March 31, 2014. These amounts are included in the total stock-based compensation expense disclosed below. As of March 31, 2015, there was approximately $0.2 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a period of six months.

The following table presents unvested RSU activity for the three months ended March 31, 2015:

Three Months Ended March 31, 2015
Unvested shares beginning of period	10,000
Granted	—
Vested	—

Unvested shares end of period	10,000

Restricted Stock and Early Exercise of Stock Options

At March 31, 2015, there were 5,681 shares of unvested restricted stock which remain subject to the Company’s right of repurchase.

Unvested restricted stock activity for the three months ended March 31, 2015 is summarized as follows:

Three Months Ended March 31, 2015
Unvested shares beginning of period	8,522
Vested	(2,841)

Unvested shares end of period	5,681

Performance-Based Stock Option Grants

During the three months ended March 31, 2015 and 2014, no options to purchase shares of common stock that contain performance-based or a combination of performance-based and service-based vesting criteria were granted by the Company. Performance-based vesting criteria for options primarily relate to milestone events specific to the Company’s corporate goals, including but not limited to certain preclinical and clinical development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. As of March 31, 2015, certain of the performance-based milestones had been achieved. The achievement of certain other milestones have been deemed probable and therefore the related expense either has been fully recognized or is being recognized over the remaining service period. The achievement of the remaining milestones was deemed to be not probable as of March 31, 2015 and therefore no expense has been recognized related to these awards. During each of the three months ended March 31, 2015 and 2014, the Company recognized stock-based compensation expense of $0.1 million related to stock options with performance-based vesting criteria.

Stock-Based Compensation Expense

During the three months ended March 31, 2015 and 2014, the Company recorded stock-based compensation expense for employee and non-employee stock options, the employee stock purchase plan, restricted stock units and restricted stock, which was allocated as follows in the condensed consolidated interim statements of operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development expense	$2,611	$1,064
General and administrative expense	2,449	441

	$5,060	$1,505

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

	Three Months Ended March 31,
	2015	2014
Risk-free interest rate	1.71%	1.82%
Expected dividend yield	—	—
Expected term (in years)	6.08	6.08
Expected volatility	70.35%	84.18%

2013 Employee stock purchase plan

In June 2013, the Company’s Board of Directors adopted, and in July 2013 the Company’s stockholders approved, the 2013 Employee Stock Purchase Plan (the “2013 ESPP”). The 2013 ESPP will be administered by the Company’s Board of Directors or by a committee appointed by the Company’s Board of Directors. Under the 2013 ESPP, each offering period is six months, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of the offering period. The per-share purchase price at the end of each offering period is equal to 85% of the closing price of one share of the Company’s common stock at the beginning or end of the offering period, whichever is lower, subject to Internal Revenue Service limits. The Company issued 10,664 shares during the three months ended March 31, 2015 under the 2013 ESPP. The 2013 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 327,272 shares of the Company’s common stock.

The Company recorded less than $0.1 million of stock-based compensation expense for the three months ended March 31, 2015 related to the 2013 ESPP. No stock-based compensation expense related to the 2013 ESPP was recorded during the three months ended March 31, 2014.

8. Income Taxes

In January 2014, the Company paid $6.0 million as payment in full of its U.S. federal income tax liability related to the year ended December 31, 2011, including $1.5 million of interest and penalties accrued. The Company filed a carryback claim to apply the net losses incurred during the year ended December 31, 2013 against the previous taxable income. The amount to be refunded by the Internal Revenue Service (“IRS”) was recorded as refundable income taxes as of December 31, 2014. During the three months ended March 31, 2015, the Company received the balance of the refundable income tax. There was no (benefit) provision for income taxes during the three months ended March 31, 2015 and 2014.

9. Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the dilutive net loss per share calculation, stock options, unvested restricted stock and employee stock purchase plan options are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive; therefore, basic and diluted net loss per share were the same for all periods presented.

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2015	2014
Stock options and restricted stock units	4,553,028	3,958,495
Unvested restricted stock	5,681	18,750
Employee stock purchase plan options	1,125	—

	4,559,834	3,977,245

10. Subsequent Events

Subsequent to March 31, 2015, the Company selected its third novel IDH mutant inhibitor, AG-881, for clinical development. On April 27, 2015, the Company entered into a new joint worldwide development and profit share collaboration and license agreement with Celgene (the “AG-881 US Agreement”), and the Company’s wholly owned subsidiary, Agios International Sarl, entered into a collaboration and license agreement with Celgene International II Sarl (the “AG-881 ROW Agreement” and, together with the AG-881 US Agreement, the “AG-881 Agreements”). The AG-881 Agreements establish a worldwide collaboration focused on the development and commercialization of AG-881 products. Under the terms of the AG-881 Agreements, the Company will receive an initial payment of $10.0 million and is eligible to receive up to $70.0 million in milestone-based payments. The Company will equally split all worldwide development costs, subject to specified exceptions, as well as any profits from any net sales of, or commercialization losses related to, licensed AG-881 products.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Information

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated interim financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 and related notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 24, 2015. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this report. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a biopharmaceutical company committed to applying our scientific leadership in the field of cellular metabolism to transform the lives of patients with cancer and rare genetic disorders, or RGDs, of metabolism, which are a subset of orphan genetic metabolic diseases. Metabolism is a complex biological process involving the uptake and assimilation of nutrients in cells to produce energy and facilitate many of the processes required for cellular division and growth. We focus our efforts on using cellular metabolism, an unexploited area of biological research with disruptive potential, as a platform for developing potentially transformative small molecule medicines. Our most advanced cancer product candidates, AG-221 and AG-120, target mutant isocitrate dehydrogenase 2 and 1, or IDH2 and IDH1, respectively. These mutations are found in a wide range of hematological malignancies and solid tumors. The lead candidate in our RGD programs, AG-348, targets pyruvate kinase-R for the treatment of pyruvate kinase deficiency. Pyruvate kinase deficiency is a rare disorder that often results in severe hemolytic anemia due to inherited mutations in the pyruvate kinase enzyme within red blood cells.

In April 2010, we entered into a discovery and development collaboration and license agreement with Celgene, focused on targeting cancer metabolism. The goal of the 2010 collaboration is to discover, develop and commercialize disease-altering therapies in oncology arising out of our cancer metabolism research platform that have achieved development candidate status. On December 8, 2014, Celgene elected to extend the period of its exclusivity for an additional year to April 2016. The extension marks the final year for the discovery phase and Celgene will maintain its exclusive option to certain drug candidates that emerge from our cancer metabolism research platform through April 2016. We received a $20.0 million payment as a result of the extension in May 2015.

Under the terms of the 2010 agreement, we lead research, preclinical and early development efforts through phase 1, while Celgene received an option to obtain exclusive rights either upon IND acceptance or at the end of phase 1, to further develop and commercialize medicines emerging from our cancer metabolism research. Celgene would lead and fund global development and commercialization of development candidates for which they exercise their option to obtain a co-commercialization license, and we retain development and commercialization rights in the United States for development candidates for which we exercise our option to retain a split license. On all programs under the 2010 collaboration agreement, we are eligible to receive up to $120 million in milestone-based payments as well as royalties on any sales.

AG-221 and AG-120 are two drug candidates that have been nominated to date during the discovery phase of the 2010 collaboration. In June 2014, Celgene exercised its exclusive option to license AG-221 and gained worldwide development and commercialization rights for AG-221. We continue to conduct certain clinical development activities within the AG-221 development program while transitioning responsibilities to Celgene who will lead later development activities. Celgene exercised its exclusive option to license development and commercialization rights to AG-120 outside the United States during the three months ended March 31, 2015. We retain U.S. development and commercialization rights for AG-120.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials. To date, we have financed our operations primarily through funding received from our 2010 collaboration agreement with Celgene, private placements of our preferred stock, the initial public offering, or IPO, of our common stock and concurrent private placement of common stock to an affiliate of Celgene and our follow-on public offerings. Substantially all of our revenue to date has been collaboration revenue received from Celgene.

Since inception, we have incurred significant operating losses. Our net losses were $5.0 million and $12.2 million for the three months ended March 31, 2015 and March 31, 2014, respectively. As of March 31, 2015, we had an accumulated deficit of $171.9 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from year to year. We anticipate that our expenses will increase significantly as we continue to advance and expand clinical development activities for our lead programs, AG-221, AG-120, AG-881 and AG-348; continue to discover and validate novel targets and drug product candidates; expand and protect our intellectual property portfolio; hire additional commercial, development and scientific personnel; and continue to operate as a publicly traded company.

Recent Developments

Subsequent to March 31, 2015, we selected our third novel IDH mutant inhibitor, AG-881, for clinical development. On April 27, 2015, we entered into a new joint worldwide development and profit share collaboration and license agreement with Celgene or the AG-881 US Agreement, and our wholly owned subsidiary, Agios International Sarl, entered into a collaboration and license agreement with Celgene International II Sarl, or the AG-881 ROW Agreement and together with the AG-881 US Agreement, the AG-881 Agreements. The AG-881 Agreements establish a worldwide collaboration focused on the development and commercialization of
AG-881 products. Under the terms of the AG-881 Agreements, we will receive an initial payment of $10 million and are eligible to receive up to $70 million in milestone-based payments. We and Celgene will equally split all worldwide development costs, subject to specified exceptions, as well as any profits from any net sales of, or commercialization losses related to, licensed AG-881 products.

Financial Operations Overview

Revenue

Through March 31, 2015, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the near future. Primarily all of our revenue to date has been derived from our 2010 collaboration with Celgene. Through the date of the amendment of the collaboration agreement in July 2014, we were recognizing revenue related to the upfront license fee of $121.2 million, the implied premium of $3.1 million paid on the purchase of $8.8 million of Series B convertible preferred stock, and the two $20.0 million extension payments received in October 2011 and May 2014 to extend the discovery phase until April 2015, ratably over the period over which we expected to fulfill our performance obligations, which we referred to as the performance period. For the three months ended March 31, 2014, we recognized $8.4 million under this approach. As a result of an amendment to the 2010 collaboration agreement in July 2014, we were required to evaluate the arrangement under the current revenue recognition accounting guidance. We recognized revenue of $34.2 for the three months ended March 31, 2015 under the current revenue recognition guidance, including $15.8 million related to the delivery of the ex. U.S. license for AG-120 which was delivered during the quarter. We have received $26.7 million related to reimbursable development costs for our IDH2 program since the amendment in July 2014. As of March 31, 2015, we have recorded a collaboration receivable of $7.0 million related to reimbursable development costs for this program for activities performed during the first quarter of 2015.

We expect to receive additional consideration under our 2010 collaboration agreement with Celgene related to certain development services to be performed. In May 2015, we received an additional $20.0 million extension payment as a result of Celgene electing to extend the discovery phase until April 2016. We may also receive future milestone or royalty payments under our agreements with Celgene. In addition we will receive an initial payment of $10.0 million under our AG-881 Agreements. We expect that any revenue we generate from our collaboration agreements will fluctuate from quarter to quarter as a result of our analysis of each unit of accounting and the uncertain timing and amount of milestone payments, royalties and other payments. Reimbursements received from Celgene for certain third-party costs are recorded as a reduction to research and development expanse rather than revenue.

In the future, we will seek to generate revenue from a combination of product sales and upfront payments, cost reimbursements, milestone payments, and royalties on future product sales in connection with our 2010 collaboration agreement with Celgene or other strategic relationships. In addition we and Celgene will equally split all worldwide development costs, subject to specified exceptions, as well as any profits from any net sales of, or commercialization losses related to, licensed AG-881 products under the terms of the AG-881 Agreements.

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

Research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed. Reimbursements received from Celgene for certain third-party costs are recorded as a reduction to research and development expense.

The following summarizes our most advanced current research and development programs.

AG-221: Lead IDH2 Program

AG-221 is an orally available, selective, potent inhibitor of the mutated IDH2 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH2 mutations, including those with AML who have a historically poor prognosis. On June 16, 2014, the U.S. Food and Drug Administration (FDA) granted us orphan drug designation for AG-221 for treatment of patients with AML. On August 13, 2014, we announced that the FDA granted Fast Track designation to AG-221 for treatment of patients with AML that harbor an IDH2 mutation. We have been evaluating AG-221 in several phase 1 dose escalation trials evaluating both hematological and solid tumor cancers with IDH2 mutations. To date, all clinical data reported by us highlights that the mechanism of response is consistent with preclinical studies, including substantial reduction of plasma 2HG levels, as well as evidence of cellular differentiation and normalization of cell counts in the bone marrow and blood. This differentiation effect is distinct from that seen with traditional chemotherapeutics commonly used to treat AML. In the second half of 2015, Celgene, in collaboration with us, intends to initiate a global phase 3 registration-enabling study in relapsed/refractory AML patients that harbor an IDH2 mutation and initiate combination trials to evaluate AG-221 as a potential frontline treatment for patients with AML and a broad range of hematologic malignancies.

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

In June 2014, Celgene exercised its option to an exclusive global license for development and commercialization of AG-221 under our 2010 collaboration agreement. Under the 2010 collaboration agreement, Celgene is responsible for all development costs for AG-221. We are eligible to receive up to $120 million in milestone payments and a tiered royalty on any net sales of products containing AG-221. We also have the right to conduct a portion of any commercialization activities for AG-221 in the United States. In addition to contributing our scientific and translational expertise, we will continue to conduct clinical development and regulatory activities within the AG-221 development program in collaboration with Celgene.

In October 2014, we initiated four expansion cohorts in our ongoing phase 1 study of AG-221 in patients with IDH2-mutant hematologic malignancies to assess the safety and tolerability of AG-221 at 100 mg once daily oral dose in approximately 100 patients with IDH2-mutant hematologic malignancies, including AML. The expansion cohorts are evaluating relapsed or refractory AML patients 60 years of age and older, relapsed or refractory AML patients under age 60, untreated AML patients who decline standard of care chemotherapy and patients with other IDH2-mutant positive advanced hematologic malignancies. In October 2014, we announced the initiation of a phase 1/2 multicenter study of AG-221 in patients with advanced solid tumors, including gliomas, as well as angioimmunoblastic T-cell lymphoma, or AITL, in each case, that carry an IDH2 mutation. This phase 1/2 multicenter, open-label, dose-escalation clinical trial of AG-221, which we are conducting in collaboration with Celgene, is designed to assess the safety, clinical activity, and tolerability of AG-221 among patients who have an IDH2-mutant advanced solid tumor. The phase 1/2 trial is expected to include a dose expansion phase where three cohorts of patients with glioma, AITL and other solid tumors that are IDH2-mutant positive will receive AG-221 to further evaluate safety, tolerability and clinical activity in advanced solid tumors or AITL.

On December 7, 2014, we reported additional clinical data from the phase 1 study of AG-221, which included 73 enrolled patients with IDH2-mutant positive advanced hematologic malignancies. The data were presented at the 56th American Society of Hematology (ASH) Annual Meeting and Exposition in San Francisco, California. The new data showed investigator-assessed objective responses in 25 out of 45 evaluable patients on AG-221. Of the 25 patients who achieved an objective response, there were six complete remissions, four complete remissions with incomplete platelet recovery (CRp), four marrow complete remissions (mCR), one complete remission with incomplete hematologic recovery (CRi) and ten partial remissions (PR). In the six patients who achieved a complete remission, evidence of durability was observed as long as eight months in duration and no relapses were reported in these patients. An estimated 90 percent of responses have been undergoing treatment on AG-221 for three months or longer, with four responders on AG-221 beyond six months of treatment as of the data cutoff. Ten patients with stable disease remained on AG-221, with several patients on study for as long as six months and ongoing. Five patients were removed from the study per the protocol following decision to undergo a potentially curative bone marrow transplant. AG-221 continued to show favorable drug exposure and pharmacokinetics at all doses tested with substantial reductions in plasma levels of 2HG. The maximum tolerated dose had not yet been reached and the dose escalation continued.

On May 7, 2015, we announced that our ongoing phase 1 study of AG-221 have been expanded to add an additional more homogenous cohort of 125 patients with IDH2 mutant-positive AML who are in second or later relapse, refractory to second-line induction or reinduction treatment, or have relapsed after allogeneic transplantation. Consistent with the ongoing expansion cohorts, AG-221 will be administered at a dose of 100 mg once daily. The primary objectives of the study are to confirm the safety and clinical activity of AG-221 in a select, highly resistant AML population. We also announced that in June 2015 we will be presenting the first data from our phase 1 hematological malignancy expansion cohorts at the 20th Congress of the European Hematology Association (EHA) in Vienna, Austria.

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

In November 2014, we reported initial clinical data from the ongoing AG-120 phase 1 study in advanced hematologic malignancies at the 26th EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics. As of October 17, 2014, a total of 17 patients with a documented IDH1 mutation whose cancer relapsed or were refractory, meaning they failed to respond to at least one prior treatment regimen, were treated with AG-120. At the time of the data cutoff, 14 patients with relapsed and/or refractory AML were evaluable; and three patients had recently initiated therapy and were not evaluable. The initial data showed investigator-assessed objective responses in seven out of 14 evaluable patients, including four complete remissions, with responses observed across the four dose levels tested. In the four patients who achieved a complete remission, durability ranging from 15 days to five months was observed. All responding patients remain on AG-120. One patient with stable disease was reported on AG-120. AG-120 was well tolerated, with the majority of adverse events reported as mild to moderate. The maximum tolerated dose has not yet been reached. One patient had a dose limiting toxicity of asymptomatic grade 3 QT prolongation at the highest dose tested to date, which improved to grade 1 after AG-120 dose reduction according to treatment protocol. This patient achieved complete remission and remained on AG-120. AG-120 showed favorable drug exposure and pharmacokinetics at all doses tested and also substantially reduced plasma levels of 2HG, which is produced by the mutant IDH1 protein, to the level observed in healthy volunteers. The mechanism of response is consistent with differentiation, as evidenced by the maturation of the leukemic cells into infection fighting white blood cells, or neutrophils. Together with Celgene, we intend to initiate a global registration-enabling phase 3 study for IDH1 mutant-positive hematologic malignancies in the first half of 2016. We also plan to begin combination trials to evaluate AG-120 as a potential frontline treatment of AML and a broad range of hematologic malignancies in the second half of 2015.

On May 7, 2015, we announced that three expansion cohorts have been added to the ongoing phase study of AG-120. These three expansion cohorts will evaluate AG-120 in 175 patients with IDH1 mutated advanced hematologic malignancies. The first cohort will evaluate a more homogenous population of 125 AML patients who relapsed after bone marrow transplantation, are in second or later relapse, refractory to second line induction or reinduction treatment. The second cohort will evaluate 25 untreated AML patients, and the third cohort will evaluate 25 patients with IDH1 mutated advanced hematologic malignancies not eligible for cohorts one or two. AG-120 will be administered at a 500 mg once daily oral dose, in 28-day cycles. The study’s primary objectives are to confirm the safety and clinical activity of AG-120. We also announced that in June 2015 we will present new data from the ongoing phase 1 study evaluating patients with IDH1 mutant positive advanced hematologic malignancies at EHA.

Celgene exercised its exclusive option to license development and commercialization rights to AG-120 outside the United States during the three months ended March 31, 2015. We had previously elected to exercise our option to retain development and commercialization rights to AG-120 in the United States in January 2014. Upon Celgene’s exercise of its exclusive option under the terms of our 2010 agreement, Celgene leads development and commercialization outside the United States, and we lead development and commercialization in the United States. Celgene is responsible for future development and commercialization costs specific to countries outside the United States, we are responsible for future development and commercialization costs specific to the United States, and we and Celgene will equally fund the future global development costs of AG-120 that are not specific to any particular region or country. Celgene is eligible to receive tiered royalties on any net sales in the U.S. We are eligible to receive tiered royalties on any net sales outside the U.S. and up to $120 million in payments on achievement of certain milestones.

AG-881: Pan-IDH Program

AG-881 is an orally available, selective, brain-penetrant, pan-IDH mutant inhibitor, providing added flexibility to our current portfolio of IDH inhibitors. AG-881 successfully completed IND-enabling studies in April 2015. We plan to initiate clinical development of the drug candidate in the second quarter of 2015. Celgene and we will jointly collaborate on the worldwide development program, sharing worldwide development costs and profits. We would lead commercialization in the U.S. with both companies sharing equally in field-based commercial activities, and Celgene would lead commercialization outside of the U.S. with us providing one third of field-based commercial activities in the major E.U. markets.

AG-348: Lead Pyruvate Kinase (PK) Deficiency Program

AG-348 is an orally available small molecule and a potent activator of the PKR enzyme. We have previously reported in nonclinical studies that AG-348 is a potent activator of the wild-type (normal) and mutated PKR enzymes, resulting in restoration of ATP levels and a decrease in 2,3-DPG levels in blood sampled from patients with PK deficiency. The wild-type PKR activity of AG-348 allows the study of enzyme activation in healthy volunteers, providing an opportunity to understand the safety, dosing and pharmacodynamic activity of AG-348 prior to entering a proof-of-concept study in patients. On March 24, 2015, the FDA granted us orphan drug designation for AG-348 for treatment of patients with PK deficiency.

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

On December 8, 2014, during a poster session at ASH 2014, we reported the first clinical data from the phase 1 SAD and MAD clinical trials of AG-348 in healthy volunteers. These results provided early proof-of-mechanism for AG-348 as a novel, first-in-class, oral activator of both wild-type and mutated PKR enzymes. In these phase 1 studies, dosing of AG-348 over 14-days in healthy volunteers resulted in a dose-dependent increase in the PKR pathway as evidenced by a substantial increase in ATP and decrease in 2,3-DPG levels, which are key biomarkers of PKR activity and primary indicators of PK deficiency. These data support the hypothesis that AG-348 treatment may similarly enhance PKR activity in patients with PK deficiency and thus correct the underlying defect of the disease. Results presented were from 64 healthy volunteers who received either AG-348 or placebo, which included 48 people from the completed SAD study and 16 people in the first two cohorts of the MAD study, which recently completed dosing. Complete safety results were reported from the SAD phase 1 study and showed that AG-348 was well tolerated. Although the MAD study remained blinded, no serious adverse events have been reported in the first two analyzed cohorts. AG-348 also showed a favorable pharmacokinetic profile with rapid absorption, low variability and dose-proportional increase in exposure following both single and multiple doses. The observed dose-dependent changes in 2,3-DPG and ATP blood levels seen are consistent with a substantial increase in PKR enzymatic activity. We expect to provide final results from the MAD study in June 2015 and to initiate a phase 2 study of AG-348 in patients with PK deficiency in the first half of 2015. A natural history study of PK deficiency is also ongoing and patient enrollment is on track. We also announced that in June 2014 we will present final data for the phase 1 MAD clinical trial of AG-348 in healthy volunteers and the first data from a natural history study of PK deficiency, a rare hemolytic anemia at EHA.

We have worldwide development and commercial rights to AG-348 and expect to fund the future development and commercialization costs related to this program.

Other Research and Platform Programs

Other research and platform programs include activities related to exploratory efforts, target validation, and lead optimization for our discovery and follow-on programs and our proprietary metabolomics platform.

We use our employee and infrastructure resources across multiple research and development programs, and we allocate internal employee-related and infrastructure costs, as well as certain third-party costs net of reimbursements from Celgene, to each of these programs based on the personnel resources allocated to such program. Our research and development expenses, by major program, are outlined in the table below:

	Three Months Ended March 31,
(in thousands)	2015	2014
IDH2 (AG-221)	$3,329	$3,348
IDH1 (AG-120)	10,417	3,613
Pan IDH (AG-881)	3,873	1,146
PK deficiency (AG-348)	5,071	3,143
Other research and platform programs	9,753	6,157

Total research and development expenses	$32,443	$17,407

Research and development expenses for AG-221 for the three months ended March 31, 2015 are net of $4.4 million in reimbursement of certain third-party costs for AG-221 from our 2010 collaboration agreement with Celgene, which are classified as a reduction of research and development expense. No reimbursements were recognized in our research and development costs for AG-221 during the three months ended March 31, 2014.

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from AG-221, AG-120, AG-348, AG-881, or any of our other product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

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

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities and potential commercialization of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses.

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. Management has determined that our most critical accounting policies are those relating to revenue recognition, income taxes, accrued research and development expenses and stock-based compensation. There have been no significant changes to our critical accounting policies discussed in the Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

The following table summarizes our results of operations for the three months ended March 31, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,
(in thousands)	2015	2014	Dollar Change	% Change
Total revenue	$34,202	$8,411	$25,791	307%
Operating expenses:
Research and development (net of $4,366 of cost reimbursement from related party for the three months ended March 31, 2015)	32,443	17,407	15,036	86
General and administrative	6,954	3,288	3,666	111

Loss from operations	(5,195)	(12,284)	7,089	(58)
Interest income	238	36	202	561

Net loss	$(4,957)	$(12,248)	$7,291	(60)%

Revenue. Revenue increased by $25.8 million to $34.2 million for the three months ended March 31, 2015 from $8.4 million for the three months ended March 31, 2014, an increase of 307%. In July 2014, we amended our 2010 agreement with Celgene which resulted in the application of new accounting guidance to the agreement. Prior to the amendment, arrangement consideration was recognized ratably over the estimated period of performance. As a result of the amendment, we were required to evaluate the 2010 agreement under the current revenue recognition accounting guidance. For the three months ended March 31, 2014, we recognized $8.4 million under the previous accounting guidance. For the three months ended March 31, 2015, we recognized $34.2 million in revenue, which includes the recognition of $15.8 million related to the delivery of an ex. U.S. license for AG-120. During the three months ended March 31, 2015, we and Celgene agreed to plans to advance AG-221 into later stage development studies. Pursuant to the terms of the 2010 Celgene agreement, the parties agreed to transition primary development responsibilities for AG-221 to Celgene for later stage development, at which point Celgene would become the lead development party for AG-221. During the transition, we continued to manage certain arrangements with third-party service providers whose contracts were assigned to Celgene. We determined we are no longer the primary obligor of the arrangements and, when considering the other factors included within ASC 605-45, Revenue Recognition – Principal Agent Considerations, determined reimbursements of amounts incurred under third-party contracts should be reported on a net basis in research and development expense beginning in the first quarter of 2015. We re-assessed our estimate of the total level of effort required to perform the development services related to AG-221 and recorded a change in estimate in the three months ended March 31, 2015, accordingly. This change in estimate resulted in the recognition of an additional $5.1 million of revenue. Including the $3.8 million presented as a reduction of research and development expenditures, the net change reduced our net loss by $8.9 million.

Research and Development Expense. Research and development expense increased by $15.0 million to $32.4 million for the three months ended March 31, 2015 from $17.4 million for the three months ended March 31, 2014, an increase of 86%. The increase in research and development expenses was primarily attributable to an additional $13.6 million in external services, offset by $4.4 million in reimbursement of third party costs related to AG-221, our lead product candidate targeting IDH2, and an increase of $5.8 million in internal expenses. The increase in external services for the three months ended March 31, 2015 was attributable to the following:

•	approximately $0.6 million decrease and $5.8 million, $1.4 million and $1.3 million increases for external phase 1 clinical studies and manufacturing activities for our lead product candidates AG-221, AG-120, AG-881 and AG-348, respectively; and

•	approximately $1.3 million of costs related to other early research and platform programs.

We incurred approximately $5.8 million of additional internal research and development expenses related to the following:

•	an increase of $3.8 million in personnel costs related to an increase in our internal headcount of 50%, which includes an increase of $1.5 million in stock-based compensation expense; and

•	approximately $2.0 million for facilities and other related expenses.

General and Administrative Expense. General and administrative expenses increased by $3.7 million to $7.0 million for the three months ended March 31, 2015 from $3.3 million for the three months ended March 31, 2014, an increase of 111%. The increase in general and administrative expenses was primarily attributable to the following:

•	an increase of $2.8 million in personnel costs related to an increase in our internal headcount of 65% which includes an increase of $1.9 million for stock-based compensation expense;

•	an increase of $0.2 million in professional service costs and insurance costs; and

•	an increase of $0.7 million in certain operating expenses, including consulting and facility costs.

Interest Income. Interest income increased by $202,000 to $238,000 for the three months ended March 31, 2015 from $36,000 for the three months ended March 31, 2014, an increase of 561%. The increase is attributable to interest earned on the net proceeds from our follow-on offerings in April and December 2014.

Provision for Income Tax. We did not have a provision for income taxes during the three months ended March 31, 2015 or 2014 due to our net loss.

Liquidity and Capital Resources

Sources of Liquidity

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn a significant amount of milestone payments under our collaboration agreements with Celgene and we are entitled to cost reimbursement under our 2010 collaboration agreement. We will receive an initial payment of $10.0 million under our AG-881 Agreements. Our ability to earn the milestone payments and cost reimbursements and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory, and commercial activities and are uncertain at this time. Our right to payments under our collaboration agreements is our only committed potential external source of funds.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended, March 31,
(in thousands)	2015	2014
Net cash used in operating activities	$(25,585)	$(27,040)
Net cash provided by (used in) investing activities	44,988	(12,265)
Net cash provided by financing activities	1,822	582

Net increase (decrease) in cash and cash equivalents	$21,225	$(38,723)

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from funding our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $25.6 million during the three months ended March 31, 2015 compared to $27.0 million during the three months ended March 31, 2014. The decrease in cash used in operating activities was primarily attributable to increased operating expenses which relates to increases in clinical study costs due to advancements in our lead product candidates, expanded facilities and increased staffing needs due to our expanding operations offset by amounts reimbursed by Celgene. Our net loss was significantly reduced by revenue recognized under the 2010 collaboration agreement with Celgene. During the three months ended March 31, 2015, we received $6.6 million in cost reimbursements related to the 2010 collaboration agreement while no amounts were received during the three months ended March 31, 2014. In addition, in January 2014, we paid $6.0 million as payment in full of our U.S. federal income tax liability related to the year ended December 31, 2011, including $1.5 million of interest and penalties accrued. We filed a carryback claim to apply the net losses incurred during the year ended December 31, 2013 against the previous taxable income and received $3.8 million of refundable income taxes during the three months ended March 31, 2015.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $45.0 million during the three months ended March 31, 2015 compared to cash used in investing activities of $12.3 million during the three months ended March 31, 2014. The cash provided by investing activities for the three months ended March 31, 2015 was primarily the result of higher proceeds from maturities and sales of marketable securities, in comparison to purchases of marketable securities and an increase of $3.8 million in purchases of property and equipment. The cash used in investing activities for the three months ended March 31, 2014 was primarily the result of higher purchases of marketable securities than proceeds from maturities and sales of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.8 million during the three months ended March 31, 2015 compared to $0.6 million during the three months ended March 31, 2014. The increase in cash provided by financing activities for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily the result of an increase in proceeds from exercises of stock options and proceeds received from our employee stock purchase plan.

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

We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2015, together with anticipated interest income, the $20.0 million received from Celgene in May 2015 as a result of its exercise of its option in December 2014 to extend the discovery term of our 2010 agreement to April 2016 and anticipated expense reimbursements under such collaboration agreement with Celgene will enable us to fund our operating expenses and capital expenditure requirements until at least late 2017. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our product candidates;

•	the success of our collaborations with Celgene;

•	the extent to which we acquire or in-license other medicines and technologies;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

•	our ability to establish and maintain additional collaborations on favorable terms, if at all.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than our collaborations with Celgene. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Contractual Obligations

During the three months ended March 31, 2015, we entered into agreements in the normal course of business with contract research organizations for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are cancelable at any time by us, generally upon 30 days’ prior written notice to the vendor. Under these agreements, as of March 31, 2015 we are obligated to pay up to $40.7 million to these vendors.

There were no other material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2015 and December 31, 2014, we had cash, cash equivalents and marketable securities of $440.0 million and $467.4 million, respectively, consisting primarily of investments in U.S. Treasuries and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 10% change in interest rates would have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs that are located in Asia and Europe that are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2015 and December 31, 2014, we had minimal or no liabilities denominated in foreign currencies.

Item 4.	Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2015, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained herein, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The risks described are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net losses were $53.5 million, $39.4 million and $20.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, and $5.0 million for the three months ended March 31, 2015. As of March 31, 2015, we had an accumulated deficit of $171.9 million. We have financed our operations primarily through private placements of our preferred stock, our initial public offering and the concurrent private placement, our follow-on public offerings and our 2010 collaboration with Celgene focused on cancer metabolism. We have devoted substantially all of our efforts to research and development. We are in clinical development stages of our product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. Although we may from time to time report profitable results, such as during the three months ended September 30, 2014, which was the result of the recognition of previously deferred collaboration revenue upon the amendment of our 2010 agreement with Celgene, we generally expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

To become and remain profitable, we must develop and eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those medicines for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. We are currently in clinical testing stages for our product candidates. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

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

We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2015, together with anticipated interest income, the $20.0 million received from Celgene in May 2015 as a result of its exercise in December 2014 of its option to extend the discovery term of our agreement for an additional year to April 2016, the anticipated expense reimbursements under our 2010 collaboration agreement with Celgene and the $10.0 million initial payment under the new AG-881 Agreements will fund our operating expenses and capital expenditure requirements until late 2017. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our product candidates;

•	the success of our collaborations with Celgene;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	our ability to establish and maintain additional collaborations on favorable terms, if at all; and

•	the extent to which we acquire or in-license other medicines and technologies.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than our collaborations with Celgene, which is limited in scope and duration. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We are a clinical-stage company. We were founded in the second half of 2007 and commenced operations in late 2008. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical and clinical studies of our product candidates. All of our product candidates are still in preclinical and clinical development. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop one new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Risks Related to Our Operations

We do not know whether we will be able to develop any medicines of commercial value, based on our approach to the discovery and development of product candidates that target cellular metabolism.

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

We depend heavily on the success of our most advanced product candidates. All of our product candidates are still in clinical development. Clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the identification of our most advanced product candidates, AG-221 and AG-120 for the treatment of hematological and solid tumors and AG-348 for the treatment of PK deficiency. We initiated phase 1 studies for our most advanced product candidates. We have not commenced clinical trials for any of our other product candidates which includes AG-881, our pan-IDH mutant inhibitor. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of these product candidates by our collaborators and us. The success of our product candidates will depend on many factors, including the following:

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and earlier clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results.

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

We or our collaborators may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	regulators or institutional review boards may not authorize us, our collaborators or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we or our collaborators may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	clinical trials of our product candidates may produce negative or inconclusive results, and we or our collaborators may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate; enrollment in these clinical trials, which may be particularly challenging for some of the orphan diseases we target in our RGD programs, may be slower than we anticipate; or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	third-party contractors used by us or our collaborators may fail to comply with regulatory requirements or meet their contractual obligations in a timely manner, or at all;

•	we or our collaborators might have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

•	regulators, institutional review boards, or the data safety monitoring board for such trials may require that we, our collaborators or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than anticipated;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us, our collaborators or our investigators, regulators or institutional review boards to suspend or terminate the trials.

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

Product development costs will also increase if our collaborators or we experience delays in testing or marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates, could allow our competitors to bring products to market before we do, and could impair our ability to successfully commercialize our product candidates, any of which may harm our business and results of operations.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

Our collaborators or we may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States. Enrollment may be particularly challenging for some of the orphan diseases we target in our RGD programs. In addition, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

All of our product candidates are still in clinical stage development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in earlier stage testing for treating cancer, RGDs or other diseases have later been found to cause side effects that prevented further development of the compound.

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

Under our 2010 collaboration agreement with Celgene, we have the right, exercisable during a specified period following FDA acceptance of the applicable investigational new drug application, or IND, to convert one of every three co-commercialized licensed programs into a split licensed program, for which we retain the United States rights. Due to the limited exercise period, we may have to choose whether a co-commercialized program will be a split licensed program before we have as much information as we would like on another co-commercialized program, including whether and when such co-commercialized program may receive FDA acceptance of the applicable IND. Our IDH2 program is not a split licensed program. We have chosen AG-120, and our IDH1 program, as our first split licensed program. As a result of such incomplete information or due to incorrect analysis by us, we may select a split licensed program that later proves to have less commercial potential than an alternative or none at all.

If we are unable to successfully develop companion diagnostics for our therapeutic product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our therapeutics.

Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drug candidates, we believe that our success may depend, in part, on our ability to develop companion diagnostics, which are assays or tests to identify an appropriate patient population for these drug candidates. There has been limited success to date industry-wide in developing these types of companion diagnostics. To be successful, we need to address a number of scientific, technical and logistical challenges. We have little experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with any of our therapeutic product candidates that receive marketing approval. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing diagnostics, we expect to rely in part or in whole on third parties for their design and manufacture. We also depend on Celgene for the development of diagnostics for some of our cancer therapeutic product candidates. If any parties, including without limitation Celgene or us, or any third parties engaged by Celgene or us are unable to successfully develop companion diagnostics for our therapeutic product candidates, or experience delays in doing so:

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

We do not have a sales or marketing infrastructure and have little experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved medicine for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to other third parties. In the future, we may choose to build a focused sales and marketing infrastructure to sell, or participate in sales activities with our collaborators for, some of our product candidates if and when they are approved.

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

There are also a number of product candidates in preclinical or clinical development by third parties to treat cancer and RGDs by targeting cellular metabolism. These companies include large pharmaceutical companies, including AstraZeneca plc, Eli Lilly and Company, Roche Holdings Inc. and its subsidiary Genentech, Inc., GlaxoSmithKline plc, Merck & Co., Novartis International AG, Pfizer, Inc.,

and Genzyme, a Sanofi company. There are also biotechnology companies of various size that are developing therapies to target cellular metabolism, including Alexion Pharmaceuticals, Inc., BioMarin Pharmaceutical Inc., Calithera Biosciences, Inc., Cornerstone Pharmaceuticals, Inc., Forma Therapeutics Holdings LLC, Shire Biochem Inc. and Raze Therapeutics. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other clinical stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Risks Related to Our Dependence on Third Parties

We depend on our collaborations with Celgene and may depend on collaborations with additional third parties for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

In April 2010, we entered into our collaboration with Celgene focused on cancer metabolism. The collaboration involves a complex allocation of rights, provides for milestone payments to us based on the achievement of specified clinical development, regulatory and commercial milestones, provides for additional payments upon Celgene’s election to extend the term of the discovery phase, provides us with royalty-based revenue if certain product candidates are successfully commercialized and provides for cost reimbursements of certain development activities. In April 2015, we entered into a joint worldwide development and profit share collaboration for AG-881 with Celgene and our wholly owned subsidiary, Agios International Sarl, entered into a collaboration and license agreement with Celgene International II Sarl. We cannot predict the success of these collaborations.

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

Collaborations involving our product candidates, including our collaborations with Celgene, pose the following risks to us:

•	Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations. For example, under our collaborations with Celgene, development and commercialization plans and strategies for licensed programs, such as AG-221, will be conducted in accordance with a plan and budget approved by a joint committee comprised of equal numbers of representatives from each of us and Celgene, as to which Celgene may have final decision-making authority.

•	Collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities. For example, under our 2010 collaboration with Celgene, it is possible for Celgene to elect not to progress into preclinical development a product candidate that we have nominated and the joint research committee, or JRC, confirmed, without triggering a termination of the collaboration arrangement.

•	Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing. For example, under our 2010 agreement with Celgene, it is possible for Celgene to terminate the agreement, upon 90 days prior written notice, with respect to any product candidate at any point in the research, development and clinical trial process, without triggering a termination of the remainder of the collaboration arrangement.

•	Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our medicines or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.

•	A collaborator with marketing and distribution rights to one or more medicines may not commit sufficient resources to the marketing and distribution of such medicine or medicines.

•	Collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation. For example, under specified circumstances Celgene has the first right to maintain or defend our intellectual property rights under our 2010 collaboration arrangements with respect to certain licensed programs and, although we may have the right to assume the maintenance and defense of our intellectual property rights if Celgene does not, our ability to do so may be compromised by Celgene’s actions.

•	Disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our medicines or product candidates or that result in costly litigation or arbitration that diverts management attention and resources.

•	We may lose certain valuable rights under circumstances identified in our collaborations, including, in the case of our agreements with Celgene, if we undergo a change of control.

•	Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. For example, Celgene can terminate its agreements with us, in their entirety or with respect to any program under the 2010 agreement, upon 90 days’ notice and can terminate each entire agreement with us in connection with a material breach of the agreement by us that remains uncured for 60 days.

•	Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.

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

We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators. For example, during the discovery phase of our 2010 collaboration with Celgene, we may not directly or indirectly develop, manufacture or commercialize, except pursuant to the agreement, any medicine or product candidate for any cancer indication: with specified activity against certain metabolic targets except in connection with certain third party collaborations; or with specified activity against any collaboration target, or any target for which Celgene is conducting an independent program that we elected not to buy in to. Following the discovery phase until termination or expiration of the 2010 agreement, either in its entirety or with respect to the relevant program, we may not directly or indirectly develop, manufacture or commercialize, outside of the collaboration, any medicine or product candidate with specified activity against any collaboration target that is within a licensed program or against any former collaboration target against which Celgene is conducting an independent program under the agreement.

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

We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and expect to continue to do so for late-stage clinical trials and for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or medicines or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing and for commercial supply of any of these product candidates for which we or our collaborators obtain marketing approval. To date, we have obtained materials for AG-221, AG-120, AG-348 and AG-881 for our ongoing and planned phase 1 testing from third party manufacturers. We do not have any long term supply agreements with the third-party manufacturers, and we purchase our required drug supply on a purchase order basis.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately, disclose unauthorized activities to us, or comply with securities laws. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, including for illegal insider trading activities, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

AGIOS PHARMACEUTICALS, INC.

Date: May 11, 2015	By:	/s/ David P. Schenkein
David P. Schenkein Chief Executive Officer (principal executive officer)

Date: May 11, 2015	By:	/s/ Glenn Goddard
Glenn Goddard Senior Vice President, Finance (principal financial and accounting officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation	8-K	001-36014	July 29, 2013	3.1

3.2	Amended and Restated By-Laws	8-K	001-36014	July 29, 2013	3.2

10.1	Summary Description of Annual Cash Incentive Program					X

31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X