Form 10-Q
period 2015-06-30
AGIOS PHARMACEUTICALS INC
filed 2015-08-07
CIK 1439222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36014

AGIOS PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0662915
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

88 Sidney Street, Cambridge, Massachusetts	02139
(Address of Principal Executive Offices)	(Zip Code)

(617) 649-8600

(Registrant’s Telephone Number, Including Area Code)

38 Sidney Street, 2nd Floor, Cambridge, Massachusetts 02139

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on August 5, 2015: 37,443,687

AGIOS PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$72,533	$14,031
Marketable securities	297,261	328,034
Collaboration receivable – related party	10,474	6,492
Tenant improvement and other receivables	5,282	2,334
Prepaid expenses and other current assets	4,602	4,814
Refundable income taxes	—	3,841

Total current assets	390,152	359,546
Marketable securities	64,243	125,382
Property and equipment, net	19,328	6,386
Other assets	660	590

Total assets	$474,383	$491,904

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,914	$11,067
Accrued expenses	11,584	14,026
Deferred revenue – related party	22,608	35,686
Deferred rent	2,092	310

Total current liabilities	45,198	61,089

Deferred revenue, net of current portion – related party	9,389	2,725
Deferred rent, net of current portion	15,631	3,724
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 37,401,576 and 37,100,513 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	37	37
Additional paid-in capital	607,708	591,334
Accumulated other comprehensive income (loss)	222	(57)
Accumulated deficit	(203,802)	(166,948)

Total stockholders’ equity	404,165	424,366

Total liabilities and stockholders’ equity	$474,383	$491,904

See accompanying notes to condensed consolidated financial statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Collaboration revenue – related party	$13,219	$8,411	$47,421	$16,822
Operating expenses:
Research and development (net of $4,546 and $8,912 of cost reimbursement from related party for the three and six months ended June 30, 2015, respectively)	36,423	22,576	68,866	39,982
General and administrative	8,929	4,165	15,883	7,454

Total operating expenses	45,352	26,741	84,749	47,436

Loss from operations	(32,133)	(18,330)	(37,328)	(30,614)
Interest income	236	34	474	70

Net loss	$(31,897)	$(18,296)	$(36,854)	$(30,544)

Net loss per share – basic and diluted	$(0.85)	$(0.54)	$(0.99)	$(0.94)

Weighted-average number of common shares used in net loss per share – basic and diluted	37,329,220	33,602,472	37,272,300	32,506,739

See accompanying notes to condensed consolidated financial statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(31,897)	$(18,296)	$(36,854)	$(30,544)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	31	(21)	279	(2)

Comprehensive loss	$(31,866)	$(18,317)	$(36,575)	$(30,546)

See accompanying notes to condensed consolidated financial statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(36,854)	$(30,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,150	659
Stock-based compensation expense	13,237	3,886
Net amortization of premium on investments	319	305
Changes in operating assets and liabilities:
Collaboration receivable – related party	(3,982)	476
Other receivables	(2,948)	—
Prepaid expenses and other assets	125	(791)
Accounts payable	(1,210)	1,684
Accrued expenses and other liabilities	(2,558)	(1,130)
Deferred rent	13,689	(55)
Refundable income taxes and income taxes payable	3,841	(5,303)
Deferred revenue – related party	(6,414)	2,702

Net cash used in operating activities	(21,605)	(28,111)

Investing activities
Purchases of marketable securities	(106,205)	(126,338)
Proceeds from maturities and sales of marketable securities	198,078	95,501
Purchases of property and equipment	(14,679)	(99)

Net cash provided by (used in) investing activities	77,194	(30,936)

Financing activities
Net proceeds from public offering of common stock, (payment of) commissions and offering costs	(207)	94,698
Net proceeds from stock option exercises and employee stock purchase plan	3,120	1,036

Net cash provided by financing activities	2,913	95,734

Net increase in cash and cash equivalents	58,502	36,687
Cash and cash equivalents at beginning of the period	14,031	71,560

Cash and cash equivalents at end of the period	$72,533	$108,247

Supplemental cash flow information
Cash paid for income taxes	$—	$5,958

Supplemental disclosure of non-cash investing and financing transactions
Additions to property and equipment in accounts payable and accrued expenses	$1,531	$12

Vesting of restricted stock	$(4)	$(6)

Public offering costs in accounts payable and accrued expenses	$—	$13

Proceeds from stock option exercises in other current assets	$3	$—

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

Basis of Presentation

The condensed consolidated interim balance sheet as of June 30, 2015, the condensed consolidated interim statements of operations and comprehensive loss for the three and six months ended June 30, 2015 and 2014 and the statements of cash flows for the six months ended June 30, 2015 and 2014, are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2015 and its results of operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014. The financial data and the other financial information disclosed in these notes to the condensed consolidated interim financial statements related to the three and six months periods ended June 30, 2015 and 2014 are also unaudited. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other future annual or interim period. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 that was filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2015.

The Company’s consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly owned subsidiaries, Agios Securities Corporation and Agios International Sarl. All intercompany transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2016 with no early adoption permitted. In July 2015, the FASB deferred the effective date of this accounting update to annual periods beginning after December 15, 2017, along with an option to permit early adoption as of the original effective date. The Company is required to adopt the amendments in the ASU using one of two acceptable methods. The Company is currently in the process of determining which adoption method it will apply and evaluating the impact of the guidance on its consolidated financial statements.

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

The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of June 30, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$64,924	$480	$—	$65,404
Marketable securities:
Certificates of deposit	—	18,962	—	18,962
U.S. Treasuries	342,542	—	—	342,542

	$407,466	$19,442	$—	$426,908

The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$11,410	$960	$—	$12,370
Marketable securities:
Certificates of deposit	—	13,155	—	13,155
U.S. Treasuries	440,261	—	—	440,261

	$451,671	$14,115	$—	$465,786

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2015 or December 31, 2014.

The carrying amounts reflected in the condensed consolidated balance sheets for cash, collaboration receivable – related party, tenant improvement and other receivables, prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate their fair values at June 30, 2015 and December 31, 2014, due to their short-term nature.

There have been no changes to the valuation methods during the three and six months ended June 30, 2015 or 2014. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and six months ended June 30, 2015 or the year ended December 31, 2014. The Company had no financial assets or liabilities that were classified as Level 3 at any point during the three and six months ended June 30, 2015 or the year ended December 31, 2014.

4. Marketable Securities

Marketable securities at June 30, 2015 and December 31, 2014 consisted primarily of investments in United States Treasuries and certificates of deposit. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss in the condensed consolidated interim statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were immaterial realized gains on marketable securities for the three and six months ended June 30, 2015. There were no realized gains or losses on marketable securities for the three and six months ended June 30, 2014.

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

Marketable securities at June 30, 2015 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$18,960	$2	$—	$18,962
U.S. Treasuries	278,156	143	—	278,299
Non-current:
U.S. Treasuries	64,166	79	(2)	64,243

	$361,282	$224	$(2)	$361,504

Marketable securities at December 31, 2014 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$13,160	$—	$(5)	$13,155
U.S. Treasuries	314,866	45	(32)	314,879
Non-current:
U.S. Treasuries	125,447	5	(70)	125,382

	$453,473	$50	$(107)	$453,416

At June 30, 2015 and December 31, 2014, the Company held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that (i) have a maturity of one to two years and (ii) management does not intend to liquidate within the next twelve months, although these funds are available for use and therefore classified as available-for-sale.

At June 30, 2015 and December 31, 2014, the Company held 9 and 92 debt securities that were in an unrealized loss position for less than one year, respectively. The aggregate fair values of debt securities in an unrealized loss position at June 30, 2015 and December 31, 2014 were $16.7 million and $236.9 million, respectively. There were no individual securities that were in a significant unrealized loss position as of June 30, 2015 or December 31, 2014. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of June 30, 2015 or December 31, 2014.

5. Celgene Collaboration Agreements

2010 Agreement and July 2014 Amendment

In April 2010, the Company entered into a collaboration agreement focused on cancer metabolism with Celgene, a related party through ownership of the Company’s common stock. The agreement was amended in October 2011 and July 2014, as described below (the agreement together with the amendments, the “2010 Agreement”). The goal of the collaboration is to discover, develop and commercialize disease-altering therapies in oncology based on the Company’s cancer metabolism research platform. The Company will initially lead discovery, preclinical and early clinical development for all cancer metabolism programs under the collaboration.

The discovery phase of the 2010 Agreement was originally scheduled to expire in April 2014, subject to Celgene’s option to extend the discovery phase for up to an additional two years with additional funding to the Company. In December 2013, Celgene elected to extend the term of the initial discovery phase from four years to five years, to April 2015, in exchange for the payment of a $20.0 million extension fee which was received in May 2014. In December 2014, Celgene elected to exercise its final option to extend the term of the initial discovery phase one additional year, to April 2016, in exchange for the payment of a $20.0 million extension fee which was received in May 2015.

Pursuant to the 2010 Agreement, the Company is responsible for nominating development candidates, of which two required confirmation by the Joint Research Committee (“JRC”) during the discovery phase. During the year ended December 31, 2012 the Company nominated its first development candidate and during the year ended December 31, 2013 the Company nominated its second development candidate, both of which have been confirmed by the JRC pursuant to the 2010 Agreement. For each development candidate, Celgene elected to progress such development candidate into preclinical development requiring the Company to conduct studies to meet the requirements for filing an Investigational New Drug application (“IND”), or IND-enabling studies. Subsequently, the Company was required to file an IND for each development candidate and, upon the FDA’s acceptance of the INDs, Celgene requested that the Company conduct an initial phase 1 study.

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

In July 2014, the Company amended the 2010 Agreement to allow for more flexibility in the design and conduct of phase 1 clinical trials and additional nonclinical and/or clinical activities that the Company agreed to perform at Celgene’s request. The amendment further modified the mechanism and timing for payments to be made with respect to such development activities.

Under the 2010 Agreement, the Company is eligible to receive up to $120.0 million in potential milestone payments payable for each program selected by Celgene. The potential milestone payments for each such program are comprised of: (i) a $25.0 million milestone payment upon achievement of a specified clinical development milestone event, (ii) up to $70.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) a $25.0 million milestone payment upon achievement of a specified commercial milestone event. The Company is also eligible to receive additional milestone payments specific to co-commercialized licensed programs and split licensed programs. In addition, the Company is eligible to receive a substantive milestone payment of $22.5 million upon achievement of an early clinical development milestone event for certain co-commercialized licensed programs. In connection with the first split licensed program under the collaboration, the Company’s IDH1 program, AG-120, the Company is eligible to receive an additional one-time payment of $25.0 million upon the dosing of the last patient in a Company-sponsored phase 2 clinical trial.

In addition to the milestone payments described above, for each co-commercialized licensed program, the Company will be reimbursed for all eligible development costs of the related phase 1 multiple ascending dose study. The initial costs will be reimbursed as a milestone payment equal to the greater of $5.0 million or eligible development costs incurred by the Company upon the earlier of the determination of the maximum tolerated dose or Celgene’s election to license the program. Subsequent to the initial milestone payment, development costs will be reimbursed on a quarterly basis. In addition to the milestone payments described above, for each split licensed program, the Company is eligible for reimbursement of the costs of disease-specific expansion cohort(s) that support the initiation of a subsequent pivotal clinical trial. Costs will be reimbursed as a milestone payment equal to the lesser of $10.0 million or fifty percent of the eligible costs for the disease-specific expansion cohort(s) upon the first patient dosed under the pivotal clinical trial. The maximum amount for the milestone payment will be $10.0 million for each split program regardless of the number of disease-specific expansion cohorts and pivotal trials undertaken for each split program.

The Company may also receive royalties at tiered, low- to mid-teen percentage rates on net sales and has the option to participate in the development and commercialization of certain products in the United States. The royalty payments will be recognized as revenue in the period in which they are earned. No other milestone or royalty payments under the 2010 Agreement have been earned.

AG-881 Agreements

On April 27, 2015, the Company entered into a joint worldwide development and profit share collaboration and license agreement with Celgene and the Company’s wholly owned subsidiary, Agios International Sarl, entered into a collaboration and license agreement with Celgene International II Sarl (collectively, the “AG-881 Agreements”). The AG-881 Agreements establish a worldwide collaboration focused on the development and commercialization of AG-881 products. Under the terms of the AG-881 Agreements, the Company received an initial payment of $10.0 million in May 2015 and is eligible to receive milestone-based payments described below. The Company will equally split all worldwide development costs, subject to specified exceptions, as well as any profits from any net sales of, or commercialization losses related to, licensed AG-881 products.

The Company is eligible to receive up to $70.0 million in potential milestone payments related to AG-881 under the AG-881 Agreements. The potential milestone payments are comprised of: (i) a $15.0 million milestone payment for filing of first NDA in a major market and (ii) up to $55.0 million in milestone payments upon achievement of specified regulatory milestone events. The Company may also receive royalties at tiered, low- to mid-teen percentage rates on net sales if it elects to not participate in the development and commercialization of AG-881.

Accounting Analysis and Revenue Recognition

Pre-July 2014

Prior to the July 2014 amendment of the 2010 Agreement, the Company concluded that none of the identified deliverables had stand-alone value and, therefore, accounted for the deliverables as a single unit of accounting. The Company further concluded it was unable to estimate the fair value of the undelivered items within the 2010 Agreement. Upfront consideration of approximately $121.2 million received was recognized on a straight-line basis through the period over which the Company expected to fulfill its performance obligations (the performance period), which was initially determined to be 6 years. In addition, Celgene purchased 5,190,551 shares of Series B convertible preferred stock (Series B Preferred Stock) at a price of $1.70 per share, resulting in net proceeds to the Company of approximately $8.8 million. The Company determined the price paid by Celgene for the Series B Preferred Stock represented a premium over the fair value of the Company’s Series B Preferred Stock as determined by the implied value of the Series B Preferred Stock pursuant to a contemporaneous valuation analysis that allocated the equity value of the Company to the various classes of its then-outstanding securities. The Company accounted for the $3.1 million premium as additional consideration under the agreement and recognized the premium as revenue on a straight-line basis over the performance period.

July 2014 – April 2015

The July 2014 amendment was determined to be a material modification of the 2010 Agreement due to a change in the total potential consideration that was more than insignificant and changes to certain of the deliverables in the arrangement. Upon concluding the arrangement had been materially modified in July 2014, the Company identified the remaining deliverables under the arrangement and determined its best estimate of selling price for the undelivered elements as of the modification date. The Company then allocated the total arrangement consideration, which included the remaining deferred revenue balance at the modification date and other consideration that was deemed to be determinable at the modification date, to each unit of accounting based on its best estimate of selling price. The difference between the total consideration and the best estimate of selling price of the undelivered items was recorded as revenue at the modification date.

The undelivered items from the July 2014 modification, the related best estimate of selling price, the method of recognizing the allocated consideration, and the revenue recognized for each through April 27, 2015, the date of the AG-881 Agreements was as follows:

•

License for the split licensed program – AG-120: The Company developed the best estimate of selling price of the license by probability weighting multiple cash flow scenarios using the income approach. There were significant judgments and estimates inherent in the determination of the best estimate of selling price of this unit of accounting. Should different reasonable assumptions be utilized, the best estimate of selling price and the associated revenues recognized would be different. Based on the analysis using management’s best estimate, the Company allocated $21.2 million to the license which was delivered in January 2015. During the period April 1, 2015 through April 27, 2015 and for the period January

1, 2015 through April 27, 2015, the Company recognized the non-contingent consideration allocated to this unit of accounting of $0.1 million and $15.8 million, respectively, as collaboration revenue.

•	Development services for five separate on-going phase 1 studies (each of which is a separate unit of accounting): The Company developed the best estimate of selling price of the on-going phase 1 study development services of $50.8 million for all five studies using management’s best estimate of the cost of obtaining these services from a third-party provider, as well as internal full time equivalent costs to support the development services. The amount allocated to these units of accounting is recognized as revenue on a proportional performance basis as services are provided. As committed to on the date of the July 2014 amendment, the Company has completed services for three of the on-going phase 1 studies and expects services for the remaining two on-going phase 1 studies to be performed through the second quarter of 2016. As additional consideration is earned and allocated to the three fully delivered units of accounting it is recognized immediately. During the period April 1, 2015 through April 27, 2015 and for the period January 1, 2015 through April 27, 2015, the Company recognized the non-contingent consideration allocated to this unit of accounting of $0.4 million and $14.7 million, respectively, as collaboration revenue.

•	On-going research and development: The Company developed the best estimate of selling price of the research and development services of $13.6 million using management’s best estimate of the cost of obtaining these services from a third-party provider. The amount allocated to this unit of accounting was recognized as revenue ratably through April 2015, the performance period. During the period April 1, 2015 through April 27, 2015 and for the period January 1, 2015 through April 27, 2015, the Company recognized the non-contingent consideration allocated to this unit of accounting of $1.0 million and $5.0 million, respectively, as collaboration revenue.

•	Committee participation: The Company developed the best estimate of selling price of the committee participation services of $0.2 million using management’s best estimate of the anticipated participation hours multiplied by a market rate for comparable participants. The amount allocated to this unit of accounting was recognized as revenue ratably through April 2015, the performance period. During the period April 1, 2015 through April 27, 2015 and for the period January 1, 2015 through April 27, 2015, the Company recognized the non-contingent consideration allocated to this unit of accounting of $0.1 million as collaboration revenue.

In December 2014, Celgene elected to extend the term of the initial discovery period over which the Company was providing on-going research and development services from five to six years, to April 2016. As a result of the extension, the Company received a $20.0 million extension payment from Celgene in May 2015. The Company evaluated the extension and concluded that upon exercise it is obligated to provide its committee participation and research and development services for a period of one year from April 2015 through April 2016, and as such revenue would be recognized ratably over the performance period of April 2015 to April 2016 as services are rendered. The Company recognized revenue of $0.7 million related to this substantive option during the period April 16, 2015 through April 27, 2015.

Beginning in the first quarter of 2015, the Company and Celgene agreed to plans to advance AG-221 into later stage development studies. Pursuant to the terms of the 2010 Agreement, the parties agreed to transition primary development responsibilities for AG-221 to Celgene for later stage development at which point Celgene would become the lead development party for AG-221. During the transition, the Company continued to manage certain arrangements with third-party service providers whose contracts were assigned to Celgene. The Company determined it is no longer the primary obligor of these arrangements and, when considering the other factors included within ASC 605-45, Revenue Recognition – Principal Agent Considerations, determined reimbursements of amounts incurred under third-party contracts should be reported on a net basis in research and development expense during the three months ended March 31, 2015. The Company re-assessed its estimate of the total level of effort required to perform the development services related to AG-221 as a result of the contract assignments and recorded a change in estimate during the three months ended March 31, 2015, accordingly. This change in estimate resulted in the recognition of an additional $5.1 million of revenue. Including the $3.8 million presented as a reduction of research and development expenditures, the change in estimate reduced the Company’s net loss by $8.9 million and caused a decrease in net loss per share of $0.24 for the three months ended March 31, 2015. During the period January 1, 2015 through April 27, 2015, the Company performed planning services on behalf of Celgene related to an expanded phase 1 trial of AG-221. The Company determined the work represented a substantive option under the 2010 Agreement. The Company also determined it is not the primary obligor of the underlying third-party contracts and determined reimbursements of amounts incurred under the contracts should be reported on a net basis in research and development expense. During the period April 1, 2015 through April 27, 2015 and for the period January 1, 2015 through April 27, 2015, the Company recognized $0.3 million and $0.4 million, respectively, in revenues and recorded $0.3 million and $0.9 million, respectively, as a reduction in research and development costs related to these services. Costs reimbursed for services performed directly by the Company are presented as collaboration revenues.

Post-April 2015

The AG-881 Agreements executed April 27, 2015 were determined to be a modification of the 2010 Agreement with Celgene due to the AG-881 Agreements including a compound originally identified within the 2010 Agreement. As a result of the modification the Company identified the remaining deliverables under all agreements with Celgene and determined the best estimate of selling price for the undelivered elements as of the modification date. The Company then allocated the total arrangement consideration, which included the remaining deferred revenue balance at the modification date, the initial payment of $10.0 million under the AG-881 Agreements and other consideration under both agreements that was deemed to be determinable at the modification date, to each unit of accounting relative to its best estimate of selling price. The undelivered items, which are each considered by the Company to have stand-alone value and therefore are separate units of accounting, the related best estimate of selling price at April 27, 2015, and the method of recognizing the allocated consideration, for each unit of accounting are as follows:

•	Licenses for the AG-881 program: The Company developed the best estimate of selling price of the U.S. license and the rest of world license, or ROW, by probability weighting multiple cash flow scenarios using the income approach. Management estimates within the models include the expected, probability-weighted net profits from estimated future sales, an estimate of the direct cost incurred to generate future cash flows, a discount rate and other business forecast factors. There are significant judgments and estimates inherent in the determination of the best estimate of selling price of these units of accounting. These judgments and estimates include assumptions regarding future operating performance, the timelines of the clinical trials and regulatory approvals and the estimated patient populations. Should different reasonable assumptions be utilized, the best estimate of selling price and the associated revenues recognized would be different. The Company developed a best estimate of selling price of the licenses of $33.2 million. The Company recognizes the non-contingent consideration allocated to these units of accounting upon delivery of the licenses to Celgene which occurred immediately upon the execution of the AG-881 Agreements. For the period April 27, 2015 through June 30, 2015, the Company recognized $8.8 million as collaboration revenue.

•	Four separate on-going development services for which the Company determined it is the primary obligor of all development activities (each of which is a separate unit of accounting): The Company developed the best estimate of selling price for all four of the on-going development services of $12.7 million using management’s best estimate of the cost of obtaining these services from a third-party provider, as well as internal full time equivalent costs to support the development services. The estimated costs were determined to represent management’s best estimate of the price these services could be sold for separately. The amount allocated to these units of accounting is being recognized as revenue on a proportional performance basis as services are provided. The Company expects the performance period for these units of accounting to be delivered through the fourth quarter of 2016. The Company determined it is the primary obligor of the arrangements for these activities and when considering the other factors included within ASC 605-45, Revenue Recognition – Principal Agent Considerations, determined reimbursements of amounts incurred for these services should be presented as revenue. For the period April 27, 2015 through June 30, 2015, the Company recognized the non-contingent consideration allocated to these units of accounting of $0.6 million as collaboration revenue.

•	Four separate on-going development services for which the Company determined it is not the primary obligor of all development activities (each of which is a separate unit of accounting): The Company developed the best estimate of selling price for all four of the on-going development services of $97.3 million using management’s best estimate of the cost of obtaining these services from a third-party provider, as well as internal full time equivalent costs to support the development services. The estimated costs were determined to represent management’s best estimate of the price these services could be sold for separately. The amount allocated to these units of accounting is being recognized on a proportional performance basis as services are provided. The Company expects the performance period for these units of accounting to be delivered through the second quarter of 2017. The Company determined it is not the primary obligor of the arrangements for these activities and, when considering the other factors included within ASC 605-45, Revenue Recognition – Principal Agent Considerations, determined reimbursements of amounts incurred for these services should be presented on a net basis as a reduction of research and development expenses. For the period April 27, 2015 through June 30, 2015, the Company recognized the non-contingent consideration allocated to these units of accounting of $3.4 million as a reduction of research and development costs related to these services.

•	On-going research and development: The Company developed the best estimate of selling price of the research and development services of $30.5 million using management’s best estimate of the cost of obtaining these services from a third-party provider. The amount allocated to this unit of accounting will be recognized as revenue ratably over the performance period through April 2016. For the period April 27, 2015 through June 30, 2015, the Company recognized the non-contingent consideration allocated to this unit of accounting of $1.4 million as collaboration revenue.

•	Committee participations under the 2010 Agreement and AG-881 Agreements: The Company developed the best estimate of selling price of the committee participation services of $0.8 million using management’s best estimate of the anticipated participation hours multiplied by a market rate for comparable participants. The amount allocated to this unit of accounting will be recognized as revenue ratably over the performance period, through the fourth quarter of 2016. For the period April 27, 2015 through June 30, 2015, the Company recognized the non-contingent consideration allocated to this unit of accounting of $22 thousand as collaboration revenue.

The total estimated arrangement consideration, as well as the expected timing of revenue recognition, is adjusted based on changes in estimated arrangement consideration as a result of changes in estimate for the on-going development services. The allocable consideration will increase as the Company performs certain services for which it is eligible to receive additional consideration. These amounts will be recognized on a cumulative catch-up basis for any in-process units of accounting or immediately for any fully delivered units of accounting. The estimated arrangement consideration may decrease if the Company receives less reimbursement than initially estimated.

For the period January 1, 2015 through the April 27, 2015 modification date, the Company recognized a total of $36.6 million in collaboration revenue. The Company recognized $10.8 million in revenue subsequent to the modification date. The Company recognized total collaboration revenue of $13.2 million and $47.4 million in connection with the Celgene collaborations during the three and six months ended June 30, 2015, respectively. In determining the current and noncurrent classification of deferred revenue, the Company considers the total consideration expected to be earned in the next twelve months for services to be performed under certain units of accounting and the estimated proportional performance and timing of delivery of certain deliverables to determine the deferred revenue balance that will remain twelve months from the balance sheet date. As of June 30, 2015 and December 31, 2014, the Company has recorded a collaboration receivable of $10.5 million and $6.5 million, respectively, related to reimbursable development costs.

The Company concluded that certain of the clinical development and regulatory milestones that may be received under the 2010 Agreement and the AG-881 Agreements, if the Company is involved in future product development and commercialization, are substantive. Factors considered in the evaluation of the milestones included the degree of risk associated with performance of the milestone, the level of effort and investment required, whether the milestone consideration was reasonable relative to the deliverables and whether the milestone was earned at least in part based on the Company’s performance. Revenues from substantive milestones, if they are nonrefundable, are recognized as revenue upon successful accomplishment of the milestones. Clinical and regulatory milestones are deemed non-substantive if they are based solely on the collaborator’s performance. Non-substantive milestones will be recognized when achieved to the extent the Company has no remaining performance obligations under the arrangement. Milestone payments earned upon achievement of commercial milestone events will be recognized when earned.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued compensation	$4,266	$5,689
Accrued contracted research and development costs	5,559	7,340
Accrued professional fees	1,007	549
Accrued other	752	448

Total	$11,584	$14,026

7. Share-Based Payments

2013 Stock Incentive Plan

In June 2013, the Company’s Board of Directors adopted, and in July 2013, the Company’s stockholders approved, the 2013 Stock Incentive Plan (the “2013 Plan”). The 2013 Plan became effective upon the closing of the Company’s initial public offering of common stock and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. As of June 30, 2015, the total number of shares reserved under all equity plans is 5,644,695 and the Company had 931,890 shares available for future issuance under such plans. The 2013 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ended December 31, 2014 and continuing until the expiration of the 2013 Plan, equal to the lesser of (i) 2,000,000 shares of Common Stock, (ii) 4% of the outstanding shares of Common Stock on such date or (iii) an amount determined by the Company’s Board of Directors. On January 1, 2015, the annual increase for the 2013 Plan resulted in an additional 1,484,020 shares authorized for issuance.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2015:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	3,805,420	$17.19	7.58	$360,935
Granted	1,204,628	107.27
Exercised	(284,720)	9.43
Forfeited/expired	(37,523)	39.61

Outstanding at June 30, 2015	4,687,805	$40.63	7.79	$331,288

Exercisable at June 30, 2015	1,931,727	$8.35	6.10	$198,556

Vested and expected to vest at June 30, 2015	4,346,726	$40.28	7.73	$308,700

The weighted-average grant date fair value of options granted was $64.19, $27.84, $67.57 and $23.64 during the three months ended June 30, 2015 and 2014 and six months ended June 30, 2015 and 2014, respectively. The total intrinsic value of options exercised was $11.3 million, $10.7 million, $29.4 million and $34.8 million during the three months ended June 30, 2015 and 2014 and six months ended June 30, 2015 and 2014, respectively.

At June 30, 2015, the total unrecognized compensation expense related to unvested stock option awards, including estimated forfeitures, was $93.8 million, which the Company expects to recognize over a weighted-average period of approximately 3.2 years. The Company also has unrecognized stock-based compensation expense of $1.1 million related to stock options with performance-based vesting criteria that are not considered probable of achievement as of June 30, 2015.

Restricted Stock Units

The Company may grant awards of restricted stock units (“RSUs”) to non-employee directors, members of the management team and employees on a discretionary basis pursuant to the 2013 Plan. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock.

The fair value of the RSUs granted in the three and six months ended June 30, 2015 was approximately $1.8 million. No RSUs were granted in the three and six months ended June 30, 2014. The Company recorded stock-based compensation expense related to RSUs of $0.2 million and $0.3 million for the three and six months ended June 30, 2015, respectively. No stock-based compensation expense related to RSUs was recorded during the three or six months ended June 30, 2014. These amounts are included in the total stock-based compensation expense disclosed below. As of June 30, 2015, there was approximately $1.8 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.8 years.

The following table presents unvested RSU activity for the six months ended June 30, 2015:

	Six Months Ended June 30, 2015	Weighted-average grant date fair value
Unvested shares beginning of period	10,000	$50.24
Granted	15,000	122.22
Vested	—	—

Unvested shares end of period	25,000	$93.43

Restricted Stock and Early Exercise of Stock Options

Unvested restricted stock activity for the six months ended June 30, 2015 is summarized as follows:

Six Months Ended June 30, 2015
Unvested shares beginning of period	8,522
Vested	(5,681)

Unvested shares end of period	2,841

Performance-Based Stock Option Grants

During the three and six months ended June 30, 2015 and 2014, no options to purchase shares of common stock that contain performance-based or a combination of performance-based and service-based vesting criteria were granted by the Company. Performance-based vesting criteria for options primarily relate to milestone events specific to the Company’s corporate goals, including but not limited to certain preclinical and clinical development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. As of June 30, 2015, certain of the performance-based milestones had been achieved. The achievements of certain other milestones have been deemed probable and therefore the related expense either has been fully recognized or is being recognized over the remaining service period. The achievement of the remaining milestones was deemed to be not probable as of June 30, 2015 and, therefore, no expense has been recognized related to these awards. During the three months ended June 30, 2015 and 2014 and six months ended June 30, 2015 and 2014, the Company recognized stock-based compensation expense of $0.1 million, $0.1 million, $0.3 million and $0.1 million, respectively related to stock options with performance-based vesting criteria.

Stock-Based Compensation Expense

During the three and six months ended June 30, 2015 and 2014, the Company recorded stock-based compensation expense for employee and non-employee stock options, the employee stock purchase plan, restricted stock units and restricted stock, which was allocated as follows in the condensed consolidated interim statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development expense	$4,569	$1,397	$7,180	$2,461
General and administrative expense	3,608	984	6,057	1,425

	$8,177	$2,381	$13,237	$3,886

The fair value of each stock option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model. For non-employees, the fair value of each stock option is estimated on each vesting and reporting date using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used in calculating the grant date fair value of the options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Risk-free interest rate	1.71%	1.81%	1.71%	1.82%
Expected dividend yield	—	—	—	—
Expected term (in years)	5.88	5.89	6.03	6.02
Expected volatility	68.93%	88.00%	70.02%	85.34%

2013 Employee Stock Purchase Plan

In June 2013, the Company’s Board of Directors adopted, and in July 2013 the Company’s stockholders approved, the 2013 Employee Stock Purchase Plan (the “2013 ESPP”). The 2013 ESPP will be administered by the Company’s Board of Directors or by a committee appointed by the Company’s Board of Directors. Under the 2013 ESPP, each offering period is six months, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of the offering period. The per-share purchase price at the end of each offering period is equal to 85% of the closing price of one share of the Company’s common stock at the beginning or end of the offering period, whichever is lower, subject to Internal Revenue Service limits. The Company did not issue any shares during the three months ended June 30, 2015 and issued 10,664 shares during the six months ended June 30, 2015 under the 2013 ESPP. The 2013 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 327,272 shares of the Company’s common stock.

The Company recorded $0.1 million and $0.2 million of stock-based compensation expense for the three and six months ended June 30, 2015, respectively, related to the 2013 ESPP. No stock-based compensation expense related to the 2013 ESPP was recorded during the three and six months ended June 30, 2014.

8. Income Taxes

In January 2014, the Company paid $6.0 million as payment in full of its U.S. federal income tax liability related to the year ended December 31, 2011, including $1.5 million of interest and penalties accrued. The Company filed a carryback claim to apply the net losses incurred during the year ended December 31, 2013 against the previous taxable income. The amount to be refunded by the Internal Revenue Service was recorded as refundable income taxes as of December 31, 2014. During the three months ended March 31, 2015, the Company received the balance of the refundable income tax. There was no (benefit) provision for income taxes during the three and six months ended June 30, 2015 and 2014.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company evaluated whether any uncertain tax positions arise from commencing operations of its wholly owned subsidiary, Agios International Sarl, and determined no uncertain tax positions existed. As of June 30, 2015 and December 31, 2014, the Company did not have any uncertain tax positions.

9. Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the dilutive net loss per share calculation, stock options, restricted stock units, unvested restricted stock and employee stock purchase plan options are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive; therefore, basic and diluted net loss per share were the same for all periods presented.

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2015	2014
Stock options	4,687,805	3,983,561
Restricted stock units	25,000	—
Unvested restricted stock	2,841	14,204
Employee stock purchase plan options	3,941	—

	4,719,587	3,997,765

10. Subsequent Events

We consider events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized subsequent events recorded in the condensed consolidated financial statements as of and for the three and six months ended June 30, 2015.

Operating Lease

On July 20, 2015, the Company entered into a Second Amendment to the Lease (the “Second Lease Amendment”) with Forest City 88 Sidney, LLC (the “Landlord”), which amends certain terms of the Company’s existing lease with the Landlord. The Second Lease Amendment expands the rentable square footage of the Company’s leased premises from approximately 113,220 square feet to approximately 146,030 square feet. Pursuant to the Second Lease Amendment, the date on which the Company will become responsible for paying rent with respect to such additional square footage is November 1, 2015 (the “Expansion Space Rent Commencement Date”). The monthly base rent will increase from approximately $549,000 to approximately $727,000 on the Expansion Space Rent Commencement Date, and will further increase on the first anniversary of the Expansion Space Rent Commencement Date and on each anniversary thereafter up to a maximum monthly base rent of approximately $844,000. The Second Lease Amendment also provides for, among other things, an increase of the tenant improvement allowance from approximately $16.6 million to approximately $20.5 million and an increase of the Company’s existing security deposit with the Landlord from approximately $2.2 million to approximately $2.9 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Information

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated interim financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 and related notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission, or the SEC, on February 24, 2015. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this report. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a biopharmaceutical company committed to applying our scientific leadership in the field of cellular metabolism to transform the lives of patients with cancer and rare genetic disorders, or RGDs, of metabolism, which are a subset of orphan genetic metabolic diseases. Metabolism is a complex biological process involving the uptake and assimilation of nutrients in cells to produce energy and facilitate many of the processes required for cellular division and growth. We focus our efforts on using cellular metabolism, an unexploited area of biological research with disruptive potential, as a platform for developing potentially transformative small molecule medicines. Our most advanced cancer product candidates are AG-221 and AG-120, which target mutated isocitrate dehydrogenase 2 and 1, or IDH2 and IDH1, respectively, and AG-881, which targets both mutated IDH1 and mutated IDH2. These mutations are found in a wide range of hematological malignancies and solid tumors. The lead candidate in our RGD programs, AG-348, targets pyruvate kinase-R for the treatment of pyruvate kinase deficiency. Pyruvate kinase deficiency is a rare disorder that often results in severe hemolytic anemia due to inherited mutations in the pyruvate kinase enzyme within red blood cells.

In April 2010, we entered into a discovery and development collaboration and license agreement, or the 2010 Agreement, with Celgene Corporation or Celgene, focused on targeting cancer metabolism. The goal of the collaboration under the 2010 Agreement is to discover, develop and commercialize disease-altering therapies in oncology arising out of our cancer metabolism research platform that have achieved development candidate status. On December 8, 2014, Celgene elected to extend the period of its exclusivity for an additional year to April 2016. The extension marks the final year of the discovery phase and Celgene will maintain its exclusive option to certain drug candidates that emerge from our cancer metabolism research platform through April 2016. We received a $20.0 million payment as a result of the extension in May 2015.

Under the terms of the 2010 Agreement, we lead research, preclinical and early development efforts through phase 1, while Celgene received an option to obtain exclusive rights either upon Investigational New Drug application, or IND acceptance or at the end of phase 1, to further develop and commercialize medicines emerging from our cancer metabolism research. Celgene would lead and fund global development and commercialization of development candidates for which they exercise their option to obtain a co-commercialization license, and we retain development and commercialization rights in the United States for development candidates for which we exercise our option to retain a split license. On all programs under the 2010 Agreement, we are eligible to receive up to $120.0 million in milestone-based payments as well as royalties on any sales.

AG-221 and AG-120 are two drug candidates that have been nominated to date during the discovery phase of the collaboration under the 2010 Agreement. In June 2014, Celgene exercised its exclusive option to license AG-221 and gained worldwide development and commercialization rights for AG-221. We continue to conduct certain clinical development activities within the AG-221 development program while transitioning responsibilities to Celgene who will lead later development activities. Celgene exercised its exclusive option to license development and commercialization rights to AG-120 outside the United States in January 2015. We retain U.S. development and commercialization rights for AG-120.

During April 2015, we selected our third novel IDH mutant inhibitor, AG-881, for clinical development. On April 27, 2015, we entered into a collaboration and license agreement, the AG-881 US Agreement, with Celgene, and our wholly owned subsidiary, Agios International Sarl, entered into a collaboration and license agreement, the AG-881 ROW Agreement, with

Celgene International II Sarl. Together, the AG-881 US Agreement and AG-881 ROW Agreement, or the AG-881 Agreements, establish a worldwide collaboration focused on the development and commercialization of AG-881 products. Under the terms of the AG-881 Agreements, we received an initial payment of $10.0 million in May 2015 and are eligible to receive up to $70.0 million in milestone-based payments. We and Celgene will equally split all worldwide development costs, subject to specified exceptions, as well as any profits from any net sales of, or commercialization losses related to, licensed AG-881 products.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials. To date, we have financed our operations primarily through funding received from the 2010 Agreement, private placements of our preferred stock, the initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene and our follow-on public offerings. Substantially all of our revenue to date has been collaboration revenue received from Celgene.

Since inception, we have incurred significant operating losses. Our net losses were $31.9 million and $18.3 million for the three months ended June 30, 2015 and 2014, respectively, and $36.9 million and $30.5 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we had an accumulated deficit of $203.8 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from year to year. We anticipate that our expenses will increase significantly as we continue to advance and expand clinical development activities for our lead programs, AG-221, AG-120, AG-881 and AG-348; continue to discover and validate novel targets and drug product candidates; expand and protect our intellectual property portfolio; hire additional commercial, development and scientific personnel; and continue to operate as a publicly traded company.

Financial Operations Overview

Revenue

Through June 30, 2015, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the near future. Primarily all of our revenue to date has been derived from our collaborations with Celgene. In the future, we will seek to generate revenue from a combination of product sales and upfront payments, cost reimbursements, milestone payments, and royalties on future product sales.

Collaboration and License Revenue

Arrangement consideration is allocated to each separately identified unit of accounting based on the relative selling price, using our best estimate of selling price of each deliverable. The provisions of ASC 605-25, Multiple-Element Arrangements are then applied to each unit of accounting to determine the appropriate revenue recognition. In the event that a deliverable of a multiple element arrangement does not represent a separate unit of accounting, we recognize revenue from the combined units of accounting over the term of the related contract or as undelivered items are delivered, as appropriate.

Revenue is recognized under the proportional performance method for certain units of accounting. The amount recognized is determined based on the consideration allocated to each unit of accounting based on the ratio of the level of effort incurred to date compared to the total estimated level of effort required to complete our performance obligations under the unit of accounting. Determining the total estimated level of effort required to complete all performance obligations requires management judgment and estimation, including assumptions regarding future operating performance, the timelines of the clinical trials approvals and the estimated patient populations.

Reimbursement of research and development costs by Celgene is recognized as revenue, provided we have determined that we are acting primarily as a principal in the transaction according to the provisions outlined in FASB ASC 605-45, Revenue Recognition – Principal Agent Considerations, the amounts are determinable and collection of the related receivable is reasonably assured.

Milestone Revenues

We recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. At the inception of each arrangement that includes milestone payments, we evaluate each contingent payment on an individual basis to determine whether they are considered substantive milestones, specifically reviewing factors such as the degree of certainty in achieving the milestone, the research and development risk and other risks that must be overcome to achieve the milestone, as well as the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

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

Research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed. Reimbursements received from Celgene for certain third-party costs for which we are not the principal in the transaction according to the provisions of FASB ASC 605-45, Revenue Recognition – Principal Agent Considerations are recorded as a reduction to research and development expense.

The following summarizes our most advanced current research and development programs.

AG-221: Lead IDH2 Program

AG-221 is an orally available, selective, potent inhibitor of the mutated IDH2 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH2 mutations, including those with acute myeloid leukemia, or AML, who have a historically poor prognosis. On June 16, 2014, the U.S. Food and Drug Administration (FDA) granted us orphan drug designation for AG-221 for treatment of patients with AML. On August 13, 2014, we announced that the FDA granted Fast Track designation to AG-221 for treatment of patients with AML that harbor an IDH2 mutation. We have been evaluating AG-221 in several phase 1 dose-escalation trials evaluating both hematological and solid tumor cancers with IDH2 mutations. To date, all clinical data reported by us highlights that the mechanism of response is consistent with preclinical studies, including substantial reduction of plasma 2HG levels, as well as evidence of cellular differentiation and normalization of cell counts in the bone marrow and blood. This differentiation effect is distinct from that seen with traditional chemotherapeutics commonly used to treat AML.

In September 2013, we initiated our first phase 1 multicenter, open-label, dose-escalation study to assess the safety, clinical activity, and tolerability of AG-221 in patients with advanced hematologic malignancies with an IDH2 mutation. In June 2014, Celgene exercised its option to an exclusive global license for development and commercialization of AG-221 under the 2010 Agreement. Under the 2010 Agreement, Celgene is responsible for all development costs for AG-221. We are eligible to receive up to $120 million in milestone payments and a tiered royalty on any net sales of products containing AG-221. We also have the right to conduct a portion of any commercialization activities for AG-221 in the United States. In addition to contributing our scientific and translational expertise, we will continue to conduct some clinical development and regulatory activities within the AG-221 development program in collaboration with Celgene.

In October 2014, we initiated four expansion cohorts in our ongoing phase 1 study of AG-221 in patients with IDH2 mutant-positive hematologic malignancies to assess the safety and tolerability of AG-221 at 100 mg once daily oral dose in approximately 100 patients with IDH2 mutant-positive hematologic malignancies, including AML. The expansion cohorts are evaluating relapsed or refractory AML patients 60 years of age and older, relapsed or refractory AML patients under age 60, untreated AML patients who decline standard of care chemotherapy and patients with other IDH2-mutant positive advanced hematologic malignancies. Also in October 2014, we announced the initiation of a phase 1/2 multicenter study of AG-221 in patients with advanced solid tumors, including gliomas, as well as angioimmunoblastic T-cell lymphoma, or AITL, in each case that carry an IDH2 mutation. This phase 1/2 multicenter, open-label, dose-escalation clinical trial of AG-221, which we are conducting in collaboration with Celgene, is designed to assess the safety, clinical activity, and tolerability of AG-221 among patients who have an IDH2 mutant-positive advanced solid tumor or AITL. The phase 1/2 trial includes a dose expansion phase where three cohorts of patients with glioma, AITL and other solid tumors that are IDH2 mutant-positive are receiving AG-221 to further evaluate safety, tolerability and clinical activity in advanced solid tumors or AITL.

On May 7, 2015, we announced that our ongoing phase 1 study of AG-221 had been expanded to add an additional more homogenous cohort of 125 patients with IDH2 mutant-positive AML who are in second or later relapse, are refractory to second-line induction or reinduction treatment, or have relapsed after allogeneic transplantation. Consistent with the ongoing expansion cohorts, AG-221 will be administered at a dose of 100 mg once daily. The primary objectives of the study are to confirm the safety and clinical activity of AG-221 in a select, highly resistant AML population.

On June 12, 2015, we reported clinical data from the ongoing phase 1 study of AG-221, which included 177 patients (104 in dose escalation and 73 from the first four expansion cohorts) with IDH2 mutant-positive AML. The new data were presented at the 20th Congress of the European Hematology Association (EHA) in Vienna, Austria and showed investigator-assessed objective responses in 63 out of 158 evaluable patients. Of the 63 patients who achieved an objective response, there were 26 complete remissions (CRs), three complete remissions with incomplete platelet recovery (CRps), 14 marrow complete remissions (mCRs), two complete remissions with incomplete hematologic recovery (CRi) and 18 partial responses (PRs). A complete remission is determined by using well-established criteria, which requires no evidence of leukemia in the bone marrow and blood accompanied by full restoration of all blood counts to normal ranges. A complete remission with incomplete platelet recovery means all the criteria for CR are met except that platelet counts are outside of the normal range. Platelets are one of the three major types of blood cells. A partial response means all the criteria for CR are met except that the immature defective blood cells, or leukemia, in the bone marrow are in the 5% to 25% range and have been decreased by at least 50% over pretreatment. Of the 111 patients with relapsed or refractory AML, 46 achieved an objective response, including 20 CRs, one CRp, 16 PRs, eight mCRs and one CRi. Of the 22 patients with AML that had not been treated, seven achieved an objective response, including three CRs, two PRs, one mCR and one CRi. Of the 14 patients with myelodysplastic syndrome, seven achieved an objective response, including two CRs, one CRp and four mCRs. Evidence of durability was observed as long as 15 months in duration. An estimated 88 percent of responses lasted three months or longer, and 76 percent of responses lasted six months or longer. AG-221 was well tolerated, with the majority of adverse events reported as mild to moderate. The majority of serious adverse events reported were disease related, with serious adverse events possibly related to AG-221 reported in 27 patients. As of July 2015 the dose escalation has been completed. AG-221 continued to show favorable drug exposure and pharmacokinetics at all doses tested with substantial reductions in plasma levels of 2HG, which is produced by the mutated IDH2 and IDH1 proteins, to the level observed in healthy volunteers.

In the second half of 2015, Celgene, in collaboration with us, intends to initiate a global phase 3 registration-enabling study in relapsed/refractory AML patients that harbor an IDH2 mutation and initiate combination trials to evaluate AG-221 as a potential frontline treatment for patients with AML that harbor an IDH2 mutation.

AG-120: Lead IDH1 Program

AG-120 is an orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH1 mutations. Mutations in IDH1 have been identified in difficult to treat hematologic and solid tumor cancers, including AML, chondrosarcoma and cholangiocarcinoma where both the treatment options and prognosis for patients are poor. In March 2014, we initiated two phase 1, multicenter, open-label, dose-escalation and expansion studies for AG-120, one designed to assess the safety, clinical activity and tolerability of AG-120 as a single agent in patients with advanced hematologic malignancies and the second designed to evaluate the safety, clinical activity and tolerability of AG-120 in patients with advanced solid tumors. Both trials are only enrolling patients that carry an IDH1 mutation. On May 18, 2015, we announced that the FDA granted Fast Track designation to AG-120 for treatment of patients with AML that harbor an IDH1 mutation. On June 10, 2015, the FDA granted us orphan drug designation for AG-120 for treatment of patients with AML.

On May 7, 2015, we announced that three expansion cohorts have been added to the ongoing phase 1 study of AG-120 in patients with advanced hematologic malignancies. These three expansion cohorts will evaluate AG-120 in 175 patients with IDH1 mutant-positive advanced hematologic malignancies. The first cohort will evaluate a more homogenous population of 125 AML patients who are in second or later relapse, are refractory to second-line induction or reinduction treatment, or have relapsed after allogeneic transplantation. The second cohort will evaluate 25 untreated AML patients, and the third cohort will evaluate 25 patients with IDH1 mutant positive advanced hematologic malignancies not eligible for cohorts one or two. AG-120 will be administered at a 500 mg once daily oral dose, in 28-day cycles. The study’s primary objectives are to confirm the safety and clinical activity of AG-120.

On June 12, 2015, we reported clinical data from the phase 1 study of AG-120 in patients with advanced hematologic malignancies, which included 57 patients with IDH1 mutant-positive AML. The data were presented at the 20th Congress of the EHA in Vienna, Austria and showed investigator-assessed objective responses in 16 out of 52 evaluable patients. Of the 16 patients who achieved an objective response, there were eight CRs, one CRp, three mCRs, and four PRs. Evidence of durability was observed as long as 11 months in duration. An estimated 79 percent of responses lasted three months or longer, and 50 percent of responses lasted six months or longer. AG-120 was well tolerated, with the majority of adverse events reported as mild to moderate. Thirty-five serious adverse events were reported, the majority being disease related, with four cases of leukocytosis potentially related to AG-120. As of July 2015 the dose escalation has been completed. AG-120 showed favorable drug exposure and pharmacokinetics at all doses tested and also substantially reduced plasma levels of 2HG to the level observed in healthy volunteers. The mechanism of response is consistent with differentiation, as evidenced by the maturation of the leukemic cells into infection fighting white blood cells, or neutrophils.

Together with Celgene, we intend to initiate a global registration-enabling phase 3 study in AML patients that harbor an IDH1 mutation in the first half of 2016. We also plan to begin combination trials to evaluate AG-120 as a potential frontline treatment of AML patients that harbor an IDH1 mutation in the second half of 2015.

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

AG-881: Lead Pan-IDH Program

AG-881 is an orally available, selective, brain-penetrant, pan-IDH mutant inhibitor, providing added flexibility to our current portfolio of IDH mutant inhibitors. AG-881 successfully completed IND-enabling studies in April 2015. We and Celgene are jointly collaborating on the worldwide development program, sharing worldwide development costs and profits with Celgene booking worldwide commercial sales. We will lead commercialization in the U.S. with both companies sharing equally in field-based commercial activities, and Celgene would lead commercialization outside of the U.S. with us providing one third of field-based commercial activities in the major E.U. markets.

In June 2015, we initiated a phase 1 study for AG-881 in patients with advanced solid tumors. The phase 1 multi-center, open-label study is to evaluate the safety, pharmacokinetics, pharmacodynamics and clinical activity of AG-881 in advanced solid tumors, including gliomas. AG-881 will be administered continuously as a single agent dosed orally in a 28-day cycle. The first portion of the study includes a dose-escalation phase in which cohorts of patients will receive ascending oral doses of AG-881 to determine the maximum tolerated dose and/or the recommended phase 2 dose based on safety and tolerability. The second portion of the study is a dose expansion phase where patients will receive AG-881 to further evaluate the safety, tolerability and clinical activity of the recommended phase 2 dose.

In August 2015, we initiated a second dose-escalating and expansion trial for AG-881 in patients with advanced IDH1 or IDH2 mutant-positive hematologic malignancies whose cancer has progressed on a prior IDH inhibitor therapy.

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

On December 8, 2014, during a poster session at ASH 2014, we reported the first clinical data from the phase 1 SAD and MAD clinical trials of AG-348 in healthy volunteers. These results provided early proof-of-mechanism for AG-348 as a novel, first-in-class, oral activator of both wild-type and mutated PKR enzymes. In these phase 1 studies, dosing of AG-348 over 14-days in healthy volunteers resulted in a dose-dependent activation of the PKR pathway as evidenced by a substantial increase in ATP and decrease in 2,3-DPG levels, which are key biomarkers of PKR activity and primary indicators of PK deficiency. These data support the hypothesis that AG-348 treatment may similarly enhance PKR activity in patients with PK deficiency and thus correct the underlying defect of the disease. Results presented were from 64 healthy volunteers who received either AG-348 or placebo, which included 48 people from the completed SAD study and 16 people in the first two cohorts of the MAD study, which recently completed dosing. Complete safety results were reported from the SAD phase 1 study and showed that AG-348 was well tolerated. Although the MAD study remained blinded, no serious adverse events had been reported in the first two analyzed cohorts. AG-348 also showed a favorable pharmacokinetic profile with rapid absorption, low variability and dose-proportional increase in exposure following both single and multiple doses. The observed dose-dependent changes in 2,3-DPG and ATP blood levels seen are consistent with a substantial increase in PKR enzymatic activity.

On June 12, 2015, we reported final clinical data from the phase 1 MAD clinical trial of AG-348 in healthy volunteers and the first data from a natural history study of PK deficiency. The data were presented at the 20th Congress of the EHA in Vienna, Austria. Results presented were from 48 healthy volunteers who received either AG-348 or placebo for fourteen days at 15mg, 60mg, 120mg, 360mg or 700mg twice daily or 120 mg once daily in six sequential cohorts. The study showed that AG-348 was well tolerated, with most adverse events occurring in the highest dose group (700 mg), with all but one being mild to moderate. Thirty-two of 36 healthy volunteers receiving AG-348 completed the study. Two volunteers receiving AG-348 withdrew due to adverse events, including drug eruption (60 mg) and Grade 3 liver function test abnormalities (700 mg), which resolved after treatment discontinuation. Two additional AG-348 volunteers (both 700 mg) withdrew consent due to nausea or vomiting. Serum hormone changes consistent with reversible aromatase inhibition were observed. AG-348 also showed a favorable pharmacokinetic profile with rapid absorption, low to moderate variability and a dose-proportional increase in exposure following multiple doses.

As predicted by the mechanism of action of AG-348, there was a robust activation of the glycolytic pathway as evidenced by a decrease in 2,3-DPG (2,3-diphosphoglycerate) and increase in ATP (adenosine triphosphate) in blood. The decrease in 2,3-DPG was approximately 50 percent for doses 120 mg and higher with levels returning back to baseline approximately 72 hours after AG-348 was discontinued. There was also an approximately 50 percent increase in ATP in blood with AG-348 at doses 60 mg and higher.

In June 2015, we initiated DRIVE PK, a global phase 2, first-in-patient, open-label safety and efficacy trial of AG-348 in adult, transfusion-independent patients with PK deficiency. The multi-center, randomized study will include two arms with 25 patients each. The patients in the first arm will receive 50 mg twice daily, and the patients in the second arm will receive 300 mg twice daily. The study will include a six-month dosing period with the opportunity for continued treatment beyond six months based on safety and clinical activity. In July 2015, we dosed the first-patient in this phase 2 trial.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
IDH2 (AG-221)	$2,258	$6,060	$5,587	$9,406
IDH1 (AG-120)	12,444	4,930	22,861	8,532
Pan IDH (AG-881)	3,441	1,626	7,314	2,803
PK deficiency (AG-348)	4,607	3,851	9,678	6,988
Other research and platform programs	13,673	6,109	23,426	12,253

Total research and development expenses	$36,423	$22,576	$68,866	$39,982

Research and development expenses for AG-221 for the three and six months ended June 30, 2015 are net of $1.1 million and $5.5 million, respectively, in reimbursement of certain third-party costs from the 2010 Agreement, which are classified as a reduction of research and development expense. No reimbursements were recognized in our research and development costs during the three and six months ended June 30, 2014.

Research and development expenses for AG-120 for the three and six months ended June 30, 2015 are net of $2.6 million in reimbursement of certain costs for AG-120 from the 2010 Agreement, which are classified as a reduction of research and development expense. No reimbursements were recognized in our research and development costs for AG-120 during the three and six months ended June 30, 2014.

Research and development expenses for AG-881 for the three and six months ended June 30, 2015 are net of $0.8 million in reimbursement of certain costs for AG-881 from the 2010 Agreement, which are classified as a reduction of research and development expense. No reimbursements were recognized in our research and development costs for AG-881 during the three and six months ended June 30, 2014.

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from AG-221, AG-120, AG-348, AG-881, or any of our other product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

•	establishing an appropriate safety profile with IND and/or NDA enabling toxicology studies;

•	successful enrollment in, and completion of clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others; and

•	maintaining an acceptable safety profile of the products following approval.

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

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended June 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,
(in thousands)	2015	2014	Dollar Change	% Change
Total revenue	$13,219	$8,411	$4,808	57%
Operating expenses:
Research and development (net of $4,546 of cost reimbursement from related party for the three months ended June 30, 2015)	36,423	22,576	13,847	61
General and administrative	8,929	4,165	4,764	114

Loss from operations	(32,133)	(18,330)	(13,803)	75
Interest income	236	34	202	594

Net loss	$(31,897)	$(18,296)	$(13,601)	74%

Revenue. Revenue increased by $4.8 million to $13.2 million for the three months ended June 30, 2015 from $8.4 million for the three months ended June 30, 2014, an increase of 57%. In July 2014, we amended our 2010 Agreement with Celgene which resulted in the application of new accounting guidance to the agreement. Similarly, in April 2015, we entered into the AG-881 Agreements with Celgene which were deemed a modification of the 2010 Agreement. Prior to the amendments, arrangement consideration was recognized ratably over the estimated period of performance. As a result of each amendment, we received additional consideration and were required to evaluate the agreements under the current revenue recognition accounting guidance resulting in additional revenues being recognized. For the three months ended June 30, 2015, we recognized $13.2 million in revenue under the new accounting guidance, which includes the recognition of $8.8 million related to the delivery of U.S and ex.-U.S. licenses for AG-881. For the three months ended June 30, 2014, we recognized $8.4 million under the previous accounting guidance.

Research and Development Expense. Research and development expense increased by $13.8 million to $36.4 million for the three months ended June 30, 2015 from $22.6 million for the three months ended June 30, 2014, an increase of 61%. The increase in research and development expenses was primarily attributable to an additional $8.5 million in external services, offset by $4.5 million in reimbursement of certain costs related to AG-221, AG-120 and AG-881, our lead product candidates targeting IDH2 and IDH1, and an increase of $9.8 million in internal expenses. During the three months ended June 30, 2015, we recognized certain cost reimbursements related to our on-going development activities under the 2010 Agreement and AG-881 Agreements as a reduction of research and development expenses. No cost reimbursements were recorded as a reduction of research and development expenditures during the three months ended June 30, 2014.

The increase in external services for the three months ended June 30, 2015 was attributable to the following:

•	net decreases of approximately $4.6 million and $0.5 million for external phase 1 clinical studies and manufacturing activities for our lead product candidates AG-221 and AG-348, respectively, and net increases of approximately $5.2 million and $0.8 million for external phase 1 clinical studies and manufacturing activities for our lead product candidates AG-120 and AG-881, respectively; and

•	approximately $3.1 million increase for costs related to other early research and platform programs.

We incurred approximately $9.8 million of additional internal research and development expenses for the three months ended June 30, 2015, related to the following:

•	an increase of $6.2 million in personnel costs related to an increase in our internal headcount of 68%, which includes an increase of $3.2 million in stock-based compensation expense; and

•	approximately $3.6 million increase for facilities and other related expenses.

General and Administrative Expense. General and administrative expenses increased by $4.8 million to $8.9 million for the three months ended June 30, 2015 from $4.2 million for the three months ended June 30, 2014, an increase of 114%. The increase in general and administrative expenses was primarily attributable to the following:

•	an increase of $3.7 million in personnel costs related to an increase in our internal headcount of 72%, which includes an increase of $2.6 million for stock-based compensation expense;

•	an increase of $0.4 million in professional service costs and insurance costs; and

•	an increase of $0.7 million in certain operating expenses, including consulting and facility costs.

Interest Income. Interest income increased by $202,000 to $236,000 for the three months ended June 30, 2015 from $34,000 for the three months ended June 30, 2014. The increase is attributable to interest earned on the net proceeds from our follow-on offering in December 2014 and payments received from Celgene related to our collaboration agreements.

Provision for Income Tax. We did not have a provision for income taxes during the three months ended June 30, 2015 or 2014 due to our net loss.

Comparison of Six Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the six months ended June 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Six Months Ended June 30,
(in thousands)	2015	2014	Dollar Change	% Change
Total revenue	$47,421	$16,822	$30,599	182%
Operating expenses:
Research and development (net of $8,912 of cost reimbursement from related party for the six months ended June 30, 2015)	68,866	39,982	28,884	72
General and administrative	15,883	7,454	8,429	113

Loss from operations	(37,328)	(30,614)	(6,714)	22
Interest income	474	70	404	577

Net loss	$(36,854)	$(30,544)	$(6,310)	21%

Revenue. Revenue increased by $30.6 million to $47.4 million for the six months ended June 30, 2015 from $16.8 million for the six months ended June 30, 2014, an increase of 182%. In July 2014, we amended our 2010 Agreement with Celgene which resulted in the application of new accounting guidance to the agreement. Similarly, in April 2015, we entered into the AG-881 Agreements with Celgene which were deemed a modification of the 2010 Agreement. Prior to the amendments, arrangement consideration was recognized ratably over the estimated period of performance. As a result of the each amendment, we received additional consideration and were required to evaluate the agreements under the current revenue recognition accounting guidance resulting in additional revenues being recognized. For the six months ended June 30, 2015, we recognized $47.4 million in revenue under the new accounting guidance, which includes revenue recognized at the July 2014 amendment date related to the excess of total allocable consideration over the best estimate of selling price of undelivered elements, which fundamentally related to previously delivered elements under the agreement and includes the exclusive global license for development and commercialization of AG-221, the reimbursement of on-going development costs related to AG-221 through the amendment date, and $8.8 million of revenue recognized related to the delivery of U.S and ex.-U.S. license for AG-881 upon entry into the AG-881 Agreements in April 2015. For the six months ended June 30, 2014, we recognized $16.8 million under the previous accounting guidance.

Research and Development Expense. Research and development expense increased by $28.9 million to $68.9 million for the six months ended June 30, 2015 from $40.0 million for the six months ended June 30, 2014, an increase of 72%. The increase in research and development expenses was primarily attributable to an additional $22.2 million in external services, offset by $8.9 million in reimbursement of certain costs related to AG-221, AG-120 and AG-881, our lead product candidates targeting IDH2 and IDH1, and an increase of $15.6 million in internal expenses. During the six months ended June 30, 2015, we recognized certain cost reimbursements related to our on-going development activities under the 2010 Agreement and AG-881 Agreements as a reduction of research and development expenses. No cost reimbursements were recorded as a reduction of research and development expenditures during the six months ended June 30, 2014.

The increase in external services for the six months ended June 30, 2015 was attributable to the following:

•	a net decrease of approximately $5.2 million for external phase 1 clinical studies and manufacturing activities for our lead product candidate AG-221 and net increases of approximately $11.0 million, $2.3 million and $0.8 million for external phase 1 clinical studies and manufacturing activities for our lead product candidates AG-120, AG-881 and AG-348, respectively; and

•	approximately $4.4 million increase for costs related to other early research and platform programs.

We incurred approximately $15.6 million of additional internal research and development expenses for the six months ended June 30, 2015, related to the following:

•	an increase of $10.0 million in personnel costs related to an increase in our internal headcount of 68%, which includes an increase of $4.7 million in stock-based compensation expense; and

•	approximately $5.6 million increase for facilities and other related expenses.

General and Administrative Expense. General and administrative expenses increased by $8.4 million to $15.9 million for the six months ended June 30, 2015 from $7.5 million for the six months ended June 30, 2014, an increase of 113%. The increase in general and administrative expenses was primarily attributable to the following:

•	an increase of $6.7 million in personnel costs related to an increase in our internal headcount of 72% which includes an increase of $4.6 million for stock-based compensation expense;

•	an increase of $0.5 million in professional service costs and insurance costs; and

•	an increase of $1.2 million in certain operating expenses, including consulting and facility costs.

Interest Income. Interest income increased by $404,000 to $474,000 for the six months ended June 30, 2015 from $70,000 for the six months ended June 30, 2014. The increase is attributable to interest earned on the net proceeds from our follow-on offering in December 2014 and payments received from Celgene related to our collaboration agreements.

Provision for Income Tax. We did not have a provision for income taxes during the six months ended June 30, 2015 or 2014 due to our net loss.

Liquidity and Capital Resources

Sources of Liquidity

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn a significant amount of milestone payments under our collaboration agreements with Celgene and we are entitled to cost reimbursement under the 2010

Agreement. Our ability to earn the milestone payments and cost reimbursements and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory, and commercial activities and are uncertain at this time. Our right to payments under our collaboration agreements is our only committed potential external source of funds.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended, June 30,
(in thousands)	2015	2014
Net cash used in operating activities	$(21,605)	$(28,111)
Net cash provided by (used in) investing activities	77,194	(30,936)
Net cash provided by financing activities	2,913	95,734

Net increase in cash and cash equivalents	$58,502	$36,687

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from funding our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $21.6 million during the six months ended June 30, 2015 compared to $28.1 million during the six months ended June 30, 2014. The cash used in operating activities was primarily attributable to increased operating expenses which relates to increases in clinical study costs due to advancements in our lead product candidates, expanded facilities and increased staffing needs due to our expanding operations offset by amounts reimbursed by Celgene. Our net loss was significantly reduced by revenue recognized under the 2010 Agreement. During the six months ended June 30, 2015, we received $13.3 million in cost reimbursements related to the 2010 Agreement, $20.0 million related to Celgene’s December 2014 election to extend the discovery phase of the 2010 Agreement and $10.0 million related to our AG-881 Agreements while no amounts were received during the six months ended June 30, 2014. In addition, in January 2014, we paid $6.0 million as payment in full of our U.S. federal income tax liability related to the year ended December 31, 2011, including $1.5 million of interest and penalties accrued. We filed a carryback claim to apply the net losses incurred during the year ended December 31, 2013 against the previous taxable income and received $3.8 million of refundable income taxes during the six months ended June 30, 2015.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $77.2 million during the six months ended June 30, 2015 compared to cash used in investing activities of $30.9 million during the six months ended June 30, 2014. The cash provided by investing activities for the six months ended June 30, 2015 was primarily the result of higher proceeds from maturities and sales of marketable securities in comparison to purchases of marketable securities offset by $14.7 million in purchases of property and equipment. The cash used in investing activities for the six months ended June 30, 2014 was primarily the result of higher purchases of marketable securities than proceeds from maturities and sales of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2.9 million during the six months ended June 30, 2015 compared to $95.7 million during the six months ended June 30, 2014. The cash provided by financing activities for the six months ended June 30, 2015 was the result of proceeds received from stock option exercises and proceeds received from our employee stock purchase plan. The cash provided by financing activities for the six months ended June 30, 2014 was primarily the result of the proceeds from the follow-on public offering, net of underwriting discounts, commissions and offering costs.

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

We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2015, together with anticipated interest income, and anticipated expense reimbursements under our collaboration agreements with Celgene will enable us to fund our operating expenses and capital expenditure requirements until at least late 2017. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

During the six months ended June 30, 2015, we entered into agreements in the normal course of business with contract research organizations for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are cancelable at any time by us, generally upon 30 days’ prior written notice to the vendor. Under these agreements, as of June 30, 2015 we are obligated to pay up to $48.2 million to these vendors.

Operating Lease

On July 20, 2015, we entered into a Second Amendment to the Lease, or the Second Lease Amendment, with Forest City 88 Sidney, LLC, or the Landlord, which amended certain terms of our existing lease with the Landlord. The Second Lease Amendment expands the rentable square footage of our leased premises from approximately 113,220 square feet to approximately 146,030 square feet. Pursuant to the Second Lease Amendment, the date on which we will become responsible for paying rent with respect to such additional square footage under the Lease is November 1, 2015, or the Expansion Space Rent Commencement Date. The monthly base rent will increase from approximately $549,000 to approximately $727,000 on the Expansion Space Rent Commencement Date, and will increase on the first anniversary of the Expansion Space Rent Commencement Date and on each anniversary thereafter up to a maximum monthly base rent of approximately $844,000. The Second Lease Amendment also provides for, among other things, an increase of the tenant improvement allowance from approximately $16.6 million to approximately $20.5 million and an increase of our existing security deposit with the Landlord from approximately $2.2 million to approximately $2.9 million.

There were no other material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2015 and December 31, 2014, we had cash, cash equivalents and marketable securities of $434.0 million and $467.4 million, respectively, consisting primarily of investments in U.S. Treasuries and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 10% change in interest rates would have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs that are located in Asia and Europe that are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2015 and December 31, 2014, we had minimal or no liabilities denominated in foreign currencies.

Item 4.	Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2015, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.

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

Since inception, we have incurred significant operating losses. Our net losses were $53.5 million, $39.4 million and $20.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, and $36.9 million for the six months ended June 30, 2015. As of June 30, 2015, we had an accumulated deficit of $203.8 million. We have financed our operations primarily through private placements of our preferred stock, our initial public offering and the concurrent private placement, our follow-on public offerings and our collaboration agreements with Celgene focused on cancer metabolism. We have devoted substantially all of our efforts to research and development. We are in clinical development stages of our product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. Although we may from time to time report profitable results, such as during the three months ended September 30, 2014, which was the result of the recognition of previously deferred collaboration revenue upon the amendment of the 2010 Agreement, we generally expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

To become and remain profitable, we must develop and eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those medicines for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. We are currently in clinical testing stages for our lead product candidates. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

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

We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2015, together with anticipated interest income, the anticipated expense reimbursements under our collaboration agreements with Celgene will fund our operating and capital expenditure requirements until late 2017. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than our collaborations with Celgene, which are limited in scope and duration. For example, the discovery phase under the 2010 Agreement expires in April 2016, after which point we will no longer receive payments from Celgene with respect to extensions of the discovery phase under the 2010 Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We depend heavily on the success of our most advanced product candidates. All of our lead product candidates are still in clinical development. Clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the identification of our lead product candidates, AG-221, AG-120 and AG-881 for the treatment of hematological and solid tumors and AG-348 for the treatment of PK deficiency. We initiated phase 1 studies for our lead product candidates. We have not commenced clinical trials for any of our other product candidates. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of these product candidates by our collaborators and us. The success of our product candidates will depend on many factors, including the following:

•	successful enrollment in, and completion of, clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishing both clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our medicines;

•	launching commercial sales of the medicines, if and when approved, whether alone or in collaboration with others;

•	acceptance of the medicines, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	continuing acceptable safety profile for the medicines following approval;

•	enforcing and defending intellectual property rights and claims; and

•	achieving desirable medicinal properties for the intended indications.

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

We or our collaborators may not be able to initiate or continue clinical trials for our product candidates if we or they are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States. Enrollment may be particularly challenging for some of the orphan diseases we target in our RGD programs. In addition, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

All of our lead product candidates are still in clinical stage development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in earlier stage testing for treating cancer, RGDs or other diseases have later been found to cause side effects that prevented further development of the compound.

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

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	efficacy and potential advantages compared to alternative treatments;

•	the approval, availability, market acceptance and reimbursement for the companion diagnostic;

•	the ability to offer our medicines for sale at competitive prices;

•	convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	ensuring uninterrupted product supply;

•	the strength of marketing and distribution support;

•	sufficient third-party coverage or reimbursement; and

•	the prevalence and severity of any side effects.

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

There are also a number of product candidates in preclinical or clinical development by third parties to treat cancer and RGDs by targeting cellular metabolism. These companies include large pharmaceutical companies, including AstraZeneca plc, Eli Lilly and Company, Roche Holdings Inc. and its subsidiary Genentech, Inc., GlaxoSmithKline plc, Merck & Co., Novartis International AG, Pfizer, Inc., and Genzyme, a Sanofi company. There are also biotechnology companies of various size that are developing therapies to target cellular metabolism, including Alexion Pharmaceuticals, Inc., BioMarin Pharmaceutical Inc., Calithera Biosciences, Inc., Cornerstone Pharmaceuticals, Inc., Forma Therapeutics Holdings LLC, Shire Biochem Inc. and Raze Therapeutics, Inc. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Collaborations involving our product candidates, including our collaborations with Celgene, pose the following risks to us:

•	Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations. For example, under our collaborations with Celgene, development and commercialization plans and strategies for licensed programs, such as AG-221, will be conducted in accordance with a plan and budget approved by a joint committee comprised of equal numbers of representatives from each of us and Celgene, as to which Celgene may have final decision-making authority.

•	Collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities. For example, under the 2010 Agreement, it is possible for Celgene to elect not to progress into preclinical development a product candidate that we have nominated and the joint research committee confirmed, without triggering a termination of the collaboration arrangement.

•	Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing. For example, under the 2010 Agreement, it is possible for Celgene to terminate the agreement, upon 90 days prior written notice, with respect to any product candidate at any point in the research, development and clinical trial process, without triggering a termination of the remainder of the collaboration arrangement.

•	Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our medicines or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.

•	A collaborator with marketing and distribution rights to one or more medicines may not commit sufficient resources to the marketing and distribution of such medicine or medicines.

•	Collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation. For example, under specified circumstances Celgene has the first right to maintain or defend our intellectual property rights under the 2010 Agreement with respect to certain licensed programs and, although we may have the right to assume the maintenance and defense of our intellectual property rights if Celgene does not, our ability to do so may be compromised by Celgene’s actions.

•	Disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our medicines or product candidates or that result in costly litigation or arbitration that diverts management attention and resources.

•	We may lose certain valuable rights under circumstances identified in our collaborations, including, in the case of our agreements with Celgene, if we undergo a change of control.

•	Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. For example, Celgene can terminate its agreements with us, in their entirety or with respect to any program under the 2010 Agreement, upon 90 days’ notice and can terminate each entire agreement with us in connection with a material breach of the agreement by us that remains uncured for 60 days.

•	Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.

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

We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators. For example, during the discovery phase of the 2010 Agreement, we may not directly or indirectly develop, manufacture or commercialize, except pursuant to the agreement, any medicine or product candidate for any cancer indication: with specified activity against certain metabolic targets except in connection with certain third party collaborations; or with specified activity against any collaboration target, or any target for which Celgene is conducting an independent program that we elected not to buy in to. Following the discovery phase until termination or expiration of the 2010 Agreement, either in its entirety or with respect to the relevant program, we may not directly or indirectly develop, manufacture or commercialize, outside of the collaboration, any medicine or product candidate with specified activity against any collaboration target that is within a licensed program or against any former collaboration target against which Celgene is conducting an independent program under the agreement.

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

We expect to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. We currently rely and expect to continue to rely on third parties to conduct some aspects of our research and preclinical testing. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third-parties or to do so on commercially reasonable terms. Switching or adding additional third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays may occur in our product development activities. Although we seek to carefully manage our relationships with our CROs, we could encounter similar challenges or delays in the future and these challenges or delays could have a material adverse impact on our business, financial condition and prospects.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good clinical practices, or cGCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the European Medicines Agency or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with cGCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practices, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, clinicaltrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing and for commercial supply of any of these product candidates for which we or our collaborators obtain marketing approval. To date, we have obtained materials for AG-221, AG-120, AG-348 and AG-881 for our ongoing clinical testing from third party manufacturers. We do not have any long term supply agreements with the third-party manufacturers, and we purchase our required drug supply on a purchase order basis.

We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party;

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and

•	reliance on the third party for regulatory compliance, quality assurance, environmental and safety and pharmacovigilance reporting.

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements on a global basis. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or medicines, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.

Any medicines that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply for bulk drug substances. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

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

The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore we cannot be certain that we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

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

In the United States, AG-221 and AG-120 received Fast Track designation for treatment of patients with AML that harbor an IDH2 and IDH1 mutation, respectively. If a drug is intended for the treatment of a serious or life-threatening disease or condition and the drug demonstrates the potential to address unmet medical needs for this disease or condition, the drug sponsor may apply for FDA Fast Track designation. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for such designation, the FDA could decide not to grant it. Even though AG-221 and AG-120 have received fast track designation for treatment of patients with AML that harbor an IDH2 and IDH1 mutation, respectively, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

We are highly dependent on the principal members of our management and scientific teams, each of whom is employed “at will,” meaning we or they may terminate the employment relationship at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

Although our common stock is listed on the NASDAQ Global Select Market, an active trading market for our shares may not be sustained. If an active market for our common stock does not continue, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares or sell their shares at all. An inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

AGIOS PHARMACEUTICALS, INC.

Date: August 7, 2015	By:	/s/ David P. Schenkein
David P. Schenkein Chief Executive Officer (principal executive officer)

Date: August 7, 2015	By:	/s/ Glenn Goddard
Glenn Goddard Senior Vice President, Finance (principal financial and accounting officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation	8-K	001-36014	July 29, 2013	3.1

3.2	Amended and Restated By-Laws	8-K	001-36014	July 29, 2013	3.2

10.1†	Collaboration and License Agreement by and between Agios Pharmaceuticals, Inc. and Celgene Corporation Re: AGI-23088 for the US Territory, dated as of April 27, 2015					X

10.2†	Collaboration and License Agreement by and between Agios International Sarl and Celgene International II Sarl Re: AGI-23088 for the ROW Territory, dated as of April 27, 2015					X

31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.