Form 10-Q
period 2015-09-30
AGIOS PHARMACEUTICALS INC
filed 2015-11-06
CIK 1439222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on November 4, 2015: 37,640,637

AGIOS PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$80,048	$14,031
Marketable securities	272,317	328,034
Collaboration receivable – related party	9,078	6,492
Tenant improvement and other receivables	2,992	2,334
Prepaid expenses and other current assets	7,225	4,814
Refundable income taxes	—	3,841

Total current assets	371,660	359,546
Marketable securities	55,621	125,382
Property and equipment, net	21,127	6,386
Other assets	678	590

Total assets	$449,086	$491,904

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,971	$11,067
Accrued expenses	15,985	14,026
Deferred revenue – related party	22,650	35,686
Deferred rent	2,150	310

Total current liabilities	49,756	61,089

Deferred revenue, net of current portion – related party	6,240	2,725
Deferred rent, net of current portion	17,433	3,724
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 37,605,377 and 37,100,513 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	38	37
Additional paid-in capital	619,451	591,334
Accumulated other comprehensive income (loss)	225	(57)
Accumulated deficit	(244,057)	(166,948)

Total stockholders’ equity	375,657	424,366

Total liabilities and stockholders’ equity	$449,086	$491,904

See accompanying notes to condensed consolidated financial statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Collaboration revenue – related party	$5,480	$33,900	$52,901	$50,722
Operating expenses:
Research and development (net of $7,817 and $16,729 of cost reimbursement from related party for the three and nine months ended September 30, 2015, respectively)	36,028	25,526	104,894	65,509
General and administrative	9,927	5,166	25,809	12,619

Total operating expenses	45,955	30,692	130,703	78,128

Income (loss) from operations	(40,475)	3,208	(77,802)	(27,406)
Interest income	218	48	692	118

Income (loss) before benefit for income taxes	(40,257)	3,256	(77,110)	(27,288)
Benefit for income taxes	—	(448)	—	(448)

Net income (loss)	$(40,257)	$3,704	$(77,110)	$(26,840)

Net income (loss) per share – basic	$(1.07)	$0.11	$(2.06)	$(0.81)

Net income (loss) per share – diluted	$(1.07)	$0.10	$(2.06)	$(0.81)

Weighted-average number of common shares used in net income (loss) per share – basic	37,507,298	34,495,076	37,351,493	33,176,801

Weighted-average number of common shares used in net income (loss) per share – diluted	37,507,298	36,592,683	37,351,493	33,176,801

See accompanying notes to condensed consolidated financial statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(40,257)	$3,704	$(77,110)	$(26,840)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	3	39	282	37

Comprehensive income (loss)	$(40,254)	$3,743	$(76,828)	$(26,803)

See accompanying notes to condensed consolidated financial statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(77,110)	$(26,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,197	1,005
Stock-based compensation expense	22,610	6,778
Net amortization of premium on investments	431	412
Changes in operating assets and liabilities:
Collaboration receivable – related party	(2,585)	(18,283)
Other receivables	(659)	—
Prepaid expenses and other assets	(2,317)	(2,756)
Accounts payable	(1,324)	2,354
Accrued expenses and other liabilities	2,469	3,414
Deferred rent	15,549	80
Refundable income taxes and income taxes payable	3,841	(5,303)
Deferred revenue – related party	(9,522)	(12,439)

Net cash used in operating activities	(46,420)	(51,578)

Investing activities
Purchases of marketable securities	(218,657)	(215,383)
Proceeds from maturities and sales of marketable securities	343,986	169,505
Purchases of property and equipment	(17,978)	(727)
Release of restricted cash	—	571

Net cash provided by (used in) investing activities	107,351	(46,034)

Financing activities
Net proceeds from public offering of common stock, (payment of) commissions and offering costs	(207)	94,685
Net proceeds from stock option exercises and employee stock purchase plan	5,293	1,416

Net cash provided by financing activities	5,086	96,101

Net increase (decrease) in cash and cash equivalents	66,017	(1,511)
Cash and cash equivalents at beginning of the period	14,031	71,560

Cash and cash equivalents at end of the period	$80,048	$70,049

Supplemental cash flow information
Cash paid for income taxes	$—	$5,958

Supplemental disclosure of non-cash investing and financing transactions
Additions to property and equipment in accounts payable and accrued expenses	$1,080	$197

Vesting of restricted stock	$(6)	$(7)

Proceeds from stock option exercises in other current assets	$200	$184

See accompanying notes to condensed consolidated financial statements.

Agios Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Overview and Basis of Presentation

Overview

Agios Pharmaceuticals, Inc. (“Agios” or “the Company”) is a biopharmaceutical company committed to the fundamental transformation of patients’ lives through scientific leadership in the field of cancer metabolism and rare genetic metabolic disorders. The Company has built a unique set of core capabilities in the field of cellular metabolism, with the goal of making transformative, first or best in class medicines. The Company’s therapeutic areas of focus are cancer and rare genetic metabolic disorders, which are a broad group of more than 600 rare genetic diseases caused by mutations, or defects, of single metabolic genes. In both of these areas, the Company is seeking to unlock the biology of cellular metabolism to create transformative therapies. The Company is located in Cambridge, Massachusetts.

Basis of Presentation

The condensed consolidated interim balance sheet as of September 30, 2015, the condensed consolidated interim statements of operations and comprehensive loss for the three and nine months ended September 30, 2015 and 2014 and the statements of cash flows for the nine months ended September 30, 2015 and 2014, are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2015 and its results of operations for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014. The financial data and the other financial information disclosed in these notes to the condensed consolidated interim financial statements related to the three and nine month periods ended September 30, 2015 and 2014 are also unaudited. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other future annual or interim period. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 that was filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2015.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2016 with no early adoption permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 to annual periods beginning after December 15, 2017, along with an option to permit early adoption as of the original effective date. The Company is required to adopt the amendments in the ASU using one of two acceptable methods. The Company is currently in the process of determining which adoption method it will apply and evaluating the impact of the guidance on its consolidated financial statements.

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

The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of September 30, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$70,190	$240	$—	$70,430
Marketable securities:
Certificates of deposit	—	20,129	—	20,129
U.S. Treasuries	307,809	—	—	307,809

	$377,999	$20,369	$—	$398,368

The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$11,410	$960	$—	$12,370
Marketable securities:
Certificates of deposit	—	13,155	—	13,155
U.S. Treasuries	440,261	—	—	440,261

	$451,671	$14,115	$—	$465,786

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2015 or December 31, 2014.

The carrying amounts reflected in the condensed consolidated balance sheets for cash, collaboration receivable – related party, tenant improvement and other receivables, prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate their fair values at September 30, 2015 and December 31, 2014, due to their short-term nature.

There have been no changes to the valuation methods during the three and nine months ended September 30, 2015 or 2014. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and nine months ended September 30, 2015 or the year ended December 31, 2014. The Company had no financial assets or liabilities that were classified as Level 3 at any point during the three and nine months ended September 30, 2015 or the year ended December 31, 2014.

4. Marketable Securities

Marketable securities at September 30, 2015 and December 31, 2014 consisted primarily of investments in United States Treasuries and certificates of deposit. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss in the condensed consolidated interim statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were immaterial realized gains on marketable securities for the three and nine months ended September 30, 2015. There were no realized gains or losses on marketable securities for the three and nine months ended September 30, 2014.

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

Marketable securities at September 30, 2015 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$20,128	$2	$(1)	$20,129
U.S. Treasuries	252,042	146	—	252,188
Non-current:
U.S. Treasuries	55,543	78	—	55,621

	$327,713	$226	$(1)	$327,938

Marketable securities at December 31, 2014 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$13,160	$—	$(5)	$13,155
U.S. Treasuries	314,866	45	(32)	314,879
Non-current:
U.S. Treasuries	125,447	5	(70)	125,382

	$453,473	$50	$(107)	$453,416

At September 30, 2015 and December 31, 2014, the Company held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that (i) have a maturity of one to two years and (ii) management does not intend to liquidate within the next twelve months, although these funds are available for use and therefore classified as available-for-sale.

At September 30, 2015 and December 31, 2014, the Company held 12 and 92 debt securities that were in an unrealized loss position for less than one year, respectively. The aggregate fair values of debt securities in an unrealized loss position at September 30, 2015 and December 31, 2014 were $9.6 million and $236.9 million, respectively. There were no individual securities that were in a significant unrealized loss position as of September 30, 2015 or December 31, 2014. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of September 30, 2015 or December 31, 2014.

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

The undelivered items from the July 2014 modification, the related best estimate of selling price, the method of recognizing the allocated consideration, and the revenue recognized for each through April 27, 2015, the date of the AG-881 Agreements was as follows:

•	License for the split licensed program – AG-120: The Company developed the best estimate of selling price of the license by probability weighting multiple cash flow scenarios using the income approach. There were significant judgments and estimates inherent in the determination of the best estimate of selling price of this unit of accounting. Should different reasonable assumptions be utilized, the best estimate of selling price and the associated revenues recognized would be different. Based on the analysis using management’s best estimate, the Company allocated $21.2 million to the license which was delivered in January 2015. For the period January 1, 2015 through April 27, 2015, the Company recognized the non-contingent consideration allocated to this unit of $15.8 million as collaboration revenue.

•	Development services for five separate on-going phase 1 studies (each of which is a separate unit of accounting): The Company developed the best estimate of selling price of the on-going phase 1 study development services of $50.8 million for all five studies using management’s best estimate of the cost of obtaining these services from a third-party provider, as well as internal full time equivalent costs to support the development services. The amount allocated to these units of accounting is recognized as revenue on a proportional performance basis as services are provided. As committed to on the date of the July 2014 amendment, the Company has completed services for three of the on-going phase 1 studies and expected services for the remaining two on-going phase 1 studies to be performed through the second quarter of 2016. As additional consideration is earned and allocated to the three fully delivered units of accounting it is recognized immediately. For the period January 1, 2015 through April 27, 2015, the Company recognized the non-contingent consideration allocated to this unit of accounting of $14.7 million as collaboration revenue.

•	On-going research and development: The Company developed the best estimate of selling price of the research and development services of $13.6 million using management’s best estimate of the cost of obtaining these services from a third-party provider. The amount allocated to this unit of accounting was recognized as revenue ratably through April 2015, the performance period. For the period January 1, 2015 through April 27, 2015, the Company recognized the non-contingent consideration allocated to this unit of accounting of $5.0 million as collaboration revenue.

•	Committee participation: The Company developed the best estimate of selling price of the committee participation services of $0.2 million using management’s best estimate of the anticipated participation hours multiplied by a market rate for comparable participants. The amount allocated to this unit of accounting was recognized as revenue ratably through April 2015, the performance period. For the period January 1, 2015 through April 27, 2015, the Company recognized the non-contingent consideration allocated to this unit of accounting of $0.1 million as collaboration revenue.

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

Beginning in the first quarter of 2015, the Company and Celgene agreed to plans to advance AG-221 into later stage development studies. Pursuant to the terms of the 2010 Agreement, the parties agreed to transition primary development responsibilities for AG-221 to Celgene for later stage development at which point Celgene would become the lead development party for AG-221. During the transition, the Company continued to manage certain arrangements with third-party service providers whose contracts were assigned to Celgene. The Company determined it is no longer the primary obligor of these arrangements and, when considering the other factors included within ASC 605-45, Revenue Recognition – Principal Agent Considerations, determined reimbursements of amounts incurred under third-party contracts should be reported on a net basis in research and development expense. The Company re-assessed its estimate of the total level of effort required to perform the development services related to AG-221 as a result of the contract assignments and recorded a change in estimate during the three months ended March 31, 2015, accordingly. This change in estimate resulted in the recognition of an additional $5.1 million of revenue. Including the $3.8 million presented as a reduction of research and development expenditures, the change in estimate reduced the Company’s net loss by $8.9 million and caused a decrease in net loss per share of $0.24 for the three months ended March 31, 2015. During the period January 1, 2015 through April 27, 2015, the Company performed planning services on behalf of Celgene related to an expanded phase 1 trial of AG-221. The Company determined the work represented a substantive option under the 2010 Agreement. The Company also determined it is not the primary obligor of the underlying third-party contracts and determined reimbursements of amounts incurred under the contracts should be reported on a net basis in research and development expense. For the period January 1, 2015 through April 27, 2015, the Company recognized $0.4 million in revenue and recorded $0.9 million as a reduction in research and development costs related to these services. Costs reimbursed for services performed directly by the Company are presented as collaboration revenues.

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

•	Licenses for the AG-881 program: The Company developed the best estimate of selling price of the U.S. license and the rest of world license, or ROW, by probability weighting multiple cash flow scenarios using the income approach. Management estimates within the models include the expected, probability-weighted net profits from estimated future sales, an estimate of the direct cost incurred to generate future cash flows, a discount rate and other business forecast factors. There are significant judgments and estimates inherent in the determination of the best estimate of selling price of these units of accounting. These judgments and estimates include assumptions regarding future operating performance, the timelines of the clinical trials and regulatory approvals and the estimated patient populations. Should different reasonable assumptions be utilized, the best estimate of selling price and the associated revenues recognized would be different. The Company developed a best estimate of selling price of the licenses of $33.2 million. The Company recognizes the non-contingent consideration allocated to these units of accounting upon delivery of the licenses to Celgene which occurred immediately upon the execution of the AG-881 Agreements. For the period July 1, 2015 through September 30, 2015 and for the period April 27, 2015 through September 30, 2015, the Company recognized the non-contingent consideration allocated to this unit of accounting of $1.6 million and $10.4 million, respectively, as collaboration revenue.

•	Four separate on-going development services for which the Company determined it is the primary obligor of all development activities (each of which is a separate unit of accounting): The Company developed the best estimate of selling price for all four of the on-going development services of $12.7 million using management’s best estimate of the cost of obtaining these services from a third-party provider, as well as internal full time equivalent costs to support the development services. The estimated costs were determined to represent management’s best estimate of the price these services could be sold for separately. The amount allocated to these units of accounting is being recognized as revenue on a proportional performance basis as services are provided. The Company expects the performance period for these units of accounting to be delivered through the fourth quarter of 2016. The Company determined it is the primary obligor of the arrangements for these activities and when considering the other factors included within ASC 605-45, Revenue Recognition – Principal Agent Considerations, determined reimbursements of amounts incurred for these services should be presented as revenue. For the period July 1, 2015 through September 30, 2015 and for the period April 27, 2015 through September 30, 2015, the Company recognized the non-contingent consideration allocated to these units of accounting of $0.8 million and $1.4 million, respectively, as collaboration revenue.

•	Four separate on-going development services for which the Company determined it is not the primary obligor of all development activities (each of which is a separate unit of accounting): The Company developed the best estimate of selling price for all four of the on-going development services of $97.3 million using management’s best estimate of the cost of obtaining these services from a third-party provider, as well as internal full time equivalent costs to support the development services. The estimated costs were determined to represent management’s best estimate of the price these services could be sold for separately. The amount allocated to these units of accounting is being recognized on a proportional performance basis as services are provided. The Company expects the performance period for these units of accounting to be delivered through the second quarter of 2017. The Company determined it is not the primary obligor of the arrangements for these activities and, when considering the other factors included within ASC 605-45, Revenue Recognition – Principal Agent Considerations, determined reimbursements of amounts incurred for these services should be presented on a net basis as a reduction of research and development expenses. For the period July 1, 2015 through September 30, 2015 and for the period April 27, 2015 through September 30, 2015, the Company recognized the non-contingent consideration allocated to these units of accounting of $6.4 million and $9.8 million, respectively, as a reduction of research and development costs related to these services. The Company is also obligated to reimburse Celgene for their respective share of costs incurred related to these on-going development services. For the period July 1, 2015 through September 30, 2015 and for the period April 27, 2015 through September 30, 2015, the Company reduced its reimbursement from Celgene by $0.1 million and $0.2 million, respectively, which is recognized in research and development costs related to these services.

•	On-going research and development: The Company developed the best estimate of selling price of the research and development services of $30.5 million using management’s best estimate of the cost of obtaining these services from a third-party provider. The amount allocated to this unit of accounting will be recognized as revenue ratably over the performance period through April 2016. For the period July 1, 2015 through September 30, 2015 and for the period April 27, 2015 through September 30, 2015, the Company recognized the non-contingent consideration allocated to this unit of accounting of $2.8 million and $4.2 million, respectively, as collaboration revenue.

•

Committee participations under the 2010 Agreement and AG-881 Agreements: The Company developed the best estimate of selling price of the committee participation services of $0.8 million using management’s best estimate of the anticipated participation hours multiplied by a market rate for comparable participants. The amount allocated to this unit of accounting will be recognized as revenue ratably over the performance period, through the fourth quarter of 2016. For the period July 1, 2015 through September 30, 2015 and for the period April 27, 2015 through September 30, 2015, the Company recognized the non-contingent consideration allocated to this unit of accounting of $44 thousand and $66 thousand, respectively, as collaboration revenue.

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

For the period January 1, 2015 through the April 27, 2015 modification date, the Company recognized a total of $36.6 million in collaboration revenue. The Company recognized $16.3 million in revenue subsequent to the modification date. The Company recognized total collaboration revenue of $5.5 million and $52.9 million in connection with the Celgene collaborations during the three and nine months ended September 30, 2015, respectively. In determining the current and noncurrent classification of deferred revenue, the Company considers the total consideration expected to be earned in the next twelve months for services to be performed under certain units of accounting and the estimated proportional performance and timing of delivery of certain deliverables to determine the deferred revenue balance that will remain twelve months from the balance sheet date. As of September 30, 2015 and December 31, 2014, the Company has recorded a collaboration receivable of $9.1 million and $6.5 million, respectively, related to reimbursable development costs.

The Company concluded that certain of the clinical development and regulatory milestones that may be received under the 2010 Agreement and the AG-881 Agreements, if the Company is involved in future product development and commercialization, are substantive. Factors considered in the evaluation of the milestones included the degree of risk associated with performance of the milestone, the level of effort and investment required, whether the milestone consideration was reasonable relative to the deliverables and whether the milestone was earned at least in part based on the Company’s performance. Revenue from substantive milestones, if they are nonrefundable, are recognized as revenue upon successful accomplishment of the milestones. Clinical and regulatory milestones are deemed non-substantive if they are based solely on the collaborator’s performance. Non-substantive milestones will be recognized when achieved to the extent the Company has no remaining performance obligations under the arrangement. Milestone payments earned upon achievement of commercial milestone events will be recognized when earned.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued compensation	$5,416	$5,689
Accrued contracted research and development costs	9,211	7,340
Accrued professional fees	1,002	549
Accrued other	356	448

Total	$15,985	$14,026

7. Share-Based Payments

2013 Stock Incentive Plan

In June 2013, the Company’s Board of Directors adopted, and in July 2013, the Company’s stockholders approved, the 2013 Stock Incentive Plan (the “2013 Plan”). The 2013 Plan became effective upon the closing of the Company’s initial public offering of common stock and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. As of September 30, 2015, the total number of shares reserved under all equity plans is 5,450,221 and the Company had 784,672 shares available for future issuance under such plans. The 2013 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ended December 31, 2014 and continuing until the expiration of the 2013 Plan, equal to the lesser of (i) 2,000,000 shares of Common Stock, (ii) 4% of the outstanding shares of Common Stock on such date or (iii) an amount determined by the Company’s Board of Directors. On January 1, 2015, the annual increase for the 2013 Plan resulted in an additional 1,484,020 shares authorized for issuance.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2015:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	3,805,420	$17.19	7.58	$360,935
Granted	1,360,606	107.11
Exercised	(469,194)	9.76
Forfeited/expired	(46,283)	43.94

Outstanding at September 30, 2015	4,650,549	$43.98	7.68	$175,735

Exercisable at September 30, 2015	1,891,959	$9.51	6.01	$115,558

Vested and expected to vest at September 30, 2015	4,321,479	$43.89	7.63	$163,459

The weighted-average grant date fair value of options granted was $65.28, $31.14, $67.31 and $24.30 during the three months ended September 30, 2015 and 2014 and nine months ended September 30, 2015 and 2014, respectively. The total intrinsic value of options exercised was $16.6 million, $10.0 million, $46.0 million and $44.8 million during the three months ended September 30, 2015 and 2014 and nine months ended September 30, 2015 and 2014, respectively.

At September 30, 2015, the total unrecognized compensation expense related to unvested stock option awards, including estimated forfeitures, was $94.5 million, which the Company expects to recognize over a weighted-average period of approximately 3.1 years. The Company also has unrecognized stock-based compensation expense of $1.1 million related to stock options with performance-based vesting criteria that are not considered probable of achievement as of September 30, 2015.

Restricted Stock Units

The Company may grant awards of restricted stock units (“RSUs”) to non-employee directors, members of the management team and employees on a discretionary basis pursuant to the 2013 Plan. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock.

The grant date fair value of RSUs granted in the nine months ended September 30, 2015 was approximately $1.8 million. The grant date fair value of RSUs granted in the three and nine months ended September 30, 2014 was approximately $0.5 million. No RSUs were granted in the three months ended September 30, 2015. The Company recorded stock-based compensation expense related to RSUs of $0.4 million and $0.7 million for the three and nine months ended September 30, 2015, respectively, and $0.1 million for the three and nine months ended September 30, 2014. These amounts are included in the total stock-based compensation expense disclosed below. As of September 30, 2015, there was approximately $1.5 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.7 years.

The following table presents unvested RSU activity for the nine months ended September 30, 2015:

	Nine Months Ended September 30, 2015	Weighted-average grant date fair value
Unvested shares beginning of period	10,000	$50.24
Granted	15,000	122.22
Vested	(10,000)	50.24

Unvested shares end of period	15,000	$122.22

Restricted Stock and Early Exercise of Stock Options

Unvested restricted stock activity for the nine months ended September 30, 2015 is summarized as follows:

Nine Months Ended September 30, 2015
Unvested shares beginning of period	8,522
Vested	(8,522)

Unvested shares end of period	—

Performance-Based Stock Option Grants

During the three and nine months ended September 30, 2015 and 2014, no options to purchase shares of common stock that contain performance-based or a combination of performance-based and service-based vesting criteria were granted by the Company. Performance-based vesting criteria for options primarily relate to milestone events specific to the Company’s corporate goals, including but not limited to certain preclinical and clinical development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. As of September 30, 2015, certain of the performance-based milestones had been achieved. The achievements of certain other milestones have been deemed probable and therefore the related expense either has been fully recognized or is being recognized over the remaining service period. The achievement of the remaining milestones was deemed to be not probable as of September 30, 2015 and, therefore, no expense has been recognized related to these awards. During the three months ended September 30, 2015 and 2014 and nine months ended September 30, 2015 and 2014, the Company recognized stock-based compensation expense of $0.1 million, $0.1 million, $0.3 million and $0.1 million, respectively, related to stock options with performance-based vesting criteria.

Stock-Based Compensation Expense

During the three and nine months ended September 30, 2015 and 2014, the Company recorded stock-based compensation expense for employee and non-employee stock options, the employee stock purchase plan, restricted stock units and restricted stock, which was allocated as follows in the condensed consolidated interim statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development expense	$4,915	$1,459	$12,095	$3,920
General and administrative expense	4,457	1,433	10,515	2,858

	$9,372	$2,892	$22,610	$6,778

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Risk-free interest rate	1.73%	1.95%	1.71%	1.83%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.06	6.00	6.04	6.02
Expected volatility	67.76%	78.89%	69.76%	84.77%

2013 Employee Stock Purchase Plan

In June 2013, the Company’s Board of Directors adopted, and in July 2013 the Company’s stockholders approved, the 2013 Employee Stock Purchase Plan (the “2013 ESPP”). The 2013 ESPP will be administered by the Company’s Board of Directors or by a committee appointed by the Company’s Board of Directors. Under the 2013 ESPP, each offering period is six months, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of the offering period. The per-share purchase price at the end of each offering period is equal to 85% of the closing price of one share of the Company’s common stock at the beginning or end of the offering period, whichever is lower, subject to Internal Revenue Service limits. The Company issued 6,486 shares and 17,150 shares during the three and nine months ended September 30, 2015, respectively, under the 2013 ESPP. The 2013 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 327,272 shares of the Company’s common stock.

The Company recorded $0.1 million and $0.3 million of stock-based compensation expense for the three and nine months ended September 30, 2015, respectively, and $0.1 million for the three and nine months ended September 30, 2014, related to the 2013 ESPP.

8. Income Taxes

In January 2014, the Company paid $6.0 million as payment in full of its U.S. federal income tax liability related to the year ended December 31, 2011, including $1.5 million of interest and penalties accrued. The Company filed a carryback claim to apply the net losses incurred during the year ended December 31, 2013 against the previous taxable income. The amount to be refunded by the Internal Revenue Service was recorded as refundable income taxes as of December 31, 2014. During the three months ended March 31, 2015, the Company received the balance of the refundable income tax. The Company received abatements from the IRS of $1.1 million related to penalties previously paid by the Company of which $0.7 million was received in June 2014 and $0.4 million was received during the three months ended September 30, 2014. The $0.7 million abatement was known as of December 31, 2013 and was recorded as a benefit in the 2013 tax provision. The Company did not receive notification of the $0.4 million abatement until August 2014. Accordingly, this abatement is reflected in the income tax benefit for the three months ended September 30, 2014.There was no (benefit) provision for income taxes during the three and nine months ended September 30, 2015.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company evaluated whether any uncertain tax positions arise from commencing operations of its wholly owned subsidiary, Agios International Sarl, and determined no uncertain tax positions existed. As of September 30, 2015 and December 31, 2014, the Company did not have any uncertain tax positions.

9. Earnings (Loss) per Share

Basic net income (loss) per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the dilutive net income (loss) per share calculation, stock options, restricted stock units, unvested restricted stock and employee stock purchase plan options are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) applicable to common stockholders	$(40,257)	$3,704	$(77,110)	$(26,840)
Weighted-average shares:
Basic	37,507,298	34,495,076	37,351,493	33,176,801
Effect of dilutive securities:
Stock options	—	2,085,068	—	—
Restricted stock units	—	—	—	—
Unvested restricted stock	—	12,523	—	—
Employee stock purchase plan options	—	16	—	—

Diluted	37,507,298	36,592,683	37,351,493	33,176,801

Net income (loss) per share:
Basic	$(1.07)	$0.11	$(2.06)	$(0.81)
Diluted	$(1.07)	$0.10	$(2.06)	$(0.81)

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	4,650,549	1,474,917	4,650,549	3,806,834
Restricted stock units	15,000	10,000	15,000	10,000
Unvested restricted stock	—	—	—	11,363
Employee stock purchase plan options	1,764	—	1,764	1,764

	4,667,313	1,484,917	4,667,313	3,829,961

10. Subsequent Events

We consider events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material subsequent events identified as of September 30, 2015 and for the three and nine months ended September 30, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Information

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated interim financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 and related notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission, or the SEC, on February 24, 2015. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this report. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a biopharmaceutical company committed to applying our scientific leadership in the field of cellular metabolism to transform the lives of patients with cancer and rare genetic metabolic disorders, or RGDs, which are a subset of orphan genetic metabolic diseases. Metabolism is a complex biological process involving the uptake and assimilation of nutrients in cells to produce energy and facilitate many of the processes required for cellular division and growth. We focus our efforts on using cellular metabolism, an unexploited area of biological research with disruptive potential, as a platform for developing potentially transformative small molecule medicines. Our most advanced cancer product candidates are AG-221 and AG-120, which target mutated isocitrate dehydrogenase 2 and 1, or IDH2 and IDH1, respectively, and AG-881, which targets both mutated IDH1 and mutated IDH2. These mutations are found in a wide range of hematological malignancies and solid tumors. The lead candidate in our RGD programs, AG-348, targets pyruvate kinase-R for the treatment of pyruvate kinase deficiency. Pyruvate kinase deficiency is a rare disorder that often results in severe hemolytic anemia due to inherited mutations in the pyruvate kinase enzyme within red blood cells.

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

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials. To date, we have financed our operations primarily through funding received from the 2010 Agreement, the AG-881 Agreements, private placements of our preferred stock, the initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene and our follow-on public offerings. Substantially all of our revenue to date has been collaboration revenue received from Celgene.

Since inception, we have incurred significant operating losses. Our net losses were $77.1 million and $26.8 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, we had an accumulated deficit of $244.1 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from year to year. We anticipate that our expenses will increase significantly as we continue to advance and expand clinical development activities for our lead programs, AG-221, AG-120, AG-881 and AG-348, as well as AG-519; continue to discover and validate novel targets and drug product candidates; expand and protect our intellectual property portfolio; hire additional commercial, development and scientific personnel; and continue to operate as a publicly traded company.

Financial Operations Overview

Revenue

Through September 30, 2015, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the near future. Primarily all of our revenue to date has been derived from our collaborations with Celgene. In the future, we will seek to generate revenue from a combination of product sales and upfront payments, cost reimbursements, milestone payments, and royalties on future product sales.

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

In October 2014, we initiated four expansion cohorts in our ongoing phase 1 study of AG-221 in patients with IDH2 mutant-positive hematologic malignancies to assess the safety and tolerability of AG-221 at 100 mg once daily oral dose in approximately 100 patients with IDH2 mutant-positive hematologic malignancies, including AML. The expansion cohorts are evaluating relapsed or refractory AML patients 60 years of age and older, relapsed or refractory AML patients under age 60, untreated AML patients who decline standard of care chemotherapy and patients with other IDH2 mutant-positive advanced hematologic malignancies. Also in October 2014, we announced the initiation of a phase 1/2 multicenter study of AG-221 in patients with advanced solid tumors, including gliomas, as well as angioimmunoblastic T-cell lymphoma, or AITL, in each case that carry an IDH2 mutation. This phase 1/2 multicenter, open-label, dose-escalation clinical trial of AG-221, which we are conducting in collaboration with Celgene, is designed to assess the safety, clinical activity, and tolerability of AG-221 among patients who have an IDH2 mutant-positive advanced solid tumor or AITL. The phase 1/2 trial includes a dose expansion phase where three cohorts of patients with glioma, AITL and other solid tumors that are IDH2 mutant-positive are receiving AG-221 to further evaluate safety, tolerability and clinical activity in advanced solid tumors or AITL.

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

On June 12, 2015, we reported clinical data from the ongoing phase 1 study of AG-221, which included 177 patients (104 in dose escalation and 73 from the first four expansion cohorts) with IDH2 mutant-positive AML. The new data were presented at the 20th Congress of the European Hematology Association (EHA) in Vienna, Austria and showed investigator-assessed objective responses in 63 out of 158 evaluable patients. Of the 63 patients who achieved an objective response, there were 26 complete remissions (CRs), three complete remissions with incomplete platelet recovery (CRps), 14 marrow complete remissions (mCRs), two complete remissions with incomplete hematologic recovery (CRi) and 18 partial responses (PRs). A complete remission is determined by using well-established criteria, which requires no evidence of leukemia in the bone marrow and blood accompanied by full restoration of all blood counts to normal ranges. A complete remission with incomplete platelet recovery means all the criteria for CR are met except that platelet counts are outside of the normal range. Platelets are one of the three major types of blood cells. A partial response means all the criteria for CR are met except that the immature defective blood cells, or leukemia, in the bone marrow are in the 5% to 25% range and have been decreased by at least 50% over pretreatment. Of the 111 patients with relapsed or refractory AML, 46 achieved an objective response, including 20 CRs, one CRp, 16 PRs, eight mCRs and one CRi. Of the 22 patients with AML that had not been treated, seven achieved an objective response, including three CRs, two PRs, one mCR and one CRi. Of the 14 patients with myelodysplastic syndrome, seven achieved an objective response, including two CRs, one CRp and four mCRs. Evidence of durability was observed as long as 15 months in duration. An estimated 88 percent of responses lasted three months or longer, and 76 percent of responses lasted six months or longer. AG-221 was well tolerated, with the majority of adverse events reported as mild to moderate. The majority of serious adverse events reported were disease related, with serious adverse events possibly related to AG-221 reported in 27 patients. As of July 2015 the dose escalation has been completed. AG-221 continued to show favorable drug exposure and pharmacokinetics at all doses tested with substantial reductions in plasma levels of 2HG, which is produced by the mutated IDH2 and IDH1 proteins, to the level observed in healthy volunteers. On October 16, 2015, we announced our plan to present additional clinical data from the ongoing phase 1 dose-escalation and expansion study of AG-221 in advanced hematologic malignancies at the 2015 American Society of Hematology (ASH) Annual Meeting, an abstract of which was published on November 5, 2015. As reported in the ASH abstract, as of July 1, 2015, 198 patients had received AG-221. Of the 181 efficacy evaluable patients, objective responses were seen in 74 patients, including 52 patients with relapsed or refractory AML. Median response durations overall and in relapsed or refractory AML patients were 6.9 months and 6.0 months, respectively. Of the 74 patients who achieved an objective response, there were 30 CRs, three CRps, 15 mCRs, one CRi and 25 PRs. Of the 128 efficacy evaluable patients with relapsed or refractory AML, 52 achieved an objective response, including 23 CRs, one CRp, 19 PRs, eight mCRs and one CRi.

In October 2015, Celgene, in collaboration with us, initiated IDHENTIFY, an international phase 3, multi-center, open-label, randomized clinical trial designed to compare the efficacy and safety of AG-221 versus conventional care regimens in patients 60 years or older with IDH2 mutant-positive AML that is refractory to or relapsed after second- or third-line therapy. In addition, Celgene, in collaboration with us, intends to initiate combination trials to evaluate AG-221 as a potential frontline treatment for patients with AML that harbor an IDH2 mutation. The trials will consist of: (i) in newly diagnosed AML patients eligible for intensive chemotherapy, a phase 1b combination study of either AG-221 or AG-120 with standard induction (7+3, Ara-C and idarubicin/daunorubicin) and consolidation (Ara-C, or mitoxantrone with etoposide) chemotherapy, planned for initiation by the end of 2015; and (ii) for newly diagnosed AML patients not eligible for intensive chemotherapy, a phase 1/2 combination study of either AG-221 or AG-120 with VIDAZA® (azacitidine), planned for initiation in the first quarter of 2016, with a phase 1 component to determine the safety of the combinations, followed by a phase 2 randomized component evaluating the safety and clinical activity of each investigational combination versus single-agent VIDAZA® using a primary endpoint of overall response rate.

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

On May 7, 2015, we announced that three expansion cohorts have been added to the ongoing phase 1 study of AG-120 in patients with advanced hematologic malignancies. These three expansion cohorts will evaluate AG-120 in 175 patients with IDH1 mutant-positive advanced hematologic malignancies. The first cohort will evaluate a more homogenous population of 125 AML patients who are in second or later relapse, are refractory to second-line induction or reinduction treatment, or have relapsed after allogeneic transplantation. The second cohort will evaluate 25 untreated AML patients, and the third cohort will evaluate 25 patients with IDH1 mutant-positive advanced hematologic malignancies not eligible for cohorts one or two. AG-120 will be administered at a 500 mg once daily oral dose, in 28-day cycles. The study’s primary objectives are to confirm the safety and clinical activity of AG-120.

On June 12, 2015, we reported clinical data from the phase 1 study of AG-120 in patients with advanced hematologic malignancies, which included 57 patients with IDH1 mutant-positive AML. The data were presented at the 20th Congress of the EHA in Vienna, Austria and showed investigator-assessed objective responses in 16 out of 52 evaluable patients. Of the 16 patients who achieved an objective response, there were eight CRs, one CRp, three mCRs, and four PRs. Evidence of durability was observed as long as 11 months in duration. An estimated 79 percent of responses lasted three months or longer, and 50 percent of responses lasted six months or longer. AG-120 was well tolerated, with the majority of adverse events reported as mild to moderate. Thirty-five serious adverse events were reported, the majority being disease related, with four cases of leukocytosis potentially related to AG-120. As of July 2015 the dose escalation has been completed. AG-120 showed favorable drug exposure and pharmacokinetics at all doses tested and also substantially reduced plasma levels of 2HG to the level observed in healthy volunteers. The mechanism of response is consistent with differentiation, as evidenced by the maturation of the leukemic cells into infection fighting white blood cells, or neutrophils. On October 16, 2015, we announced our plan to present the first data from the ongoing phase 1 trial of AG-120 in advanced IDH1 mutant-positive solid tumors at the AACR- EORTC-NCI International Conference on Molecular Targets and Cancer Therapeutics, as well as our plan to present additional clinical data from the ongoing phase 1 dose-escalation and expansion study of AG-120 in advanced hematologic malignancies at the 2015 ASH Annual Meeting and for which an abstract was published on November 5, 2015. As reported in the ASH abstract, as of July 1, 2015, 66 patients received AG-120 in the dose escalation phase. Of the 61 response evaluable patients, objective responses have been observed in 22 patients; 11 CRs, 1 CRp, 4 PRs and 6 mCRs. Responses are durable, with a median duration of response among responders of 5.6 months, including responses in excess of 11 months.

Together with Celgene, we intend to initiate a global registration-enabling phase 3 study in AML patients that harbor an IDH1 mutation in the first half of 2016. In addition, as described above, we plan to begin combination trials to evaluate AG-120 as a potential frontline treatment of AML patients that harbor an IDH1 mutation in the second half of 2015.

Celgene exercised its exclusive option to license development and commercialization rights to AG-120 outside the United States during the three months ended March 31, 2015. We had previously elected to exercise our option to retain development and commercialization rights to AG-120 in the United States in January 2014. Upon Celgene’s exercise of its exclusive option under the terms of our 2010 Agreement, Celgene leads development and commercialization outside the United States, and we lead development and commercialization in the United States. Celgene is responsible for future development and commercialization costs specific to countries outside the United States, we are responsible for future development and commercialization costs specific to the United States, and we and Celgene will equally fund the future global development costs of AG-120 that are not specific to any particular region or country. Celgene is eligible to receive tiered royalties on any net sales in the U.S. We are eligible to receive tiered royalties on any net sales outside the U.S. and up to $120.0 million in payments on achievement of certain milestones. We are also eligible to receive an additional one-time payment of $25.0 million upon the dosing of the last patient in a company-sponsored phase 2 clinical trial for AG-120.

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

AG-519: A Second Novel PKR Activator

AG-519 is an orally available small molecule and our second product candidate that is a potent activator of the PKR enzyme. In October 2015, we announced the development plan for AG-519, which includes a placebo-controlled phase 1 study in healthy volunteers, which is planned for the first quarter of 2016. This study will be an integrated single ascending dose and multiple ascending dose trial. We have worldwide development and commercial rights to AG-519 and expect to fund the future development and commercialization costs related to this program.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
IDH2 (AG-221)	$1,972	$5,632	$7,559	$15,039
IDH1 (AG-120)	13,107	5,690	35,968	14,222
Pan IDH (AG-881)	2,761	3,060	10,075	5,863
PK deficiency (AG-348)	4,536	3,801	14,214	10,789
PKR activator (AG-519)	1,812	—	4,498	—
Other research and platform programs	11,840	7,343	32,580	19,596

Total research and development expenses	$36,028	$25,526	$104,894	$65,509

Research and development expenses for AG-221 for the three and nine months ended September 30, 2015 are net of $1.3 million and $6.8 million, respectively, in reimbursement of certain third-party costs from the 2010 Agreement, which are classified as a reduction of research and development expense. No reimbursements were recognized in our research and development costs during the three and nine months ended September 30, 2014.

Research and development expenses for AG-120 for the three and nine months ended September 30, 2015 are net of $5.3 million and $7.9 million, respectively, in reimbursement of certain costs for AG-120 from the 2010 Agreement, which are classified as a reduction of research and development expense. No reimbursements were recognized in our research and development costs for AG-120 during the three and nine months ended September 30, 2014.

Research and development expenses for AG-881 for the three and nine months ended September 30, 2015 are net of $1.2 million and $2.0 million, respectively, in reimbursement of certain costs for AG-881 from the 2010 Agreement, which are classified as a reduction of research and development expense. No reimbursements were recognized in our research and development costs for AG-881 during the three and nine months ended September 30, 2014.

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from AG-221, AG-120, AG-348, AG-881, AG-519, or any of our other product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

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

Results of Operations

Comparison of Three Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended September 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,
(in thousands)	2015	2014	Dollar Change	% Change
Total revenue	$5,480	$33,900	$(28,420)	(84)%
Operating expenses:
Research and development (net of $7,817 of cost reimbursement from related party for the three months ended September 30, 2015)	36,028	25,526	10,502	41
General and administrative	9,927	5,166	4,761	92

Loss from operations	(40,475)	3,208	(43,683)	(1,362)
Interest income	218	48	170	354
Benefit for income taxes	—	(448)	448	(100)

Net loss	$(40,257)	$3,704	$(43,961)	(1,187)%

Revenue. Revenue decreased by $28.4 million to $5.5 million for the three months ended September 30, 2015 from $33.9 million for the three months ended September 30, 2014, a decrease of 84%. In July 2014, we amended our 2010 Agreement with Celgene which resulted in the application of new accounting guidance to the agreement. As a result of the amendment, we were required to evaluate the agreement under the current revenue recognition accounting guidance resulting in additional revenues being recognized. Prior to the amendment, arrangement consideration was recognized ratably over the estimated period of performance. Under this guidance, the best estimate of selling price of all undelivered units of accounting was estimated and was determined to be less than the combination of future contractual consideration to be received and the remaining deferred revenue balance at the amendment date. As a result, we immediately recognized revenue on the amendment date related to the excess of total consideration over the best estimate of selling price of undelivered elements, which fundamentally relates to previously delivered elements under the agreement and includes the exclusive global license for development and commercialization of AG-221 and the reimbursement of on-going development costs related to AG-221 through the amendment date. For the three months ended September 30, 2014, we recognized a total of $25.9 million in revenue under the previous accounting guidance and upon the modification. We recognized $8.0 million in revenue related to the units of accounting subsequent to the modification date. For the three months ended September 30, 2015, we recognized $5.5 million in revenue.

Research and Development Expense. Research and development expense increased by $10.5 million to $36.0 million for the three months ended September 30, 2015 from $25.5 million for the three months ended September 30, 2014, an increase of 41%. The increase in research and development expenses was primarily attributable to an additional $8.1 million in external services and an increase of $10.1 million in internal expenses; both are offset by $7.8 million in reimbursement of certain costs related to AG-221, AG-120 and AG-881, our lead product candidates targeting IDH2 and IDH1. During the three months ended September 30, 2015, we recognized certain cost reimbursements related to our on-going development activities under our IDH programs as a reduction of research and development expenses. No cost reimbursements were recorded as a reduction of research and development expenditures during the three months ended September 30, 2014.

The increase in external services for the three months ended September 30, 2015 was attributable to the following:

•	decreases of approximately $2.9 million, $0.2 million and $0.6 million for external phase 1 clinical studies and manufacturing activities for our lead product candidates AG-221, AG-881 and AG-348, respectively, and an increase of approximately $9.1 million for external phase 1 clinical studies and manufacturing activities for our lead product candidate AG-120;

•	increase of approximately $0.6 million for preclinical studies for our product candidate AG-519; and

•	approximately $2.1 million increase for costs related to other early research and platform programs.

We incurred approximately $10.1 million of additional internal research and development expenses for the three months ended September 30, 2015, related to the following:

•	an increase of $7.0 million in personnel costs related to an increase in our internal headcount of 78%, which includes an increase of $3.4 million in stock-based compensation expense; and

•	approximately $3.1 million increase for facilities and other related expenses.

General and Administrative Expense. General and administrative expenses increased by $4.8 million to $9.9 million for the three months ended September 30, 2015 from $5.2 million for the three months ended September 30, 2014, an increase of 92%. The increase in general and administrative expenses was primarily attributable to the following:

•	an increase of $4.4 million in personnel costs related to an increase in our internal headcount of 71%, which includes an increase of $3.0 million for stock-based compensation expense;

•	an increase of $0.7 million in certain operating expenses, including consulting and facility costs; and

•	offset by a decrease of $0.3 million in professional service costs and insurance costs.

Interest Income. Interest income increased by $170,000 to $218,000 for the three months ended September 30, 2015 from $48,000 for the three months ended September 30, 2014. The increase is attributable to interest earned on the net proceeds from our follow-on offering in December 2014 and payments received from Celgene related to our collaboration agreements.

Provision for Income Tax. We did not have a provision for income taxes during the three months ended September 30, 2015 due to our net loss. The benefit for income taxes of $0.5 million for the three months ended September 30, 2014 was attributable to an abatement received in August 2014 from the Internal Revenue Service of $0.5 million related to penalties previously paid.

Comparison of Nine Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the nine months ended September 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,
(in thousands)	2015	2014	Dollar Change	% Change
Total revenue	$52,901	$50,722	$2,179	4%
Operating expenses:
Research and development (net of $16,729 of cost reimbursement from related party for the nine months ended September 30, 2015)	104,894	65,509	39,385	60
General and administrative	25,809	12,619	13,190	105

Loss from operations	(77,802)	(27,406)	(50,396)	184
Interest income	692	118	574	486
Benefit for income taxes	—	(448)	448	(100)

Net loss	$(77,110)	$(26,840)	$(50,270)	187%

Revenue. Revenue increased by $2.2 million to $52.9 million for the nine months ended September 30, 2015 from $50.7 million for the nine months ended September 30, 2014, an increase of 4%. In July 2014, we amended our 2010 Agreement with Celgene which resulted in the application of new accounting guidance to the agreement. As a result of the amendment, we were required to evaluate the agreement under the current revenue recognition accounting guidance resulting in additional revenues being recognized. Prior to the amendment, arrangement consideration was recognized ratably over the estimated period of performance. Under this guidance, the best estimate of selling price of all undelivered units of accounting was estimated and was determined to be less than the combination of future contractual consideration to be received and the remaining deferred revenue balance at the amendment date. As a result, we immediately recognized revenue on the amendment date related to the excess of total consideration over the best estimate of selling price of undelivered elements, which fundamentally relates to previously delivered elements under the agreement and includes the exclusive global license for development and commercialization of AG-221 and the reimbursement of on-going development costs related to AG-221 through the amendment date. For the period January 1, 2014 through the amendment date, we recognized a total of $42.7 million in revenue under the previous accounting guidance and upon the modification. We recognized $8.0 million in revenue related to the units of accounting subsequent to the modification date. For the nine months ended September 30, 2015, we recognized $52.9 million in revenue under the new accounting guidance, which includes revenues recognized of $26.2 million upon delivery of the ex-U.S. license for AG-120 and U.S. and ex-U.S. licenses for AG-881.

Research and Development Expense. Research and development expense increased by $39.4 million to $104.9 million for the nine months ended September 30, 2015 from $65.5 million for the nine months ended September 30, 2014, an increase of 60%. The increase in research and development expenses was primarily attributable to an additional $30.2 million in external services and an increase of $25.7 million in internal expenses; both are offset by $16.7 million in reimbursement of certain costs related to AG-221, AG-120 and AG-881, our lead product candidates targeting IDH2 and IDH1. During the nine months ended September 30, 2015, we recognized certain cost reimbursements related to our on-going development activities under our IDH programs as a reduction of research and development expenses. No cost reimbursements were recorded as a reduction of research and development expenditures during the nine months ended September 30, 2014.

The increase in external services for the nine months ended September 30, 2015 was attributable to the following:

•	a decrease of approximately $2.6 million for external phase 1 clinical studies and manufacturing activities for our lead product candidate AG-221 and increases of approximately $22.7 million, $2.8 million and $0.2 million for external phase 1 clinical studies and manufacturing activities for our lead product candidates AG-120, AG-881 and AG-348, respectively;

•	increase of approximately $2.7 million for preclinical studies for our product candidate AG-519; and

•	approximately $4.4 million increase for costs related to other early research and platform programs.

We incurred approximately $25.7 million of additional internal research and development expenses for the nine months ended September 30, 2015, related to the following:

•	an increase of $17.0 million in personnel costs related to an increase in our internal headcount of 78%, which includes an increase of $8.0 million in stock-based compensation expense; and

•	approximately $8.7 million increase for facilities and other related expenses.

General and Administrative Expense. General and administrative expenses increased by $13.2 million to $25.8 million for the nine months ended September 30, 2015 from $12.6 million for the nine months ended September 30, 2014, an increase of 105%. The increase in general and administrative expenses was primarily attributable to the following:

•	an increase of $11.0 million in personnel costs related to an increase in our internal headcount of 71% which includes an increase of $7.6 million for stock-based compensation expense;

•	an increase of $0.2 million in professional service costs and insurance costs; and

•	an increase of $2.0 million in certain operating expenses, including consulting and facility costs.

Interest Income. Interest income increased by $574,000 to $692,000 for the nine months ended September 30, 2015 from $118,000 for the nine months ended September 30, 2014. The increase is attributable to interest earned on the net proceeds from our follow-on offering in December 2014 and payments received from Celgene related to our collaboration agreements.

Provision for Income Tax. We did not have a provision for income taxes during the nine months ended September 30, 2015 due to our net loss. The benefit for income taxes of $0.5 million for the nine months ended September 30, 2014 was attributable to an abatement received in August 2014 from the Internal Revenue Service of $0.5 million related to penalties previously paid.

Liquidity and Capital Resources

Sources of Liquidity

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn a significant amount of milestone payments under our collaboration agreements with Celgene and we are entitled to cost reimbursement under the 2010 Agreement and our AG-881 Agreements. Our ability to earn the milestone payments and cost reimbursements and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory, and commercial activities and are uncertain at this time. Our right to payments under our collaboration agreements is our only committed potential external source of funds.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended, September 30,
(in thousands)	2015	2014
Net cash used in operating activities	$(46,420)	$(51,578)
Net cash provided by (used in) investing activities	107,351	(46,034)
Net cash provided by financing activities	5,086	96,101

Net increase (decrease) in cash and cash equivalents	$66,017	$(1,511)

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from funding our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $46.4 million during the nine months ended September 30, 2015 compared to $51.6 million during the nine months ended September 30, 2014. The cash used in operating activities was primarily attributable to increased operating expenses which relates to increases in clinical study costs due to advancements in our lead product candidates, expanded facilities and increased staffing needs due to our expanding operations offset by amounts reimbursed by Celgene. During the nine months ended September 30, 2015, we received $54.8 million related to our collaboration agreements compared to $20.0 million received during the nine months ended September 30, 2014. In addition, in January 2014, we paid $6.0 million as payment in full of our U.S. federal income tax liability related to the year ended December 31, 2011, including $1.5 million of interest and penalties accrued. We filed a carryback claim to apply the net losses incurred during the year ended December 31, 2013 against the previous taxable income and received $3.8 million of refundable income taxes during the nine months ended September 30, 2015.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $107.4 million during the nine months ended September 30, 2015 compared to cash used in investing activities of $46.0 million during the nine months ended September 30, 2014. The cash provided by investing activities for the nine months ended September 30, 2015 was primarily the result of higher proceeds from maturities and sales of marketable securities in comparison to purchases of marketable securities offset by $18.0 million in purchases of property and equipment. The cash used in investing activities for the nine months ended September 30, 2014 was primarily the result of higher purchases of marketable securities than proceeds from maturities and sales of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $5.1 million during the nine months ended September 30, 2015 compared to $96.1 million during the nine months ended September 30, 2014. The cash provided by financing activities for the nine months ended September 30, 2015 was the result of proceeds received from stock option exercises and proceeds received from our employee stock purchase plan. The cash provided by financing activities for the nine months ended September 30, 2014 was primarily the result of the proceeds from the follow-on public offering, net of underwriting discounts, commissions and offering costs.

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

We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2015, together with anticipated interest income, and anticipated expense reimbursements under our collaboration agreements with Celgene will enable us to fund our operating expenses and capital expenditure requirements until at least late 2017. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

During the nine months ended September 30, 2015, we entered into agreements in the normal course of business with contract research organizations for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are cancelable at any time by us, generally upon 30 days’ prior written notice to the vendor. Under these agreements, as of September 30, 2015 we are obligated to pay up to $60.7 million to these vendors.

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

We are exposed to market risk related to changes in interest rates. As of September 30, 2015 and December 31, 2014, we had cash, cash equivalents and marketable securities of $408.0 million and $467.4 million, respectively, consisting primarily of investments in U.S. Treasuries and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 10% change in interest rates would have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs that are located in Asia and Europe that are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2015 and December 31, 2014, we had minimal or no liabilities denominated in foreign currencies.

Item 4.	Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2015, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $53.5 million, $39.4 million and $20.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, and $77.1 million for the nine months ended September 30, 2015. As of September 30, 2015, we had an accumulated deficit of $244.1 million. We have financed our operations primarily through private placements of our preferred stock, our initial public offering and the concurrent private placement, our follow-on public offerings and our collaboration agreements with Celgene focused on cancer metabolism. We have devoted substantially all of our efforts to research and development. We are in clinical development stages of our product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. Although we may from time to time report profitable results, such as during the three months ended September 30, 2014, which was the result of the recognition of previously deferred collaboration revenue upon the amendment of the 2010 Agreement, we generally expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

To become and remain profitable, we must develop and eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those medicines for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. We are currently in clinical testing stages for our lead product candidates. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

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

We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2015, together with anticipated interest income, and the anticipated expense reimbursements under our collaboration agreements with Celgene will fund our operating and capital expenditure requirements until late 2017. Our future capital requirements will depend on many factors, including:

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

We have invested a significant portion of our efforts and financial resources in the identification of our lead product candidates, AG-221, AG-120 and AG-881 for the treatment of hematological and solid tumors and AG-348 for the treatment of PK deficiency. We or our collaborator have initiated clinical trials for our lead product candidates. We have not commenced clinical trials for any of our other product candidates. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of these product candidates by our collaborators and us. The success of our product candidates will depend on many factors, including the following:

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

Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drug candidates, we believe that our success may depend, in part, on our ability to develop companion diagnostics, which are assays or tests to identify an appropriate patient population for these drug candidates. There has been limited success to date industry-wide in developing these types of companion diagnostics. To be successful, we need to address a number of scientific, technical and logistical challenges. We have little experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with any of our therapeutic product candidates that receive marketing approval. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing diagnostics, we rely and expect to continue to rely in part or in whole on third parties for their design and manufacture. We also depend on Celgene for the development of diagnostics for some of our cancer therapeutic product candidates. If any parties, including without limitation Celgene or us, or any third parties engaged by Celgene or us are unable to successfully develop companion diagnostics for our therapeutic product candidates, or experience delays in doing so:

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

We are also pursuing product candidates to treat patients with RGDs. There are a variety of treatment options available, including a number of marketed enzyme replacement therapies, for treating patients with RGDs. In addition to currently marketed therapies, there are also a number of products that are either enzyme replacement therapies or gene therapies in various stages of clinical development to treat RGDs. These products in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain marketing approval.

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

We rely and expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. In addition we currently rely and expect to continue to rely on third parties to conduct some aspects of our research and preclinical testing. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third-parties or to do so on commercially reasonable terms. Switching or adding additional third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays may occur in our product development activities. Although we seek to carefully manage our relationships with our CROs, we could encounter similar challenges or delays in the future and these challenges or delays could have a material adverse impact on our business, financial condition and prospects.

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

We also rely and expect to continue to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our medicines, producing additional losses and depriving us of potential product revenue.

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

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing and for commercial supply of any of these product candidates for which we or our collaborators obtain marketing approval. To date, we have obtained materials for AG-221, AG-120, AG-348, AG-881, and AG-519 for our ongoing preclinical and clinical testing from third party manufacturers. We do not have any long-term supply agreements with the third-party manufacturers, and we purchase our required drug supply on a purchase order basis.

We may be unable to establish any long-term supply agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

AGIOS PHARMACEUTICALS, INC.

Date: November 6, 2015	By:	/s/ David P. Schenkein
David P. Schenkein Chief Executive Officer (principal executive officer)

Date: November 6, 2015	By:	/s/ Glenn Goddard
Glenn Goddard Senior Vice President, Finance (principal financial and accounting officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation	8-K	001-36014	July 29, 2013	3.1

3.2	Amended and Restated By-Laws	8-K	001-36014	July 29, 2013	3.2

10.1	Second Amendment to Lease for 88 Sidney Street, dated July 20, 2015, by and between Agios Pharmaceuticals, Inc. and Forest City 88 Sidney Street, LLC	8-K	001-36014	July 23, 2015	10.1

31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X