Form 10-K
period 2015-12-31
AGIOS PHARMACEUTICALS INC
filed 2016-02-26
CIK 1439222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:

001-36014

AGIOS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0662915
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
88 Sidney Street, Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(617) 649-8600

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, Par Value $0.001 per share	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2015 (based on the last reported sale price on the NASDAQ Global Select Market as of such date) was $3,085,361,874.

As of February 23, 2016, there were 37,850,561 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

PART I

References to Agios

Throughout this Annual Report on Form 10-K, the “Company,” “Agios,” “we,” “us,” and “our,” and similar expressions, except where the context requires otherwise, refer to Agios Pharmaceuticals, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of Agios Pharmaceuticals, Inc.

Forward-looking Information

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements regarding:

•	the initiation, timing, progress and results of current and future preclinical studies and clinical trials, and our research and development programs;

•	the potential of IDH1/IDH2 and pyruvate kinase-R mutations as therapeutic targets;

•	the potential benefits of our product candidates targeting IDH1/IDH2 or pyruvate kinase-R mutations, including AG-120, AG-221, AG-881, AG-348 and AG-519;

•	our plans to develop and commercialize our product candidates;

•	our collaborations with Celgene Corporation, or Celgene;

•	our ability to establish and maintain additional collaborations or obtain additional funding;

•	the timing or likelihood of regulatory filings and approvals;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our competitive position;

•	our intellectual property position;

•	developments and projections relating to our competitors and our industry; and

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

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

Item 1. Business

We are a biopharmaceutical company committed to applying our scientific leadership in the field of cellular metabolism to transform the lives of patients with cancer and rare genetic metabolic disorders, or RGDs, which are a subset of orphan genetic metabolic diseases. Metabolism is a complex biological process involving the uptake and assimilation of nutrients in cells to produce energy and facilitate many of the processes required for cellular division and growth. We focus our efforts on using cellular metabolism, an unexploited area of biological research with disruptive potential, as a platform for developing potentially transformative small molecule medicines. Our most advanced cancer product candidates are AG-221 and AG-120, which target mutated isocitrate dehydrogenase 2 and 1, or IDH2 and IDH1, respectively, and AG-881, which targets both mutated IDH1 and mutated IDH2. These mutations are found in a wide range of hematological malignancies and solid tumors. The lead product candidate in our RGD programs, AG-348, targets pyruvate kinase-R for the treatment of pyruvate kinase deficiency. Pyruvate kinase deficiency is a rare disorder that often results in severe hemolytic anemia due to inherited mutations in the pyruvate kinase enzyme within red blood cells.

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

Our Strategy

We aim to build a multi-product company, based on our expertise in cellular metabolism, that discovers, develops and commercializes first- and best-in-class medicines to treat cancer and RGDs. Key elements of our strategy include:

•	Aggressively pursuing the development of novel medicines to transform the lives of patients with cancer and RGDs.

•	Maintaining our competitive advantage and focus in the field of cellular metabolism.

•	Continuing to build a product engine for cancer and RGDs to generate novel and important medicines.

•	Building a preeminent independent biopharmaceutical company by engaging in discovery, development and commercialization of our medicines.

•	Maintaining a commitment to precision medicine in drug development.

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

The metabolic rewiring of cancer cells can also be linked to specific genetic alterations in oncogenes (which are genes that transform normal cells into tumor cells) and tumor suppressor genes (which are genes that are anti-oncogenic) responsible for cell signaling. These mutations in signaling pathways can drive excessive uptake of nutrients and altered metabolic pathways, thereby causing cancer formation. This cross talk between cell signaling and metabolism offers multiple opportunities to treat cancer by combining our therapies directed against metabolic enzymes with existing or emerging standards of care.

Rare genetic metabolic disorders

Rare genetic metabolic disorders, a subset of orphan genetic metabolic diseases, are a broad group of more than 600 orphan genetic diseases caused by mutations of single metabolic genes. In these disorders, the defect of a single metabolic enzyme disrupts the normal functioning of a metabolic pathway, leading to either aberrant accumulation of “upstream” metabolites which may be toxic or interfere with normal function or reduced ability to synthesize essential “downstream” metabolites or other critical cellular components. RGDs are also referred to as congenital metabolic diseases or rare genetic disorders of metabolism.

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

We will only progress our drug candidates forward into phase 1 clinical trials if we have the ability to select patients who are most likely to respond to a given therapy based on biomarkers, for example, genetic or metabolic markers. While many factors are considered critical to maximize the probability of technical success in the drug development process, perhaps none is more important than identifying highly specific and selective molecules aimed at the best possible targets for therapy coupled with the patients most likely to respond to that therapy. Our goal is to develop increasing confidence in the target and the patient population prior to entering human clinical trials and then initiate those first human trials in a patient population that has been selected based on target dependence using a biomarker. This approach, known as personalized or precision medicine, is used in the industry to lead to the potential for clear proof of concept in early human trials, along with the potential for accelerated approval.

Our Development Programs

We believe that leveraging our core capabilities in cellular metabolism combined with a precision medicine approach has significantly enhanced our ability to build a research and development engine that is focused in the therapeutic areas of cancer and RGDs. This engine has permitted us to discover proprietary first-in-class orally available small molecules as potential lead product candidates for each of several novel programs in development. All of our lead programs focus on diagnostically identified patient populations with the potential for early clinical proof of concept and accelerated approval paths.

The following table summarizes key information about our most advanced product candidates as of February 1, 2016, each of which is described and discussed in further detail below:

Product Candidate	Biomarker(s)	Initial Indications	Stage of Development	Commercial Rights

Cancer metabolism:
AG-221 (IDH2 mutant inhibitor)	Genotyping of IDH2 mutation; 2HG	IDH2 mutant positive hematologic malignancies	Phase 1/2 clinical trial on-going; phase 1b combination clinical trial on-going; phase 3 IDHENTIFY clinical trial on-going	Agios: milestones and royalties

		IDH2 mutant positive solid tumors including AITL	Phase 1/2 clinical trial on-going	Celgene: worldwide

AG-120 (IDH1 mutant inhibitor)	Genotyping of IDH1 mutation; 2HG	IDH1 mutant positive hematologic malignancies	Phase 1 clinical trial on-going; phase 1b combination clinical trial on-going	Agios: Milestones, cross-royalties, and U.S. rights

		IDH1 mutant positive solid tumors	Phase 1 clinical trial on-going	Celgene: ex-U.S. rights, cross-royalties

AG-881 (pan-IDH mutant inhibitor)	Genotyping of pan-IDH mutation; 2HG	Pan-IDH mutant positive hematologic malignancies	Phase 1 clinical trial on-going	Agios: Milestones Agios and Celgene:

		Pan-IDH mutant positive solid tumors	Phase 1 clinical trial on-going	Joint worldwide collaboration
Rare genetic metabolic disorders:
AG-348 (Pyruvate kinase- R activator)	Genetic testing for mutation in the pyruvate kinase-R gene	Patients with pyruvate kinase deficiency	Phase 2 DRIVE PK clinical trial on-going	Agios: worldwide

AG-519 (Pyruvate kinase-R activator)	Genetic testing for mutation in the pyruvate kinase-R gene	Patients with pyruvate kinase deficiency	Phase 1 clinical trial in healthy volunteers on-going	Agios: worldwide

Targeting Mutated Isocitrate Dehydrogenase (IDH) for the Treatment of Cancer

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

Based on literature analysis; estimates will continue to evolve with additional future data.

*	Includes “basket” of emerging unconfirmed indications

AG-221: lead IDH2 program

AG-221 is an orally available, selective, potent inhibitor of the mutated IDH2 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH2 mutations, including those with acute myeloid leukemia, or AML, who have a historically poor prognosis. In June 2014, the U.S. Food and Drug Administration (FDA) granted us orphan drug designation for AG-221 for treatment of patients with AML. In August 2014, we announced that the FDA granted fast track designation to AG-221 for treatment of patients with AML that harbor an IDH2 mutation. We have been evaluating AG-221 in several clinical trials evaluating both hematological and solid tumor cancers with IDH2 mutations. To date, all clinical data reported by us in hematological cancers highlights that the mechanism of response is consistent with preclinical studies, including substantial reduction of plasma 2HG levels, as well as evidence of cellular differentiation and normalization of cell counts in the bone marrow and blood. This differentiation effect is distinct from that seen with traditional chemotherapeutics commonly used to treat AML.

In September 2013, we initiated our first phase 1 multicenter, open-label, dose-escalation clinical trial to assess the safety, clinical activity, and tolerability of AG-221 in patients with advanced hematologic malignancies with an IDH2 mutation. In June 2014, Celgene exercised its option to an exclusive global license for development and commercialization of AG-221 under a collaboration agreement between us and Celgene, which focuses on cancer metabolism, or the 2010 Agreement. Under the 2010 Agreement, Celgene is responsible for all development costs for AG-221. We are eligible to receive up to $120.0 million in milestone payments and a tiered royalty on any net sales of products containing AG-221. In January 2016, in conjunction with the initiation of AG-221 phase 3 trials we received a milestone payment of $25.0 million. We also have the right to conduct a portion of any commercialization activities for AG-221 in the United States. In addition to contributing our scientific and translational expertise, we will continue to conduct some clinical development and regulatory activities within the AG-221 development program in collaboration with Celgene.

In October 2014, we initiated four expansion cohorts in our ongoing phase 1 clinical trial of AG-221 in patients with IDH2 mutant-positive hematologic malignancies to assess the safety and tolerability of AG-221 at 100 mg once daily oral dose in approximately 100 patients with IDH2 mutant-positive hematologic malignancies, including AML. In the expansion cohorts, we evaluated relapsed or refractory AML patients 60 years of age and older, relapsed or refractory AML patients under age 60, untreated AML patients who decline standard of care chemotherapy and patients with other IDH2 mutant-positive advanced hematologic malignancies.

In May 2015, we announced that our ongoing phase 1 clinical trial of AG-221 had been expanded to add an additional more homogenous cohort of 125 patients with IDH2 mutant-positive AML who are in second or later relapse, are refractory to second-line induction or reinduction treatment, or have relapsed after allogeneic transplantation. Consistent with the previous expansion cohorts, AG-221 is administered at a dose of 100 mg once daily. The primary objectives of the trial are to confirm the safety and clinical activity of AG-221 in a select, highly resistant AML population.

In October 2015, Celgene, in collaboration with us, initiated IDHENTIFY, an international phase 3, multi-center, open-label, randomized clinical trial designed to compare the efficacy and safety of AG-221 versus conventional care regimens in patients 60 years or older with IDH2 mutant-positive AML that is refractory to or relapsed after second- or third-line therapy.

In December 2015, we reported additional clinical data, as of September 1, 2015, from the dose escalation phase and expansion cohorts of the ongoing phase 1 clinical trial, which was transitioned to a phase 1/2 trial in May 2015, evaluating single agent AG-221, which included 209 response-evaluable enrolled patients with IDH2 mutant-positive AML. The new data were presented at the 2015 American Society of Hematology (ASH) Annual Meeting and Exposition in Orlando, Florida and showed investigator-assessed objective responses in 79 out of 209 response-evaluable patients. Of the 79 patients who achieved an objective response, there were 37 complete remissions (CR), three complete remissions with incomplete platelet recovery (CRp), 14 marrow complete remissions (mCR), three complete remissions with incomplete hematologic recovery (CRi) and 22 partial remissions (PR). A CR is determined by using well-established criteria, which requires no evidence of leukemia in the bone marrow and blood accompanied by full restoration of all blood counts to normal ranges. A CRp means all the criteria for CR are met except that platelet counts are outside of the normal range. Platelets are one of the three major types of blood cells. A mCR means that there is no evidence for leukemia in the marrow but the blood counts have not fully restored. A CRi means there is no evidence for leukemia in the marrow but the neutrophils, a subset of white blood cells responsible for fighting bacterial infections, are outside the normal range. A partial response means all the criteria for CR are met except that the immature defective blood cells, or leukemia, in the bone marrow are in the 5% to 25% range and have been decreased by at least 50% over pretreatment. Of the 159 patients with relapsed or refractory AML, 59 achieved an objective response, including 29 CRs, one CRp, nine mCRs, three CRis and 17 PRs. Of the 24 patients with AML who declined standard of care chemotherapy, 10 achieved an objective response, including four CRs, one CRp, one mCR and four PRs. Of the 14 patients with MDS, seven achieved an objective response, including three CRs, one CRp and three mCRs. Responding relapsed or refractory AML patients were on the trial for up to 18 months with a median duration of treatment of 6.8 months, ranging from 1.8 to 18 months. Responses were durable, with median response duration of 6.9 months in patients with relapsed or refractory AML. A safety analysis was conducted for all 231 treated patients. The majority of adverse events reported by investigators were mild to moderate, with the most common being nausea, diarrhea, fatigue and febrile neutropenia. The serious adverse events, or SAEs, observed during the trial were mainly disease related. Twenty-three percent of patients had treatment-related SAEs, including notably differentiation syndrome (4 percent), leukocytosis (4 percent) and nausea (2 percent). Drug-related Grade 5 SAEs included atrial flutter (one patient), cardiac tamponade (one patient), pericardial effusion (one patient) and respiratory failure (one patient). Dose escalation has been completed and a maximum tolerated dose, or MTD, has not been reached. The first four expansion cohorts have completed enrollment. AG-221 continued to show favorable drug exposure and pharmacokinetics at all doses tested with substantial reductions in plasma levels of 2HG, which is produced by the mutated IDH2 and IDH1 proteins, to the level observed in healthy volunteers. In 2016, Celgene, in collaboration with us, intends to initiate an expansion arm of our phase 1/2 clinical trial, evaluating AG-221 in high-risk MDS patients.

Also in December 2015, we announced the initiation of a phase 1b, multicenter, international, open-label clinical trial to evaluate the safety and clinical activity of AG-221 or AG-120 in combination with induction and consolidation therapy in patients with newly diagnosed AML with an IDH2 or IDH2 mutation who are eligible for intensive chemotherapy. The trial will evaluate continuous dosing for up to one year with AG-221 administered at an initial oral dose of 100 mg once daily in patients with an IDH2 mutation or AG-120 administered at an initial oral dose of 500 mg once daily in patients with an IDH1 mutation. AG-221 or AG-120 will be administered with two types of AML induction therapies (cytarabine with either daunorubicin or idarubicin) and two types of AML consolidation therapies (mitoxantrone with etoposide [ME] or cytarabine).

In the first quarter of 2016, Celgene, in collaboration with us, intends to initiate a phase 1/2 frontline combination clinical trial, to be conducted by Celgene, of either AG-221 or AG-120 in combination with VIDAZA® (azacitidine) in newly diagnosed AML patients not eligible for intensive chemotherapy, with a phase 1 component to determine the safety of the combinations, followed by a phase 2 randomized component evaluating the safety and clinical activity of each investigational combination versus single-agent VIDAZA® using a primary endpoint of overall response rate.

In October 2014, we announced the initiation of a phase 1/2 multicenter clinical trial of AG-221 in patients with advanced solid tumors, including gliomas, as well as angioimmunoblastic T-cell lymphoma, including AITL, in each case that carry an IDH2 mutation. This phase 1/2 multicenter, open-label, dose-escalation clinical trial of AG-221, conducted in collaboration with Celgene, is designed to assess the safety, clinical activity, and tolerability of AG-221 among patients who have an IDH2 mutant-positive advanced solid tumor or AITL. The phase 1/2 clinical trial includes a dose expansion phase where three cohorts of patients with glioma, AITL and other solid tumors that are IDH2 mutant-positive are receiving AG-221 to further evaluate safety, tolerability and clinical activity in advanced solid tumors.

AG-120: lead IDH1 program

AG-120 is an orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH1 mutations. Mutations in IDH1 have been identified in difficult to treat hematologic and solid tumor cancers, including AML, chondrosarcoma and cholangiocarcinoma where both the treatment options and prognosis for patients are poor. In March 2014, we initiated two phase 1, multicenter, open-label, dose-escalation and expansion clinical trials for AG-120, one designed to assess the safety, clinical activity and tolerability of AG-120 in patients with advanced hematologic malignancies and the second designed to evaluate the safety, clinical activity and tolerability of AG-120 in patients with advanced solid tumors, each as a single agent. Both trials are only enrolling patients that carry an IDH1 mutation. On May 18, 2015, we announced that the FDA granted fast track designation to AG-120 for treatment of patients with AML that harbor an IDH1 mutation. On June 10, 2015, the FDA granted us orphan drug designation for AG-120 for treatment of patients with AML.

Four expansion cohorts have been added to the ongoing phase 1 clinical trial of AG-120 in patients with advanced hematologic malignancies. These four expansion cohorts will evaluate AG-120 in 200 patients with IDH1 mutant-positive advanced hematologic malignancies. The first cohort will evaluate a more homogenous population of 125 AML patients who are in second or later relapse, are refractory to second-line induction or reinduction treatment, or have relapsed after allogeneic transplantation. The second cohort will evaluate 25 untreated AML patients. The third cohort will evaluate 25 patients with other non-AML IDH1 mutant-positive relapsed or refractory advanced hematologic malignancies. The fourth cohort will evaluate patients with relapsed IDH1 mutant-positive AML not eligible for the first arm or standard of care chemotherapy. AG-120 is administered at a 500 mg once daily oral dose, in 28-day cycles. The trial’s primary objectives are to confirm the safety and clinical activity of AG-120.

In November 2015, we reported clinical data from the dose-escalation portion of our ongoing phase 1 clinical trial evaluating AG-120 in patients with IDH1 mutant-positive advanced solid tumors, including glioma, intrahepatic cholangiocarcinoma, or IHCC, and chondrosarcomas who received AG-210 administered from 200 mg to 1200 mg total daily doses. The data were presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in Boston. As of the September 3, 2015 data cut-off, 62 patients had been treated with single agent AG-120, of which 55 were response-evaluable. Seven of the 11 response-evaluable patients with IDH1 mutant-positive chondrosarcoma had stable disease, with five of these patients maintaining stable disease for six months or more. One of the 20 patients with IDH1 mutant-positive IHCC had a partial response and 11 patients had stable disease, with six such patients maintaining stable disease for six months or more. Ten of the 20 patients with IDH1 mutant-positive glioma had stable disease, with four of these patients maintaining stable disease for six months or more. One of the four patients with other IDH1 mutant-positive solid tumors had stable disease. Treatment with AG-120 showed substantial reduction of 2HG in plasma and tumor tissue, and imaging results suggest that AG-120 can lower 2HG levels in the brain. AG-120 was well tolerated, with the majority of adverse events reported by investigators being mild to moderate. The most common investigator-reported adverse events were nausea, diarrhea, vomiting, anemia and QT prolongation. The majority of reported SAEs were disease related. A MTD has not been reached. We are currently enrolling four expansion cohorts of 25 patients each in (i) low grade glioma with at least six months of prior scans to assess volumetric changes, (ii) second-line cholangiocarcinoma, (iii) high grade, or metastatic, chondrosarcoma, and (iv) other solid tumors with an IDH1 mutation, who will receive the recommended dose of 500 mg of AG-120 once daily.

In December 2015, we reported new data, as of October 1, 2015, from the ongoing phase 1 clinical trial evaluating single agent AG-120, which included 87 enrolled patients with IDH1 mutant-positive advanced hematologic malignancies, of which 78 were from the dose-escalation phase and nine were from the expansion phase. The data were presented at the 2015 ASH Annual Meeting and Exposition in Orlando, Florida and showed investigator-assessed objective responses in 27 out of 78 response-evaluable patients on AG-120. Of the 27 patients who achieved an objective response, there were 12 CRs, seven CRps, six mCRs, one CRi and one PR.

Patients were on the trial treatment for up to 14.1 months, with a median duration of treatment of 2.9 months, ranging from 0.1 to 14.1 months. Data continued to show durable clinical activity for AG-120, with responses maintained for up to 12.5 months and a median duration of response of 5.6 months. AG-120 continued to show favorable drug exposure and pharmacokinetics at all doses tested and also substantially reduced plasma levels of 2HG to the level observed in healthy volunteers. The mechanism of response is consistent with differentiation, as evidenced by the maturation of the leukemic cells into infection fighting white blood cells, or neutrophils. The majority of adverse events reported by investigators were mild to moderate, with the most common being fatigue, diarrhea, pyrexia and nausea. A MTD has not been reached, and dose escalation is now complete.

As described above, in December 2015, we announced the initiation of a phase 1b, multicenter, international, open-label clinical trial of AG-221 or AG-120 in combination with induction and consolidation therapy in patients with newly diagnosed AML with an isocitrate dehydrogenase (IDH) mutation who are eligible for intensive chemotherapy.

Together with Celgene, we intend to initiate a global registration-enabling phase 3 clinical trial in frontline AML patients who harbor an IDH1 mutation in the second half of 2016. In addition, we intend to (i) initiate a randomized phase 2 clinical trial of AG-120 in patients with IDH1 mutant-positive cholangiocarcinoma in the second half of 2016 and (ii) as described above, initiate a phase 1/2 frontline combination clinical trial, to be conducted by Celgene, of either AG-221 or AG-120 in combination with VIDAZA® (azacitidine) in newly diagnosed AML patients not eligible for intensive chemotherapy in the first quarter of 2016, with a phase 1 component to determine the safety of the combinations, followed by a phase 2 randomized component evaluating the safety and clinical activity of each investigational combination versus single-agent VIDAZA® using a primary endpoint of overall response rate.

Celgene exercised its exclusive option to license development and commercialization rights to AG-120 outside the United States in January 2015. We had previously elected to exercise our option to retain development and commercialization rights to AG-120 in the United States in January 2014. Upon Celgene’s exercise of its exclusive option under the terms of our 2010 Agreement, Celgene leads development and commercialization outside the United States, and we lead development and commercialization in the United States. Celgene is responsible for future development and commercialization costs specific to countries outside the United States, we are responsible for future development and commercialization costs specific to the United States, and we and Celgene will equally fund the future global development costs of AG-120 that are not specific to any particular region or country. Celgene is eligible to receive tiered royalties on any net sales in the United States. We are eligible to receive tiered royalties on any net sales outside the United States and up to $120.0 million in payments on achievement of certain milestones. We also are eligible to receive an additional one-time payment of $25.0 million upon the dosing of the last patient in an Agios-sponsored phase 2 clinical trial for AG-120.

AG-881: lead pan-IDH program

AG-881 is an orally available, selective, brain-penetrant, pan-IDH mutant inhibitor, which provides added flexibility to our current portfolio of IDH mutant inhibitors. AG-881 successfully completed IND-enabling studies in April 2015. We and Celgene are jointly collaborating on a worldwide development program, wherein we share worldwide development costs and profits and Celgene would book any worldwide commercial sales. We will lead commercialization in the United States with both companies sharing equally in field-based commercial activities, and Celgene will lead commercialization outside of the United States with us providing one third of field-based commercial activities in the major EU markets. In June 2015, we initiated a phase 1 clinical trial for AG-881 in patients with advanced solid tumors. This phase 1 multi-center, open-label clinical trial is to evaluate the safety, pharmacokinetics, pharmacodynamics and clinical activity of AG-881 in advanced solid tumors, including gliomas. AG-881 will be administered continuously as a single agent dosed orally in a 28-day cycle. The first portion of the trial includes a dose-escalation phase in which cohorts of patients will receive ascending oral doses of AG-881 to determine the maximum tolerated dose and/or the recommended phase 2 dose based on safety and tolerability. The second portion of the trial is a dose expansion phase where patients will receive AG-881 to further evaluate the safety, tolerability and clinical activity of the recommended phase 2 dose.

In August 2015, we initiated a second dose escalation and expansion phase 1 clinical trial for AG-881 in patients with advanced IDH1 or IDH2 mutant-positive hematologic malignancies whose cancer has progressed on a prior IDH inhibitor therapy. This phase 1 multi-center, open-label clinical trial is to evaluate the safety, pharmacokinetics, pharmacodynamics and clinical activity of AG-881 in advanced hematological malignancies. AG-881 will be administered continuously as a single agent dosed orally in a 28-day cycle. The first portion of the trial includes a dose-escalation phase in which cohorts of patients will receive ascending oral doses of AG-881 to determine the maximum tolerated dose and/or the recommended phase 2 dose based on safety and tolerability. The second portion of the trial is a dose expansion phase where patients will receive AG-881 to further evaluate the safety, tolerability and clinical activity of the recommended phase 2 dose.

Pyruvate Kinase Deficiency Program

Pyruvate kinase, or PK, is the enzyme involved in the second to last reaction in glycolysis—the conversion of glucose into lactic acid. This enzyme is critical for the survival of the cell and has several tissue-specific isoforms (PKR, PKL, PKM1 and PKM2). PKR is the isoform of pyruvate kinase that is present in red blood cells. Mutations in PKR cause defects in red cell glycolysis and lead to a hematological RGD known as pyruvate kinase deficiency, or PK deficiency. Glycolysis is the only pathway available for red blood cells to maintain the production of ATP, or Adenosine-5’-triphosphate, which transports chemical energy within cells for metabolism. Accordingly, total absence of the PKR gene is not compatible with life. PK deficiency leads to a shortened life span for red blood cells and is the most common form of non-spherocytic hemolytic anemia in humans. The disease is autosomal recessive, meaning children inherit one mutated form of PKR from one parent and the second mutated form from the other parent. Children with the disease produce PKR enzyme that has only a fraction of the normal level of activity (generally <50%). Parents of affected children have only one copy of the mutated PKR enzyme and are clinically normal.

PK deficiency is a rare genetic disorder and disease understanding is still evolving. Several published epidemiology studies estimated prevalence of PK deficiency between three to nine affected patients per million. We estimate that there are approximately 2,400 diagnosed patients in the United States and EU5 countries (United Kingdom, France, Germany, Italy, Spain), and we believe that the disease is likely under-diagnosed. There is no unique ethnic or geographic representation of the disease. The disease manifests by mild to severe forms of anemia caused by the excessive premature destruction of red blood cells. The precise mechanism for the destruction is not well understood but is thought to result from membrane instability secondary to the metabolic defect caused by the low level of PKR enzyme. The hemolysis is “extra-vascular” in that the red blood cells are destroyed in small capillaries or organs and not spontaneously breaking open in the circulation.

AG-348: lead pyruvate kinase (PK) deficiency program

AG-348 is an orally available small molecule and a potent activator of the wild-type (normal) and mutated PKR enzyme, which has resulted in restoration of ATP levels and a decrease in 2,3-DPG levels in blood sampled from patients with PK deficiency in nonclinical studies. The wild-type PKR activity of AG-348 allowed the study of enzyme activation in healthy volunteers, providing an opportunity to understand the safety, dosing and pharmacodynamic activity of AG-348 prior to entering a proof-of-concept study in patients. On March 24, 2015, the FDA granted us orphan drug designation for AG-348 for treatment of patients with PK deficiency.

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

In December 2014, during a poster session at ASH 2014, we reported the first clinical data from the phase 1 SAD and MAD clinical trials of AG-348 in healthy volunteers. These results provided early proof-of-mechanism for

AG-348 as a novel, first-in-class, oral activator of both wild-type and mutated PKR enzymes. In these phase 1 clinical trials, dosing of AG-348 over 14-days in healthy volunteers resulted in a dose-dependent activation of the PKR pathway as evidenced by a substantial increase in ATP and decrease in 2,3-DPG levels, which are key biomarkers of PKR activity and primary indicators of PK deficiency. These data support the hypothesis that AG-348 treatment may similarly enhance PKR activity in patients with PK deficiency and thus correct the underlying defect of the disease. Results presented were from 64 healthy volunteers who received either AG-348 or placebo, which included 48 people from the completed SAD trial and 16 people in the first two cohorts of the MAD trial, which recently completed dosing. Complete safety results were reported from the SAD phase 1 clinical trial and showed that AG-348 was well tolerated. Although the MAD trial remained blinded, no serious adverse events had been reported in the first two analyzed cohorts. AG-348 also showed a favorable pharmacokinetic profile with rapid absorption, low variability and dose-proportional increase in exposure following both single and multiple doses. The observed dose-dependent changes in 2,3-DPG and ATP blood levels seen are consistent with a substantial increase in PKR enzymatic activity.

On June 12, 2015, we reported final clinical data from the phase 1 MAD clinical trial of AG-348 in healthy volunteers and the first data from a natural history study of PK deficiency. The data were presented at the 20th Congress of the European Hematology Association (EHA) in Vienna, Austria. Results presented were from 48 healthy volunteers who received either AG-348 or placebo for fourteen days at 15 mg, 60 mg, 120 mg, 360 mg or 700 mg twice daily or 120 mg once daily in six sequential cohorts. The study showed that AG-348 was well tolerated, with most adverse events occurring in the highest dose group (700 mg), with all but one being mild to moderate. Thirty-two of 36 healthy volunteers receiving AG-348 completed the study. Two volunteers receiving AG-348 withdrew due to adverse events, including drug eruption (60 mg) and Grade 3 liver function test abnormalities (700 mg), which resolved after treatment discontinuation. Two additional AG-348 volunteers (both 700 mg) withdrew consent due to nausea or vomiting. Serum hormone changes consistent with reversible aromatase inhibition were observed. AG-348 also showed a favorable pharmacokinetic profile with rapid absorption, low to moderate variability and a dose-proportional increase in exposure following multiple doses.

As predicted by the mechanism of action of AG-348, there was a robust activation of pyruvate kinase as evidenced by a decrease in 2,3-DPG (2,3-diphosphoglycerate) and increase in ATP (adenosine triphosphate) in blood of healthy volunteers. The decrease in 2,3-DPG was approximately 50 percent for doses 120 mg and higher with levels returning back to baseline approximately 72 hours after AG-348 was discontinued. There was also an approximately 50 percent increase in ATP in blood with AG-348 at doses 60 mg and higher in healthy volunteers.

In June 2015, we initiated DRIVE PK, a global phase 2, first-in-patient, open-label safety and efficacy clinical trial of AG-348 in adult, transfusion-independent patients with PK deficiency. The multi-center, randomized trial will include two arms with 25 patients each. The patients in the first arm will receive 50 mg twice daily, and the patients in the second arm will receive 300 mg twice daily. The trial will include a six-month dosing period with the opportunity for continued treatment beyond six months based on safety and clinical activity. In July 2015, we dosed the first-patient in this phase 2 clinical trial, and we expect to present the first data from the trial in the first half of 2016.

We have worldwide development and commercial rights to AG-348 and expect to fund the future development and commercialization costs related to this program.

AG-519: a second novel PKR activator

AG-519 is an orally available small molecule and our second product candidate that is a potent activator of the PKR enzyme. We initiated a placebo-controlled phase 1 clinical trial of AG-519 in healthy volunteers in the first quarter of 2016. This trial will be an integrated single ascending dose and multiple ascending dose trial. We expect to present data from this trial in the first half of 2016. We have worldwide development and commercial rights to AG-519 and expect to fund the future development and commercialization costs related to this program.

Collaboration with Celgene

2010 Agreement and amendments

In April 2010, we entered into the 2010 Agreement with Celgene, a related party through ownership of the Company’s common stock. The agreement was amended in October 2011 and July 2014, as described below. The goal of the collaboration is to discover, develop and commercialize disease-altering therapies in oncology based on the Company’s cancer metabolism research platform. We will initially lead discovery, preclinical and early clinical development for all cancer metabolism programs under the collaboration.

The discovery phase of the 2010 Agreement was scheduled to expire in April 2014, subject to Celgene’s option to extend the discovery phase for up to an additional two years with additional funding made to us. In December 2013, Celgene elected to extend the term of the initial discovery phase from four years to five years, to April 2015, in exchange for the payment of a $20.0 million extension fee which we received in May 2014. In December 2014, Celgene elected to exercise its final option to extend the term of the initial discovery phase one additional year, to April 2016, in exchange for the payment of a $20.0 million extension fee which was received in May 2015.

Pursuant to the 2010 Agreement, we are responsible for nominating development candidates, of which two required confirmation by the Joint Research Committee, or JRC, during the discovery phase. During the year ended December 31, 2012 we nominated our first development candidate (AG-221) and during the year ended December 31, 2013 we nominated our second development candidate (AG-120), both of which have been confirmed by the JRC pursuant to the 2010 Agreement. For each development candidate, Celgene elected to progress such development candidate into preclinical development requiring us to conduct studies to meet the requirements for filing an Investigational New Drug application, or IND, or IND-enabling studies. Subsequently, we were required to file an IND for each of the two development candidates and, upon the FDA’s acceptance of the INDs, Celgene requested that we conduct an initial phase 1 clinical trial.

Discovery programs with development candidates. Celgene may elect to progress into preclinical development each discovery program for which we nominate and the JRC confirms a development candidate during the discovery phase. If Celgene makes such an election, we will, at our expense, conduct studies required to meet the requirements for filing an IND, or IND-enabling studies, and, following their successful completion as confirmed by the JRC, we will file an IND to commence clinical studies of such development candidate. If the FDA accepts the IND, Celgene may request that we conduct an initial phase 1 clinical trial at our expense, for which Celgene will pay us at least $5.0 million upon the earlier of the determination of the maximum tolerated dose or Celgene’s election to license the program, unless such program becomes a split licensed program, as described below.

Celgene may elect to convert each discovery program for which we have nominated a development candidate into a co-commercialized licensed program, the attributes of which are described below. We have the right, exercisable during a specified period following FDA acceptance of the applicable IND, to convert one of every three co-commercialized licensed programs into a split licensed program, for which we will retain the United States rights, other attributes of which are further described below. We may elect to opt out of any split licensed program, after which such split licensed program will revert to a co-commercialized licensed program, and Celgene will have the right, but not the obligation, to commercialize medicines from such program in the United States. Our IDH2 program is a co-commercialized licensed program and not a split licensed program. In June 2014, Celgene exercised its option to an exclusive global license for the development and commercialization of our IDH2 program, AG-221. We elected to retain U.S. rights to our IDH1 program, AG-120, in January 2014. Celgene exercised its rights to this program in during the three months ended March 31, 2015. In addition, Celgene may license certain discovery programs that we do not nominate or the JRC does not confirm as a development candidate and for which Celgene will lead and fund global development and commercialization.

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

•	Co-commercialized licensed programs: Celgene will lead and, following either IND acceptance by the FDA or, if Celgene requests us to conduct the initial phase 1 clinical trial, upon completion of such phase 1 clinical trial, will fund global development and commercialization of each co-commercialized licensed program. We have the right to participate in a portion of commercialization activities in the United States for medicines from co-commercialized programs in accordance with the applicable commercialization plan.

•	Split licensed programs: Celgene will lead development and commercialization outside the United States, and we will lead development and commercialization in the United States, for each split licensed program. We and Celgene will equally fund the global development costs of each split licensed program that are not specific to any particular region or country, Celgene will be responsible for development and commercialization costs specific to countries outside the United States, and we will be responsible for development and commercialization costs specific to the United States.

•	Buy-in programs: The party that was conducting an independent program that became a buy-in program will lead the development and commercialization of such program. The party that elects to buy in to such program will be responsible for funding a portion of development costs incurred after acceptance of an IND for a buy-in program compound, and the lead party will be responsible for all other development costs and all commercialization costs for medicines from such buy-in program.

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

Exclusivity. During the discovery phase, we may not directly or indirectly develop, manufacture or commercialize, except pursuant to the agreement, any product or product candidate for any cancer indication with specified activity against certain metabolic targets (except in connection with certain specified third-party collaborations), or with specified activity against any collaboration target (or any target for which Celgene is conducting an independent program that we elected not to buy in to) for any indication. Following the discovery phase until termination or expiration of the agreement, either in its entirety or with respect to the relevant program, we may not directly or indirectly develop, manufacture or commercialize, outside of the collaboration, any therapeutic modality with specified activity against any collaboration target that is within a licensed program or against any former collaboration target against which Celgene is conducting an independent program under the agreement. Pursuant to the terms of the first amendment to the agreement, we have the right to develop, manufacture and commercialize outside of the collaboration certain medicines directed against PKR for certain indications, including PK deficiency, subject to specified conditions, including a right of first negotiation that Celgene may exercise if we intend to license our PKR program to any third party.

Financial terms. Under the terms of the 2010 Agreement, we received an upfront payment of approximately $121.2 million. In addition, Celgene purchased 5,190,551 shares of our series B convertible preferred stock at a price of $1.70 per share, resulting in net proceeds to us of approximately $8.8 million. In connection with the 1-for-2.75 reverse stock split of our common stock, the shares of these series B preferred stock converted into 1,887,473 shares of common stock upon the closing of our initial public offering in July 2013. Celgene made a payment to us of $20.0 million pursuant to an October 2011 amendment in consideration of extending the discovery phase until April 14, 2014. In December 2013, Celgene elected to extend the discovery phase of the 2010 Agreement by one year, extending the initial period of exclusivity from four years to five years, until April 2015. As a result of the December 2013 extension, we received a $20.0 million extension payment from Celgene in May 2014. In December 2014, Celgene elected to extend the discovery phase of the 2010 Agreement by one additional year, extending the period of exclusivity from five years to six years, until April 2016. As a result of the December 2014 extension, we received a $20.0 million extension payment from Celgene in May 2015.

Under the 2010 Agreement, we are eligible to receive up to $120.0 million in potential milestone payments payable for each program selected by Celgene. The potential milestone payments for each such program are comprised of: (i) a $25.0 million milestone payment upon achievement of a specified clinical development milestone event, which was earned in January 2016 in relation to our co-commercialized program (AG-221), (ii) up to $70.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) a $25.0 million milestone payment upon achievement of a specified commercial milestone event. We are also eligible to receive additional milestone payments specific to co-commercialized licensed programs and split licensed programs. In addition, we are eligible to receive a substantive milestone payment of $22.5 million upon achievement of an early clinical development milestone event for certain co-commercialized licensed programs. In connection with the first split licensed program under the collaboration, our IDH1 program, AG-120, we are eligible to receive an additional one-time payment of $25.0 million upon the dosing of the last patient in an Agios-sponsored phase 2 clinical trial.

In addition to the milestone payments described above, for each co-commercialized licensed program, we will be reimbursed for all eligible development costs of the related phase 1 multiple ascending dose clinical trial. The initial costs will be reimbursed as a milestone payment equal to the greater of $5.0 million or eligible development costs incurred by us upon the earlier of the determination of the maximum tolerated dose or Celgene’s election to license the program. Subsequent to the initial milestone payment, development costs will be reimbursed on a quarterly basis. In addition to the milestone payments described above, for each split licensed program, we are eligible for reimbursement of the costs of disease-specific expansion cohort(s) that support the initiation of a subsequent pivotal clinical trial. Costs will be reimbursed as a milestone payment equal to the lesser of $10.0 million or fifty percent of the eligible costs for the disease-specific expansion cohort(s) upon the first patient dosed under the pivotal clinical trial. The maximum amount for the milestone payment will be $10.0 million for each split licensed program regardless of the number of disease-specific expansion cohorts and pivotal trials undertaken for each split licensed program.

We are eligible to receive royalties at tiered, low- to mid-teen percentage rates on net sales and we have the option to participate in the development and commercialization of certain products in the United States. The royalty payments will be recognized as revenue in the period in which they are earned. No other milestone or royalty payments under the 2010 Agreement have been earned.

In July 2014, we amended the 2010 Agreement to allow for more flexibility in the design and conduct of phase 1 clinical trials and additional nonclinical and/or clinical activities that we agreed to perform at Celgene’s request. The amendment further modified the mechanism and timing for payments to be made with respect to such development activities.

Termination. Celgene may terminate the 2010 Agreement for convenience in its entirety or with respect to one or more programs upon ninety days written notice to us. Either we or Celgene may terminate the 2010 Agreement, in its entirety or with respect to one or more programs, if the other party is in material breach and fails to cure such breach within the specified cure period; however, if such breach relates solely to a specific program, the non-breaching party may terminate the 2010 Agreement solely with respect to such program. Either we or Celgene may terminate the 2010 Agreement in the event of specified insolvency events involving the other party.

If Celgene terminates the 2010 Agreement as a result of our uncured material breach, then certain of our rights and certain of Celgene’s obligations described above would change with respect to the terminated program(s), including, for example: the licenses we granted to Celgene would become perpetual; milestone payments to which we may be entitled may be reduced or eliminated; royalties to which we may be entitled may be reduced or eliminated; we would lose the development and commercialization rights for the United States for any terminated split licensed program; and we would grant Celgene specified rights, and take specified actions, to assist Celgene in continuing the development, manufacture and commercialization of medicines for the United States from each terminated split licensed program.

If Celgene terminates the 2010 Agreement for convenience or if we terminate the agreement as a result of Celgene’s uncured material breach, the licenses we granted to Celgene with respect to the terminated program(s) will end, and we will have specified rights for, and Celgene will take specified actions to assist us in continuing, the development, manufacture and commercialization of medicines from each terminated program.

AG-881 Agreements

On April 27, 2015, we entered into a joint worldwide development and profit share collaboration and license agreement with Celgene and our wholly owned subsidiary, Agios International Sarl, which was organized in Switzerland in April 2015, and we entered into a collaboration and license agreement with Celgene International II Sarl (collectively, the “AG-881 Agreements”). The AG-881 Agreements establish a worldwide collaboration focused on the development and commercialization of AG-881 products. Under the terms of the AG-881 Agreements, we received initial upfront payments totaling $10.0 million in May 2015 and are eligible to receive milestone-based payments described below. We will split all worldwide development costs with Celgene equally, subject to specified exceptions, as well as any profits from any net sales of, or commercialization losses related to, licensed AG-881 products. Celgene will book commercial sales of licenses AG-881 products, if any, on a worldwide basis.

Financial terms. We are eligible to receive up to $70.0 million in potential milestone payments related to AG-881 under the AG-881 Agreements. The potential milestone payments are comprised of: (i) a $15.0 million milestone payment for filing of first NDA in a major market and (ii) up to $55.0 million in milestone payments upon achievement of specified regulatory milestone events. We may also receive royalties at tiered, low- to mid-teen percentage rates on net sales if Celgene elects to not participate in the development and commercialization of AG-881.

Commercialization. Under the terms of the AG-881 Agreements, we will lead commercialization of licensed AG-881 products within the United States and Celgene will lead commercialization of licensed AG-881 products outside of the United States. Depending on the market, we and Celgene will each have the right to provide a portion of field-based marketing activities.

Opt-out right. Under the AG-881 Agreements, we may elect to opt out of the cost and profit split of the collaboration at any time after April 27, 2016 by providing at least 12 months written notice to Celgene. If we opt out, Celgene will have the sole right to develop, manufacture and commercialize licensed AG-881 products throughout the world, at its cost, and we will undertake transitional activities reasonably necessary to transfer the development, manufacture and commercialization of licensed AG-881 products to Celgene, at our cost.

If we elect to opt-out of the AG-881 Agreements, then, in lieu of the profit or loss sharing described above, we would be eligible to receive royalties at tiered, low to mid-teen percentage rates on Celgene’s net sales of licensed AG-881 products.

Term. The term of the AG-881 Agreements will continue, unless earlier terminated, as described below, as long as we and Celgene continue to develop or commercialize licensed AG-881 products, or, in the event we opt out of the AG-881 Agreements, until expiration of the royalty term for AG-881 products.

Termination. Celgene may terminate the AG-881 Agreements for convenience upon ninety days written notice to us. Either we or Celgene may terminate the AG-881 Agreements if the other party is in material breach and fails to cure such breach within the specified cure period. Either we or Celgene may terminate the AG-881 Agreements in the event of specified insolvency events involving the other party. If one of the AG-881 Agreements terminates, the other will terminate automatically.

Exclusivity. Until termination or expiration of the AG-881 Agreements, neither we nor Celgene may directly or indirectly develop, manufacture or commercialize, outside of the AG-881 Agreements or the 2010 Agreement, any therapeutic modality with specified activity against both IDH1 and IDH2.

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

We file patent applications directed to our key product candidates, including AG-221, AG-120, AG-881, AG-348 and AG-519, in an effort to establish intellectual property positions regarding new chemical entities relating to these product candidates as well as uses of new chemical entities in the treatment of diseases. We also seek patent protection with respect to biomarkers that may be useful in selecting the right patient population for therapies with our product candidates. As of December 31, 2015, we had a portfolio of pending U.S. and foreign patent applications. A significant portion of our pending patent applications pertain to our key development programs, including AG-221, AG-120, AG-881, AG-348 and AG-519, some of which have been issued as patents.

In addition to the pending patent applications and issued patents covering our most advanced product candidates, our portfolio also includes pending patent applications relating to diagnostic methods for detecting various IDH1 and IDH2 mutations, as well as compositions of matter and methods of use directed to modulating other metabolic targets.

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

Cancer metabolism. In the field of cancer metabolism, our principal competitors include AstraZeneca; Calithera Biosciences; Cornerstone Pharmaceuticals, Inc.; Eli Lilly and Company; Forma Therapeutics Holdings, LLC;

GlaxoSmithKline plc; Merck & Co.; Novartis International AG, or Novartis; Pfizer, Inc.; and Roche Holdings, Inc. and its subsidiary Genentech, Inc. For example, Novartis is currently conducting a phase 1 clinical trial of its IDH1 mutant inhibitor, IDH305, in patients with advanced malignancies.

The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy and targeted drug therapy. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates may compete with many existing drug and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates will not be competitive with them. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors. In general, although there has been considerable progress over the past few decades in the treatment of cancer and the currently marketed therapies provide benefits to many patients, these therapies all are limited to some extent in their efficacy and frequency of adverse events and none are successful in treating all patients. As a result, the level of morbidity and mortality from cancer remains high.

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

Rare genetic metabolic disorders. In the field of RGDs, our principal competitors include Alexion Pharmaceuticals, Inc.; BioMarin Pharmaceutical, Inc.; Genzyme, a Sanofi company; and Shire Biochem, Inc.

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

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. To date, we have obtained materials for AG-221, AG-120, AG-881, AG-348 and AG-519 for our ongoing and planned clinical testing from third-party manufacturers. We obtain our supplies from these manufacturers on a purchase order basis and do not have any long-term supply arrangements in place. We do not currently have arrangements in place for redundant supply for bulk drug substance. For all of our product candidates, we intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to submission of a new drug application to the FDA.

AG-221, AG-120, AG-881, AG-348 and AG-519 are organic compounds of low molecular weight, generally called small molecules. They can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale-up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.

We generally expect to rely on third parties for the manufacture of any companion diagnostics we develop.

Research and Development Expenses

For the years ended December 31, 2015, 2014, and 2013, company-sponsored research and development expenses were $141.8 million, $100.4 million and $54.5 million, respectively.

Review and Approval of Drugs in the United States

In the United States, the FDA approves and regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The failure to comply with requirements under the FDCA and other applicable laws at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.

Our product candidates must be approved by the FDA through the NDA. An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND, which must take effect before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

•	preparation and submission to the FDA of a NDA requesting marketing for one or more proposed indications;

•	review by an FDA advisory committee, where appropriate or if applicable;

•	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;

•	payment of user fees and securing FDA approval of the NDA; and

•	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

Preclinical studies

Before an applicant begins testing a compound with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, and the purity and stability of the drug substance, as well as in vitro and animal studies to assess the potential safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

Applicants usually must complete some long-term nonclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the drug in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

Human clinical trials in support of an NDA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence. Following commencement of a clinical trial under an IND, the FDA may place a clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.

In addition, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct a continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on their ClinicalTrials.gov website.

Human clinical trials are typically conducted in four sequential phases, which may overlap or be combined:

Phase 1. The drug is initially introduced into a small number of healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition (e.g., cancer) and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

Phase 2. The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

Phase 3. These clinical trials are commonly referred to as “pivotal” studies, which denotes a study which presents the data that the FDA or other relevant regulatory agency will use to determine whether or not to approve a drug. The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

Phase 4. Post-approval studies may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The FDA or the sponsor or the data monitoring committee may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with FDA certain regulatory requirements in order to use the study as support for an IND or application for marketing approval. Specifically, on April 28, 2008, the FDA amended its regulations governing the acceptance of foreign clinical studies not conducted under an investigational new drug application as support for an IND or a new drug application. The final rule provides that such studies must be conducted in accordance with GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality, purity, and potency of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

Review of an NDA by the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently exceeding $2.3 million, and the sponsor of an approved NDA is also subject to annual product and establishment user fees, currently exceeding $114,000 per product and $585,000 per establishment. These fees are typically increased annually. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses, an exception from the establishment fee when the establishment does not engage in manufacturing the drug during a particular fiscal year, and an exception from the product fee for a drug that is the same as another drug approved under an abbreviated pathway.

The FDA conducts a preliminary review of an NDA generally within 60 calendar days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which FDA accepts the NDA for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of drugs that are not NMEs, the ten-month and six-month review periods run from the date that FDA receives the application. The review process and the Prescription Drug User Fee Act goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing (e.g., active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

The FDA is required to refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Fast track, breakthrough therapy and priority review designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are fast track designation, breakthrough therapy designation and priority review designation.

Specifically, the FDA may designate a product for fast track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the application is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, in 2012, Congress enacted the Food and Product Administration Safety and Innovation Act, or FDASIA. This law established a new regulatory scheme allowing for expedited review of products designated as “breakthrough therapies.” A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-

by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

Under Section 524 of the FDCA, the FDA is authorized to award a priority review voucher to sponsors of certain tropical disease product applications that meet the criteria specified in the Act. A priority review voucher may be used by the sponsor who obtains it or it may be transferred to another sponsor who may use it to obtain priority review for a different application. Priority review vouchers can result in the acceleration of review and approval of a product candidate by up to four months; the sponsor using the voucher must pay an extra user fee to support the review of the application, however. That fee is not subject to waivers, exemptions or reductions. In order to be eligible for a tropical disease priority review voucher, the application must be: for a listed tropical disease; submitted under Section 505(b)(1) of the FDCA or Section 351 of the Public Health Service Act after September 27, 2007; for a product that contains no active ingredient that has been approved in any other application under those statutory provisions; and must qualify for priority review. The FDA has identified in guidance those product applications for the prevention or treatment of tropical diseases that may qualify for a priority review voucher.

Accelerated approval pathway

The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a product, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint.

Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

The FDA’s decision on an NDA

On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post-approval requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, suspension of the approval, or complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCA, which regulate the distribution and tracing of prescription drugs and prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

Abbreviated new drug applications for generic drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, the strength of the drug and the conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.”

Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.

505(b)(2) NDAs

As an alternative path to FDA approval for modifications to formulations or uses of products previously approved by the FDA pursuant to an NDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant. If the 505(b)(2) applicant can establish that reliance on FDA’s previous findings of safety and effectiveness is scientifically and legally appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements, including clinical trials, to support the change from the previously approved reference drug. The FDA may then approve the new product candidate for all, or some, of the label indications for which the reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant.

Hatch-Waxman patent certification and the 30-month stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA or 505(b)(2) applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;

•	the listed patent has expired;

•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the applicant is not seeking approval).

If the ANDA or 505(b)(2) applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA or the 505(b)(2)

application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) application until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the applicant. The ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the branded reference drug has expired.

Pediatric studies and exclusivity

Under the Pediatric Research Equity Act, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of FDASIA 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and any other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless and until FDA promulgates a regulation stating otherwise, the pediatric data requirements do not apply to products with orphan designation.

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. With regard to patents, the six-month pediatric exclusivity period will not attach to any patents for which an ANDA or 505(b)(2) applicant submitted a paragraph IV patent certification, unless the NDA sponsor or patent owner first obtains a court determination that the patent if valid and infringed by the proposed product.

Orphan drug designation and exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition, generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product. A company must request orphan drug designation before submitting an NDA for the drug and rare disease or condition. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan drug designation does not shorten the PDUFA goal dates for the regulatory review and approval process, although it does convey certain advantages such as tax benefits and exemption from the PDUFA application fee.

If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same drug for the same indication for seven years, except in certain limited circumstances. Orphan exclusivity does not block the approval of a different drug for the same rare disease or condition, nor does it block the approval of the same drug for different indications. If a drug designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity. Orphan exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same drug for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand.

Patent term restoration and extension

A patent claiming a new drug product or its method of use may be eligible for a limited patent term extension, also known as patent term restoration, under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. Patent term extension is generally available only for drug products whose active ingredient has not previously been approved by the FDA. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date. Patent term extension cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The United States PTO reviews and approves the application for any patent term extension in consultation with the FDA.

FDA approval and regulation of companion diagnostics

If safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel drugs, a companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product’s labeling.

If FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic device is not approved or cleared for that indication. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. The review of in vitro companion diagnostics in conjunction with the review of our therapeutic treatments for cancer will, therefore, likely involve coordination of review by the FDA’s Center for Drug Evaluation and Research and the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics Device Evaluation and Safety.

Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA approval.

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee, which exceeds $250,000 for most PMAs. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, a PMA application typically requires data regarding analytical and clinical validation studies. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards are not maintained or problems are identified following initial marketing.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

Review and Approval of Drugs in Europe and other Foreign Jurisdictions

In addition to regulations in the United States, a manufacturer is subject to a variety of regulations in foreign jurisdictions to the extent they choose to sell any drug products in those foreign countries. Even if a manufacturer obtains FDA approval of a product, it must still obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. To obtain regulatory approval of an investigational drug or biological product in the European Union, a manufacturer must submit a marketing authorization application to the European Medicines Agency or EMA. For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, clinical trials are to be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Clinical trial approval in the European Union

Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on Good Clinical Practice, an applicant must obtain the approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion.

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation will be directly applicable in and binding in all 28 EU Member States without the need for any national implementing legislation. The new Clinical Trials Regulation (EU) No 536/2014 will become applicable no earlier than 28 May 2016. It will overhaul the current system of approvals for clinical trials in the European Union. Specifically, the new legislation aims at simplifying and streamlining the approval of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State (RMS) through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials.

Marketing authorization

In the European Union, marketing authorizations for medicinal products can be obtained through several different procedures founded on the same basic regulatory process.

The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU Member States. The centralized procedure is compulsory for medicinal products produced by certain biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of certain diseases. It is optional for those products that are highly innovative or for which a centralized process is in the interest of patients. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human use or CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases. These are defined as circumstances in which a medicinal product is expected to be of a “major public health interest.” Three cumulative criteria must be fulfilled in such circumstances: the seriousness of the disease, such as heavy disabling or life-threatening diseases, to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In these circumstances, the EMA ensures that the opinion of the CHMP is given within 150 days.

The decentralized procedure provides for approval by one or more other concerned EU Member States of an assessment of an application for marketing authorization conducted by one EU Member State, known as the reference EU Member State. In accordance with this procedure, an applicant submits an application for marketing authorization to the reference EU Member State and the concerned EU Member States. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the European Commission, whose decision is binding on all EU Member States. In accordance with the mutual recognition procedure, the sponsor applies for national marketing authorization in one EU Member State. Upon receipt of this authorization the sponsor can then seek the recognition of this authorization by other EU Member States. Authorization in accordance with either of these procedures will result in authorization of the medicinal product only in the reference EU Member State and in the other concerned EU Member States.

A marketing authorization may be granted only to an applicant established in the European Union. Regulation No. 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, an applicant must demonstrate compliance with all measures included in a Pediatric Investigation Plan, or PIP, approved by the Pediatric Committee of the EMA, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP. Regulatory Data Exclusivity in the European Union.

In the European Union, innovative medicinal products authorized in the European Union on the basis of a full marketing authorization application (as opposed to an application for marketing authorization that relies on data available in the marketing authorization dossier for another, previously approved, medicinal product) are entitled to eight years of data exclusivity. During this period, applicants for authorization of generics of these innovative products cannot rely on data contained in the marketing authorization dossier submitted for the innovative medicinal product. Innovative medicinal products are also entitled to ten years’ market exclusivity. During this ten year period no generic of this medicinal product can be placed on the EU market. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Periods of authorization and renewals in the European Union

A marketing authorization is valid for five years, in principle, and it may be renewed after five years on the basis of a reevaluation of the risk-benefit balance by the EMA or by the competent authority of the relevant EU Member State. To that end, the marketing authorization holder must provide the EMA or the relevant competent authority of the EU Member State with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the relevant competent authority of the EU Member State decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any marketing authorization that is not followed by the marketing of the medicinal product on the EU market (in the case of the centralized procedure) or on the market of the EU Member State which delivered the marketing authorization within three years after authorization ceases to be valid.

Regulatory requirements after marketing authorization

Similarly to the United States, both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual EU Member States both before and after grant of the manufacturing and marketing authorizations.

The holder of an EU marketing authorization for a medicinal product must also comply with EU pharmacovigilance legislation and its related regulations and guidelines which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of medicinal products. These rules can impose on central marketing authorization holders for medicinal products the obligation to conduct a labor intensive collection of data regarding the risks and benefits of marketed products and to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies.

The manufacturing process for medicinal products in the European Union is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the European Union with the intention to import the active pharmaceutical ingredients into the European Union. Similarly, the distribution of medicinal products into and within the European Union is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU Member States.

In the European Union, the advertising and promotion of our products are subject to EU Member States’ laws governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other legislation adopted by individual EU Member States may apply to the advertising and promotion of medicinal products. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion. The off-label promotion of medicinal products is prohibited in the European Union. The applicable laws at the EU level and in the individual EU Member States also prohibit the direct-to-consumer advertising of prescription-only medicinal products. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with health care professionals.

Orphan drug designation and exclusivity in the European Union

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives the medicinal product is unlikely to be developed. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition. Once authorized, orphan medicinal products are entitled to ten years of market exclusivity in all EU Member States and in addition a range of other benefits during the development and regulatory review process including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Even if our product candidate is approved, sales of our products will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover our product candidate could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. Third-party reimbursement and coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Outside the United States, ensuring adequate coverage and payment for our product candidate will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of our product candidate or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies or so called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians and patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•	the United States federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•	the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal false statements statute prohibits knowingly and willfully falsifying, concealing ·or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Healthcare Reform

A primary trend in the United States healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States.

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the Affordable Care Act, which, among other things, includes changes to the coverage and payment for products under government health care programs. Among the provisions of the Affordable Care Act of importance to our potential drug candidates are:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•	expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicare Advantage plans;

•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	expanded the types of entities eligible for the 340B drug discount program;

•	established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•	the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has been not been clearly defined. PPACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and

•	established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop product candidates.

Segment Reporting

We are engaged solely in the discovery and development of medicines for the treatment of cancer and rare genetic metabolic disorders. Accordingly, we have determined that we operate in one operating segment.

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

Employees

As of December 31, 2015, we had 208 full-time employees, including 81 employees with M.D. or Ph.D. degrees. Of these full-time employees, 154 employees are engaged in research and development activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our Corporate Information

We were incorporated under the laws of the State of Delaware in August 2007. Our executive offices are located at 88 Sidney Street, Cambridge, Massachusetts 02139, and our telephone number is (617) 649-8600. Our website address is www.agios.com. References to our website are inactive textual references only and the content of our website should not be deemed incorporated by reference into this Form 10-K.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website located at www.agios.com as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission, or SEC. These reports are also available at the SEC’s website at www.sec.gov. The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website, www.agios.com, under the heading “Corporate Governance” and are available in print to any person who requests copies by contacting us by calling (617)  649-8600 or by writing to Agios Pharmaceuticals, Inc., 88 Sidney Street, Cambridge, Massachusetts 02139.

Item 1A. Risk Factors.

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

Since inception, we have incurred significant operating losses. Our net losses were $117.7 million, $53.5 million and $39.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $284.7 million. We have never generated any revenue from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations primarily through private placements of our preferred stock, our initial public offering and the concurrent private placement, our follow-on public offerings and our collaboration agreements with Celgene focused on cancer metabolism. We have devoted substantially all of our efforts to research and development. We are in clinical development stages of our product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. Although we may from time to time report profitable results, such as during the three months ended September 30, 2014, which was the result of the recognition of previously deferred collaboration revenue upon the amendment of the 2010 Agreement, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and preclinical development of our product candidates;

•	seek to identify additional product candidates;

•	initiate and continue clinical trials for our product candidates, including our lead product candidates AG-221, AG-120, AG-881 and AG-348;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;

•	require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel;

•	add additional personnel to support our product development and planned future commercialization efforts and our operations;

•	add equipment and physical infrastructure to support our research and development; and

•	acquire or in-license other medicines and technologies.

To become and remain profitable, we must develop and eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those medicines for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenue that are significant or large enough to achieve profitability. We are currently in clinical testing stages for our lead product candidates. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

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

We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2015, together with anticipated interest income, and the anticipated expense reimbursements under our collaboration agreements with Celgene will fund our operating and capital expenditure requirements until at least late 2017. Our estimate as to how long we expect our existing cash and cash equivalents, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

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

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from sales of medicines that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than our collaborations with Celgene, which are limited in scope and duration. For example, the discovery phase under the 2010 Agreement expires in April 2016, after which point we will no longer receive payments from Celgene with respect to extensions of the discovery phase under the 2010 Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

We are a clinical-stage company. We were founded in the second half of 2007 and commenced operations in late 2008. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical and clinical studies of our product candidates. All of our product candidates are still in preclinical and clinical development. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop one new medicine from the time it is discovered to when it is available for treating patients, assuming that it successfully completes all stages of research and development and achieves marketing approval, all of which is highly uncertain. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

Risks Related to the Discovery, Development, and Commercialization of our Product Candidates

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

If we are unable to identify suitable compounds for preclinical and clinical development, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely impact our stock price.

We depend heavily on the success of our most advanced product candidates. All of our lead product candidates are still in clinical development. Clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the identification of our lead product candidates, AG-221, AG-120 and AG-881 for the treatment of hematological and solid tumors and AG-348 for the treatment of PK deficiency. We or our collaborator have initiated clinical trials for our lead product candidates. We have not commenced clinical trials for any of our other product candidates. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of these product candidates by our collaborators and us. The success of our product candidates will depend on many factors, including the following:

•	successful enrollment in, and completion of, clinical trials;

•	safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval

•	timely receipt of marketing approvals from applicable regulatory authorities;

•	establishing both clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	the performance of our collaborators;

•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our medicines;

•	launching commercial sales of the medicines, if and when approved, whether alone or in collaboration with others;

•	acceptance of the medicines, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	continuing acceptable safety profile for the medicines following approval;

•	enforcing and defending intellectual property rights and claims; and

•	achieving desirable medicinal properties for the intended indications.

Many of these factors are beyond our control, including clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any collaborator. If we or our collaborators do not achieve one or more of these factors in a timely manner or at all, we or our collaborators could experience significant delays or an inability to successfully commercialize our most advanced product candidates, which would materially harm our business.

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

We, and any collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the European Medicines Agency, or the EMA, impose similar requirements. We have not previously submitted a new drug application, or NDA, to the FDA or similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of product development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. It is possible that even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by our product candidates, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us, or any future collaborators, and impair our ability to generate revenue from product sales, regulatory and commercialization milestones and royalties. Moreover, if we or our collaborators are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we or our collaborators are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we or our collaborators may:

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

Our failure to successfully complete clinical trials of our product candidates and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any of our product candidates would significantly harm our business.

If we, or any collaborators, experience any of a number of possible unforeseen events in connection with clinical trials of our product candidates, potential clinical development, marketing approval or commercialization of our product candidates could be delayed or prevented.

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

Product development costs for us, or any collaborators, will increase if we, or they, experience delays in testing or pursuing marketing approvals and we, or they, may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of our product candidates. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be restructured, or will be completed on schedule or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we, or any future collaborators, may have the exclusive right to commercialize our product candidates or allow our competitors, or the competitors of any collaborators, to bring products to market before we, or any collaborators, do and impair our ability, or the ability of any collaborators, to successfully commercialize our product candidates and may harm our business and results of operations. In addition, many of the factors that lead to clinical trial delays may ultimately lead to the denial of marketing approval of any of our product candidates.

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

Utilizing our precision medicine approach, we focus our development activities on genetically or biomarker defined patients most likely to respond to our therapies. As a result, the potential patient populations for our clinical trials are narrowed, and we may experience difficulties in identifying and enrolling a sufficient number of patients in our clinical trials. In particular, the successful completion of our clinical development programs for AG-348 and AG-519 for the treatment of PK deficiency is dependent upon our ability to enroll a sufficient number of patients with PK deficiency. PK deficiency is a rare disease with a small patient population. Further, there are only a limited number of specialist physicians that regularly treat patients with PK deficiency and major clinical centers that support PK deficiency are concentrated in a few geographic regions. The small population of patients, the nature of the disease and limited trial sites may make it difficult for us to enroll enough patients to complete our clinical trials for AG-348 and AG-519 for PK deficiency in a timely and cost-effective manner.

In addition, other companies are conducting clinical trials, or may in the future conduct clinical trials, which may have similar eligibility criteria as our current or future clinical trials. For example, Novartis International AG, or Novartis, is currently conducting a phase 1 clinical trial of its IDH1 mutant inhibitor, IDH305, in patients with advanced malignancies, and this trial may compete with our clinical trials of AG-120 and/or AG-881 for eligible patients with hematological and/or other malignancies harboring an IDH1 mutation. Competition for these patients may make it difficult for us to enroll enough patients to complete our clinical trials for AG-120 or AG-881 in a timely and cost-effective manner.

Furthermore, we rely on contract research organizations, or CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. Our or our collaborators’ inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

If serious adverse side effects or unexpected characteristics are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.

All of our lead product candidates are still in clinical stage development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, any future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If adverse effects were to arise in patients being treated with any of our product candidates, it could require us to halt, delay or interrupt clinical trials of such product candidate or adversely affect our ability to obtain requisite approvals to advance the development and commercialization of such product candidate. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any future collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in earlier stage testing for treating cancer, RGDs or other diseases have later been found to cause side effects that prevented further development of the compound.

Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or future collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

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

We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates.

We have never obtained marketing approval for a product candidate. It is possible that the FDA may refuse to accept for substantive review any NDAs that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates. If the FDA does not accept or approve our NDAs for any of our product candidates, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required trials or studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our product candidates, generating revenue and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for our product candidates, which could significantly harm our business.

Even if any of our product candidates receives marketing approval, we or others may later discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, which could compromise our ability, or that of any future collaborators, to market the product.

Clinical trials of our product candidates are conducted in carefully defined sets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any future collaborator, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

•	regulatory authorities may withdraw their approval of the product or seize the product;

•	we, or any future collaborators, may be required to recall the product, change the way the product is administered or conduct additional clinical trials;

•	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular product;

•	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

•	we, or any future collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;

•	we, or any future collaborators, could be sued and held liable for harm caused to patients;

•	the product may become less competitive; and

•	our reputation may suffer.

Even if any of our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability of product revenue to us are likely to be lower than if we were to market and sell any medicines that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to

us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our medicines effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

We are developing most of our initial product candidates for the treatment of cancer. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy, and cancer drugs are frequently prescribed off-label by healthcare professionals. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic products. This may make it difficult for us to achieve our business strategy of using our product candidates in combination with existing therapies or replacing existing therapies with our product candidates.

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

There are also a number of product candidates in preclinical or clinical development by third parties to treat cancer and RGDs by targeting cellular metabolism. These companies include large pharmaceutical companies, including AstraZeneca plc, Eli Lilly and Company, Roche Holdings Inc. and its subsidiary Genentech, Inc., GlaxoSmithKline plc, Merck & Co., Novartis with its IDH1 mutant inhibitor IDH305, Pfizer, Inc., and Genzyme, a Sanofi company. There are also biotechnology companies of various sizes that are developing therapies to target cellular metabolism, including Alexion Pharmaceuticals, Inc., BioMarin Pharmaceutical Inc., Calithera Biosciences, Inc., Cornerstone Pharmaceuticals, Inc., Forma Therapeutics Holdings LLC, Shire Biochem Inc., Raze Therapeutics, Inc. and Selvita S.A. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

The commercial success of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third-party payors, including government health administration authorities and private health coverage insurers. If coverage and reimbursement is not available, or reimbursement is available only to limited levels, we, or any future collaborators, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any future collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we, or any future collaborators, might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability or the ability of any future collaborators to recoup our or their investment in one or more product candidates, even if our product candidates obtain marketing approval.

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any future collaborators, to commercialize any of our product candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from third-party payors. Third-party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of any future collaborators to sell our product candidates profitably. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of any future collaborators, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us, or any future collaborators, to decrease the price we, or they, might establish for products, which could result in lower than anticipated product revenue. If the prices for our products, if any, decrease or if governmental and other third-party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.

There may also be delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Reimbursement rates may vary, by way of example, according to the use of the product and the clinical setting in which it is used. Reimbursement rates may also be based on reimbursement levels already set for lower cost drugs or may be incorporated into existing payments for other services.

In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We cannot be sure that coverage will be available for any product candidate that we, or any future collaborator, commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any of our product candidates for which we, or any future collaborator, obtain marketing approval could significantly harm our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

We and our collaborators face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we or they commercially sell any medicines that we or they may develop. If we or our collaborators cannot successfully defend ourselves or themselves against claims that our product candidates or medicines caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or medicines that we may develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	significant costs to defend the related litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue;

•	reduced resources of our management to pursue our business strategy; and

•	the inability to commercialize any medicines that we may develop.

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

In April 2010, we entered into the 2010 Agreement. The collaboration involves a complex allocation of rights, provides for milestone payments to us based on the achievement of specified clinical development, regulatory and commercial milestones, provides us with royalty-based revenue if certain product candidates are successfully commercialized and provides for cost reimbursements of certain development activities. The 2010 Agreement also provided for additional payments upon Celgene’s election to extend the term of the discovery phase, and in December 2014 Celgene elected to extend the discovery phase until April 2016, marking the final year of the discovery collaboration under the 2010 Agreement. In April 2015, we entered into the AG-881 Agreements. We cannot predict the success of these collaborations.

We may seek other third-party collaborators for the development and commercialization of our product candidates. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates, including our collaborations with Celgene, pose the following risks to us:

•	Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations. For example, under our collaborations with Celgene, development and commercialization plans and strategies for licensed programs, such as AG-221, will be conducted in accordance with a plan and budget approved by a joint committee comprised of equal numbers of representatives from each of us and Celgene, as to which Celgene may have final decision-making authority.

•	Collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities. For example, under the 2010 Agreement, it is possible for Celgene to elect not to progress into preclinical development a product candidate that we have nominated and the joint research committee confirmed, without triggering a termination of the collaboration arrangement.

•	Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing. For example, under the 2010 Agreement, it is possible for Celgene to terminate the agreement, upon 90 days prior written notice, with respect to any product candidate at any point in the research, development and clinical trial process, without triggering a termination of the remainder of the collaboration arrangement.

•	Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our medicines or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.

•	Collaborators with marketing and distribution rights to one or more medicines may not commit sufficient resources to the marketing and distribution of such medicine or medicines.

•	Collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation. For example, under specified circumstances Celgene has the first right to maintain or defend our intellectual property rights under the 2010 Agreement with respect to certain licensed programs and, although we may have the right to assume the maintenance and defense of our intellectual property rights if Celgene does not, our ability to do so may be compromised by Celgene’s actions.

•	Disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our medicines or product candidates or that result in costly litigation or arbitration that diverts management attention and resources.

•	We may lose certain valuable rights under circumstances identified in our collaborations, including, in the case of our agreements with Celgene, if we undergo a change of control.

•	Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. For example, Celgene can terminate its agreements with us, in their entirety or with respect to any program under the 2010 Agreement, upon 90 days’ notice and can terminate each entire agreement with us in connection with a material breach of the agreement by us that remains uncured for 60 days.

•	Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all.

•	If a present or future collaborators of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.

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

We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators. For example, during the discovery phase of the 2010 Agreement, we may not directly or indirectly develop, manufacture or commercialize, except pursuant to the agreement, any medicine or product candidate for any cancer indication: with specified activity against certain metabolic targets except in connection with certain third-party collaborations; or with specified activity against any collaboration target, or any target for which Celgene is conducting an independent program that we elected not to buy in to. Following the discovery phase until termination or expiration of the 2010 Agreement, either in its entirety or with respect to the relevant program, we may not directly or indirectly develop, manufacture or commercialize, outside of the collaboration, any medicine or product candidate with specified activity against any collaboration target that is within a licensed program or against any former collaboration target against which Celgene is conducting an independent program under the agreement.

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

We do not independently conduct clinical trials of any of our product candidates. We rely and expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. In addition we currently rely and expect to continue to rely on third parties to conduct some aspects of our research and preclinical testing. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third-parties or to do so on commercially reasonable terms. Switching or adding additional third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays may occur in our product development activities. Although we seek to carefully manage our relationships with our CROs, we could encounter similar challenges or delays in the future and these challenges or delays could have a material adverse impact on our business, financial condition and prospects.

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

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. In addition, these third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our on-going clinical, nonclinical and preclinical programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines. As a result, our results of operations and the commercial prospects for our medicines would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing and for commercial supply of any of these product candidates for which we or our collaborators obtain marketing approval. To date, we have obtained materials for AG-221, AG-120, AG-881, AG-348 and AG-519 for our ongoing preclinical and clinical testing from third-party manufacturers. We do not have any long-term supply agreements with the third-party manufacturers, and we purchase our required drug supply on a purchase order basis.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary medicines and technology. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and medicines that are important to our business. We do not yet have issued patents for all our lead product candidates in all markets we intend to commercialize.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our technology or medicines or that effectively prevent others from commercializing competitive technologies and medicines. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore we cannot be certain that we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

Assuming the other requirements for patentability are met, prior to March 2013, in the United States, the first to make the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. Beginning in March 2013, the United States transitioned to a first inventor to file system in which, assuming the other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent. We may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize medicines without infringing third-party patent rights.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We have in the past and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our medicines and technology, including interference proceedings before the U.S. Patent and Trademark Office. For example, in 2011, The Leonard and Madlyn Abramson Family Cancer Research Institute at the Abramson Cancer Center of the University of Pennsylvania initiated a lawsuit against us, one of our founders, Craig B. Thompson, M.D., and Celgene, alleging misappropriation of intellectual property and, in 2012, the Trustees of the University of Pennsylvania initiated a similar lawsuit against us and Dr. Thompson. Each of these lawsuits was settled in 2012. No other legal proceedings have been filed against us to date. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we or one of our collaborators are found to infringe a third party’s intellectual property rights, we or they could be required to obtain a license from such third party to continue developing and marketing our medicines and technology. However, we or our collaborators may not be able to obtain any required license on commercially reasonable terms or at all. Even if we or our collaborators were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. We or our collaborators could be forced, including by court order, to cease developing and commercializing the infringing technology or medicine. In addition, we or our collaborators could be found liable for monetary damages. A finding of infringement could prevent us or our collaborators from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we or our collaborators have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. If we or our collaborators are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or they will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and comparable regulatory authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We and our collaborators have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process.

Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

Accordingly, if we or our collaborators experience delays in obtaining approval or if we or they fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired.

A fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

In the United States, AG-221 and AG-120 received fast track designation for treatment of patients with acute myelogenous leukemia, or AML, that harbor an IDH2 and IDH1 mutation, respectively. If a drug is intended for the treatment of a serious or life-threatening disease or condition and the drug demonstrates the potential to address unmet medical needs for this disease or condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for such designation, the FDA may decide not to grant it. Even though AG-221 and AG-120 have received fast track designation for treatment of patients with AML that harbor an IDH2 and IDH1 mutation, respectively, we may not experience a faster development process, review or approval, if at all, compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

Failure to obtain marketing approval in foreign jurisdictions would prevent our medicines from being marketed in such jurisdictions.

In order to market and sell our medicines in the European Union and many other jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our medicines in any market.

Any product candidate for which we or our collaborators obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our medicines, when and if any of them are approved.

Any product candidate for which we or our collaborators obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such medicine, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control and manufacturing, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the medicine may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine, including the requirement to implement a risk evaluation and mitigation strategy.

The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our medicines for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our medicines, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such medicine, manufacturers or manufacturing processes;

•	restrictions on the labeling or marketing of a medicine;

•	restrictions on distribution or use of a medicine;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning letters or untitled letters;

•	withdrawal of the medicine from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of medicines;

•	damage to relationships with any potential collaborators;

•	unfavorable press coverage and damage to our reputation;

•	fines, restitution or disgorgement of profits or revenue;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of our medicines;

•	product seizure;

•	injunctions or the imposition of civil or criminal penalties; and

•	litigation involving patients using our medicines.

Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the European Union’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

Our relationships with healthcare providers, physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which, in the event of a violation, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•	the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $5,500 to $11,000 per false claim;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals, with data collection beginning in August 2013; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Current and future legislation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of our other product candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our other product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we, or any future collaborators, may receive for any approved products.

For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA. Among the provisions of the PPACA of potential importance to our business and our product candidates are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report certain financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•	a new Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs; and

•	a Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models.

Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislation, will continue until 2025. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and may otherwise affect the prices we may obtain for any of our product candidates for which regulatory approval is obtained.

We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our medicines. Moreover, legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent product labeling and post-marketing testing and other requirements.

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

We may engage in acquisitions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources.

In the future, we may enter into transactions to acquire other businesses, products or technologies. Because we have not made any acquisitions to date, our ability to do so successfully is unproven. If we do identify suitable candidates, we may not be able to make such acquisitions on favorable terms, or at all. Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our common stock or other equity securities to the stockholders of the acquired company, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by the indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Acquisitions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or the effect that any such transactions might have on our operating results.

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

The price of our common stock is likely to be volatile, which could result in substantial losses for purchasers of our common stock.

The trading price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since January 1, 2014 the price of our common stock on the NASDAQ Global Select Market has ranged from $21.70 per share to $138.85 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	the timing and results of clinical trials of product candidates;

•	commencement or termination of collaborations for our development programs;

•	failure or discontinuation of any of our development programs;

•	results of clinical trials of product candidates of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to develop additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results or development timelines;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or other stockholders;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Certain stockholders hold a substantial number of shares of our common stock. If such stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

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

Certain holders of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates. Any sales of securities by these stockholders who have exercised registration rights could have a material adverse effect on the trading price of our common stock.

Our executive officers, directors and principal stockholders maintain the ability to significantly influence all matters submitted to stockholders for approval.

As of December 31, 2015, our executive officers, directors and a small group of stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

As a public company, and particularly since January 1, 2015 when we ceased to be an “emerging growth company,” we have incurred and will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish with our periodic Exchange Act reports a report by our management on our internal control over financial reporting and are required to include with our annual report an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404, we have engaged in a process to document and evaluate our internal control over financial reporting, which has been, and will continue to be, both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, from time to time, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On September 15, 2014, we entered into an operating lease agreement, or the Lease, for approximately 74,500 square feet of office and laboratory space located at 88 Sidney Street, Cambridge, Massachusetts. Concurrently, we also entered into an agreement to terminate a preexisting lease under which we leased approximately 38,500 square feet of office and laboratory space located at 38 Sidney Street, Cambridge, Massachusetts. On November 21, 2014, we entered into a first amendment to the Lease, or the First Amendment, to expand the rentable square footage of the leased space at 88 Sidney Street to approximately 113,200 square feet. Our lease at 38 Sidney Street terminated on June 15, 2015. On July 20, 2015, we entered into a second amendment to the Lease, or the Second Amendment, to expand the rentable square footage at 88 Sidney Street to approximately 146,030 square feet. The initial term of the Lease, including First Amendment and Second Amendment, will terminate on May 15, 2022. At the end of the initial lease term, we have the option to extend the Lease for two consecutive terms of five years at the fair market rent at the time of the extension.

We believe our existing facilities are adequate for our current needs and that additional space will be available in the future on commercially reasonable terms as needed.

Item 3. Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been publicly traded on the NASDAQ Global Select Market under the symbol “AGIO” since July 24, 2013. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sales prices of our common stock as reported on the NASDAQ Global Select Market for each quarter in the years ended December 31, 2015 and 2014.

2015	High	Low
First Quarter	$138.85	$88.03
Second Quarter	$126.35	$90.58
Third Quarter	$120.96	$67.52
Fourth Quarter	$81.77	$48.00

2014	High	Low
First Quarter	$49.79	$21.70
Second Quarter	$50.37	$31.42
Third Quarter	$69.50	$33.01
Fourth Quarter	$124.39	$58.55

Holders

As of February 23, 2016, there were approximately 21 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

The following graph compares the performance of our common stock to The NASDAQ Composite Index and to The NASDAQ Biotechnology Index from July 24, 2013 (the first date that shares of our common stock were publicly traded) through December 31, 2015. The comparison assumes $100 was invested after the market closed on July 24, 2013 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of shares of our common stock during the fourth quarter of 2015.

Item 6. Selected Consolidated Financial Data

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements included in this Annual Report on Form 10-K. We have derived the statement of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 from our audited consolidated financial statements not included in this Annual report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
(in thousands, except share and per share amounts)	2015	2014	2013	2012	2011
Consolidated statements of operations:
Collaboration revenue – related party(1)	$59,119	$65,358	$25,548	$25,106	$21,837
Operating expenses:
Research and development (net of $25,173 of cost reimbursement from related party for the year ended December 31, 2015)	141,827	100,371	54,502	41,037	31,253
General and administrative	35,992	19,120	9,929	7,064	7,215

Total operating expenses	177,819	119, 491	64,431	48,101	38,468

Loss from operations	(118,700)	(54,133)	(38,883)	(22,995)	(16,631)
Interest income	968	203	55	69	132

Loss before (benefit) provision for income taxes	(117,732)	(53,930)	(38,828)	(22,926)	(16,499)
(Benefit) provision for income taxes	—	(426)	579	(2,824)	7,207

Net loss	(117,732)	(53,504)	(39,407)	(20,102)	(23,706)
Cumulative preferred stock dividends	—	—	(4,162)	(7,190)	(3,100)

Net loss applicable to common stockholders	$(117,732)	$(53,504)	$(43,569)	$(27,292)	$(26,806)

Net loss per share applicable to common stockholders – basic and diluted	$(3.15)	$(1.59)	$(2.83)	$(8.02)	$(8.90)

Weighted-average number of common shares used in net loss per share applicable to common stockholders – basic and diluted	37,429,262	33,667,024	15,415,373	3,401,719	3,013,366

(1)	In July 2014 and in April 2015 we amended our collaboration agreement with Celgene. Refer to the discussion in Note 3 to the consolidated financial statements appearing elsewhere in this Annual Report for further explanation of the amendments’ impact on collaboration revenue.

	As of December 31,
(in thousands)	2015	2014	2013(1)	2012	2011
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$375,907	$467,447	$193,894	$127,976	$179,168
Total assets	420,065	491,904	201,205	137,008	194,470
Total liabilities	74,947	67,538	69,723	93,110	131,330
Convertible preferred stock	—	—	—	115,922	115,922
Common stock	38	37	31	3	3
Additional paid-in capital	630,078	591,334	244,881	2,012	1,127
Accumulated deficit	(284,680)	(166,948)	(113,444)	(74,037)	(53,935)
Total stockholders’ equity (deficit)	345,118	424,366	131,482	(72,024)	(52,782)

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

Overview

We are a biopharmaceutical company committed to applying our scientific leadership in the field of cellular metabolism to transform the lives of patients with cancer and rare genetic metabolic disorders, or RGDs, which are a subset of orphan genetic metabolic diseases. Metabolism is a complex biological process involving the uptake and assimilation of nutrients in cells to produce energy and facilitate many of the processes required for cellular division and growth. We focus our efforts on using cellular metabolism, an unexploited area of biological research with disruptive potential, as a platform for developing potentially transformative small molecule medicines. Our most advanced cancer product candidates are AG-221 and AG-120, which target mutated isocitrate dehydrogenase 2 and 1, or IDH2 and IDH1, respectively, and AG-881, which targets both mutated IDH1 and mutated IDH2. These mutations are found in a wide range of hematological malignancies and solid tumors. The lead product candidate in our RGD programs, AG-348, targets pyruvate kinase-R for the treatment of pyruvate kinase deficiency. Pyruvate kinase deficiency is a rare disorder that often results in severe hemolytic anemia due to inherited mutations in the pyruvate kinase enzyme within red blood cells.

In April 2010, we entered into a discovery and development collaboration and license agreement, or the 2010 Agreement, with Celgene Corporation, or Celgene, focused on targeting cancer metabolism. The goal of the collaboration under the 2010 Agreement is to discover, develop and commercialize disease-altering therapies in oncology arising out of our cancer metabolism research platform that have achieved development candidate status. On December 8, 2014, Celgene elected to extend the period of its exclusivity for an additional year to April 2016. The extension marks the final year of the discovery phase and Celgene will maintain its exclusive option to certain drug candidates that emerge from our cancer metabolism research platform through April 2016. We received a $20.0 million payment as a result of the extension in May 2015.

Under the terms of the 2010 Agreement, we lead research, preclinical and early development efforts through phase 1, while Celgene received an option to obtain exclusive rights either upon Investigational New Drug application, or IND, acceptance or at the end of phase 1 to further develop and commercialize medicines emerging from our cancer metabolism research. Celgene would lead and fund global development and commercialization of development candidates for which it exercises its option to obtain a co-commercialization license, and we would retain development and commercialization rights in the United States for development candidates for which we exercise our option to retain a split license. On all programs under the 2010 Agreement for which Celgene exercises its option, we are eligible to receive up to $120.0 million in milestone-based payments as well as royalties on any sales.

We nominated AG-221 and AG-120 during the discovery phase of the collaboration under the 2010 Agreement. In June 2014, Celgene exercised its exclusive option to license AG-221 and gained worldwide development and commercialization rights for AG-221. In addition to contributing our scientific and translational expertise, we continue to conduct certain clinical development and regulatory activities within the AG-221 development program while transitioning responsibilities to Celgene, which will lead later development activities. Celgene exercised its exclusive option to license development and commercialization rights to AG-120 outside the United States during the three months ended March 31, 2015. We retain U.S. development and commercialization rights for AG-120.

During April 2015, we selected a third novel IDH mutant inhibitor, AG-881, for clinical development. On April 27, 2015, we entered into a joint worldwide development and profit share collaboration and license agreement with Celgene and our wholly owned subsidiary, Agios International Sarl, which was organized in Switzerland in April 2015, entered into a collaboration and license agreement with Celgene International II Sarl. We refer to these agreements collectively as the AG-881 Agreements. The AG-881 Agreements establish a worldwide collaboration focused on the development and commercialization of AG-881 products. Under the terms of the AG-881 Agreements, we received initial upfront payments totaling $10.0 million in May 2015 and are eligible to receive up to $70.0 million in milestone-based payments. We and Celgene will equally split all worldwide development costs, subject to specified exceptions, as well as any profits from any net sales of, or commercialization losses related to, licensed AG-881 products.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials. To date, we have financed our operations primarily through funding received from the 2010 Agreement, the AG-881 Agreements, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene and our follow-on public offerings. Substantially all of our revenue to date has been collaboration revenue received from Celgene.

Since inception, we have incurred significant operating losses. Our net losses were $117.7 million, $53.5 million and $39.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $248.7 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from year to year. We anticipate that our expenses will increase significantly as we continue to advance and expand clinical development activities for our lead programs, AG-221, AG-120, AG-881 and AG-348, as well as AG-519, our second product candidate that is a potent activator of the PKR enzyme; continue to discover and validate novel targets and drug product candidates; expand and protect our intellectual property portfolio; and hire additional commercial, development and scientific personnel.

Financial Operations Overview

Revenue

Through December 31, 2015, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the near future. Primarily all of our revenue to date has been derived from our collaborations with Celgene. In the future, we will seek to generate revenue from a combination of product sales and upfront payments, cost reimbursements, milestone payments and royalties on future product sales.

Collaboration and license revenue

Arrangement consideration is allocated to each separately identified unit of accounting based on the relative selling price, using our best estimate of selling price of each deliverable. The provisions of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 605-25, Multiple-Element Arrangements are then applied to each unit of accounting to determine the appropriate revenue recognition. In the event that a deliverable of a multiple element arrangement does not represent a separate unit of accounting, we recognize revenue from the combined units of accounting over the term of the related contract or as undelivered items are delivered, as appropriate.

Revenue is recognized under the proportional performance method for certain units of accounting. The amount recognized is determined based on the consideration allocated to each unit of accounting based on the ratio of the level of effort incurred to date compared to the total estimated level of effort required to complete our performance obligations under the unit of accounting. Determining the total estimated level of effort required to complete all performance obligations requires management judgment and estimation, including assumptions regarding future operating performance, the timelines of the clinical trial approvals and the estimated patient populations.

Reimbursement of research and development costs by Celgene is recognized as revenue, provided we have determined that we are acting primarily as a principal in the transaction according to the provisions outlined in FASB ASC 605-45, Revenue Recognition – Principal Agent Considerations, the amounts are determinable and collection of the related receivable is reasonably assured.

Milestone revenue

We recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. At the inception of each arrangement that includes milestone payments, we evaluate each contingent payment on an individual basis to determine whether they are considered substantive milestones, specifically reviewing factors such as the degree of certainty in achieving the milestone, the research and development risk and other risks that must be overcome to achieve the milestone, as well as the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

Revenue from milestones, if they are nonrefundable and deemed substantive, are recognized upon achievement of the milestones. We recognize revenue associated with the non-substantive milestones upon achievement of the milestone if there are no undelivered elements and we have no remaining performance obligations.

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

•	employee-related expenses including salaries, benefits and stock-based compensation expense;

•	expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct research and development and both preclinical and clinical activities on our behalf and the cost of consultants;

•	the cost of lab supplies and acquiring, developing and manufacturing preclinical and clinical study materials; and

•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other operating costs.

Research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed. Reimbursements received from Celgene for certain third-party and internal costs for which we are not the principal in the transaction according to the provisions of ASC 605-45 are recorded as a reduction to research and development expense.

The following summarizes our most advanced current research and development programs.

AG-221: lead IDH2 program

AG-221 is an orally available, selective, potent inhibitor of the mutated IDH2 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH2 mutations, including those with acute myeloid leukemia, or AML, who have a historically poor prognosis. On June 16, 2014, the U.S. Food and Drug Administration, or FDA, granted us orphan drug designation for AG-221 for treatment of patients with AML. On August 13, 2014, we announced that the FDA granted fast track designation to AG-221 for treatment of patients with AML that harbor an IDH2 mutation. We have been evaluating AG-221 in several phase 1 dose-escalation clinical trials evaluating both hematological and solid tumor cancers with IDH2 mutations. To date, all clinical data reported by us in hematological cancers highlights that the mechanism of response is consistent with preclinical studies, including substantial reduction of plasma 2-hydroxygluturate, or 2HG, levels, as well as evidence of cellular differentiation and normalization of cell counts in the bone marrow and blood. This differentiation effect is distinct from that seen with traditional chemotherapeutics commonly used to treat AML.

In June 2014, Celgene exercised its option to an exclusive global license for development and commercialization of AG-221 under the 2010 Agreement. Under the 2010 Agreement, Celgene is responsible for all development costs for AG-221. We are eligible to receive up to $120.0 million in milestone payments and a tiered royalty on any net sales of products containing AG-221. In January 2016, in conjunction with the initiation of AG-221 phase 3 trials we received a milestone payment of $25.0 million. We also have the right to conduct a portion of any commercialization activities for AG-221 in the United States. In addition to contributing our scientific and translational expertise, we will continue to conduct some clinical development and regulatory activities within the AG-221 development program in collaboration with Celgene.

AG-120: lead IDH1 program

AG-120 is an orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH1 mutations. Mutations in IDH1 have been identified in difficult to treat hematologic and solid tumor cancers, including AML, chondrosarcoma and cholangiocarcinoma where both the treatment options and prognosis for patients are poor. In March 2014, we initiated two phase 1, multicenter, open-label, dose-escalation and expansion clinical trials for AG-120, one designed to assess the safety, clinical activity and tolerability of AG-120 as a single agent in patients with advanced hematologic malignancies and the second designed to evaluate the safety, clinical activity and tolerability of AG-120 in patients with advanced solid tumors. Both trials are only enrolling patients that carry an IDH1 mutation. On May 18, 2015, we announced that the FDA granted fast track designation to AG-120 for treatment of patients with AML that harbor an IDH1 mutation. On June 10, 2015, the FDA granted us orphan drug designation for AG-120 for treatment of patients with AML.

Celgene exercised its exclusive option to license development and commercialization rights to AG-120 outside the United States during the three months ended March 31, 2015. We had previously elected to exercise our option to retain development and commercialization rights to AG-120 in the United States in January 2014. Upon Celgene’s exercise of its exclusive option under the terms of our 2010 Agreement, Celgene leads development and commercialization outside the United States, and we lead development and commercialization in the United States. Celgene is responsible for future development and commercialization costs specific to countries outside the United States, we are responsible for future development and commercialization costs specific to the United States, and we and Celgene will equally fund the future global development costs of AG-120 that are not specific to any particular region or country. Celgene is eligible to receive tiered royalties on any net sales in the United States. We are eligible to receive tiered royalties on any net sales outside the United States and up to $120.0 million in payments on achievement of certain milestones. We are also eligible to receive an additional one-time payment of $25.0 million upon the dosing of the last patient in an Agios-sponsored phase 2 clinical trial for AG-120.

AG-881: lead pan-IDH program

AG-881 is an orally available, selective, brain-penetrant, pan-IDH mutant inhibitor, which provides added flexibility to our current portfolio of IDH mutant inhibitors. AG-881 successfully completed IND-enabling studies in April 2015. We and Celgene are jointly collaborating on a worldwide development program, wherein we share worldwide development costs and profits and Celgene would book any worldwide commercial sales. We will lead commercialization in the United States with both companies sharing equally in field-based commercial activities, and Celgene will lead commercialization outside of the United States with us providing one third of field-based commercial activities in the major EU markets.

We have been evaluating AG-881 in several phase 1 dose-escalation clinical trials evaluating both hematological and solid tumor cancers with pan-IDH mutations.

AG-348: lead pyruvate kinase deficiency program

AG-348 is an orally available small molecule and a potent activator of the wild-type (normal) and mutated PKR enzyme, which has resulted in restoration of ATP levels and a decrease in 2,3-DPG levels in blood sampled from patients with PK deficiency in nonclinical studies. The wild-type PKR activity of AG-348 allowed the study of enzyme activation in healthy volunteers, providing an opportunity to understand the safety, dosing and pharmacodynamic activity of AG-348 prior to entering a proof-of-concept study in patients. On March 24, 2015, the FDA granted us orphan drug designation for AG-348 for treatment of patients with PK deficiency.

We have worldwide development and commercial rights to AG-348 and expect to fund the future development and commercialization costs related to this program.

AG-519: a second novel PKR activator

AG-519 is an orally available small molecule and our second product candidate that is a potent activator of the PKR enzyme. We initiated a placebo-controlled phase 1 clinical trial of AG-519 in healthy volunteers in the first quarter of 2016. This trial will be an integrated single ascending dose and multiple ascending dose trial.

We have worldwide development and commercial rights to AG-519 and expect to fund the future development and commercialization costs related to this program.

Other research and platform programs

Other research and platform programs include activities related to exploratory efforts, target validation and lead optimization for our discovery and follow-on programs and our proprietary metabolomics platform.

We use our employee and infrastructure resources across multiple research and development programs, and we allocate internal employee-related and infrastructure costs, as well as certain third-party costs, net of reimbursements from Celgene, to each of these programs based on the personnel resources allocated to such program. Our research and development expenses, by major program, are outlined in the table below:

	For the years ended December 31,

(in thousands)	2015	2014	2013
IDH2 (AG-221)	$9,612	$23,455	$10,041
IDH1 (AG-120)	47,441	23,603	11,573
Pan-IDH (AG-881)	13,254	9,136	2,307
PK deficiency (AG-348)	19,597	16,075	6,892
PKR activator (AG-519)(1)	6,820	—	—
Other research and platform programs	45,103	28,102	23,689

Total research and development expenses	$141,827	$100,371	$54,502

(1)	Research and development expenses related to AG-519 were not tracked separately by us until 2015. AG-519 research and development expenses incurred in the years ended December 31, 2014 and 2013 are included within other research and platform programs.

Research and development expenses for AG-221 for the year ended December 31, 2015 are net of $8.0 million in reimbursement of certain third-party costs under the 2010 Agreement, as amended, which are classified as a reduction of research and development expense. No reimbursements were recognized in our research and development costs during the years ended December 31, 2014 and 2013.

Research and development expenses for AG-120 for the year ended December 31, 2015 are net of $14.2 million in reimbursement of certain third-party and internal costs under the 2010 Agreement, as amended, which are classified as a reduction of research and development expense. No reimbursements were recognized in our research and development costs during the years ended December 31, 2014 and 2013.

Research and development expenses for AG-881 for the year ended December 31, 2015 are net of $3.0 million in reimbursement of certain third-party and internal costs under the 2010 Agreement, as amended, which are classified as a reduction of research and development expense. No reimbursements were recognized in our research and development costs during the years ended December 31, 2014 and 2013.

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from AG-221, AG-120, AG-881, AG-348, AG-519 or any of our other product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

Revenue recognition

We recognize revenue in accordance with ASC 605, Revenue Recognition. Accordingly, revenue is recognized for each unit of accounting when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the seller’s price to the buyer is fixed or determinable; and

•	collectability is reasonably assured.

Our revenue to date has primarily been generated from the 2010 Agreement and the AG-881 Agreements.

Collaboration and License Revenue

In January 2011, we adopted the FASB Accounting Standards Update (ASU) No. 2009-13, Multiple-Element Revenue Arrangements (ASU No. 2009-13), on a prospective basis for all revenue arrangements entered into or materially modified after the adoption date. The 2010 Agreement was entered into prior to January 1, 2011 and we initially applied our pre-2011 accounting policy with respect to the arrangement. Under this policy, when evaluating multiple element arrangements, we considered whether the components of the arrangement should be accounted for individually as separate units of accounting based on whether (1) the elements have stand-alone value, and (2) we are able to estimate the fair value of all undelivered elements under the arrangement.

In July 2014, we amended our collaboration agreement with Celgene. The amendment was determined to be a material modification pursuant to ASU No. 2009-13, and we began recognizing revenue for the arrangement under this guidance on a prospective basis, as discussed further in Note 3 to our consolidated financial statements appearing elsewhere in this Annual Report. As required, all new contracts or modifications to existing contracts, including the AG-881 Agreements entered into in April 2015, are accounted for under ASC 605-25.

Pursuant to ASC 605-25, revenue arrangements where multiple products or services are sold together are evaluated to determine if each deliverable represents a separate unit of accounting based on the following criteria:

•	Delivered item or items have value to the customer on a standalone basis, and

•	If the arrangement includes a general right of return relative to the delivered item or items, delivery or performance of the undelivered item or items is considered probable and substantially in the control of the vendor.

The arrangement consideration is then allocated to each separately identified unit of accounting based on the relative selling price, using our best estimate of selling price of each deliverable if vendor specific objective evidence or third party evidence is not available. The provisions of ASC 605-25 are then applied to each unit of accounting to determine the appropriate revenue recognition. In the event that a deliverable of a multiple element arrangement does not represent a separate unit of accounting, we recognize revenue from the combined units of accounting over the term of the related contract or as undelivered items are delivered, as appropriate.

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

Reimbursement of research and development costs by Celgene is recognized as revenue, provided we have determined that we are acting primarily as a principal in the transaction according to the provisions outlined in ASC 605-45, the amounts are determinable and collection of the related receivable is reasonably assured.

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

Milestone Revenue

We apply the provisions of FASB’s ASU No. 2010-17, Revenue Recognition – Milestone Method pursuant to which management may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. In accordance with ASU 2010-17, at the inception of each arrangement that includes milestone payments, we evaluate each contingent payment on an individual basis to determine whether they are considered substantive milestones, specifically reviewing factors such as the degree of certainty in achieving the milestone, the research and development risk and other risks that must be overcome to achieve the milestone, as well as the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement. This evaluation includes an assessment of whether (a)

the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

Revenue from milestones, if they are nonrefundable and deemed substantive, are recognized upon achievement of the milestones. We recognize revenue associated with the non-substantive milestones upon achievement of the milestone if there are no undelivered elements and we have no remaining performance obligations.

Accrued research and development expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	CROs in connection with clinical studies;

•	investigative sites in connection with clinical studies;

•	vendors in connection with preclinical development activities; and

•	vendors related to product manufacturing, development and distribution of clinical supplies.

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

Stock-based compensation

We account for our stock-based compensation awards in accordance with ASC Topic 718, Compensation – Stock Compensation (ASC 718). ASC 718 requires all share-based payments to employees, including grants of employee and non-employee director stock options, to be recognized in the consolidated statements of operations based on their grant date fair values. For stock options granted to employees and to members of the board of directors for their services on the board of directors, we estimate the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires our management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. Due to the lack of company specific historical and implied volatility data, we based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. For these analyses, we select companies with comparable characteristics to ours, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We estimate the expected life of our employee stock options using the “simplified” method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option were based on the U.S. Treasury yield curve in effect during the period the options were granted.

We are also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from its estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest.

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

Share-based payments issued to non-employees are initially recorded at their fair values and are revalued at each reporting date and as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC Topic 505, Equity. For equity instruments granted to non-employees, we recognize stock-based compensation expense using an accelerated recognition method.

If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. There have not been any material changes in our estimated fair values to date.

Performance-based stock options and performance-based stock units

Performance-based vesting criteria for stock options and stock units primarily relate to milestone events specific to our corporate goals, including but not limited to certain preclinical development, clinical development and regulatory milestones related to our product candidates. Stock-based compensation expense associated with these performance-based stock options and stock units are recognized if the performance condition is considered probable of achievement using management’s best estimates. Stock-based compensation related to performance-based milestones deemed to have been achieved is either fully recognized or is being recognized over the remaining service period.

Comparison of years ended December 31, 2015 and 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Years ended December 31,
(in thousands)	2015	2014	Dollar change	% change
Collaboration revenue – related party	$59,119	$65,358	$(6,239)	(9.5)%
Operating expenses:
Research and development (net of $25,173 of cost reimbursement from related party for the year ended December 31, 2015)	141,827	100,371	41,456	41.3
General and administrative	35,992	19,120	16,872	88.2

Loss from operations	(118,700)	(54,133)	(64,567)	119.3
Interest income	968	203	765	376.8
Income tax benefit	—	(426)	426	(100.0)

Net loss	$(117,732)	$(53,504)	$(64,228)	120%

Revenue. In July 2014, we amended our 2010 Agreement with Celgene which resulted in the application of new accounting guidance to the agreement. As a result of the amendment, we were required to evaluate the agreement under the new revenue recognition accounting guidance on a prospective basis, which resulted in additional revenue being recognized. Prior to the July 2014 amendment, arrangement consideration was recognized ratably over the estimated period of performance. Under this new guidance, the best estimate of selling price of all undelivered units of accounting was estimated and was determined to be less than the combination of future contractual consideration to be received and the remaining deferred revenue balance at the amendment date. As a result, we immediately recognized revenue on the amendment date related to the excess of total consideration over the best estimate of selling price of undelivered elements, which fundamentally relates to previously delivered elements under the agreement and includes the exclusive global license for development and commercialization of AG-221 and the reimbursement of on-going development costs related to AG-221 through the amendment date. For the period January 1, 2014 through the amendment date, we recognized a total of $42.7 million in revenue under the previous accounting guidance and upon the modification. We recognized $22.7 million in revenue related to the units of accounting subsequent to the modification date. For the year ended December 31, 2015, we recognized $59.1 million in revenue under the new accounting guidance, which includes $27.8 million upon delivery of the ex-U.S. license for AG-120 and U.S. and ex-U.S. licenses for AG-881.

Research and development expense. The increase in research and development expenses was primarily attributable to net increases of $8.5 million in external services and $32.9 million in internal expenses; both of these increases are inclusive of $25.2 million in reimbursement of certain costs related to AG-221, AG-120 and AG-881, which are recorded as a reduction of research and development expenses. During the year ended December 31, 2015, we recognized certain cost reimbursements related to our on-going development activities under our IDH programs for which we are no longer acting as the principal in the transaction as a reduction of research and development expenses. No cost reimbursements were recorded as a reduction of research and development expenditures during the year ended December 31, 2014.

The increase in external services in 2015 was attributable to the following:

•	increases of approximately $13.3 million and $0.3 million for external clinical studies and manufacturing activities for our lead product candidates AG-120 and AG-881, respectively, offset by decreases of approximately $15.5 million and $0.2 million for external clinical studies and manufacturing activities for our lead product candidates AG-221 and AG-348, respectively;

•	an increase of approximately $3.9 million for preclinical studies for our product candidate AG-519; and

•	an increase of approximately $6.7 million for costs related to other early research and platform programs.

We incurred approximately $32.9 million of additional internal research and development expenses related to the following:

•	an increase of $22.1 million in personnel costs related to an increase in our internal headcount of 67%, which includes an increase of $10.7 million in stock-based compensation expense; and

•	an increase of approximately $10.8 million for facilities and other related expenses.

General and administrative expense. The increase in general and administrative expense was primarily attributable to the following:

•	an increase of $14.1 million in personnel costs related to an increase in our internal headcount of 48% which includes an increase of $9.7 million for stock-based compensation expense;

•	an increase of $0.4 million in professional service costs and insurance costs; and

•	an increase of $2.4 million in certain operating expenses, including consulting and facility costs.

Interest income. Interest income increased primarily due to an increase in the average investment balance as a result of our follow-on offering in December 2014 and upfront and contractual reimbursements from Celgene under our collaboration agreement.

Income tax benefits. We did not have a provision for income taxes during 2015 due to our net loss. The benefit for income taxes of $0.4 million in 2014 was attributable to an abatement received in August 2014 from the Internal Revenue Service of $0.4 million related to penalties previously paid.

Comparison of years ended December 31, 2014 and 2013

The following table summarizes our results of operations for the years ended December 31, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Years ended December 31,
(in thousands)	2014	2013	Dollar change	% change
Collaboration revenue – related party	$65,358	$25,548	$39,810	155.8%
Operating expenses:
Research and development	100,371	54,502	45,869	84.2
General and administrative	19,120	9,929	9,191	92.6

Loss from operations	(54,133)	(38,883)	(15,250)	39.2
Interest income	203	55	148	269.1
(Benefit) provision for income taxes	(426)	579	(1,005)	(173.6)

Net loss	$(53,504)	$(39,407)	$(14,097)	35.8%

Revenue. In July 2014, we amended our 2010 Agreement with Celgene which resulted in the application of new accounting guidance to the agreement. As a result of the amendment, we were required to reevaluate the agreement under the new revenue recognition accounting guidance on a prospective basis. Prior to the July 2014 amendment, arrangement consideration was recognized ratably over the estimated period of performance. Under this new guidance, the best estimate of selling price of all undelivered units of accounting was estimated and was determined to be less than the combination of future contractual consideration to be received and the remaining deferred revenue balance at the amendment date. As a result, we immediately recognized revenue on the amendment date related to the excess of total consideration over the best estimate of selling price of undelivered elements, which fundamentally relates to previously delivered elements under the agreement and includes the exclusive global license for development and commercialization of AG-221 and the reimbursement of on-going reimbursable costs related to AG-221 through the amendment date. For the period January 1, 2014 through the amendment date, we recognized a total of $42.7 million in revenue under the previous accounting guidance and upon the modification. We recognized $22.7 million in revenue related to the units of accounting subsequent to the modification date.

Research and development expense. The increase in research and development expense was attributable to an increase of $33.8 million in external services and $12.1 million in internal expenses.

The increase in external services in 2014 was attributable to the following:

•	an increase of approximately $16.9 million of external costs related to phase 1 clinical trials, IND-enabling preclinical studies and manufacturing activities for our lead product candidates targeting IDH1 and PK deficiency;

•	an increase of approximately $11.6 million of external costs for phase 1 clinical trials and manufacturing activities for our lead product candidate targeting IDH2; and

•	an increase of approximately $5.3 million for costs related to other early research and platform programs.

We incurred approximately $12.1 million of additional internal research and development expenses related to the following:

•	an increase of $9.3 million in personnel costs related to an increase in our internal headcount of 30%, which includes an increase of $4.6 million in stock-based compensation expense primarily due to an increase in our stock price and our overall headcount; and

•	an increase of $2.0 million for facilities and an increase of $0.8 million for research materials and other related expenses related to our expanded research efforts.

General and administrative expense. The increase in general and administrative expense was primarily attributable to the following:

•	an increase of $5.2 million in personnel costs related to an increase in our internal headcount of 43%, which includes an increase of $3.8 million for stock-based compensation expense primarily due to an increase in our stock price and our overall headcount;

•	an increase of $2.1 million in professional service costs and insurance costs; and

•	an increase of $1.9 million in certain operating expenses, including travel and facility costs.

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

Liquidity and Capital Resources

Sources of liquidity

Since our inception, and through December 31, 2015, we have funded our operations through upfront, extension and cost reimbursement payments related to our collaboration agreements with Celgene, proceeds received from our issuance of preferred stock, our IPO and our follow-on public offerings, including private placement of common stock to an affilate of Celgene, which was completed concurrently with our IPO.

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn a significant amount of milestone payments and are entitled to cost reimbursement under our collaboration agreements with Celgene, including a $25.0 million clinical milestone payment which was received in January 2016. Our ability to earn the milestone payments and cost reimbursements and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and are uncertain at this time. Our right to payments under our collaboration agreement is our only committed potential external source of funds.

Cash flows

The following table provides information regarding our cash flows for the years ended December 31, 2015, 2014 and 2013:

	Years ended December 31,

(in thousands)	2015	2014	2013
Net cash used in operating activities	$(76,949)	$(59,353)	$(56,400)
Net cash provided by (used in) investing activities	128,309	(333,336)	(87,217)
Net cash provided by financing activities	6,373	335,160	123,880

Net increase (decrease) in cash and cash equivalents	$57,733	$(57,529)	$(19,737)

Net cash used in operating activities. The use of cash in all periods resulted primarily from funding our net losses adjusted for non-cash charges and changes in components of working capital. The increase in cash used in operating activities in the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily attributable to increased operating expenses which relate to increases in clinical study costs due to advancements in our lead product candidates, expanded facilities and increased staffing needs due to our expanding operations, offset by amounts reimbursed by Celgene. During the year ended December 31, 2015, we received $64.7 million related to our collaboration agreements compared to $40.1 million received during the year ended December 31, 2014. In addition, in January 2014, we paid $6.0 million as payment in full of our U.S. federal income tax liability related to the year ended December 31, 2011, including $1.5 million of interest and penalties accrued. We filed a carryback claim to apply the net losses incurred during the year ended December 31, 2013 against the previous taxable income and received $3.8 million of refundable income taxes during the year ended December 31, 2015.

The increase in cash used in operating activities in the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily attributable to increased operating expenses which primarily related to increases in clinical study costs due to advancements in our three lead programs, expanded facilities and increased staffing needs due to our expanding operations. In addition, we made a $6.0 million payment for our U.S. federal income tax obligations in January 2014. Our net loss for year ended December 31, 2014 was significantly reduced by approximately $40.1 million received from Celgene, a portion of which was recognized as revenue, compared to no such amounts received from Celgene in the year ended December 31, 2013. We recognized total revenue of $65.4 million in revenue related to Celgene during the year ended December 31, 2014 as compared to $25.5 million in revenue related to Celgene during the year ended December 31, 2013.

Net cash provided by (used in) investing activities. The cash provided by investing activities for the year ended December 31, 2015 was primarily the result of higher proceeds from maturities and sales of marketable securities in comparison to purchases of marketable securities, offset by $20.2 million in purchases of property and equipment. The cash used in investing activities for the year ended December 31, 2014 was primarily the result of higher purchases of marketable securities than proceeds from maturities and sales of marketable securities.

The increase in cash used in investing activities for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily the result of higher net purchases of marketable securities using funds received from our April 2014 and December 2014 common stock offerings and an increase of $0.9 million in purchases of property and equipment.

Net cash provided by financing activities. The cash provided by financing activities for the year ended December 31, 2015 was the result of proceeds received from stock option exercises and proceeds received from stock purchases made pursuant to our employee stock purchase plan.

The cash provided by financing activities for the year ended December 31, 2014 was primarily the result of the proceeds from the April 2014 and December 2014 follow-on public offerings of our common stock, net of underwriting discounts, commissions and expenses. The cash provided by financing activities for the year ended December 31, 2013 was primarily the result of proceeds from our initial public offering, net of underwriting discounts, commissions and expenses and proceeds from our concurrent private placement.

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

We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2015, together with anticipated interest income, and anticipated expense reimbursements under our collaboration agreements with Celgene will enable us to fund our operating expenses and capital expenditure requirements until at least late 2017. Our future capital requirements will depend on many factors, including:

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

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from sales of medicines that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than our collaborations with Celgene. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2015:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations(1)	$60,318	$8,829	$18,328	$19,262	$13,899
License agreements(2)	70	70	—	—	—
Purchase obligations(3)	—	—	—	—	—

Total contractual cash obligations	$60,388	$8,899	$18,328	$19,262	$13,899

(1)	Represents future minimum lease payments under our non-cancelable operating leases. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.
(2)	As discussed in Note 6 to the consolidated financial statements appearing elsewhere in this Annual Report, we have executed several agreements to license intellectual property. The license agreements require us to pay ongoing annual maintenance payments totaling $70,000 per year beginning in 2016. The minimum annual payments are perpetual; however, we have not included license maintenance payments beyond 2016 in the contractual obligations table above because the agreements are cancelable by us at any time upon 60-90 days prior written notice to the licensor.
(3)	We enter into agreements in the normal course of business with contract research organizations for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. We have not included these payments in the table of contractual obligations above since the contracts are cancelable at any time by us, generally upon 30 days prior written notice to the vendor. Under these agreements, as of December 31, 2015, we are obligated to pay up to $51.9 million to these vendors.

Other than the specific payments noted in the table of contractual obligations and as described in footnotes 2 and 3 above, milestone and royalty payments associated with certain agreements have not been included in the above table of contractual obligations as we cannot reasonably estimate if or when they will occur. At this time, no milestone payments, other than the milestone payments included in the table of contractual obligations, are probable of occurrence. Possible future payments under our arrangements include the following:

•	We have agreed to make milestone payments upon achieving various patent-related, clinical development, regulatory and sales-based milestones of up to $0.1 million, $1.6 million, $5.4 million and $4.2 million, respectively, to certain licensors. The license agreements also require that we remit royalties in amounts ranging from 0.5% to 2.5% based on net sales of products utilizing the licensed technology. We are also required to make payments in amounts ranging from 7.0% to 25% for non-royalty income received from any sublicense of the rights granted to us under such agreements. None of our lead product candidates utilize technology covered by these license agreements.

•	In August 2012, we entered into a license agreement pursuant to which the licensor granted us a worldwide exclusive license to certain intellectual property rights for the development of diagnostic products to detect the metabolism of certain cancers. We are obligated to pay the licensor up to $100,000 in milestone payments, contingent upon the issuance of certain patents. For each product developed under the agreement we have the right to elect to develop and commercialize the product or to grant the licensor an exclusive license to develop and commercialize the product. Under the agreement, the applicable party will pay to the other party a royalty based on worldwide net sales of products. In 2014, we incurred $50,000 in patent-based milestone expenses. To date, there have been no sales of products licensed. None of our lead product candidates utilize technology covered by the license agreement.

•	We entered into an agreement with a service provider to receive discounted upfront labor costs for a defined program in consideration of a milestone payment in five years from the effective date, as defined in the agreement. The milestone is dependent on us declaring a development candidate within the five-year contract term and is dependent on the origins of the development candidate. If the development candidate is derived from a new chemical class created by the service provider, the milestone will be two times the discounted upfront labor costs. If the development candidate is not derived from a new chemical class created by the service provider, the milestone will be equal to the discount on services provided to date. No milestone payment is due if no development candidate is declared within the five year period. In addition, should no development candidate be declared within three years and we remain active with the program, the service provider may at its discretion elect to request reimbursement of the discount on services provided to date and forgo the milestone payment. The election must be provided in writing within thirty days of the end of the three-year period. The accumulated discounted labor costs through December 31, 2015 are approximately $2.1 million. We have not accrued for the accumulated discount under the reimbursement option as we currently are unable to determine the probability of a development candidate being declared within a three-year period.

•	On November 10, 2009, we entered a research funding agreement whereby we received upfront grant monies to be utilized in the development and testing of brain cancer therapies in exchange for three separate $178,538 milestone payments. The milestones can be earned over a ten-year period from the agreement date and are dependent on us successfully commercializing a brain cancer therapy product. We will make separate milestone payments when we accumulate net profits of $5.0 million, $50.0 million and $250.0 million, respectively, from sales of the product. As of December 31, 2015, we have not commercialized a brain cancer therapy product.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2015, we had cash, cash equivalents and marketable securities of $375.9 million, consisting primarily of investments in U.S. Treasuries and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 10% change in interest rates would have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with contract research organizations that are located in Asia and Europe that are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2015 and December 31, 2014, we had minimal or no liabilities denominated in foreign currencies.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2015, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Agios Pharmaceuticals, Inc.

We have audited Agios Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Agios Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Agios Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Agios Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 26, 2016

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included, as applicable, in our definitive proxy statement to be filed with the SEC with respect to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1)   Financial Statements

The following documents are included on pages F-1 through F-35 attached hereto and are filed as part of this Annual Report on Form 10-K.

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

Date: February 26, 2016	By:	/s/ David P. Schenkein
David P. Schenkein, M.D President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David P. Schenkein David P. Schenkein, M.D.	President, Chief Executive Officer and Director (Principal executive officer)	Date: February 26, 2016

/s/ Glenn Goddard Glenn Goddard	Senior Vice President, Finance (Principal financial and accounting officer)	Date: February 26, 2016

/s/ Lewis C. Cantley Lewis C. Cantley, Ph.D.	Director	Date: February 26, 2016

/s/ Paul J. Clancy Paul J. Clancy	Director	Date: February 26, 2016

/s/ Douglas G. Cole Douglas G. Cole, M.D.	Director	Date: February 26, 2016

Kaye Foster-Cheek	Director	Date: February 26, 2016

/s/ Maykin Ho Maykin Ho, Ph.D.	Director	Date: February 26, 2016

/s/ Perry Karsen Perry Karsen	Director	Date: February 26, 2016

/s/ John M. Maraganore John M. Maraganore, Ph.D.	Director	Date: February 26, 2016

/s/ Robert T. Nelsen Robert T. Nelsen	Director	Date: February 26, 2016

/s/ Marc Tessier-Lavigne Marc Tessier-Lavigne, Ph.D.	Director	Date: February 26, 2016

Agios Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Agios Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Agios Pharmaceuticals, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Agios Pharmaceuticals, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Agios Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 26, 2016

Agios Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$71,764	$14,031
Marketable securities	245,238	328,034
Collaboration receivable – related party	8,225	6,492
Tenant improvement and other receivables	3,374	2,334
Prepaid expenses and other current assets	8,728	4,814
Refundable income taxes	—	3,841

Total current assets	337,329	359,546
Marketable securities	58,905	125,382
Property and equipment, net	23,220	6,386
Other assets	611	590

Total assets	$420,065	$491,904

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,748	$11,067
Accrued expenses	15,996	14,020
Deferred revenue – related party	19,665	35,686
Deferred rent	2,479	310
Other current liabilities	—	6

Total current liabilities	52,888	61,089

Deferred revenue, net of current portion – related party	4,699	2,725
Deferred rent, net of current portion	17,360	3,724
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized and 37,696,502 and 37,100,513 shares issued and outstanding at December 31, 2015 and 2014, respectively	38	37
Additional paid-in capital	630,078	591,334
Accumulated other comprehensive loss	(318)	(57)
Accumulated deficit	(284,680)	(166,948)

Total stockholders’ equity	345,118	424,366

Total liabilities and stockholders’ equity	$420,065	$491,904

See Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2015	2014	2013
Collaboration revenue – related party	$59,119	$65,358	$25,548
Operating expenses:
Research and development (net of $25,173 of cost reimbursement from related party for the year ended December 31, 2015)	141,827	100,371	54,502
General and administrative	35,992	19,120	9,929

Total operating expenses	177,819	119,491	64,431

Loss from operations	(118,700)	(54,133)	(38,883)
Interest income	968	203	55

Loss before income taxes	(117,732)	(53,930)	(38,828)
(Benefit) provision for income taxes	—	(426)	579

Net loss	(117,732)	(53,504)	(39,407)
Cumulative preferred stock dividends	—	—	(4,162)

Net loss applicable to common stockholders	$(117,732)	$(53,504)	$(43,569)

Net loss per share applicable to common stockholders – basic and diluted	$(3.15)	$(1.59)	$(2.83)

Weighted-average number of common shares used in net loss per share applicable to common stockholders – basic and diluted	37,429,262	33,667,024	15,415,373

See Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net loss	$(117,732)	$(53,504)	$(39,407)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(261)	(71)	16

Comprehensive loss	$(117,993)	$(53,575)	$(39,391)

See Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2012	33,188,889	$32,940	5,190,551	$5,681	15,882,389	$77,301	3,616,101	$3	$2,012	$(2)	$(74,037)	$(72,024)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	—	—	—	—	(39,407)	(39,407)
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,030	—	—	3,030
Vesting of restricted stock	—	—	—	—	—	—	136,758	—	64	—	—	64
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	237,565	—	150	—	—	150
Conversion of convertible preferred stock upon initial public offering	(33,188,889)	$(32,940)	(5,190,551)	$(5,681)	(15,882,389)	$(77,301)	19,731,564	20	115,903	—	—	115,923
Issuance of common stock for initial public offering, net of issuance costs of $2.4 million	—	—	—	—	—	—	6,772,221	7	110,973	—	—	110,980
Issuance of common stock for private placement	—	—	—	—	—	—	708,333	1	12,749	—	—	12,750

Balance at December 31, 2013	—	$—	—	$—	—	$—	31,202,542	$31	$244,881	$14	$(113,444)	$131,482
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(71)	—	(71)
Net loss	—	—	—	—	—	—	—	—	—	—	(53,504)	(53,504)
Stock-based compensation expense	—	—	—	—	—	—	—	—	11,506	—	—	11,506
Vesting of restricted stock	—	—	—	—	—	—	14,773	—	9	—	—	9
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	1,298,775	1	2,322	—	—	2,323
Issuance of common stock for follow-on offerings, net of issuance costs of $0.9 million	—	—	—	—	—	—	4,584,423	5	332,616	—	—	332,621

Balance at December 31, 2014	—	$—	—	$—	—	$—	37,100,513	$37	$591,334	$(57)	$(166,948)	$424,366
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(261)	—	(261)
Net loss	—	—	—	—	—	—	—	—	—	—	(117,732)	(117,732)
Stock-based compensation expense	—	—	—	—	—	—	—	—	31,574	—	—	31,574
Vesting of restricted stock	—	—	—	—	—	—	8,522	—	6	—	—	6
Issuances costs of follow-on offering from 2014	—	—	—	—	—	—	—	—	29	—	—	29
Issuance of common stock upon exercise of stock options, employee stock purchase plans and restricted stock units	—	—	—	—	—	—	587,467	1	7,135	—	—	7.136

Balance at December 31, 2015	—	$—	—	$—	—	$—	37,696,502	$38	$630,078	$(318)	$(284,680)	$345,118

See Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,

	2015	2014	2013
Operating activities
Net loss	$(117,732)	$(53,504)	$(39,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,342	1,367	1,440
Net loss on disposal of fixed assets	33	—	—
Stock-based compensation expense	31,963	11,506	3,030
Deferred taxes	—	—	3,842
Net amortization of premiums and discounts on investments	539	538	284
Changes in operating assets and liabilities:
Collaboration receivable – related party	(1,733)	(6,016)	(476)
Other receivables	(1,040)	(2,334)	—
Prepaid expenses and other assets	(3,768)	(2,878)	(1,562)
Accounts payable	4,215	7,577	30
Accrued expenses and other liabilities	1,633	5,231	4,878
Deferred rent	15,805	3,691	(85)
Refundable income taxes and income taxes payable	3,841	(5,303)	(3,302)
Deferred revenue – related party	(14,047)	(19,228)	(25,072)

Net cash used in operating activities	(76,949)	(59,353)	(56,400)

Investing activities
Purchases of marketable securities	(353,177)	(837,219)	(146,049)
Proceeds from maturities and sales of marketable securities	501,650	505,528	60,126
Purchases of property and equipment	(20,164)	(2,216)	(1,294)
Release of restricted cash	—	571	—

Net cash provided by (used in) investing activities	128,309	(333,336)	(87,217)

Financing activities
Proceeds from public offering of common stock, net of commissions	—	333,577	113,367
Proceeds from private placement	—	—	12,750
Payment of public offering costs	(207)	(720)	(2,387)
Net proceeds from stock option exercises and issuance of common stock	6,580	2,303	150

Net cash provided by financing activities	6,373	335,160	123,880

Net increase (decrease) in cash and cash equivalents	57,733	(57,529)	(19,737)
Cash and cash equivalents at beginning of the period	14,031	71,560	91,297

Cash and cash equivalents at end of the period	$71,764	$14,031	$71,560

Supplemental cash flow information
Cash paid for income taxes	$—	$5,980	$—

Supplemental disclosure of non-cash investing and financing transactions:
Conversion of convertible preferred stock upon initial public offering	$—	$—	$115,923

Vesting of restricted stock	$6	$9	$64

Additions to property, plant and equipment included in accounts payable and accrued expenses	$2,163	$2,118	$339

Proceeds from stock option exercises in other current assets	$186	$20	$—

Public offering costs in accounts payable and accrued expenses	$—	$236	$—

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

Liquidity

The Company has an accumulated deficit as of December 31, 2015 of $284.7 million and will require substantial capital for research and product development. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. The Company is subject to a number of risks similar to other life science companies, including, but not limited to, risks related to the successful discovery and development of its drug candidates, raising additional capital, development of new technological innovations by its competitors, protection of proprietary technology, and market acceptance of the Company’s products.

In addition to the Company’s existing cash, cash equivalents and marketable securities, the Company is eligible to earn a significant amount of milestone payments and is entitled to additional cost reimbursements under its collaboration agreement with Celgene. At December 31, 2015, the Company believes its cash, cash equivalents and marketable securities, totaling $375.9 million, are sufficient to fund operations for a period of at least 12 months from the balance sheet date.

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

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

•	delivery has occurred or services have been rendered;

•	the seller’s price to the buyer is fixed or determinable; and

•	collectability is reasonably assured.

The Company’s revenue has primarily been generated from the 2010 Agreement and the AG-881 Agreements.

Collaboration and license revenue

In January 2011, the Company adopted the FASB Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Element Revenue Arrangements (“ASU No. 2009-13”), which was codified within ASC 605-25, on a prospective basis for all revenue arrangements entered into or materially modified after the adoption date. The 2010 Agreement was entered into prior to January 1, 2011 and the Company initially applied its prior accounting policy with respect to the arrangement. Under this policy, when evaluating multiple element arrangements, the Company considered whether the components of the arrangement should be accounted for individually as separate units of accounting if (1) the elements have stand-alone value, and (2) the Company is able to estimate the fair value of all undelivered elements under the arrangement.

In July 2014, the Company amended its collaboration agreement with Celgene. The amendment was determined to be a material modification pursuant to ASU No. 2009-13. As a result of the amendment, the Company was required to reevaluate the agreement under ASC 605-25, and began recognizing revenue for the arrangement under this guidance on a prospective basis, as discussed further in Note 3. As required, all new contracts or modifications to existing contracts, including the AG-881 Agreements entered into in April 2015 and discussed further in Note 3, will be accounted for under ASC 605-25.

Pursuant to ASC 605-25, revenue arrangements where multiple products or services are sold together are evaluated to determine if each deliverable represents a separate unit of accounting based on the following criteria:

•	delivered item or items have value to the customer on a standalone basis, and

•	if the arrangement includes a general right of return relative to the delivered item or items, delivery or performance of the undelivered item or items is considered probable and substantially in the control of the vendor.

The arrangement consideration is then allocated to each separately identified unit of accounting based on the relative selling price, using the Company’s best estimate of selling price of each deliverable if vendor specific objective evidence or third party evidence is not available. The provisions of ASC 605-25, Multiple-Element Arrangements are then applied to each unit of accounting to determine the appropriate revenue recognition. In the event that a deliverable of a multiple element arrangement does not represent a separate unit of accounting, the Company recognizes revenue from the combined units of accounting over the term of the related contract or as undelivered items are delivered, as appropriate.

Revenue is recognized under the proportional performance method for certain units of accounting. The amount recognized is determined based on the consideration allocated to each unit of accounting based on the ratio of the level of effort incurred to date compared to the total estimated level of effort required to complete the Company’s performance obligations under the unit of accounting. Determining the total estimated level of effort required to complete all performance obligations requires management judgment and estimation, including assumptions regarding future operating performance, the timelines of the clinical trial approvals and the estimated patient populations.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

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

Milestone revenue

The Company applies the provisions of FASB’s ASU No. 2010-17, Revenue Recognition – Milestone Method pursuant to which management may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. In accordance with ASU 2010-17, at the inception of each arrangement that includes milestone payments, the Company evaluates each contingent payment on an individual basis to determine whether they are considered substantive milestones, specifically reviewing factors such as the degree of certainty in achieving the milestone, the research and development risk and other risks that must be overcome to achieve the milestone, as well as the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

Revenue from milestones, if they are nonrefundable and deemed substantive, are recognized upon achievement of the milestones. The Company recognizes revenue associated with the non-substantive milestones upon achievement of the milestone if there are no undelivered elements and the Company has no remaining performance obligations.

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

Stock-based compensation

The Company accounts for its stock-based compensation awards in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their grant date fair values. For stock options granted to employees and to members of the board of directors for their services on the board

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

of directors, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense, net of estimated forfeitures, equal to the grant date fair value of stock options on a straight-line basis over the requisite service period. For awards subject to both performance and service-based vesting conditions, the Company recognizes stock-based compensation expense using an accelerated recognition method if achievement of the performance criteria is considered probable.

Share-based payments issued to non-employees are recorded at their fair values, and are revalued at each reporting date and as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 505, Equity. For equity instruments granted to non-employees, the Company recognizes stock-based compensation expense using an accelerated recognition method.

Income taxes

Income taxes are recorded in accordance with ASC 740, Accounting for Income Taxes, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company determines its deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company evaluated whether any uncertain tax positions arise from commencing operations of its wholly owned subsidiary, Agios International Sarl, and determined no uncertain tax positions existed. As of December 31, 2015 and 2014, the Company did not have any uncertain tax positions.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources, and currently consists of net loss and changes in unrealized gains and losses on available-for-sale securities. Accumulated other comprehensive loss consists entirely of unrealized gains and losses from available-for-sale securities as of December 31, 2015 and 2014.

Cash and cash equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist primarily of money market funds, are stated at fair value.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

Marketable securities

Marketable securities at December 31, 2015 and 2014 consisted primarily of investments in United States Treasuries and certificates of deposit. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were immaterial realized gains on marketable securities for the year ended December 31, 2015. There were no realized gains or losses on marketable securities for the years ended December 31, 2014 and 2013.

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

Marketable securities at December 31, 2015 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$11,248	$—	$(5)	$11,243
U.S. Treasuries	234,130	10	(145)	233,995
Non-current:
U.S. Treasuries	59,083	—	(178)	58,905

	$304,461	$10	$(328)	$304,143

Marketable securities at December 31, 2014 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$13,160	$—	$(5)	$13,155
U.S. Treasuries	314,866	45	(32)	314,879
Non-current:
U.S. Treasuries	125,447	5	(70)	125,382

	$453,473	$50	$(107)	$453,416

At December 31, 2015 and 2014, the Company held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(i) have maturities of one to two years and (ii) management does not intend to liquidate within the next twelve months, although these funds are available for use and therefore classified as available-for-sale.

At December 31, 2015 and 2014, the Company held 74 and 92 debt securities, respectively, that were in an unrealized loss position. The aggregate fair value of debt securities in an unrealized loss position at December 31, 2015 and 2014 was $207.4 million and $236.9 million, respectively. There were no individual securities that were in a significant unrealized loss position or that had been in an unrealized loss position for greater than one year as of December 31, 2015 and 2014. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2015 and 2014.

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

Fair value measurements

The Company records cash equivalents and marketable securities at fair value. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$59,332	$—	$—	$59,332
Marketable securities:
Certificates of deposit	—	11,243	—	11,243
U.S. Treasuries	292,900	—	—	292,900

	$352,232	$11,243	$—	$363,475

The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$11,410	$960	$—	$12,370
Marketable securities:
Certificates of deposit	—	13,155	—	13,155
U.S. Treasuries	440,261	—	—	440,261

	$451,671	$14,115	$—	$465,786

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2015 or 2014.

The carrying amounts reflected in the consolidated balance sheets for cash, collaboration receivable – related party, tenant improvement and other receivables, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses approximate their fair values at December 31, 2015 and 2014, due to their short-term nature.

There have been no changes to the valuation methods during the years ended December 31, 2015 and 2014. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the years ended December 31, 2015 and 2014. The Company had no financial assets or liabilities that were classified as Level 3 at any point during the years ended December 31, 2015 and 2014.

Collaboration and other receivables

Collaboration receivables as of December 31, 2015 represent amounts due from Celgene for cost reimbursements of certain on-going clinical studies under the collaboration agreements with Celgene. Other receivables represent amounts due from the Company’s landlord for reimbursement of tenant improvements under the Company’s lease agreement.

The Company estimates an allowance for doubtful accounts based on credit worthiness, historical payment patterns, aging of accounts receivable balances, and general economic conditions. As of December 31, 2015 and 2014, the Company had no allowance for doubtful accounts.

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

Impairment of long-lived assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through December 31, 2015.

Segment and geographic information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. The Company and the chief decision maker view the Company’s operations and manage its business as one operating segment.

Net loss per share applicable to common stockholders

Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the dilutive net loss per share calculation, stock options, including performance-based stock options which were determined to be probable of achievement, restricted stock units, unvested restricted stock and employee stock purchase plan shares are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Years ended December 31,
	2015	2014	2013
Stock options	4,618,697	3,795,420	3,846,168
Restricted stock units	15,000	10,000	—
Unvested restricted stock	—	8,522	23,295
Employee stock purchase plan shares	7,721	7,159	—

	4,641,418	3,821,101	3,869,463

Recent accounting pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years) with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company elected to early adopt ASU 2015-17 prospectively in the fourth quarter of 2015. As a result, all deferred tax assets and liabilities will be presented as noncurrent on the consolidated balance sheet. There was no impact on our results of operations as a result of the adoption of ASU 2015-17.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40). The ASU requires all entities to evaluate for the existence of conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the issuance date of the financial statements. The accounting standard is effective for interim and annual periods ending after December 15, 2016, and is not expected to have a material impact on the consolidated financial statements, but may impact the Company’s footnote disclosures.

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

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

Subsequent events

The Company considered events or transactions occurring after the balance sheet date but prior to the issuance of the consolidated financial statements are available to be issued for potential recognition or disclosure in its consolidated financial statements. All significant subsequent events have been properly disclosed in the consolidated financial statements.

3. Celgene Collaboration Agreements

2010 Agreement and amendments

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

The discovery phase of the 2010 Agreement was scheduled to expire in April 2014, subject to Celgene’s option to extend the discovery phase for up to an additional two years with additional funding to the Company. In December 2013, Celgene elected to extend the term of the initial discovery phase from four years to five years, to April 2015, in exchange for the payment of a $20.0 million extension fee which was received in May 2014. In December 2014, Celgene elected to exercise its final option to extend the term of the initial discovery phase one additional year, to April 2016, in exchange for the payment of a $20.0 million extension fee which was received in May 2015.

Pursuant to the 2010 Agreement, the Company is responsible for nominating development candidates, of which two required confirmation by the Joint Research Committee (“JRC”) during the discovery phase. During the year ended December 31, 2012 the Company nominated its first development candidate (AG-221) and during the year ended December 31, 2013 the Company nominated its second development candidate (AG-120), both of which have been confirmed by the JRC pursuant to the 2010 Agreement. For each development candidate, Celgene elected to progress such development candidate into preclinical development, which required the Company to conduct studies to meet the requirements for filing an Investigational New Drug application (“IND”), or IND-enabling studies. Subsequently, the Company was required to file an IND for each of the two development candidates and, upon the FDA’s acceptance of the INDs, Celgene requested that the Company conduct an initial phase 1 clinical trial relating to each of the two development candidates.

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

In addition to the milestone payments described above, for each co-commercialized licensed program, the Company will be reimbursed for all eligible development costs of the related phase 1 multiple ascending dose clinical trial. The initial costs will be reimbursed as a milestone payment equal to the greater of $5.0 million or eligible development costs incurred by the Company upon the earlier of the determination of the maximum tolerated dose or Celgene’s election to license the program. Subsequent to the initial milestone payment, development costs will be reimbursed on a quarterly basis. In addition to the milestone payments described above, for each split licensed program, the Company is eligible for reimbursement of the costs of disease-specific expansion cohort(s) that support the initiation of a subsequent pivotal clinical trial. Costs will be reimbursed as a milestone payment equal to the lesser of $10.0 million or fifty percent of the eligible costs for the disease-specific expansion cohort(s) upon the first patient dosed under the pivotal clinical trial. The maximum amount for the milestone payment will be $10.0 million for each split licensed program regardless of the number of disease-specific expansion cohorts and pivotal trials undertaken for each split licensed program.

The Company may also receive royalties at tiered, low- to mid-teen percentage rates on net sales and has the option to participate in the development and commercialization of certain products in the United States. The royalty payments will be recognized as revenue in the period in which they are earned. In January 2016, the Company determined that a substantive development milestone was achieved and received a milestone payment of $25.0 million, which will be recognized as revenue in the same period. No other milestone or royalty payments under the 2010 Agreement have been earned.

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

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

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

For the period January 1, 2014 through the July 2014 amendment date, the Company recognized a total of $42.7 million in revenue under the previous accounting guidance and upon the modification.

July 2014 – April 2015

The July 2014 amendment was determined to be a material modification of the 2010 Agreement due to a change in the total potential consideration that was more than insignificant and changes to certain of the deliverables in the arrangement. Upon concluding the arrangement had been materially modified in July 2014, the Company identified the remaining deliverables under the arrangement and determined its best estimate of selling price for the undelivered elements as of the modification date as vendor specific objective evidence and third party evidence were not available. The Company then allocated the total arrangement consideration, which included the remaining deferred revenue balance at the modification date and other consideration that was deemed to be determinable at the modification date, to each unit of accounting based on its best estimate of selling price. The difference between the total arrangement consideration and the best estimate of selling price of the undelivered items was recorded as revenue at the modification date.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

The undelivered items from the July 2014 modification, the related best estimate of selling price, the method of recognizing the allocated consideration, and the revenue recognized for each through the execution of AG-881 Agreements on April 27, 2015 was as follows:

•	License for the split licensed program – AG-120: The Company developed the best estimate of selling price of the license by probability weighting multiple cash flow scenarios using the income approach. There were significant judgments and estimates inherent in the determination of the best estimate of selling price of this unit of accounting. Should different reasonable assumptions be utilized, the best estimate of selling price and the associated revenue recognized would be different. The Company allocated $21.2 million to the license which was delivered in January 2015. For the period January 1, 2015 through April 27, 2015, the Company recognized the non-contingent consideration allocated to this unit of accounting of $15.8 million as collaboration revenue. The Company did not recognize any revenue related to this unit of accounting for the period July 2014 through December 31, 2014.

•	Development services for five separate on-going phase 1 clinical trials (each of which is a separate unit of accounting): The Company developed the best estimate of selling price of the on-going phase 1 clinical trial development services of $50.8 million for all five studies using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support the development services. The amount allocated to these units of accounting is recognized as revenue on a proportional performance basis as services are provided. As committed to on the date of the July 2014 amendment, the Company has completed services for three of the on-going phase 1 clinical trials and expected services for the remaining two on-going phase 1 clinical trials are expected to be performed through the second quarter of 2016. As additional consideration is earned and allocated to the three fully delivered units of accounting it is recognized immediately. For the period January 1, 2015 through April 27, 2015 and for the period July 2014 through December 31, 2014, the Company recognized the non-contingent consideration allocated to these units of accounting of $14.7 million and 17.4 million, respectively, as collaboration revenue.

•	On-going research and development: The Company developed the best estimate of selling price of the research and development services of $13.6 million using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider. The amount allocated to this unit of accounting was recognized as revenue ratably through April 2015, the performance period. For the period January 1, 2015 through April 27, 2015 and for the period July 2014 through December 31, 2014, the Company recognized the non-contingent consideration allocated to this unit of accounting of $5.0 million and $5.2 million, respectively, as collaboration revenue.

•	Committee participation: The Company developed the best estimate of selling price of the committee participation services of $0.2 million using management’s best estimate of the anticipated participation hours multiplied by a market rate for comparable participants. The amount allocated to this unit of accounting was recognized as revenue ratably through April 2015, the performance period. For the period January 1, 2015 through April 27, 2015 and for the period July 2014 through December 31, 2014, the Company recognized the non-contingent consideration allocated to this unit of accounting of $0.1 million, in each period, as collaboration revenue.

In December 2014, Celgene elected to extend the term of the discovery period over which the Company was providing on-going research and development services from five to six years, to April 2016. As a result of the extension, the Company received a $20.0 million extension payment from Celgene in May 2015. The Company evaluated the extension and concluded that upon exercise it is obligated to provide its committee participation and research and development services for a period of one year from April 2015 through April 2016, and as such

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

revenue would be recognized ratably over the performance period of April 2015 to April 2016 as services are rendered. The Company recognized revenue of $0.7 million related to this substantive option during the period April 16, 2015 through April 27, 2015.

Beginning in the first quarter of 2015, the Company and Celgene agreed to plans to advance AG-221 into later stage development studies. Pursuant to the terms of the 2010 Agreement, the parties agreed to transition primary development responsibilities for AG-221 to Celgene for later stage development at which point Celgene became the lead development party for AG-221. During the transition, the Company continued to manage certain arrangements with third-party service providers whose contracts were assigned to Celgene. The Company determined it is no longer the primary obligor of these arrangements and, when considering the other factors included within ASC 605-45, determined reimbursement of amounts incurred under third-party contracts should be reported on a net basis in research and development expense. The Company re-assessed its estimate of the total level of effort required to perform the development services related to AG-221 as a result of the contract assignments and recorded a change in estimate during the three months ended March 31, 2015, accordingly. This change in estimate resulted in the recognition of an additional $5.1 million of revenue, which is included within revenue related to development services for five separate on-going phase 1 clinical trials discussed earlier within this footnote. Including the $3.8 million presented as a reduction of research and development expenditures, the change in estimate reduced the Company’s net loss by $8.9 million and caused a decrease in net loss per share of $0.24 for the year ended December 31, 2015. During the period April 1, 2015 to April 27, 2015, the Company recorded $0.3 million of third party costs incurred on behalf of Celgene as a reduction of research and development expenses.

During the period January 1, 2015 through April 27, 2015, the Company performed planning services on behalf of Celgene related to an expanded phase 1 clinical trial of AG-221. The Company determined the work represented a substantive option under the 2010 Agreement. The Company also determined it is not the primary obligor of the underlying third-party contracts and determined reimbursements of amounts incurred under the contracts should be reported on a net basis in research and development expense. For the period January 1, 2015 through April 27, 2015, the Company recognized $0.4 million in revenue and recorded $0.9 million as a reduction in research and development costs related to these services. Costs reimbursed for services performed directly by the Company are presented as collaboration revenue.

Post-April 2015

The AG-881 Agreements, executed on April 27, 2015, were determined to be a modification of the 2010 Agreement with Celgene due to the AG-881 Agreements including a compound originally identified within the 2010 Agreement. As a result of the modification the Company identified the remaining deliverables under all agreements with Celgene and determined the best estimate of selling price for the undelivered elements as of the modification date. The Company then allocated the total arrangement consideration, which included the remaining deferred revenue balance at the modification date, the initial payment of $10.0 million under the AG-881 Agreements and other consideration under both agreements that was deemed to be determinable at the modification date, to each unit of accounting relative to its best estimate of selling price. The undelivered items, which are each considered by the Company to have stand-alone value and therefore are separate units of accounting, the related best estimate of selling price at April 27, 2015, and the method of recognizing the allocated consideration, for each unit of accounting are as follows:

•

Licenses for the AG-881 program: The Company developed the best estimate of selling price of the U.S. license and the rest of world license by probability weighting multiple cash flow scenarios using the income approach. Management estimates within the models include the expected, probability-weighted net profits from estimated future sales, an estimate of the direct cost incurred to generate future cash flows, a discount rate and other business forecast factors. There are significant judgments and estimates inherent in

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

the determination of the best estimate of selling price of these units of accounting. These judgments and estimates include assumptions regarding future operating performance, the timelines of the clinical trials and regulatory approvals and the estimated patient populations. Should different reasonable assumptions be utilized, the best estimate of selling price and the associated revenue recognized would be different. The Company developed a best estimate of selling price of the licenses of $33.2 million. The Company recognizes the non-contingent consideration allocated to these units of accounting upon delivery of the licenses to Celgene which occurred immediately upon the execution of the AG-881 Agreements. For the period April 27, 2015 through December 31, 2015, the Company recognized the non-contingent consideration allocated to this unit of accounting of $12.0 million as collaboration revenue.

•	Four separate on-going development services for which the Company determined it is acting as a principal of all development activities (each of which is a separate unit of accounting): The Company developed the best estimate of selling price for all four of the on-going development services of $12.7 million using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support the development services. The estimated costs were determined to represent management’s best estimate of the price these services could be sold for separately. The amount allocated to these units of accounting is being recognized as revenue on a proportional performance basis as services are provided. The Company expects the services to be performed through 2017. The Company determined it is the principal of all development activities when considering factors included within ASC 605-45 and is required to present reimbursement of amounts incurred for these services as revenue. For the period April 27, 2015 through December 31, 2015, the Company recognized the non-contingent consideration allocated to these units of accounting of $1.7 million as collaboration revenue.

•	Four separate on-going development services for which the Company determined it is not acting as the principal of all development activities (each of which is a separate unit of accounting): The Company developed the best estimate of selling price for all four of the on-going development services of $97.3 million using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support the development services. The estimated costs were determined to represent management’s best estimate of the price these services could be sold for separately. The amount allocated to these units of accounting is being recognized on a proportional performance basis as services are provided. The Company expects the services to be performed through 2017. The Company determined it is not the principal of all development activities when considering the factors included within ASC 605-45 and is required to present reimbursement of amounts incurred for these services on a net basis as a reduction of research and development expenses. For the period April 27, 2015 through December 31, 2015, the Company recognized the non-contingent consideration allocated to these units of accounting of $17.1 million as a reduction of research and development costs related to these services.

•	On-going research and development: The Company developed the best estimate of selling price of the research and development services of $30.5 million using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider. The amount allocated to this unit of accounting is being recognized as revenue ratably over the performance period through April 2016. For the period April 27, 2015 through December 31, 2015, the Company recognized the non-contingent consideration allocated to this unit of accounting of $7.6 million as collaboration revenue.

•

Committee participations under the 2010 Agreement and AG-881 Agreements: The Company developed the best estimate of selling price of the committee participation services of $0.8 million using management’s best estimate of the anticipated participation hours multiplied by a market rate for comparable participants. The amount allocated to this unit of accounting is being recognized as revenue ratably over the performance period, through the fourth quarter of 2016. For the period April 27, 2015

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

through December 31, 2015, the Company recognized the non-contingent consideration allocated to this unit of accounting of $0.1 million as collaboration revenue.

The total estimated arrangement consideration, as well as the expected timing of revenue recognition, is adjusted based on changes in estimated arrangement consideration as a result of changes in estimate for on-going development services. The allocable consideration will increase as the Company performs certain services for which it is eligible to receive additional consideration. These amounts will be recognized on a cumulative catch-up basis for any in-process units of accounting or immediately for any fully delivered units of accounting. The estimated arrangement consideration may decrease if the Company receives less reimbursement than initially estimated.

Beginning in the third quarter of 2015, the Company initiated a phase 1b frontline combination clinical trial of AG-221 and AG-120 for which it will receive reimbursement from Celgene. The new combination trial was determined to be a substantive option under the 2010 Agreement. When considering the factors included within ASC 605-45, management determined that the Company is the principal for the efforts related to the AG-221 arm of the combination trial but is acting in the role of an agent for the efforts related to the AG-120 arm of the combination trial. Accordingly, consideration earned related to the AG-221 arm of the combination trial is recognized as collaboration revenue in the period earned and consideration earned related to the AG-120 arm of the combination trial is reported as a reduction of research and development expense in the period earned. For the year ended December 31, 2015, the Company recognized $1.0 million in collaboration revenue and recorded $0.1 million as a reduction of research and development costs related to the combination trial.

Further, as a result of Celgene assuming the primary development responsibilities for AG-221 in Q1 2015, the Company recorded $3.0 million of third party costs incurred on behalf of Celgene, for the period April 27, 2015 through December 31, 2015, as a reduction of research and development costs.

For the period January 1, 2015 through the April 27, 2015 modification date, the Company recognized a total of $36.6 million in collaboration revenue and recognized $22.5 million in revenue subsequent to the modification date. From January 1, 2014 through the July 2014 modification, the Company recognized a total of $42.7 million in collaboration revenue and recognized $22.7 million in revenue subsequent to the modification date through December 31, 2014. During the year ended December 31, 2015, the Company recognized $25.2 million as a reduction of research and development expenses. The Company did not recognize any reduction to research and development expenses in the year ended December 31, 2014.

In determining the current and noncurrent classification of deferred revenue, the Company considers the total consideration expected to be earned in the next twelve months for services to be performed under certain units of accounting and the estimated proportional performance and timing of delivery of certain deliverables to determine the deferred revenue balance that will remain twelve months from the balance sheet date. As of December 31, 2015 and 2014, the Company has recorded a collaboration receivable of $8.2 million and $6.5 million, respectively, related to reimbursable development costs.

The Company concluded that certain of the clinical development and regulatory milestone payments that may be received under the 2010 Agreement and the AG-881 Agreements, if the Company is involved in future product development and commercialization, are substantive. Factors considered in the evaluation of the milestones included the degree of risk associated with performance of the milestone, the level of effort and investment required, whether the milestone consideration was reasonable relative to the deliverables and whether the milestone was earned at least in part based on the Company’s performance. Revenue from substantive milestones, if they are nonrefundable, are recognized as revenue upon successful accomplishment of the milestones. Clinical and regulatory milestones are deemed non-substantive if they are based solely on the

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

collaborator’s performance. Non-substantive milestones will be recognized when achieved to the extent the Company has no remaining performance obligations under the arrangement. Milestone payments earned upon achievement of commercial milestone events will be recognized when earned.

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2015	2014
Laboratory equipment	$9,751	$6,885
Computer equipment and software	2,029	1,458
Leasehold improvements	15,853	97
Furniture and fixtures	413	345
Office equipment	206	218
Construction in progress	2,632	2,941

Total property and equipment	30,884	11,944
Less accumulated depreciation	(7,664)	(5,558)

Total property and equipment, net	$23,220	$6,386

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $3.3 million, $1.4 million and $1.4 million, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Accrued compensation	$7,005	$5,689
Accrued contracted research and development costs	7,449	7,340
Accrued professional fees	228	549
Accrued other	1,314	442

Total	$15,996	$14,020

6. Commitments and Contingencies

Operating lease

On September 15, 2014, the Company entered into an operating lease agreement (the “Lease”) for approximately 74,500 square feet of office and laboratory space located at 88 Sidney Street, Cambridge, Massachusetts. Concurrently, the Company also entered into an agreement to terminate its preexisting lease under which the Company leased approximately 38,500 square feet of office and laboratory space located at 38 Sidney Street, Cambridge, Massachusetts. On November 21, 2014, the Company entered into a first amendment to the Lease (the “First Amendment”) to expand the rentable square footage of the leased space at 88 Sidney Street to approximately 113,200 square feet. The Company became responsible for paying rent under the Lease, as amended by the First Amendment on May 15, 2015. The Company’s lease at 38 Sidney Street terminated on

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

June 15, 2015. On July 20, 2015, the Company entered into a second amendment to the Lease (the “Second Amendment”) to expand the rentable square footage at 88 Sidney Street to approximately 146,030 square feet. The Company became responsible for paying for the additional space under the Second Amendment on November 1, 2015.

The initial term of the Lease, including both amendments, will terminate on May 15, 2022. At the end of the initial lease term, the Company has the option to extend the Lease for two consecutive terms of five years at the fair market rent at the time of the extension. The Company gained physical access to the original space per the Lease in September 2014, the expanded space under the First Amendment in November 2014 and the expanded space under the Second Amendment in July 2015. Rent expense is recorded on a straight-line basis from the date physical access to the space was provided through the end of the lease term.

The Lease, including both amendments, contains rent escalation clauses and a tenant improvement allowance of $20.5 million. The Company provided a standby letter of credit of $2.9 million as security for its obligations under the Lease and both amendments in July 2015. The Company was not required to maintain any cash collateral for the standby letter of credit due to its good standing with the lender.

As of December 31, 2015 and 2014, the Company recorded approximately $3.4 million and $2.3 million, respectively, in tenant improvement allowance to be received from the Company’s landlord. Amounts received for tenant improvements, which are considered normal tenant improvements are recorded as leasehold improvements within property and equipment, net, or construction in progress and in deferred rent and deferred rent, net of current portion, in the consolidated balance sheets. The deferred rent will be recorded as a reduction in rent expense ratably over the lease term.

Future annual minimum lease payments due under non-cancellable operating leases at December 31 of each year are as follows (in thousands):

2016	$8,829
2017	9,050
2018	9,278
2019	9,511
2020	9,751
Thereafter	13,899

$60,318

Rent expense was $8.6 million, $3.7 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The operating leases require the Company to share in prorated operating expenses and property taxes based upon actual amounts incurred; those amounts are not fixed for future periods and, therefore, are not included in the future commitments listed above.

Lead program license agreement

In August 2012, the Company entered into a license agreement pursuant to which the licensor granted the Company a worldwide exclusive license to certain intellectual property rights for the development of diagnostic products to detect the metabolism of certain cancers. The Company is obligated to pay the licensor up to $100,000 in milestone payments, contingent upon the issuance of certain patents. For each product developed under the agreement the Company has the right to elect to develop and commercialize the product or to grant the licensor an exclusive license to develop and commercialize the product. Under the agreement, the applicable

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

party will pay to the other party a royalty based on worldwide net sales of products. As of December 31, 2015, the Company accrued $50,000 related to milestones achieved; however, there have been no sales of products licensed.

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

Other program license agreements

The Company has entered into various cancelable license agreements for certain technology. None of the Company’s lead product candidates utilize technology covered by these licenses. In consideration for the licensed rights the Company made up-front payments totaling $470,000 and issued a total of 162,545 shares of common stock to certain licensors. During the year ended December 31, 2015, the Company paid annual maintenance payments totaling $53,000 to certain of the licensors, which are recorded as research and development expense. The Company has the option to renew these licenses on an annual basis in exchange for payments approximating $70,000 for 2016. The Company could be required to make patent-related, clinical development, regulatory and sales-based milestone payments of up to $0.1 million, $1.6 million, $5.4 million and $4.2 million, respectively, to the licensors. The license agreements also require the Company to remit royalties in amounts ranging from 0.5% to 2.5% based on net sales of products utilizing the licensed technology. The Company is also required to make payments in amounts ranging from 7.0% to 25.0% for non-royalty income received from any sublicense of the rights granted to the Company under the agreements. Total license expense incurred under the license agreements amounted to approximately $135,000, $83,000 and $72,000 during the years ended December 31, 2015, 2014 and 2013, respectively. The Company incurred $50,000 and $25,000 in patent-based milestones expenses in 2014 and 2013, respectively. The Company did not incur any milestones in 2015 and the Company has paid no royalties to date.

Milestone payment agreements

The Company entered into an agreement with a service provider to receive discounted upfront labor costs for a defined program in consideration of a milestone payment in five years from the Effective Date, as defined in the agreement. The milestone is dependent on the Company declaring a development candidate within the five-year contract term and is dependent on the origins of the development candidate. If the development candidate is derived from a new chemical class created by the service provider, the milestone will be two times the discounted upfront labor costs. If the development candidate is not derived from a new chemical class created by the service provider, the milestone will be equal to the discount on services provided to date. No milestone payment is due if no development candidate is declared within the five year period. In addition, should no development candidate be declared within three years and the Company remains active with the program, the service provider may, at its discretion, elect to request reimbursement of the discount on services provided to date and forgo the milestone payment. The election must be provided in writing within thirty days of the end of the three-year period. The accumulated discounted labor costs through December 31, 2015 are approximately $2.1 million. The Company has not accrued for the accumulated discount under the reimbursement option as the Company is currently unable to determine the probability of a development candidate being declared within a three-year period.

The Company entered into an agreement to utilize certain technologies and services in exchange for agreed upon rates over a period of time. The Company made an up-front payment of approximately $0.1 million upon

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

execution of the agreement. The agreement includes milestone payments related to regulatory and preclinical events. The Company did not pay any milestone payments in the year ended December 31, 2015. The Company paid $0.3 million in regulatory milestone payments in the year ended December 31, 2014 and paid $0.2 million in preclinical milestone payments and $0.2 million in regulatory milestone payments in the year ended December 31, 2013. Total expenses incurred under this agreement amounted to approximately $0.0 million, $0.3 million and $0.4 million in the years ended December 31, 2015, 2014 and 2013, respectively.

Other agreement

On November 10, 2009, the Company entered into a research funding agreement whereby the Company received upfront grant consideration to be utilized in the development and testing of brain cancer therapies in exchange for three separate $178,538 milestone payments. The milestone payments can be earned over a ten-year period from the agreement date and are dependent on the Company successfully commercializing a brain cancer therapy product. The Company will make separate milestone payments when it accumulates net profits of $5.0 million, $50.0 million and $250.0 million, respectively, from sales of the product. As of December 31, 2015, the Company has not commercialized a brain cancer therapy product.

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

7. Common Stock

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

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

8. Share-Based Payments

Stock incentive plans

Prior to the IPO, the Company maintained the 2007 Stock Incentive Plan (the “2007 Plan”) for employees, directors, consultants, and advisors to the Company. The 2007 Plan provided for the grant of incentive and non-qualified stock options and restricted stock grants as determined by the Board of Directors. Under the 2007 Plan, the Company reserved 5,079,462 shares of common stock and, at December 31, 2015 and December 31, 2014, the Company had no shares available for future issuance.

In June 2013, the Company’s Board of Directors adopted, and in July 2013, the Company’s stockholders approved, the 2013 Stock Incentive Plan (the “2013 Plan”). The 2013 Plan became effective upon the closing of the IPO and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The Company will grant no further stock options or other awards under the 2007 Plan. Any options or awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remain outstanding and effective. As of December 31, 2015, the total number of shares reserved under the 2007 Plan and the 2013 Plan are 5,359,098, and the Company had 625,131 shares available for future issuance under such plans. The 2013 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2014 and continuing until the expiration of the 2013 Plan, equal to the lesser of (i) 2,000,000 shares of common stock, (ii) 4% of the outstanding shares of common stock on such date or (iii) an amount determined by the Company’s Board of Directors. On January 1, 2016 and 2015, the annual increase for the 2013 Plan resulted in an additional 1,507,860 shares and 1,484,020 shares, respectively, authorized for issuance.

During the years ended December 31, 2015 and 2014 the Company did not grant any stock options to consultants and advisors of the Company. The following table summarizes the stock option activity of all stock incentive plans for the year ended December 31, 2015.

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	3,805,420	$17.19	7.58	$360,935
Granted	1,461,240	104.14
Exercised	(560,317)	10.44
Forfeited/Expired	(87,646)	73.77

Outstanding at December 31, 2015	4,618,697	$44.45	7.49	$153,573

Exercisable at December 31, 2015	2,115,905	$11.51	6.02	$113,912

Vested and expected to vest at December 31, 2015	4,312,356	$44.58	7.44	$142,943

The weighted-average grant date fair value of options granted was $65.38, $27.26 and $9.96 during the years ended December 31, 2015, 2014 and 2013, respectively. The total intrinsic value of options exercised was $50.9 million, $60.4 million and $4.2 million during the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015, the total unrecognized compensation expense related to unvested stock option awards, including estimated forfeitures, was $87.8 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years. The Company also has unrecognized stock-based compensation

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

expense of $7.6 million related to stock options and performance-based stock units with performance-based vesting criteria that are not considered probable of achievement as of December 31, 2015.

Restricted stock units

The Company may grant awards of restricted stock units (“RSUs”) to non-employee directors, members of the management team and employees on a discretionary basis pursuant to the 2013 Plan. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock.

The grant date fair value of RSUs granted during the years ended December 31, 2015 and 2014 were approximately $1.8 million and $0.5 million, respectively. The Company recorded stock-based compensation expense related to RSUs of $0.9 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively. These amounts are included in the total stock-based compensation expense disclosed below. As of December 31, 2015, there was approximately $1.3 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.4 years.

Unvested RSU activity for the year ended December 31, 2015 is summarized as follows:

	Number of Stock Units	Weighted-average grant date fair value
Unvested shares at December 31, 2014	10,000	$50.24
Granted	15,000	122.22
Vested	(10,000)	50.24

Unvested shares at December 31, 2015	15,000	$122.22

Restricted stock and early exercise of stock options

Certain employees were granted restricted stock and certain directors were permitted to early exercise their stock options, upon approval by the Company’s Board, at which time the exercised awards became subject to restricted stock agreements. These shares of restricted stock granted upon early exercise of the options are subject to the same vesting provisions as the original stock option awards. Accordingly, the Company has recorded the exercise proceeds from early exercises as a restricted stock liability in the consolidated balance sheets. The restricted stock liability is reclassified into stockholders’ equity as the restricted stock and options vest.

Unvested restricted stock activity for the year ended December 31, 2015 is summarized as follows:

Unvested shares at December 31, 2014	8,522
Granted	—
Vested	(8,522)
Forfeited	—

Unvested shares at December 31, 2015	—

There were no shares of restricted stock granted during the years ended December 31, 2015 and 2014. The weighted-average purchase price of restricted stock granted during the year ended December 31, 2012 was $0.91. The fair value of awards vested during the years ended December 31, 2015, 2014 and 2013 was $0.9 million, $0.7 million and $1.7 million, respectively.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

Performance-based stock options

During the years ended December 31, 2015 and 2014, no options to purchase shares of common stock that contain performance-based or a combination of performance-based and service-based vesting criteria were granted by the Company. However, certain performance-based stock options issued in prior periods were still outstanding as of December 31, 2015. Performance-based vesting criteria for options primarily relate to milestone events specific to the Company’s corporate goals, including but not limited to certain preclinical and clinical development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. As of December 31, 2015, certain of the performance-based milestones had been achieved. The achievements of certain other milestones have been deemed probable and therefore the related expense either has been fully recognized or is being recognized over the remaining service period. The achievement of the remaining milestones was deemed to be not probable as of December 31, 2015 and, therefore, no expense has been recognized related to these awards. During the years ended December 31, 2015, 2014 and 2013, the Company recognized stock-based compensation expense of $0.4 million, $0.9 million, and $0.9 million, respectively, related to stock options with performance-based vesting criteria.

Performance-based stock units

During the year ended December 31, 2015, pursuant to the 2013 Plan, the Company granted 100,270 performance stock units (“PSUs”) to certain employees. Each PSU entitles the holder to receive, at the achievement of the performance-based and service-based criteria, a specified number of shares of the Company’s stock. Performance-based vesting criteria primarily relate to milestone events specific to the Company’s corporate goals, specifically regulatory development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these PSUs is recognized if the performance condition is considered probable of achievement using management’s best estimates. As of December 31, 2015, these milestones were not probable and, therefore, no expense has been recognized related to these awards. No such awards were granted in prior periods.

2013 Employee Stock Purchase Plan

In June 2013, the Company’s Board of Directors adopted, and in July 2013 the Company’s stockholders approved, the 2013 Employee Stock Purchase Plan (the “2013 ESPP”). The 2013 ESPP is administered by the Company’s Board of Directors or by a committee appointed by the Company’s Board of Directors. Under the 2013 ESPP, each offering period is six months, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of the offering period. The per-share purchase price at the end of each offering period is equal to 85% of the closing price of one share of the Company’s common stock at the beginning or end of the offering period, whichever is lower, subject to Internal Revenue Service limits. The Company issued 17,150 shares during the year ended December 31, 2015 under the 2013 ESPP. No shares were issued during the year ended December 31, 2014. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 327,272 shares of the Company’s common stock.

The Company recorded $0.4 million and $0.1 million of stock-based compensation expense for the years ended December 31, 2015 and 2014, respectively, related to the 2013 ESPP. No stock-based compensation expense related to the 2013 ESPP was recorded during the year ended December 31, 2013.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

Stock-based compensation expense

During the years ended December 31, 2015, 2014, and 2013, the Company recorded stock-based compensation expense for employee and non-employee stock options, performance-based stock options, ESPP shares, performance-based stock units, restricted stock units and restricted stock, which was allocated as follows in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2015	2014	2013
Research and development expense	$17,419	$6,688	$2,001
General and administrative expense	14,544	4,818	1,029

	$31,963	$11,506	$3,030

No related tax benefits were recognized for the years ended December 31, 2015, 2014 and 2013.

The fair value of each stock option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used in calculating the grant date fair value of the awards:

	Years Ending December 31,
	2015	2014	2013
Risk-free interest rate	1.71%	1.83%	1.31%
Expected dividend yield	—	—	—
Expected term (in years)	6.04	6.03	6.42
Expected volatility	69.62%	78.61%	92.49%

Risk-free rate

The risk-free rate is based on the yield curve of U.S. Treasury securities with periods commensurate with the expected term of the options being valued.

Dividends

The Company has never paid, and does not anticipate paying, any cash dividends in the foreseeable future, and therefore uses an expected dividend yield of zero in the option-pricing model.

Volatility

Since the Company was privately held through July 2013, it alone does not have the relevant company-specific historical data to support its expected volatility. As such, the Company has used a weighted-average of expected volatility based on the volatilities of a representative group of publicly traded biopharmaceutical companies, which also includes the Company. For purposes of identifying representative companies, the Company considered characteristics such as number of product candidates in earlier stages of product development, area of therapeutic focus, length of trading history, companies’ stage of life cycle, size, and relevant financial metrics. The expected volatility has been determined using a weighted-average of the historical volatilities of the representative group of companies for a period equal to the expected term of the option grant. The Company intends to continue to consistently apply this process using similar entities until a sufficient amount of historical information regarding the volatility of the Company’s own share price becomes available or until circumstances change, such that the identified entities are no longer representative companies. In the latter case, more suitable, similar entities whose share prices are publicly available would be utilized in the calculation.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

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

Forfeitures

Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company based its estimate of forfeitures on data from a representative group of publicly traded biopharmaceutical companies, as the Company does not currently have sufficient history, and records the stock-based compensation expense only on the awards that are expected to vest. To date forfeitures have been less than 5.0% of total grants.

9. Income Taxes

The domestic and foreign components of loss before income taxes are as follows, in thousands:

	2015	2014	2013
Domestic	$(111,057)	$(53,930)	$(38,828)
Foreign	(6,674)	—	—

Loss before income taxes	$(117,731)	$(53,930)	$(38,828)

The provision (benefit) for income taxes is as follows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$ —	$ (444)	$(3,263)
State	—	18	—
Foreign	—	—	—

Total current	—	(426)	(3,263)

Deferred:
Federal	—	—	3,842
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	3,842

Total	$—	$(426)	$579

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

A reconciliation of the expected income tax benefit (expense) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2015, 2014 and 2013:

	December 31,
	2015	2014	2013
Income tax benefit computed at federal statutory tax rate	35.00%	35.00%	35.00%
State taxes, net of federal benefit	4.50	4.90	4.02
Change in valuation allowance	(44.60)	(35.80)	(38.02)
General business credits and other credits	8.40	(1.90)	0.52
Permanent differences	(0.20)	(0.10)	(0.14)
Interest and penalties	—	—	(1.19)
Incentive Stock Options	(1.80)	(2.00)	(1.61)
Foreign Rate Differential	(1.20)	—	—
Other	(0.10)	0.80	(0.07)

Total	0.00%	0.90%	(1.49)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$81,947	$53,545
Deferred revenue	7,046	8,713
Tax credit carryforwards	16,708	3,159
Purchased intangible assets	724	137
Stock-based compensation	11,923	3,461
Deferred rent	7,975	1,622
Non-deductible accruals and reserves	2,520	325

Total deferred tax assets	128,843	70,962
Valuation allowance	(121,874)	(69,433)

Total deferred tax assets	$6,969	$1,529

Deferred tax liabilities:
Depreciation and amortization	$(6,969)	$(1,529)

Total deferred tax liabilities	$(6,969)	$(1,529)

Net deferred tax asset	$—	$—

As of December 31, 2015, the Company had net operating loss carryforwards available to reduce federal, state and foreign income taxes of approximately $270.3 million, $315.7 million and $0.3 million, respectively. If not utilized, these carryforwards expire at various dates through 2035. At December 31, 2015, the Company also has available research and development tax credits for federal and state income tax purposes of approximately $4.0 million and $3.3 million, respectively. Additionally, during 2015, the Company engaged in clinical testing

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

activities and incurred expenses that qualify for the federal orphan drug tax credit. At December 31, 2015, the Company has available orphan drug tax credits for federal purposes only of approximately $10.6 million. If not utilized, the credits begin to expire at various dates through 2035.

Included in the carryforwards above, the Company has federal and state net operating loss carry forward (NOLs) related to stock compensation in the amount of $72.3 million and $74.2 million, respectively that is not included in deferred tax assets. When the excess stock-based compensation related to NOL carryover tax assets are realized, the benefit will be credited directly to stockholders’ equity. Utilization of the net operating loss carryforwards and credits may be subject to annual limitations as prescribed by federal and state statutory provisions. The annual limitation may result in the expiration of net operating loss carryforwards prior to its utilization.

Utilization of the NOLs and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as well as similar state provisions. Ownership changes may limit the amount of NOLs and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of 5% shareholders in the stock of a corporation by more than 50 percent in the aggregate over a three-year period. During 2011, the Company completed a study through December 31, 2011, to determine whether any ownership change has occurred since the Company’s formation and has determined that transactions have resulted in two ownership changes, as defined by Section 382. The impact of the ownership changes have been reflected in the Company’s deferred tax assets in the table above. There could be additional ownership changes in the future that could further limit the amount of NOLs and tax credit carryforwards that the Company can utilize. The Company will complete a full analysis of the tax attribute carryforwards prior to any utilization.

As required by ASC 740, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. During the year ended December 31, 2011, management determined that it was more likely than not that it would realize a portion of its deferred tax assets because of the Company’s ability to carryback future losses for U.S. federal income tax purposes. As a result, the Company reversed approximately $10.7 million of the valuation allowance on its deferred tax assets in the year ended December 31, 2011, representing the amount of deferred tax assets that will be realized in 2012 and 2013, the year available for carryback. The Company utilized certain of the deferred tax assets, including net operating losses, generated in the year ended December 31, 2013 to reduce its federal income taxes payable in the year ended December 31, 2013 and 2012. For the remainder of the Company’s deferred tax assets, management determined that it is more likely than not that the Company may not realize the benefit and has recorded a valuation allowance of approximately $121.9 million and $69.4 million at December 31, 2015 and 2014, respectively. The valuation allowance increased by $52.5 million in the year ended December 31, 2015.

The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2015 and 2014, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company is subject to taxation in the United States and Switzerland. The statute of limitations for assessment by the Internal Revenue Service (IRS) and state tax authorities is open for tax years ending December 31, 2015, 2014, 2013, and 2012 although carryforward attributes that were generated for tax years

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

prior to 2012 may still be adjusted upon examination by the IRS or state tax authorities if they either have been, or will be, used in a future period. The statute of limitations for assessment in Switzerland remains open for tax year ending December 31, 2015. There are currently no federal, state or foreign audits in progress.

10. Defined Contribution Benefit Plan

The Company sponsors a 401(k) retirement plan, in which substantially all of its full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company will make matching contributions equal to 50% of the employee’s contributions, subject to a maximum of 6% of eligible compensation. During the year ended December 31, 2015, the Company provided $0.7 million in contributions to this plan. The Company did not provide any contributions during the years ended December 31, 2014 or 2013.

11. Selected Quarterly Financial Data (Unaudited)

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total revenue	$34,202	$13,219	$5,480	$6,218
Loss from operations	(5,195)	(32,133)	(40,475)	(40,897)
Net loss	(4,957)	(31,897)	(40,257)	(40,621)
Net loss per share stockholders – basic and diluted	(0.13)	(0.85)	(1.07)	(1.08)

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total revenue	$8,411	$8,411	$33,900	$14,636
Income (loss) from operations	(12,284)	(18,330)	3,208	(26,727)
Net income (loss)	(12,248)	(18,296)	3,704	(26,664)
Net income (loss) per share – basic	(0.39)	(0.54)	0.11	(0.76)
Net income (loss) per share – diluted	(0.39)	(0.54)	0.10	(0.76)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-36014	July 29, 2013	3.1

3.2	Amended and Restated By-Laws	8-K	001-36014	July 29, 2013	3.2

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-189216	June 24, 2013	4.1

4.2	Second Amended and Restated Investor Rights Agreement dated as of November 16, 2011	S-1	333-189216	June 10, 2013	4.2

10.1#	2007 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.1

10.2#	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-189216	June 10, 2013	10.2

10.3#	Form of Nonstatutory Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-189216	June 10, 2013	10.3

10.4#	2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.4

10.5#	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.5

10.6#	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.6

10.7#	2013 Employee Stock Purchase Plan	S-1	333-189216	June 24, 2013	10.7

10.8#	Letter Agreement, dated as of April 17, 2009, between the Registrant and Duncan Higgons	S-1	333-189216	July 11, 2013	10.8

10.9#	Letter Agreement, dated as of May 6, 2009, between the Registrant and David P. Schenkein, M.D.	S-1	333-189216	July 11, 2013	10.9

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.10#	Letter Agreement, dated as of July 22, 2010, between the Registrant and Scott Biller, Ph.D.	S-1	333-189216	July 11, 2013	10.10

10.11#	Letter of Agreement, dated May 4, 2010 between the Registrant and Glenn Goddard	S-1	333-189216	June 10, 2013	10.11

10.12	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-189216	July 11, 2013	10.12

10.13#	Letter Agreement, dated as of April 1, 2014, between the Registrant and Christopher Bowden, Ph.D.					X

10.14	Lease, dated as of August 2, 2010, between the Registrant and Thirty-Eight Sidney Street Limited Partnership	S-1	333-189216	June 10, 2013	10.12

10.15†	Discovery and Development Collaboration and License Agreement, dated as of April 14, 2010, as amended on October 3, 2011, between the Registrant and Celgene Corporation	S-1	333-189216	July 16, 2013	10.14

10.16†	Third Amendment to Discovery and Development Collaboration and License Agreement, dated July 14, 2014 between the Registrant and Celgene Corporation	10-K	001-36014	February 24, 2015	10.15

10.17	Common Stock Purchase Agreement, dated as of July 16, 2013, between the Registrant and Celgene Alpine Investment Co., LLC	S-1	333-189216	July 16, 2013	10.15

10.18	Lease, dated as of September 15, 2014, between the Registrant and Forest City 88 Sidney, LLC	8-K	001-36014	September 19, 2014	10.1

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.19	Termination of Lease, dated September 15, 2014, by and between Agios Pharmaceuticals, Inc. and 38 Sidney Street Limited Partnership	8-K	001-36014	September 19, 2014	10.2

10.20	First Amendment to Lease, dated as of November 21, 2014, between the Registrant and Forest City 88 Sidney, LLC	8-K	001-36014	November 26, 2014	10.1

10.21	Summary Description of Annual Cash Incentive Program	10-Q	001-36014	May 11, 2015	10.1

10.22	Second Amendment to Lease for 88 Sidney Street, dated July 20, 2015, by and between Agios Pharmaceuticals, Inc. and Forest City 88 Sidney Street, LLC	8-K	001-36014	July 23, 2015	10.1

10.23	Collaboration and License Agreement by and between Agios Pharmaceuticals, Inc. and Celgene Corporation Re: AGI-23088 for the US Territory, dated as of April 27, 2015	10-Q	001-36014	August 7, 2015	10.1

10.24	Collaboration and License Agreement by and between Agios International Sarl and Celgene International II Sarl Re: AGI-23088 for the ROW Territory, dated as of April 27, 2015	10-Q	001-36014	August 7, 2015	10.2

10.25#	Form of Performance Share Unit Agreement under 2013 Stock Incentive Plan					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

#	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.