Form 10-Q
period 2016-03-31
AGIOS PHARMACEUTICALS INC
filed 2016-05-09
CIK 1439222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on May 5, 2016: 37,921,791

AGIOS PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$39,035	$71,764
Marketable securities	273,859	245,238
Collaboration receivable – related party	6,814	8,225
Tenant improvement and other receivables	571	3,374
Prepaid expenses and other current assets	9,190	8,728

Total current assets	329,469	337,329
Marketable securities	42,860	58,905
Property and equipment, net	22,950	23,220
Other assets	838	611

Total assets	$396,117	$420,065

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,746	$14,748
Accrued expenses	12,247	15,996
Deferred revenue – related party	16,523	19,665
Deferred rent	2,539	2,479

Total current liabilities	45,055	52,888

Deferred revenue, net of current portion – related party	1,949	4,699
Deferred rent, net of current portion	16,740	17,360
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 37,899,242 and 37,696,502 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	38	38
Additional paid-in capital	640,124	630,078
Accumulated other comprehensive income (loss)	89	(318)
Accumulated deficit	(307,878)	(284,680)

Total stockholders’ equity	332,373	345,118

Total liabilities and stockholders’ equity	$396,117	$420,065

See accompanying notes to condensed consolidated financial statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Collaboration revenue – related party	$31,281	$34,202
Operating expenses:
Research and development (net of $8,794 and $4,366 of cost reimbursement from related party for the three months ended March 31, 2016 and 2015, respectively)	44,038	32,443
General and administrative	10,837	6,954

Total operating expenses	54,875	39,397

Loss from operations	(23,594)	(5,195)
Interest income	396	238

Net loss	$(23,198)	$(4,957)

Net loss per share – basic and diluted	$(0.61)	$(0.13)

Weighted-average number of common shares used in net loss per share – basic and diluted	37,864,084	37,214,747

See accompanying notes to condensed consolidated financial statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(23,198)	$(4,957)
Other comprehensive income:
Unrealized gain on available-for-sale securities	407	248

Comprehensive loss	$(22,791)	$(4,709)

See accompanying notes to condensed consolidated financial statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(23,198)	$(4,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,246	370
Stock-based compensation expense	9,107	5,060
Net amortization of premium and discounts on investments	126	172
Changes in operating assets and liabilities:
Collaboration receivable – related party	1,411	(524)
Tenant improvement and other receivables	2,803	(4,573)
Prepaid expenses and other assets	(857)	(708)
Accounts payable	(293)	(2,665)
Accrued expenses and other liabilities	(2,902)	1,574
Deferred rent	(560)	8,218
Refundable income taxes and income taxes payable	—	3,841
Deferred revenue – related party	(5,892)	(31,393)

Net cash used in operating activities	(19,009)	(25,585)

Investing activities
Purchases of marketable securities	(211,163)	(35,526)
Proceeds from maturities and sales of marketable securities	198,868	84,311
Purchases of property and equipment	(2,533)	(3,797)

Net cash (used in) provided by investing activities	(14,828)	44,988

Financing activities
Payment of public offering costs	—	(207)
Net proceeds from stock option exercises and employee stock purchase plan	1,108	2,029

Net cash provided by financing activities	1,108	1,822

Net (decrease) increase in cash and cash equivalents	(32,729)	21,225
Cash and cash equivalents at beginning of the period	71,764	14,031

Cash and cash equivalents at end of the period	$39,035	$35,256

Supplemental disclosure of non-cash investing and financing transactions
Additions to property, plant and equipment in accounts payable and accrued expenses	$607	$6,602

Vesting of restricted stock	$—	$2

Proceeds from stock option exercises in other current assets	$17	$60

See accompanying notes to condensed consolidated financial statements.

Agios Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Overview and Basis of Presentation

Overview

Agios Pharmaceuticals, Inc. (“Agios” or the “Company”) is a biopharmaceutical company committed to the fundamental transformation of patients’ lives through scientific leadership in the field of cancer metabolism and rare genetic metabolic disorders. The Company has built a unique set of core capabilities in the field of cellular metabolism, with the goal of making transformative, first or best in class medicines. Agios’ therapeutic areas of focus are cancer and rare genetic metabolic disorders, which are a broad group of more than 600 rare genetic diseases caused by mutations, or defects, of single metabolic genes. In both of these areas, the Company is seeking to unlock the biology of cellular metabolism to create transformative therapies. The Company is located in Cambridge, Massachusetts.

Basis of presentation

The condensed consolidated interim balance sheet as of March 31, 2016, and the condensed consolidated interim statements of operations, comprehensive loss and cash flows for the three months ended March 31, 2016 and 2015, are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2016 and its results of operations and cash flows for the three months ended March 31, 2016 and 2015. The financial data and the other financial information disclosed in these notes to the condensed consolidated interim financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other future annual or interim period. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 that was filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2016.

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

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Significant accounting policies

There have been no material changes to the significant accounting policies previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015.

Recent accounting pronouncements

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies identifying performance obligation and licensing implementation guidance and illustrations in the ASU 2014-09, discussed below. ASU 2016-10 has the same effective date as the new revenue standard, ASU 2014-09, (as amended by the one-year deferral and the early adoption provisions in ASU 2015-14). In addition, entities are required to adopt the ASU by using the same transition method they used to adopt the new revenue standard. The Company is currently in the process of evaluating the impact of the guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions, including income taxes consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The Company is currently in the process of evaluating the impact of the guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), which amends the principal-versus-agent implementation guidance and illustrations in the ASU 2014-09, discussed below. ASU 2016-08 has the same effective date as the new revenue standard, ASU 2014-09, (as amended by the one-year deferral and the early adoption provisions in ASU 2015-14). In addition, entities are required to adopt the ASU by using the same transition method they used to adopt the new revenue standard. The Company is currently in the process of evaluating the impact of the guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. ASU 2016-02 is effective for annual periods beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The Company is currently in the process of evaluating the impact of the guidance on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40). The ASU requires all entities to evaluate for the existence of conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the issuance date of the financial statements. The accounting standard is effective for interim and annual periods ending after December 15, 2016 and will not have a material impact on the consolidated financial statements but may impact the Company’s footnote disclosures.

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

3. Fair Value Measurements

The Company records cash equivalents and marketable securities at fair value. Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of March 31, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$26,845	$—	$—	$26,845
Marketable securities:
Certificates of deposit	—	9,536	—	9,536
Government securities	216,672	—	—	216,672
Corporate debt securities	—	90,511	—	90,511

	$243,517	$100,047	$—	$343,564

The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$59,332	$—	$—	$59,332
Marketable securities:
Certificates of deposit	—	11,243	—	11,243
Government securities	292,900	—	—	292,900

	$352,232	$11,243	$—	$363,475

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2016 or December 31, 2015.

The carrying amounts reflected in the condensed consolidated balance sheets for cash, collaboration receivable – related party, tenant improvement and other receivables, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses approximate their fair values at March 31, 2016 and December 31, 2015, due to their short-term nature.

There have been no changes to the valuation methods during the three months ended March 31, 2016 or 2015. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2016 or the year ended December 31, 2015. The Company had no financial assets or liabilities that were classified as Level 3 at any point during the three months ended March 31, 2016 or the year ended December 31, 2015.

4. Marketable Securities

Marketable securities at March 31, 2016 and December 31, 2015 consisted primarily of investments in certificates of deposit, government securities and corporate debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity and a component of total comprehensive loss in the condensed consolidated interim statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on marketable securities for the three months ended March 31, 2016 and 2015.

Marketable securities at March 31, 2016 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$4,280	$1	$—	$4,281
Government securities	204,639	53	(35)	204,657
Corporate debt securities	64,901	26	(6)	64,921
Non-current:
Certificates of deposit	5,240	15	—	5,255
Government securities	12,019	3	(7)	12,015
Corporate debt securities	25,551	47	(8)	25,590

	$316,630	$145	$(56)	$316,719

Marketable securities at December 31, 2015 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$11,248	$—	$(5)	$11,243
Government securities	234,130	10	(145)	233,995
Non-current:
Government securities	59,083	—	(178)	58,905

	$304,461	$10	$(328)	$304,143

At March 31, 2016 and December 31, 2014, the Company held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that (i) have a maturity of one to two years and (ii) management does not intend to liquidate within the next twelve months, although these funds are available for use and therefore classified as available-for-sale.

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

At March 31, 2016 and December 31, 2015, the Company held 34 and 74 debt securities that were in an unrealized loss position for less than one year, respectively. The aggregate fair value of debt securities in an unrealized loss position at March 31, 2016 and December 31, 2015 was $101.6 million and $207.4 million, respectively. There were no individual securities that were in a significant unrealized loss position as of March 31, 2016 and December 31, 2015. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of March 31, 2016 and December 31, 2015.

5. Collaboration Agreements

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

The discovery phase of the 2010 Agreement was scheduled to expire in April 2014, subject to Celgene’s option to extend the discovery phase for up to an additional two years with additional funding to the Company. In December 2013, Celgene elected to extend the term of the initial discovery phase from four years to five years, to April 2015, in exchange for the payment of a $20.0 million extension fee which was received in May 2014. In December 2014, Celgene elected to exercise its final option to extend the term of the initial discovery phase one additional year, to April 2016, in exchange for the payment of a $20.0 million extension fee which was received in May 2015. In April 2016, the Company reached an agreement with Celgene to defer from April 2016 to June 2016 the selection process for allocating the rights to certain discovery programs under the 2010 Agreement.

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

Celgene may elect to convert each discovery program for which the Company has nominated a development candidate into a co-commercialized licensed program, the attributes of which are described below. The Company has the right, exercisable during a specified period following FDA acceptance of the applicable IND, to convert one of every three co-commercialized licensed programs into a split licensed program, for which the Company will retain the United States rights, other attributes of which are further described below. In June 2014, Celgene exercised its option to an exclusive global license for the development and commercialization of the Company’s isocitrate dehydrogenase 2 (“IDH2”) program, AG-221. The Company elected to retain U.S. rights to its isocitrate dehydrogenase 1 (“IDH1”) program, AG-120, in January 2014. Celgene exercised its rights under the 2010 Agreement to this program during the three months ended March 31, 2015. In addition, Celgene may license certain discovery programs that the Company does not nominate or the JRC does not confirm as a development candidate and for which Celgene will lead and fund global development and commercialization.

The July 2014 amendment of the 2010 Agreement allowed for more flexibility in the design and conduct of phase 1 clinical trials and additional nonclinical and/or clinical activities that the Company agreed to perform at Celgene’s request. This amendment further modified the mechanism and timing for payments to be made with respect to such development activities.

Under the 2010 Agreement, the Company is eligible to receive up to $120.0 million in potential milestone payments payable for each program selected by Celgene. The potential milestone payments for each such program are comprised of: (i) a $25.0 million milestone payment upon achievement of a specified clinical development milestone event, (ii) up to $70.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) a $25.0 million milestone payment upon achievement of a specified commercial milestone event. The Company is also eligible to receive additional milestone payments specific to co-commercialized licensed programs and split licensed programs. In addition, the Company is eligible to receive a substantive milestone payment of $22.5 million upon achievement of an early clinical development milestone event for certain co-commercialized licensed programs. Under the 2010 Agreement, in connection with the first split licensed program under the collaboration, the Company’s IDH1 program, AG-120, the Company is eligible to receive an additional one-time payment of $25.0 million upon the dosing of the last patient in a Company-sponsored phase 2 clinical trial. In January 2016, the Company determined that a substantive clinical development milestone related to the AG-221 program was achieved and received a milestone payment of $25.0 million.

In addition to the milestone payments described above, for each co-commercialized licensed program, the Company will be reimbursed for all eligible development costs of the related phase 1 multiple ascending dose clinical trial. The initial costs will be reimbursed as a milestone payment equal to the greater of $5.0 million or eligible development costs incurred by the Company upon the earlier of the determination of the maximum tolerated dose or Celgene’s election to license the program. Subsequent to the initial milestone payment, development costs will be reimbursed on a quarterly basis. In addition to the milestone payments described above, for each split licensed program, under the 2010 Agreement the Company is eligible for reimbursement of the costs of disease-specific expansion cohort(s) that support the initiation of a subsequent pivotal clinical trial. Costs will be reimbursed as a milestone payment equal to the lesser of $10.0 million or fifty percent of the eligible costs for the disease-specific expansion cohort(s) upon the first patient dosed under the pivotal clinical trial. Under the 2010 Agreement, the maximum amount for the milestone payment will be $10.0 million for each split licensed program regardless of the number of disease-specific expansion cohorts and pivotal trials undertaken for each split licensed program.

Under the 2010 Agreement, the Company may also receive royalties at tiered, low- to mid-teen percentage rates on net sales and has the option to participate in the development and commercialization of certain products in the United States. The royalty payments will be recognized as revenue in the period in which they are earned. To date, the Company has not earned any royalty payments under the 2010 Agreement.

Unless terminated earlier by either party, the term of the 2010 Agreement will continue until the expiration of the last-to-expire of all royalty terms with respect to all royalty-bearing products. Celgene may terminate this agreement for convenience in its entirety or with respect to one or more programs upon ninety days written notice to the Company. If either party is in material breach and fails to cure such breach within the specified cure period, the other party may terminate the 2010 Agreement in its entirety or with respect to one or more programs; however, if such breach relates solely to a specific program, the non-breaching party may only terminate the agreement with respect to such program. Either the Company or Celgene may terminate the agreement in the event of specified insolvency events involving the other party.

AG-881 Agreements

On April 27, 2015, the Company entered into a joint worldwide development and profit share collaboration and license agreement with Celgene and the Company’s wholly owned subsidiary, Agios International Sarl, entered into a collaboration and license agreement with Celgene International II Sarl (collectively, the “AG-881 Agreements”). The AG-881 Agreements establish a worldwide collaboration focused on the development and commercialization of AG-881 products. Under the terms of the AG-881 Agreements, the Company received an initial payment of $10.0 million in May 2015 and is eligible to receive milestone-based payments described below. The Company and Celgene will equally split all worldwide development costs, subject to specified exceptions, as well as any profits from any net sales of, or commercialization losses related to, licensed AG-881 products.

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

Accounting analysis and revenue recognition – collaboration revenue

Pre-July 2014

Prior to the July 2014 amendment of the 2010 Agreement, the Company concluded that none of the identified deliverables had stand-alone value and, therefore, accounted for the deliverables as a single unit of accounting. The Company further concluded it was unable to estimate the fair value of the undelivered items within the 2010 Agreement. All considerations were recognized on a straight-line basis through the period over which the Company expected to fulfill its performance obligations (the performance period), which was initially determined to be six years.

July 2014 – April 2015

The July 2014 amendment was determined to be a material modification of the 2010 Agreement due to a change in the total potential consideration that was more than insignificant and changes to certain of the deliverables in the arrangement. Upon concluding the arrangement had been materially modified in July 2014, the Company identified the remaining deliverables under the arrangement and determined its best estimates of selling price for the undelivered elements as of the modification date as vendor specific objective evidence and third party evidence were not available. The Company then allocated the total arrangement consideration, which included the remaining deferred revenue balance at the modification date and other consideration that was deemed to be determinable at the modification date, to each unit of accounting based on its best estimate of selling price. The difference between the total arrangement consideration and the best estimate of selling price of the undelivered items was recognized as revenue at the modification date.

The undelivered items from the July 2014 modification, the related best estimate of selling price, the method of recognizing the allocated consideration, and the revenue recognized related to each unit of account for the three months ended March 31, 2015 was as follows:

•	License for the split licensed program – AG-120: The Company developed the best estimate of selling price of the license by probability weighting multiple cash flow scenarios using the income approach. There were significant judgments and estimates inherent in the determination of the best estimate of selling price of this unit of accounting. Should different reasonable assumptions be utilized, the best estimate of selling price and the associated revenue recognized would be different. The Company allocated $21.2 million to the license which was delivered in January 2015. During the three months ended March 31, 2015, the Company recognized the non-contingent consideration allocated to this unit of accounting of $15.8 million as collaboration revenue.

•

Development services for five separate on-going phase 1 clinical trials (each of which is a separate unit of accounting): The Company developed the best estimate of selling price of the on-going phase 1 clinical trial development services of $50.8 million for all five studies using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support the development services. The amount allocated to these units of accounting is recognized as revenue on a proportional performance basis as services are provided. As committed to on the date of the July 2014 amendment, the Company has completed services for three of the on-going phase 1 clinical trials and expected services for the remaining two on-going phase 1 clinical trials are expected to be performed through the second quarter of 2016. As additional consideration is earned and allocated to the three fully delivered units of accounting it is recognized immediately. During the three months ended March 31, 2015 the Company recognized the non-contingent consideration allocated to these units of accounting of $14.3 million as collaboration revenue.

•	On-going research and development: The Company developed the best estimate of selling price of the research and development services of $13.6 million using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider. The amount allocated to this unit of accounting was recognized as revenue ratably over the performance period. During the three months ended March 31, 2015 the Company recognized the non-contingent consideration allocated to this unit of accounting of $4.0 million as collaboration revenue.

•	Committee participation: The Company developed the best estimate of selling price of the committee participation services of $0.2 million using management’s best estimate of the anticipated participation hours multiplied by a market rate for comparable participants. The amount allocated to this unit of accounting was recognized as revenue ratably over the performance period. During the three months ended March 31, 2015 the Company recognized the non-contingent consideration allocated to this unit of accounting of $0.1 million as collaboration revenue.

In December 2014, Celgene elected to extend the term of the discovery period over which the Company was providing on-going research and development services from five to six years, to April 2016. As a result of the extension, the Company received a $20.0 million extension payment from Celgene in May 2015. The Company evaluated the extension and concluded that upon exercise it is obligated to provide its committee participation and research and development services for a period of one year from April 2015 through April 2016, and as such revenue should be recognized ratably over the performance period of April 2015 to April 2016 as services are rendered. The Company did not recognize any revenues related to the extension during the three months ended March 31, 2015.

Beginning in the first quarter of 2015, the Company and Celgene agreed to plans to advance AG-221 into later stage development studies. Pursuant to the terms of the 2010 Agreement, the parties agreed to transition primary development responsibilities for AG-221 to Celgene for later stage development at which point Celgene became the lead development party for AG-221. During the transition, the Company continued to manage certain arrangements with third-party service providers whose contracts were assigned to Celgene. The Company determined it is no longer the primary obligor of these arrangements and, when considering the other factors included within ASC 605-45, Revenue Recognition – Principal Agent Considerations, determined reimbursement of amounts incurred under third-party contracts should be reported on a net basis within research and development expense. The Company re-assessed its estimate of the total level of effort required to perform the development services related to AG-221 as a result of the contract assignments and recorded a change in estimate during the three months ended March 31, 2015. This change in estimate resulted in the recognition of an additional $5.1 million of revenue, which is included within revenue related to development services for five separate on-going phase 1 clinical trials discussed earlier within this footnote. Including the $3.8 million presented as a reduction of research and development expenditures, the change in estimate reduced the Company’s net loss by $8.9 million and caused a decrease in net loss per share of $0.24 during the three months ended March 31, 2015.

During the period January 1, 2015 through April 27, 2015, the execution date of the AG-881 Agreements, the Company performed planning services on behalf of Celgene related to an expanded phase 1 clinical trial of AG-221. The Company determined the work represented a substantive option under the 2010 Agreement. The Company also determined it is not the primary obligor of the underlying third-party contracts and determined that reimbursements of amounts incurred under the contracts should be reported on a net basis in research and development expense. Reimbursements of services performed directly by the Company are presented on a gross basis as collaboration revenue. During the three months ended March 31, 2015, the Company recognized $0.1 million in revenue and recorded $0.6 million as a reduction in research and development costs related to these services.

Post-April 2015

The AG-881 Agreements, executed on April 27, 2015, were determined to be a modification of the 2010 Agreement due to the AG-881 Agreements including a compound originally identified within the 2010 Agreement. As a result of the modification the Company identified the remaining deliverables under the 2010 Agreement and the AG-881 Agreements with Celgene and determined the best estimate of selling price for the undelivered elements as of the modification date. The Company then allocated the total arrangement consideration, which included the remaining deferred revenue balance at the modification date, the initial payment of $10.0 million under the AG-881 Agreements and other consideration under the 2010 Agreement and the AG-881 Agreements that was deemed to be determinable at the modification date, to each unit of accounting relative to its best estimate of selling price. The undelivered items, which are each considered by the Company to have stand-alone value and therefore are separate units of accounting, the related best estimate of selling price at April 27, 2015, and the method of recognizing the allocated consideration, for each unit of accounting are as follows:

•

Licenses for the AG-881 program: The Company developed the best estimate of selling price of the U.S. license and the rest of world license by probability weighting multiple cash flow scenarios using the income approach. Management estimates within the models include the expected, probability-weighted net profits from estimated future sales, an estimate of the direct cost incurred to generate future cash flows, a discount rate and other business forecast factors. There are significant judgments and estimates inherent in the determination of the best estimate of selling price of these units of accounting. These judgments and estimates include assumptions regarding future operating performance, the timelines of the clinical trials and regulatory approvals and the estimated patient populations. Should different reasonable assumptions be utilized, the best estimate of selling price and the associated revenue recognized would be different. The Company developed a best estimate of selling price of the licenses of $33.2 million. The Company recognizes the non-contingent consideration allocated to these units of accounting upon delivery of the licenses to Celgene which occurred immediately upon the execution of the AG-881 Agreements. During the three months ended March 31, 2016, the Company recognized the non-contingent consideration allocated to this unit of accounting of $0.9 million as collaboration revenue.

•	Four separate on-going development services for which the Company determined it is acting as the principal of all development activities (each of which is a separate unit of accounting): The Company developed the best estimate of selling price for all four of the on-going development services of $12.7 million using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support the development services. The estimated costs were determined to represent management’s best estimate of the price these services could be sold for separately. The amount allocated to these units of accounting is being recognized as revenue on a proportional performance basis as services are provided. The Company expects the services to be performed through 2017. When considering the factors included within ASC 605-45, the Company determined it is the principal of all development activities and is required to present reimbursement of amounts incurred for these services as revenue. During the three months ended March 31, 2016, the Company recognized the non-contingent consideration allocated to these units of accounting of $1.0 million as collaboration revenue.

•	Four separate on-going development services for which the Company determined it is not acting as the principal of all development activities (each of which is a separate unit of accounting): The Company developed the best estimate of selling price for all four of the on-going development services of $97.3 million using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support the development services. The estimated costs were determined to represent management’s best estimate of the price these services could be sold for separately. The amount allocated to these units of accounting is being recognized on a proportional performance basis as services are provided. The Company expects the services to be performed through 2017. When considering the factors included within ASC 605-45, the Company determined it is not the principal of all development activities and is required to present reimbursement of amounts incurred for these services on a net basis as a reduction of research and development expenses. During the three months ended March 31, 2016, the Company recognized the non-contingent consideration allocated to these units of accounting of $4.8 million as a reduction of research and development costs related to these services.

•	On-going research and development: The Company developed the best estimate of selling price of the research and development services of $30.5 million using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider. The amount allocated to this unit of accounting is being recognized as revenue ratably over the performance period through April 2016. For the three months ended March 31, 2016, the Company recognized the non-contingent consideration allocated to this unit of accounting of $3.6 million as collaboration revenue.

•	Committee participations under the 2010 Agreement and AG-881 Agreements: The Company developed the best estimate of selling price of the committee participation services of $0.8 million using management’s best estimate of the anticipated participation hours multiplied by a market rate for comparable participants. The amount allocated to this unit of accounting is being recognized as revenue ratably over the performance period, through the fourth quarter of 2016. During the three months ended March 31, 2016, the Company recognized the non-contingent consideration allocated to this unit of accounting of $0.1 million as collaboration revenue.

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

As a result of Celgene assuming the primary development responsibilities for AG-221 in the first quarter of 2015, the Company recorded $0.5 million of third party costs incurred on behalf of Celgene during the three months ended March 31, 2016 as a reduction of research and development costs.

Beginning in the third quarter of 2015, the Company initiated a phase 1b frontline combination clinical trial of AG-221 and AG-120 for which it will receive reimbursement from Celgene. The new combination trial was determined to be a substantive option under the

2010 Agreement. When considering the factors included within ASC 605-45, management determined that the Company is the principal for the efforts related to the AG-221 arm of the combination trial but is acting in the role of an agent for the efforts related to the AG-120 arm of the combination trial. Accordingly, consideration earned related to the AG-221 arm of the combination trial is recognized as collaboration revenue in the period earned and consideration earned related to the AG-120 arm of the combination trial is reported as a reduction of research and development expense in the period earned. During the three months ended March 31, 2016, the Company recognized $0.7 million in collaboration revenue and recorded $0.2 million as a reduction of research and development costs related to the combination trial.

During the three months ended March 31, 2016, the Company incurred an additional $2.8 million and $0.5 million in reimbursable development expenses related to the AG-120 and AG-881 programs, respectively, that was not contemplated as of the April 2015 modification. The amounts are recorded as a reduction of research and development costs of each respective program.

During the three months ended March 31, 2016 and 2015, the Company recognized a total of $6.3 million and $34.2 million, respectively, as collaboration revenue and recognized $8.8 million and $4.4 million, respectively, as a reduction of research and development expenses.

In determining the current and noncurrent classification of deferred revenue, the Company considers the total consideration expected to be earned in the next twelve months for services to be performed under certain units of accounting and the estimated proportional performance and timing of delivery of certain deliverables to determine the deferred revenue balance that will remain twelve months from the balance sheet date. As of March 31, 2016 and December 31, 2015, the Company has recorded a collaboration receivable of $6.8 million and $8.2 million, respectively, related to reimbursable development costs.

Accounting analysis and revenue recognition – milestone revenue

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

In January 2016, the Company determined that a substantive clinical development milestone related to the AG-221 program was achieved and received a milestone payment of $25.0 million, which was recognized as revenue during the three months ended March 31, 2016.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued compensation	$3,451	$7,005
Accrued contracted research and development costs	7,404	7,449
Accrued professional fees	1,126	228
Accrued other	266	1,314

Total	$12,247	$15,996

7. Share-Based Payments

2013 Stock Incentive Plan

In June 2013, the Company’s Board of Directors adopted and, in July 2013, the Company’s stockholders approved the 2013 Stock Incentive Plan (the “2013 Plan”). The 2013 Plan became effective upon the closing of the Company’s Initial Public Offering, or IPO, and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-

based awards. Following the adoption of the 2013 Plan, the Company granted no further stock options or other awards under the 2007 Stock Incentive Plan, or 2007 Plan. Any options or awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remain outstanding and effective. As of March 31, 2016, the total number of shares reserved under the 2007 Plan and the 2013 Plan are 6,676,545, and the Company had 1,169,125 shares available for future issuance under such plans. The 2013 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2014 and continuing until the expiration of the 2013 Plan, equal to the lesser of (i) 2,000,000 shares of common stock, (ii) 4% of the outstanding shares of common stock on such date or (iii) an amount determined by the Company’s Board of Directors. On January 1, 2016 and 2015, the annual increase for the 2013 Plan resulted in an additional 1,507,860 shares and 1,484,020 shares, respectively, authorized for issuance.

The following table summarizes all stock option activity for the three months ended March 31, 2016:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	4,618,697	$44.45	7.49	$153,573
Granted	937,665	40.87
Exercised	(190,413)	2.82
Forfeited/expired	(47,599)	75.17

Outstanding at March 31, 2016	5,318,350	$45.03	7.76	$72,522

Exercisable at March 31, 2016	2,285,769	$23.13	6.23	$58,510

Vested and expected to vest at March 31, 2016	4,956,261	$45.40	7.72	$67,184

The weighted-average grant date fair value of options granted was $26.08 and $68.60 during the three months ended March 31, 2016 and 2015, respectively. The total intrinsic value of options exercised was $10.0 million and $18.2 million during the three months ended March 31, 2016 and 2015, respectively.

At March 31, 2016, the total unrecognized compensation expense related to unvested stock option awards, including estimated forfeitures, was $99.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years. The Company also has unrecognized stock-based compensation expense of $8.2 million related to stock options and performance-based stock units with performance-based vesting criteria that are not considered probable of achievement as of March 31, 2016.

Restricted stock units

The Company may grant awards of restricted stock units (“RSUs”) to non-employee directors, members of the management team and employees on a discretionary basis pursuant to the 2013 Plan. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock.

During the three months ended March 31, 2016, the Company granted 58,800 RSUs to various employees; no RSUs were granted during the three months ended March 31, 2015. The Company recorded stock-based compensation expense related to RSUs of $0.4 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively. These amounts are included in the total stock-based compensation expense disclosed below. As of March 31, 2016, there was approximately $3.1 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.7 years.

The following table presents RSU activity for the three months ended March 31, 2016:

	Number of Stock Units	Weighted-average grant date fair value
Unvested shares at December 31, 2015	15,000	$122.22
Granted	58,800	39.76
Vested	—	—

Unvested shares at March 31, 2016	73,800	$56.52

Performance-based stock options

During the three months ended March 31, 2016 and 2015, no options to purchase shares of common stock that contain performance-based or a combination of performance-based and service-based vesting criteria were granted by the Company. However, certain performance-based stock options issued in prior periods were still outstanding as of March 31, 2016. Performance-based vesting criteria for options primarily relate to milestone events specific to the Company’s corporate goals, including but not limited to certain preclinical and clinical development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. As of March 31, 2016, certain of the performance-based milestones had been achieved. The achievements of certain other milestones have been deemed probable and therefore the related expense either has been fully recognized or is being recognized over the remaining service period. The achievement of the remaining milestones was deemed to be not probable as of March 31, 2016 and, therefore, no expense has been recognized related to these awards. During the three months ended March 31, 2015, the Company recognized stock-based compensation expense of $0.1 million related to stock options with performance-based vesting criteria. During the three months ended March 31, 2016, the Company did not recognize any stock-based compensation expense related to stock options with performance-based vesting criteria.

Performance-based stock units

In December 2015, pursuant to the 2013 Plan, the Company granted 100,270 performance stock units (“PSUs”) to certain employees and, in February 2016, the Company granted 15,000 PSUs to one employee. Each PSU entitles the holder to receive, at the achievement of the performance-based and service-based criteria, a specified number of shares of the Company’s stock. Performance-based vesting criteria primarily relate to milestone events specific to the Company’s corporate goals, specifically regulatory development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these PSUs is recognized if the performance condition is considered probable of achievement using management’s best estimates. As of March 31, 2016, these milestones were not probable and, therefore, no expense has been recognized related to these awards. No such awards were granted during the three months ended March 31, 2015.

2013 Employee Stock Purchase Plan

In June 2013, the Company’s Board of Directors adopted, and in July 2013 the Company’s stockholders approved, the 2013 Employee Stock Purchase Plan (the “2013 ESPP”). The 2013 ESPP is administered by the Company’s Board of Directors or by a committee appointed by the Company’s Board of Directors. Under the 2013 ESPP, each offering period is six months, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of the offering period. The per-share purchase price at the end of each offering period is equal to 85% of the closing price of one share of the Company’s common stock at the beginning or end of the offering period, whichever is lower, subject to Internal Revenue Service limits. The Company issued 12,327 shares and 10,664 shares during the three months ended March 31, 2016 and 2015, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 327,272 shares of the Company’s common stock. As of March 31, 2016, the Company had 297,795 shares available for future issuance under the 2013 ESPP.

The Company recorded $0.1 million of stock-based compensation expense for the each of the three months ended March 31, 2016 and 2015, respectively, related to the 2013 ESPP.

Stock-based compensation expense

During the three months ended March 31, 2016 and 2015, the Company recorded stock-based compensation expense for employee and non-employee stock options, restricted stock units, restricted stock, performance-based stock options, performance-based stock units and the employee stock purchase plan shares. Expenses related to these equity-based awards were allocated as follows in the condensed consolidated interim statements of operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development expense	$5,528	$2,611
General and administrative expense	3,579	2,449

	$9,107	$5,060

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

	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	1.42%	1.71%
Expected dividend yield	—	—
Expected term (in years)	6.08	6.08
Expected volatility	71.53%	70.35%

8. Income Taxes

In January 2014, the Company paid $6.0 million as payment in full of its U.S. federal income tax liability related to the year ended December 31, 2011, including $1.5 million of interest and penalties accrued. The Company filed a carryback claim to apply the net losses incurred during the year ended December 31, 2013 against the previous taxable income. The amount to be refunded by the Internal Revenue Service (“IRS”) was recorded as refundable income taxes as of December 31, 2014. During the three months ended March 31, 2015, the Company received the balance of the refundable income tax. There was no (benefit) provision for income taxes during the three months ended March 31, 2016 and 2015.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company evaluated whether any uncertain tax positions arise from commencing operations of its wholly owned subsidiary, Agios International Sarl, and determined no uncertain tax positions existed. As of March 31, 2016 and December 31, 2015, the Company did not have any uncertain tax positions.

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2016	2015
Stock options	5,318,350	4,543,028
Restricted stock units	73,800	10,000
Unvested restricted stock	—	5,681
Employee stock purchase plan options	4,227	1,125

	5,396,377	4,559,834

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Information

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated interim financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 and related notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission, or the SEC, on February 26, 2016. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this report. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

In April 2010, we entered into a discovery and development collaboration and license agreement, or the 2010 Agreement, with Celgene Corporation, or Celgene, focused on targeting cancer metabolism. The goal of the collaboration under the 2010 Agreement is to discover, develop and commercialize disease-altering therapies in oncology arising out of our cancer metabolism research platform that have achieved development candidate status. On December 8, 2014, Celgene elected to extend the period of its exclusivity for an additional year to April 2016. The extension marked the final year of the discovery phase. We received a $20.0 million payment as a result of the extension in May 2015. In April 2016, we reached an agreement with Celgene to defer from April 2016 to June 2016 the selection process for allocating the rights to certain discovery programs under the 2010 Agreement.

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

We nominated AG-221 and AG-120 during the discovery phase of the collaboration under the 2010 Agreement. In June 2014, Celgene exercised its exclusive option to license worldwide development and commercialization rights for AG-221. In addition to contributing our scientific and translational expertise, we continue to conduct certain clinical development and regulatory activities within the AG-221 development program while transitioning responsibilities to Celgene, which will lead later development activities. Celgene exercised its exclusive option under the 2010 Agreement to license development and commercialization rights to AG-120 outside the United States during the three months ended March 31, 2015. Following Celgene’s exercise of this option, we retained development and commercialization rights for AG-120 in the United States.

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

Since inception, we have incurred significant operating losses. Our net loss was $23.2 million and $5.0 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $307.9 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from year to year. We anticipate that our expenses will increase significantly as we continue to advance and expand clinical development activities for our lead programs, AG-221, AG-120, AG-881 and AG-348, as well as AG-519 our second product candidate that is a potent activator of the PKR enzyme; continue to discover and validate novel targets and drug product candidates; expand and protect our intellectual property portfolio; and hire additional commercial, development and scientific personnel.

Financial Operations Overview

Revenue

Through March 31, 2016, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the near future. Primarily all of our revenue to date has been derived from our collaborations with Celgene. In the future, we will seek to generate revenue from a combination of product sales and upfront payments, cost reimbursements, milestone payments, and royalties on future product sales.

Collaboration and license revenue

Arrangement consideration is allocated to each separately identified unit of accounting based on the relative selling price, using our best estimate of selling price of each deliverable. The provisions of the Financial Accounting Standards Board’s Accounting Standards Codification (ASC) 605-25, Multiple-Element Arrangements are then applied to each unit of accounting to determine the appropriate revenue recognition. In the event that a deliverable of a multiple element arrangement does not represent a separate unit of accounting, we recognize revenue from the combined units of accounting over the term of the related contract or as undelivered items are delivered, as appropriate.

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

Reimbursement of research and development costs by Celgene is recognized as revenue, provided we have determined that we are acting primarily as a principal in the transaction according to the provisions outlined in ASC 605-45, Revenue Recognition – Principal Agent Considerations, the amounts are determinable and collection of the related receivable is reasonably assured.

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

AG-221: lead IDH2 program

AG-221 is an orally available, selective, potent inhibitor of the mutated IDH2 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH2 mutations, including those with acute myeloid leukemia, or AML, who have a historically poor prognosis. On June 16, 2014, the U.S. Food and Drug Administration, or FDA, granted us orphan drug designation for AG-221 for treatment of patients with AML. On August 13, 2014, we announced that the FDA granted fast track designation to AG-221 for treatment of patients with AML that harbor an IDH2 mutation. In April 2016, we and Celgene received European Medicines Agency, or EMA, Orphan Drug Designation for AG-221 for the treatment of AML. We have been evaluating AG-221 in several phase 1 dose-escalation clinical trials evaluating both hematological and solid tumor cancers with IDH2 mutations. To date, all clinical data reported by us in hematological cancers highlights that the mechanism of response is consistent with preclinical studies, including substantial reduction of plasma 2-hydroxygluturate, or 2HG, levels, as well as evidence of cellular differentiation and normalization of cell counts in the bone marrow and blood. This differentiation effect is distinct from that seen with traditional chemotherapeutics commonly used to treat AML.

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

In May 2015, we announced that our ongoing phase 1 clinical trial of AG-221 had been expanded to add an additional more homogenous cohort of 125 patients with IDH2 mutant-positive AML who are in second or later relapse, are refractory to second-line induction or reinduction treatment, or have relapsed after allogeneic transplantation. Consistent with the previous expansion cohorts, AG-221 is administered at a dose of 100 mg once daily. The primary objectives of the trial are to confirm the safety and clinical activity of AG-221 in a select, highly resistant AML population. Enrollment of this cohort was completed in May 2016.

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

In March 2016, Celgene, in collaboration with us, initiated a phase 1/2 frontline combination clinical trial, to be conducted by Celgene, of either AG-221 or AG-120 in combination with VIDAZA® (azacitidine) in newly diagnosed AML patients not eligible for intensive chemotherapy, with a phase 1 component to determine the safety of the combinations, followed by a phase 2 randomized component evaluating the safety and clinical activity of each investigational combination versus single-agent VIDAZA® using a primary endpoint of overall response rate.

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

As described above, in December 2015, we announced the initiation of a phase 1b, multicenter, international, open-label clinical trial of AG-221 or AG-120 in combination with induction and consolidation therapy in patients with newly diagnosed AML with an isocitrate dehydrogenase (IDH) mutation who are eligible for intensive chemotherapy. Also as described above, in the March 2016, Celgene, in collaboration with us, initiated a phase 1/2 frontline combination clinical trial, to be conducted by Celgene, of either AG-221 or AG-120 in combination with VIDAZA® (azacitidine) in newly diagnosed AML patients not eligible for intensive chemotherapy, with a phase 1 component to determine the safety of the combinations, followed by a phase 2 randomized component evaluating the safety and clinical activity of each investigational combination versus single-agent VIDAZA® using a primary endpoint of overall response rate.

We intend to initiate a global registration-enabling phase 3 clinical trial in frontline AML patients who harbor an IDH1 mutation in the second half of 2016. In addition, we intend to initiate a randomized phase 2 clinical trial of AG-120 in patients with IDH1 mutant-positive cholangiocarcinoma in the second half of 2016.

During the three months ended March 31, 2015, Celgene exercised its exclusive option under the 2010 Agreement to license development and commercialization rights to AG-120 outside the United States. We had previously elected to exercise our option to retain development and commercialization rights to AG-120 in the United States in January 2014. Following Celgene’s exercise of its exclusive option under the terms of the 2010 Agreement, Celgene leads development and commercialization outside the United States, and we lead development and commercialization in the United States. Under the 2010 Agreement, Celgene is responsible for future development and commercialization costs specific to countries outside the United States, we are responsible for future development and commercialization costs specific to the United States, and we and Celgene will equally fund the future global development costs of AG-120 that are not specific to any particular region or country. Under the 2010 Agreement, Celgene is eligible to receive tiered royalties on any net sales in the United States, and we are eligible to receive tiered royalties on any net sales outside the United States and up to $145.0 million in payments on achievement of certain milestones.

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

We are conducting phase 1 multi-center, open-label clinical trials of AG-881, one in patients with advanced IDH1 or IDH2 mutant-positive solid tumors, including glioma, and the other in patients with advanced IDH1 or IDH2 mutant-positive hematologic malignancies whose cancer has progressed on a prior IDH inhibitor therapy. The goal of these trials is to evaluate the safety, pharmacokinetics, pharmacodynamics and clinical activity of AG-881 in advanced solid tumors and hematologic malignancies, respectively. In each trial, AG-881 will be administered continuously as a single agent dosed orally in a 28-day cycle. The first portion of each trial includes a dose-escalation phase in which cohorts of patients will receive ascending oral doses of AG-881 to determine the maximum tolerated dose and/or the recommended phase 2 dose based on safety and tolerability. The second portion of each trial is a dose expansion phase where patients will receive AG-881 to further evaluate the safety, tolerability and clinical activity of the recommended phase 2 dose.

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

In June 2015, we reported final clinical data from the phase 1 MAD clinical trial of AG-348 in healthy volunteers and the first data from a natural history study of PK deficiency. The data were presented at the 20th Congress of the European Hematology Association (EHA) in Vienna, Austria. Results presented were from 48 healthy volunteers who received either AG-348 or placebo for fourteen days at 15 mg, 60 mg, 120 mg, 360 mg or 700 mg twice daily or 120 mg once daily in six sequential cohorts. The study showed that AG-348 was well tolerated, with most adverse events occurring in the highest dose group (700 mg), with all but one being mild to moderate. Thirty-two of 36 healthy volunteers receiving AG-348 completed the study. Two volunteers receiving AG-348 withdrew due to adverse events, including drug eruption (60 mg) and Grade 3 liver function test abnormalities (700 mg), which resolved after treatment discontinuation. Two additional AG-348 volunteers (both 700 mg) withdrew consent due to nausea or vomiting. Serum hormone changes consistent with reversible aromatase inhibition were observed. AG-348 also showed a favorable pharmacokinetic profile with rapid absorption, low to moderate variability and a dose-proportional increase in exposure following multiple doses.

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

In June 2015, we initiated DRIVE PK, a global phase 2, first-in-patient, open-label safety and efficacy clinical trial of AG-348 in adult, transfusion-independent patients with PK deficiency. The multi-center, randomized trial will include two arms with 25 patients each. The patients in the first arm will receive 50 mg twice daily, and the patients in the second arm will receive 300 mg twice daily. The trial will include a six-month dosing period with the opportunity for continued treatment beyond six months based on safety and clinical activity. In July 2015, we dosed the first-patient in this phase 2 clinical trial, and we expect to present the first data from this trial in June 2016 at the 21st Congress of EHA in Copenhagen, Denmark.

We have worldwide development and commercial rights to AG-348 and expect to fund the future development and commercialization costs related to this program.

AG-519: a second novel PKR activator

AG-519 is an orally available small molecule and our second product candidate that is a potent activator of the PKR enzyme. We initiated a placebo-controlled phase 1 clinical trial of AG-519 in healthy volunteers in the first quarter of 2016. This trial is an integrated single ascending dose and multiple ascending dose trial. We expect to present the first data from this trial in June 2016 at the 21st Congress of EHA in Copenhagen, Denmark.

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

	Three Months Ended March 31,
(in thousands)	2016	2015
IDH2 (AG-221)	$2,198	$3,329
IDH1 (AG-120)	13,127	10,417
Pan IDH (AG-881)	3,002	3,873
PK deficiency (AG-348)	5,092	5,071
PKR activator (AG-519)	4,805	613
Other research and platform programs	15,814	9,140

Total research and development expenses	$44,038	$32,443

Research and development expenses for AG-221 for the three months ended March 31, 2016 and 2015 are net of $0.5 million and $4.4 million, respectively, in reimbursement of certain third-party costs under the 2010 Agreement, as amended, which are classified as a reduction of research and development expense.

Research and development expenses for AG-120 for the three months ended March 31, 2016 are net of $6.6 million in reimbursement of certain third-party and internal costs under the 2010 Agreement, as amended, which are classified as a reduction of research and development expense. No reimbursements were recognized in our research and development costs during the three months ended March 31, 2015.

Research and development expenses for AG-881 for the three months ended March 31, 2016 are net of $1.7 million in reimbursement of certain third-party and internal costs under the AG-881 Agreements, which are classified as a reduction of research and development expense. No reimbursements were recognized in our research and development costs during the three months ended March 31, 2015.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. Management has determined that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses and stock-based compensation. There have been no significant changes to our critical accounting policies discussed in the Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Comparison of three months ended March 31, 2016 and 2015

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,
(in thousands)	2016	2015	Dollar Change	% Change
Collaboration revenue – related party	$31,281	$34,202	$(2,921)	(9)%
Operating expenses:
Research and development (net of $8,794 and $4,366 of cost reimbursement from related party for the three months ended March 31, 2016 and 2015)	44,038	32,443	11,595	36
General and administrative	10,837	6,954	3,883	56

Loss from operations	(23,594)	(5,195)	(18,399)	354
Interest income	396	238	158	66

Net loss	$(23,198)	$(4,957)	$(18,241)	368%

Revenue. For the three months ended March 31, 2016, we recognized $31.3 million in revenue, which includes a $25 million milestone payment related to a substantive clinical development milestone achieved. The remaining $6.3 million in revenue was recognized under the current revenue recognition accounting guidance.

For the three months ended March 31, 2015, we recognized $34.2 million in revenue, which includes the recognition of $15.8 million related to the delivery of an ex. U.S. license for AG-120. During the same period we recognized an additional $5.1 million of revenue due to a change in estimate related to transitioning primary development responsibilities of AG-221 to Celgene for later stage development, at which point Celgene would became the lead development party for AG-221. Including the $3.8 million presented as a reduction of research and development expenditures, the net change reduced our net loss by $8.9 million. The remaining $13.3 million in revenue was recognized under the current revenue recognition accounting guidance.

Research and Development Expense. The increase in research and development expenses was primarily attributable to net increases of $1.5 million in external services and $10.1 million in internal expenses; both of these increases are inclusive of $8.8 million in reimbursement of certain costs related to AG-221, AG-120 and AG-881, which are recorded as a reduction of research and development expenses. During the three months ended March 31, 2016 and 2015, we recognized certain cost reimbursements related to our on-going development activities under our IDH programs for which we are no longer acting as the principal in the transaction as a reduction of research and development expenses.

The increase in external services in 2016 was attributable to the following:

•	decreases of approximately $1.0 million, $2.2 million, $1.0 million and $1.3 million for external clinical studies and manufacturing activities for our lead product candidates AG-221, AG-120, AG-348 and AG-881, respectively;

•	an increase of approximately $2.7 million for preclinical studies for our product candidate AG-519; and

•	an increase of approximately $4.3 million for costs related to other early research and platform programs.

We incurred approximately $10.1 million of additional internal research and development expenses related to the following:

•	an increase of $7.4 million in personnel costs related to an increase in our internal headcount of 52%, which includes an increase of $2.9 million in stock-based compensation expense; and

•	an increase of approximately $2.7 million for facilities and other related expenses.

General and Administrative Expense. The increase in general and administrative expenses was primarily attributable to the following:

•	an increase of $2.8 million in personnel costs related to an increase in our internal headcount of 47% which includes an increase of $1.1 million for stock-based compensation expense;

•	an increase of $0.3 million in professional service costs and insurance costs; and

•	an increase of $0.8 million in certain operating expenses, including consulting and facility costs.

Interest Income. The increase is attributable to a more diversified investment portfolio, resulting in higher interest earned on investments.

Provision for Income Tax. We did not have a provision for income taxes during the three months ended March 31, 2016 or 2015 due to our net loss.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, and through March 31, 2016, we have funded our operations through upfront, extension and cost reimbursement payments related to our collaboration agreements with Celgene, proceeds received from our issuance of preferred stock, our IPO and our follow-on public offerings, including private placement of common stock to an affiliate of Celgene, which was completed concurrently with our IPO.

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn a significant amount of milestone payments and are entitled to cost reimbursements under our collaboration agreements with Celgene. Our ability to earn the milestone payments and cost reimbursements and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and are uncertain at this time. Our right to payments under our collaboration agreements is our only committed potential external source of funds.

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended, March 31,
(in thousands)	2016	2015
Net cash used in operating activities	$(19,009)	$(25,585)
Net cash (used in) provided by investing activities	(14,828)	44,988
Net cash provided by financing activities	1,108	1,822

Net (decrease) increase in cash and cash equivalents	$(32,729)	$21,225

Net cash used in operating activities. The use of cash in all periods resulted primarily from funding our net losses adjusted for non-cash charges and changes in components of working capital. The net loss was primarily attributable to increased operating expenses which relates to increases in clinical study costs due to advancements in our lead product candidates, expanded facilities and increased staffing needs due to our expanding operations offset by amounts reimbursed by Celgene. During the three months ended March 31, 2016, we received $35.1 million related to our collaboration agreements, including a $25.0 million milestone payment in conjunction with the achievement of a substantive development milestone, and $2.8 million as reimbursement of tenant improvements compared to $6.6 million received related to our collaboration agreements during the three months ended March 31, 2015. We received $3.8 million of refundable income taxes during the three months ended March 31, 2015, related to a previously filed carryback claim.

Net cash (used in) provided by investing activities. The cash used in investing activities for the three months ended March 31, 2016 was primarily the result of lower proceeds from maturities and sales of marketable securities in comparison to purchases of marketable securities. In addition we incurred $2.5 million in purchases of property and equipment. The cash provided by investing activities for the three months ended March 31, 2015 was primarily the result of higher proceeds from maturities and sales of marketable securities, in comparison to purchases of marketable securities, offset by $3.8 million in purchases of property and equipment.

Net cash provided by financing activities. The cash provided by financing activities for the three months ended March 31, 2016 and 2015 was the result of proceeds received from stock option exercises and proceeds received from stock purchases made pursuant to our employee stock purchase plan.

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

We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2016, together with anticipated interest income, and anticipated expense reimbursements under our collaboration agreements with Celgene will enable us to fund our operating expenses and capital expenditure requirements until at least late 2017. Our future capital requirements will depend on many factors, including:

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

Contractual obligations

During the three months ended March 31, 2016, we entered into agreements in the normal course of business with CROs for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are cancelable at any time by us, generally upon 30 days’ prior written notice to the vendor. Under these agreements, as of March 31, 2016 we are obligated to pay up to $55.3 million to these vendors.

During the three months ended March 31, 2016, there were no other material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2016 and December 31, 2015, we had cash, cash equivalents and marketable securities of $355.8 million and $375.9 million, respectively, consisting primarily of investments in U.S. Treasuries and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 10% change in interest rates would have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs that are located in Asia and Europe that are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2016 and December 31, 2015, we had minimal or no liabilities denominated in foreign currencies.

Item 4. Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2016, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained herein, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The risks described are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net losses were $117.7 million, $53.5 million and $39.4 million for the years ended December 31, 2015, 2014 and 2013, respectively, and $23.2 million for the three months ended March 31, 2016. As of March 31, 2016, we had an accumulated deficit of $307.9 million. We have never generated any revenue from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations primarily through private placements of our preferred stock, our initial public offering and the concurrent private placement, our follow-on public offerings and our collaboration agreements with Celgene Corporate, or Celgene, focused on cancer metabolism. We have devoted substantially all of our efforts to research and development. We are in clinical development stages of our product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. Although we may from time to time report profitable results, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2016, together with anticipated interest income, and the anticipated expense reimbursements under our collaboration agreements with Celgene will fund our operating and capital expenditure requirements until at least late 2017. Our estimate as to how long we expect our existing cash and cash equivalents, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our product candidates;

•	the success of, and developments regarding, our collaborations with Celgene;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	our ability to establish and maintain additional collaborations on favorable terms, if at all; and

•	the extent to which we acquire or in-license other medicines and technologies.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than our collaborations with Celgene, which are limited in scope and duration. For example, the discovery phase under our 2010 collaboration agreement with Celgene, or 2010 Agreement, expired in April 2016 and we will no longer receive payments from Celgene with respect to extensions of the discovery phase under the 2010 Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

Under the 2010 Agreement, we have the right, exercisable during a specified period following FDA acceptance of the applicable investigational new drug application, or IND, to convert one of every three co-commercialized licensed programs into a split licensed program, for which we retain the United States rights. Due to the limited exercise period, we may have to choose whether a co-commercialized program will be a split licensed program before we have as much information as we would like on another co-commercialized program, including whether and when such co-commercialized program may receive FDA acceptance of the applicable IND. Our IDH2 program is not a split licensed program. We have chosen AG-120, and our IDH1 program, as our first split licensed program under the 2010 Agreement. As a result of such incomplete information or due to incorrect analysis by us, we may select a split licensed program that later proves to have less commercial potential than an alternative or none at all.

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

In April 2010, we entered into the 2010 Agreement. The collaboration involves a complex allocation of rights, provides for milestone payments to us based on the achievement of specified clinical development, regulatory and commercial milestones, provides us with royalty-based revenue if certain product candidates are successfully commercialized and provides for cost reimbursements of certain development activities. The discovery phase under the 2010 Agreement concluded in April 2016 and we will no longer receive additional payments to extend the term of the discovery phase. In April 2015, we entered into the AG-881 Agreements. We cannot predict the success of these collaborations.

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

Collaborations involving our product candidates, including our collaborations with Celgene, pose the following risks to us:

•	Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations. For example, under our collaborations with Celgene, development and commercialization plans and strategies for licensed programs, such as AG-221, will be conducted in accordance with a plan and budget approved by a joint committee comprised of equal numbers of representatives from each of us and Celgene, as to which Celgene may have final decision-making authority.

•	Collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities. For example, under the 2010 Agreement, it is possible for Celgene to elect not to progress into preclinical development a product candidate that we have nominated and the joint research committee confirmed, without triggering a termination of the collaboration arrangement.

•	Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing, which may result in a need for additional capital to pursue further development or commercialization of the applicable product candidate. For example, under the 2010 Agreement, it is possible for Celgene to terminate the agreement, upon 90 days prior written notice, with respect to any product candidate at any point in the research, development and clinical trial process, without triggering a termination of the remainder of the collaboration arrangement.

•	Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our medicines or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.

•	Collaborators with marketing and distribution rights to one or more medicines may not commit sufficient resources to the marketing and distribution of such medicine or medicines.

•	Collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation. For example, under specified circumstances Celgene has the first right to maintain or defend our intellectual property rights under the 2010 Agreement with respect to certain licensed programs and, although we may have the right to assume the maintenance and defense of our intellectual property rights if Celgene does not, our ability to do so may be compromised by Celgene’s actions.

•	Disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our medicines or product candidates or that result in costly litigation or arbitration that diverts management attention and resources.

•	We may lose certain valuable rights under circumstances identified in our collaborations, including, in the case of our agreements with Celgene, if we undergo a change of control.

•	Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. For example, Celgene can terminate its agreements with us, in their entirety or with respect to any program under the 2010 Agreement, upon 90 days’ notice and can terminate each entire agreement with us in connection with a material breach of the agreement by us that remains uncured for 60 days.

•	Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all.

•	If a present or future collaborators of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.

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

As of March 31, 2016, our executive officers, directors and a small group of stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

AGIOS PHARMACEUTICALS, INC.

Date: May 9, 2016	By:	/s/ David P. Schenkein
David P. Schenkein President and Chief Executive Officer (principal executive officer)

Date: May 9, 2016	By:	/s/ Glenn Goddard
Glenn Goddard Senior Vice President, Finance (principal financial and accounting officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation	8-K	001-36014	July 29, 2013	3.1

3.2	Amended and Restated By-Laws	8-K	001-36014	July 29, 2013	3.2

10.1	Letter Agreement, dated as of January 7, 2016, between the Registrant and Steve Hoerter					X

10.2	Severance Benefits Plan	8-K	001-36014	April 22, 2016	10.1

31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X