Form 10-Q
period 2016-06-30
AGIOS PHARMACEUTICALS INC
filed 2016-08-08
CIK 1439222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on August 5, 2016: 38,046,368

AGIOS PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$234,048	$71,764
Marketable securities	231,321	245,238
Collaboration receivable – related party	7,853	8,225
Tenant improvement and other receivables	2,014	3,374
Prepaid expenses and other current assets	8,923	8,728

Total current assets	484,159	337,329
Marketable securities	46,926	58,905
Property and equipment, net	25,134	23,220
Other assets	1,382	611

Total assets	$557,601	$420,065

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,448	$14,748
Accrued expenses	14,414	15,996
Deferred revenue – related party	31,469	19,665
Deferred rent	2,933	2,479

Total current liabilities	67,264	52,888

Deferred revenue, net of current portion – related party	183,540	4,699
Deferred rent, net of current portion	17,719	17,360
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 38,029,510 and 37,696,502 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	38	38
Additional paid-in capital	652,574	630,078
Accumulated other comprehensive income (loss)	297	(318)
Accumulated deficit	(363,831)	(284,680)

Total stockholders’ equity	289,078	345,118

Total liabilities and stockholders’ equity	$557,601	$420,065

See accompanying notes to condensed consolidated financial statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Collaboration revenue – related party	$6,978	$13,219	$38,259	$47,421
Operating expenses:
Research and development (net of $5,922 and $4,546 of cost reimbursement from related party for the three months ended June 30, 2016 and 2015, respectively, and $14,716 and $8,912 for the six months ended June 30, 2016 and 2015, respectively)	50,804	36,423	94,842	68,866
General and administrative	12,644	8,929	23,481	15,883

Total operating expenses	63,448	45,352	118,323	84,749

Loss from operations	(56,470)	(32,133)	(80,064)	(37,328)
Interest income	517	236	913	474

Net loss	$(55,953)	$(31,897)	$(79,151)	$(36,854)

Net loss per share – basic and diluted	$(1.47)	$(0.85)	$(2.09)	$(0.99)

Weighted-average number of common shares used in net loss per share – basic and diluted	37,956,383	37,329,220	37,910,233	37,272,300

See accompanying notes to condensed consolidated financial statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(55,953)	$(31,897)	$(79,151)	$(36,854)
Other comprehensive income:
Unrealized gain on available-for-sale securities	208	31	615	279

Comprehensive loss	$(55,745)	$(31,866)	$(78,536)	$(36,575)

See accompanying notes to condensed consolidated financial statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(79,151)	$(36,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,550	1,150
Stock-based compensation expense	20,103	13,237
Net amortization of premium and discounts on investments	330	319
Changes in operating assets and liabilities:
Collaboration receivable – related party	372	(3,982)
Tenant improvement and other receivables	1,360	(2,948)
Prepaid expenses and other assets	(1,129)	125
Accounts payable	3,755	(1,210)
Accrued expenses and other liabilities	(833)	(2,558)
Deferred rent	813	13,689
Refundable income taxes and income taxes payable	—	3,841
Deferred revenue – related party	190,645	(6,414)

Net cash provided by (used in) operating activities	138,815	(21,605)

Investing activities
Purchases of marketable securities	(226,289)	(106,205)
Proceeds from maturities and sales of marketable securities	252,468	198,078
Purchases of property and equipment	(5,267)	(14,679)

Net cash provided by investing activities	20,912	77,194

Financing activities
Payment of public offering costs	—	(207)
Net proceeds from stock option exercises and employee stock purchase plan	2,557	3,120

Net cash provided by financing activities	2,557	2,913

Net increase in cash and cash equivalents	162,284	58,502
Cash and cash equivalents at beginning of the period	71,764	14,031

Cash and cash equivalents at end of the period	$234,048	$72,533

Supplemental disclosure of non-cash investing and financing transactions
Additions to property, plant and equipment in accounts payable and accrued expenses	$1,360	$1,531

Vesting of restricted stock	$—	$(4)

Proceeds from stock option exercises in other current assets	$23	$3

See accompanying notes to condensed consolidated financial statements.

Agios Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Overview and Basis of Presentation

Overview

Agios Pharmaceuticals, Inc. (“Agios” or the “Company”) is a biopharmaceutical company committed to the fundamental transformation of patients’ lives through scientific leadership in the field of cancer and rare genetic metabolic disorders. The Company has built a unique set of core capabilities in the field of cellular metabolism, with the goal of making transformative, first or best in class medicines. Agios’ therapeutic areas of focus are cancer and rare genetic metabolic disorders, which are a broad group of more than 600 rare genetic diseases caused by mutations, or defects, of single metabolic genes. In both of these areas, the Company is seeking to unlock the biology of cellular metabolism to create transformative therapies. The Company is located in Cambridge, Massachusetts.

Basis of presentation

The condensed consolidated interim balance sheet as of June 30, 2016, the condensed consolidated interim statements of operations and comprehensive loss for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015, are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2016, its results of operations for the three and six months ended June 30, 2016 and June 30, 2015 and cash flows for the six months ended June 30, 2016 and 2015. The financial data and the other financial information disclosed in these notes to the condensed consolidated interim financial statements related to the three-month and six-month periods are also unaudited. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other future annual or interim period. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 that was filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2016.

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

Recent accounting pronouncements

In May 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which addresses implementation issues and is intended to reduce the cost and complexity of applying the new revenue standard in ASU 2014-09, discussed below. ASU 2016-12 has the same effective date as the new revenue standard, ASU 2014-09, (as amended by the one-year deferral and the early adoption provisions in ASU 2015-14). In addition, entities are required to adopt the ASU by using the same transition method they used to adopt the new revenue standard. The Company is currently in the process of evaluating the impact of the guidance on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies identifying performance obligation and licensing implementation guidance and illustrations in the ASU 2014-09, discussed below. ASU 2016-10 has the same effective date as the new revenue standard, ASU 2014-09, (as amended by the one-year deferral and the early adoption provisions in ASU 2015-14). In addition, entities are required to adopt the ASU by using the same transition method they used to adopt the new revenue standard. The Company is currently in the process of evaluating the impact of the guidance on its consolidated financial statements.

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

The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of June 30, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$225,564	$—	$—	$225,564
Marketable securities:
Certificates of deposit	—	15,790	—	15,790
Government securities	169,179	—	—	169,179
Corporate debt securities	—	93,278	—	93,278

	$394,743	$109,068	$—	$503,811

The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$59,332	$—	$—	$59,332
Marketable securities:
Certificates of deposit	—	11,243	—	11,243
Government securities	292,900	—	—	292,900

	$352,232	$11,243	$—	$363,475

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2016 or December 31, 2015.

The carrying amounts reflected in the condensed consolidated balance sheets for cash, collaboration receivable – related party, tenant improvement and other receivables, prepaid expenses and other current assets, other assets, accounts payable, and accrued expenses approximate their fair values at June 30, 2016 and December 31, 2015, due to their short-term nature.

There have been no changes to the valuation methods during the three and six months ended June 30, 2016 or 2015. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and six months ended June 30, 2016 and 2015. The Company had no financial assets or liabilities that were classified as Level 3 at any point during the three and six months ended June 30, 2016 or the year ended December 31, 2015.

4. Marketable Securities

Marketable securities at June 30, 2016 and December 31, 2015 consisted primarily of investments in certificates of deposit, government securities and corporate debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity and a component of total comprehensive loss in the condensed consolidated interim statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on marketable securities for the six months ended June 30, 2016 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the periods. There were immaterial realized gains on marketable securities for the three and six months ended June 30, 2015.

Marketable securities at June 30, 2016 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$5,040	$2	$—	$5,042
Government securities	158,571	91	(1)	158,661
Corporate debt securities	67,586	38	(6)	67,618
Non-current:
Certificates of deposit	10,720	31	(3)	10,748
Government securities	10,511	7	—	10,518
Corporate debt securities	25,522	138	—	25,660

	$277,950	$307	$(10)	$278,247

Marketable securities at December 31, 2015 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$11,248	$—	$(5)	$11,243
Government securities	234,130	10	(145)	233,995
Non-current:
Government securities	59,083	—	(178)	58,905

	$304,461	$10	$(328)	$304,143

At June 30, 2016 and December 31, 2015, the Company held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that (i) have a maturity of one to two years and (ii) management does not intend to liquidate within the next twelve months, although these funds are available for use and therefore classified as available-for-sale.

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

At June 30, 2016 and December 31, 2015, the Company held 13 and 74 debt securities that were in an unrealized loss position for less than one year, respectively. The aggregate fair value of debt securities in an unrealized loss position at June 30, 2016 and December 31, 2015 was $20.3 million and $207.4 million, respectively. There were no individual securities that were in a significant unrealized loss position as of June 30, 2016 and December 31, 2015. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of June 30, 2016 and December 31, 2015.

5. Collaboration Agreements

2010 Agreement and amendments

In April 2010, the Company entered into a collaboration agreement focused on cancer metabolism with Celgene Corporation and related subsidiaries (“Celgene”), a related party through ownership of the Company’s common stock. The agreement was amended in October 2011 and July 2014 (the agreement together with the amendments, the “2010 Agreement”). The goal of the collaboration is to discover, develop and commercialize disease-altering therapies in oncology based on the Company’s cancer metabolism research platform. The Company will initially lead discovery, preclinical and early clinical development for all cancer metabolism programs under the collaboration. The discovery phase of the 2010 Agreement expired in April 2016.

The July 2014 amendment of the 2010 Agreement allowed for more flexibility in the design and conduct of phase 1 clinical trials and additional nonclinical and/or clinical activities that the Company agreed to perform at Celgene’s request. This amendment further modified the mechanism and timing for payments to be made with respect to such development activities.

Under the 2010 Agreement, the Company is eligible to receive up to $120.0 million in potential milestone payments for the AG-221 program. The potential milestone payments are comprised of: (i) a $25.0 million milestone payment upon achievement of a specified clinical development milestone event, (ii) up to $70.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) a $25.0 million milestone payment upon achievement of a specified commercial milestone event. In January 2016, the Company determined that a substantive clinical development milestone related to the AG-221 program was achieved and received a milestone payment of $25.0 million.

Under the 2010 Agreement, the Company may also receive royalties at tiered, low- to mid-teen percentage rates on net sales. The royalty payments will be recognized as revenue in the period in which they are earned. To date, the Company has not earned any royalty payments under the 2010 Agreement.

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

2016 Agreement

On May 17, 2016, Agios entered into a master research and collaboration agreement (the “2016 Agreement”) with Celgene and Celgene RIVOT Ltd. The 2016 Agreement establishes a new global collaboration focused on the research and development of immunotherapies against certain metabolic targets that exert their antitumor efficacy primarily via the immune system. In addition to new programs identified under the 2016 Agreement, Agios and Celgene have also agreed that all future development and commercialization of two programs that were conducted under the 2010 Agreement will now be governed by the 2016 Agreement.

During the research term of the 2016 Agreement, the Company plans to conduct research programs focused on discovering compounds that are active against metabolic targets in the immuno-oncology, or IO, field. The initial four-year research term will expire on May 17, 2020. Celgene may extend the research term for up to two, or in specified cases, up to four, additional one-year terms.

For each program under the 2016 Agreement, Agios may nominate compounds that meet specified criteria as development candidates, and, in limited circumstances, Celgene may also nominate compounds as development candidates for each such program. Celgene may designate the applicable program for further development following any such nomination, after which the Company may conduct, at the Company’s expense, additional pre-clinical and clinical development for such program through completion of an initial phase 1 dose escalation study.

At the end of the research term, Celgene may designate for continued development up to three research programs for which development candidates have yet to be nominated, which are referred to as continuation programs. Agios may conduct further research and pre-clinical and clinical development activities on any continuation program, at the Company’s expense, through completion of an initial phase 1 dose escalation study.

The Company has granted Celgene the right to obtain exclusive options to development and commercialization rights for each program that Celgene has designated for further development and for each continuation program. Celgene may exercise each such option beginning on the designation of a development candidate for such program (or on the designation of such program as a continuation program) and ending on the earlier of the end of a specified period after Celgene is furnished with specified information about the initial phase 1 dose escalation study for such program, or January 1, 2030. Research programs that have applications in the inflammation or autoimmune, or I&I, field that may result from the 2016 Agreement will also be subject to the exclusive options described above.

Agios will retain rights to any program that Celgene does not designate for further development or as to which Celgene does not exercise its option.

Under the terms of the 2016 Agreement, following Celgene’s exercise of its option with respect to a program, Agios or its affiliates and Celgene will enter into either a co-development and co-commercialization agreement if such program is in the IO field, or a license agreement if such program is in the I&I field. Under each co-development and co-commercial agreement, the Company and Celgene will co-develop and co-commercialize licensed products worldwide. Either Agios or Celgene will lead development and commercialization of licensed products for the United States and Celgene will lead development and commercialization of licensed products outside of the United States. Depending on the country, the Company and Celgene will each have the right to provide a portion of field-based marketing activities. Under each license agreement, Celgene will have the sole right to develop and commercialize licensed products worldwide.

Co-development and co-commercialization agreements

Under each co-development and co-commercialization agreement entered into under the 2016 Agreement, Agios and Celgene will split all post-option-exercise worldwide development costs, subject to specified exceptions, as well as any profits from any net sales of, or commercialization losses related to, licensed products. Celgene has the option to designate one program in the IO field as the 65/35 program, for which Celgene will be the lead party for the United States and will have a 65% profit or loss share. For programs in the IO field other than the 65/35 program, the Company and Celgene will alternate, on a program-by-program basis, being the lead party for the United States, with Agios having the right to be the lead party for the first such program, and Agios and Celgene will each have a 50% profit or loss share. The lead party for the United States will book commercial sales of licensed products, if any, in the United States, and Celgene will book commercial sales of licensed products, if any, outside of the United States.

License agreements

Under each license agreement under the 2016 Agreement, Celgene will be responsible for all post-option-exercise worldwide development and associated costs, subject to specified exceptions, as well as worldwide commercialization and associated costs, for licensed products.

Financial terms

Under the terms of the 2016 Agreement, Celgene made an initial upfront payment in the amount of $200 million. Celgene has specified rights to extend the research term for up to two, or in specified cases, up to four, additional years by paying a $40 million per-year extension fee. Celgene will pay an $8 million designation fee for each program that Celgene designates for further development and for each continuation program. For each program as to which Celgene exercises its option to develop and commercialize, subject to antitrust clearance, Celgene will pay an option exercise fee of at least $30 million for any designated development program and at least $35 million for any continuation programs. In certain cases, Celgene may exercise its option to develop and commercialize two early-stage I&I programs, prior to Celgene designating the program for further development, by paying an option exercise fee of $10 million.

For the co-development and co-commercialization program Celgene designates the 65/35 program in the IO field, the Company is eligible to receive up to $209 million in potential milestone-based payments. The potential milestone-based payments for that program are comprised of: (i) a $25 million milestone-based payment upon achievement of a specified clinical development event and (ii) up to $184 million in milestone-based payments upon achievement of specified regulatory milestone events. For each co-development and co-commercialization program in the IO field other than the 65/35 program, Agios is eligible to receive up to $169 million in potential milestone-based payments payable for each program selected by Celgene. The potential milestone-based payments for such programs are comprised of: (i) a $20 million milestone-based payment upon achievement of a specified clinical development event and (ii) up to $149 million in milestone-based payments upon achievement of specified regulatory milestone events.

For each licensed program in the I&I field, Agios is eligible to receive royalties at tiered, low double-digit percentage rates on Celgene’s net sales, if any, of the applicable licensed products and up to $386 million in potential milestone-based payments. The potential milestone-based payments for such programs are comprised of: (i) a $25 million milestone-based payment upon achievement of a specified clinical development event, (ii) up to $236 million in milestone-based payments upon achievement of specified regulatory milestone events, and (iii) up to $125 million in milestone-based payments upon achievement of specified commercial milestone events.

Opt-out right

Under the 2016 Agreement, the Company may elect to opt out of the cost and profit share under any co-development and co-commercialization agreement, subject to specified exceptions. Upon opting out, Celgene will have the sole right to develop, manufacture and commercialize the applicable licensed products throughout the world, at its cost, and the Company will undertake transitional activities reasonably necessary to transfer the development, manufacture and commercialization of such licensed products to Celgene, at the Company’s expense. Further, in lieu of the profit or loss sharing described above, Agios would be eligible to receive royalties at tiered, low double-digit percentage rates on Celgene’s net sales, if any, of the applicable licensed products. However, the Company would continue to be eligible to receive the developmental and regulatory milestone-based payments described above.

Term

The term of the 2016 Agreement commenced on May 17, 2016 and, if not terminated earlier, will expire upon later of the last-to-expire of the research term and all option exercise periods, or, if an option is exercised by Celgene for one or more programs in the collaboration, upon the termination or expiration of the last-to-exist co-development and co-commercialization agreement or license agreement, as applicable, for any such program.

Termination

Subject to specified exceptions, Celgene may terminate the 2016 Agreement in its entirety for any reason by providing Agios with prior written notice if there are no active co-development and co-commercialization agreements or license agreements in place or on a program-by-program basis if there are no active co-development and co-commercialization agreements or license agreements in place for the terminated program(s). Either party may terminate the 2016 Agreement for the insolvency of the other party. On a program-by-program basis, prior to the exercise of an option, either party may terminate the 2016 Agreement either in its entirety or with respect to one or more programs on prior written notice to the other party in the case of an uncured material breach by the other party that frustrates the fundamental purpose of the 2016 Agreement. Following the exercise of an option for a program, either party may terminate the 2016 Agreement with respect to such program if such party terminates the co-development and co-commercialization agreement or license agreement for such program for an uncured material breach by the other party that frustrates the fundamental purpose of such agreement. Either party may terminate a co-development and co-commercialization agreement or a license agreement upon the bankruptcy or insolvency of the other party. Either party also has the right to terminate the co-development and co-commercialization agreement or license agreement if the other party or any of its affiliates challenges the validity, scope or enforceability of or otherwise opposes, any patent included within the intellectual property rights licensed to the other party under such agreement.

Exclusivity

While any of Celgene’s options remain available under the 2016 Agreement, subject to specified exceptions, the Company may not directly or indirectly develop, manufacture or commercialize, outside of the 2016 Agreement, any therapeutic modality in the IO field or the I&I field with specified activity against a metabolic target.

During the term of each co-development and co-commercialization agreement and license agreement, subject to specified exceptions, neither the Company nor Celgene may directly or indirectly develop, manufacture or commercialize outside of such agreement any therapeutic modality in any field with specified activity against the metabolic target that is the focus of the program licensed under such agreement.

AG-120 letter agreement

On May 17, 2016, Agios entered into a letter agreement with Celgene regarding AG-120 (the “AG-120 Letter Agreement”). Under the AG-120 Letter Agreement, Celgene and the Company have agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which AG-120 is the lead development candidate. Under the 2010 Agreement, Celgene Corporation had held development and commercialization rights to the IDH1 program outside of the United States, and Agios holds such rights inside the United States. As a result of the AG-120 Letter Agreement, the Company will obtain global rights to AG-120 and the IDH1 program. Neither party will have any financial obligation, including royalties or milestone payments, to the other concerning AG-120 or the IDH1 program after final reconciliation of specified shared development costs. Under the AG-120 Letter Agreement, the parties have also agreed to conduct specified transitional activities in connection with the termination. In addition, pursuant to the AG-120 Letter Agreement, the parties are released from their exclusivity obligations under the 2010 Agreement with respect to the IDH1 program. The AG-120 Letter Agreement does not alter the global collaboration with Celgene Corporation pursuant to the collaboration and license agreements entered into with Celgene Corporation and Celgene International II Sarl on April 27, 2015 concerning AG-881, which is directed to both the IDH1 target and the IDH2 target.

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

July 2014 – April 2015

The July 2014 amendment of the 2010 Agreement was determined to be a material modification of the 2010 Agreement due to the change in the total potential consideration that was more than insignificant and significant changes to certain of the deliverables in the arrangement. Upon concluding that the 2010 Agreement had been materially modified in July 2014, the Company identified the remaining deliverables under the arrangement and determined its best estimates of selling price for the undelivered elements as of the modification date as vendor specific objective evidence and third-party evidence were not available. The Company then allocated the total arrangement consideration, which included the remaining deferred revenue balance at the modification date and other consideration that was deemed to be determinable at the modification date, to each unit of accounting based on its best estimate of selling price. The difference between the total arrangement consideration and the best estimate of selling price of the undelivered items was recognized as revenue at the modification date.

The undelivered items from the July 2014 modification, the related best estimate of selling price, the method of recognizing the allocated consideration, and the revenue recognized related to each unit of account through April 27, 2015, the effective date of the AG-881 Agreements was as follows:

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

April 2015 – May 2016

The AG-881 Agreements, executed on April 27, 2015, were determined to be a modification of the 2010 Agreement due to the AG-881 Agreements including a compound originally identified within the 2010 Agreement. As a result of the modification the Company identified the remaining deliverables under the 2010 Agreement and the AG-881 Agreements with Celgene and determined the best estimate of selling price for the undelivered elements as of the modification date. The Company then allocated the total arrangement consideration, which included the remaining deferred revenue balance at the modification date, the initial payment of $10.0 million under the AG-881 Agreements and other consideration under the 2010 Agreement and the AG-881 Agreements that was deemed to be determinable at the modification date, to each unit of accounting relative to its best estimate of selling price. The undelivered items, which are each considered by the Company to have stand-alone value and therefore are separate units of accounting, the related best estimate of selling price at April 27, 2015, and the method of recognizing the allocated consideration, for each unit of accounting are as follows:

•	Licenses for the AG-881 program: The Company developed the best estimate of selling price of the U.S. license and the rest of world license by probability weighting multiple cash flow scenarios using the income approach. Management estimates within the models include the expected, probability-weighted net profits from estimated future sales, an estimate of the direct cost incurred to generate future cash flows, a discount rate and other business forecast factors. There are significant judgments and estimates inherent in the determination of the best estimate of selling price of these units of accounting. These judgments and estimates include assumptions regarding future operating performance, the timelines of the clinical trials and regulatory approvals and the estimated patient populations. Should different reasonable assumptions be utilized, the best estimate of selling price and the associated revenue recognized would be different. The Company developed a best estimate of selling price of the licenses of $33.2 million. The Company recognizes the non-contingent consideration allocated to these units of accounting upon delivery of the licenses to Celgene which occurred immediately upon the execution of the AG-881 Agreements. During the period April 1, 2016 through May 17, 2016, the effective date of the 2016 Agreement, and for the period January 1, 2016 through May 17, 2016, the Company recognized the non-contingent consideration allocated to this unit of accounting of $0.5 million and $1.4 million, respectively, as collaboration revenue. For the period April 27, 2015 through June 30, 2015, the Company recognized the non-contingent consideration allocated to this unit of accounting of $8.8 million as collaboration revenue.

•

Four separate on-going development services for which the Company determined it is acting as the principal of all development activities (each of which is a separate unit of accounting): The Company developed the best estimate of selling price for all four of the on-going development services of $12.7 million using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support the development services. The estimated costs were determined to represent management’s best estimate of the price these services could be sold for separately. The amount allocated to these units of accounting is being recognized as revenue on a proportional performance basis as services are provided. The Company expects the services to be performed through 2017. When considering the factors included within ASC 605-45, the Company determined it is the principal of all development activities and is required to present reimbursement of amounts incurred for these services as revenue. During the period April 1, 2016 through May 17, 2016 and for the period January 1, 2016 through May 17, 2016, the Company recognized the non-contingent consideration allocated to these units of accounting of $0.6 million and $1.7 million, respectively, as collaboration revenue. For the period April 27, 2015 through June 30, 2015, the Company recognized the non-contingent consideration allocated to these units of accounting of $0.6 million as collaboration revenue.

•	Four separate on-going development services for which the Company determined it is not acting as the principal of all development activities (each of which is a separate unit of accounting): The Company developed the best estimate of selling price for all four of the on-going development services of $97.3 million using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support the development services. The estimated costs were determined to represent management’s best estimate of the price these services could be sold for separately. The amount allocated to these units of accounting is being recognized on a proportional performance basis as services are provided. The Company expects the services to be performed through 2017. When considering the factors included within ASC 605-45, the Company determined it is not the principal of all development activities and is required to present reimbursement of amounts incurred for these services on a net basis as a reduction of research and development expenses. During the period April 1, 2016 through May 17, 2016 and for the period January 1, 2016 through May 17, 2016, the Company recognized the non-contingent consideration allocated to these units of accounting of $2.6 million and $7.5 million, respectively, as a reduction of research and development costs related to these services. For the period April 27, 2015 through June 30, 2015, the Company recognized the non-contingent consideration allocated to these units of accounting of $3.4 million as a reduction of research and development costs related to these services.

•	On-going research and development: The Company developed the best estimate of selling price of the research and development services of $30.5 million using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider. The amount allocated to this unit of accounting is being recognized as revenue ratably over the performance period through April 2016. During the period April 1, 2016 through May 17, 2016 and for the period January 1, 2016 through May 17, 2016, the Company recognized the non-contingent consideration allocated to this unit of accounting of $1.0 million and $4.6 million, respectively, as collaboration revenue. For the period April 27, 2015 through June 30, 2015, the Company recognized the non-contingent consideration allocated to this unit of accounting of $1.4 million as collaboration revenue.

•	Committee participations under the 2010 Agreement and AG-881 Agreements: The Company developed the best estimate of selling price of the committee participation services of $0.8 million using management’s best estimate of the anticipated participation hours multiplied by a market rate for comparable participants. The amount allocated to this unit of accounting is being recognized as revenue ratably over the performance period, through the fourth quarter of 2016. During the period April 1, 2016 through May 17, 2016 and for the period January 1, 2016 through May 17, 2016, the Company recognized the non-contingent consideration allocated to this unit of accounting $32 thousand and $89 thousand, respectively, as collaboration revenue. For the period April 27, 2015 through June 30, 2015, the Company recognized the non-contingent consideration allocated to this unit of accounting of $22 thousand as collaboration revenue.

The total estimated arrangement consideration, as well as the expected timing of revenue recognition, is adjusted based on changes in estimated arrangement consideration as a result of changes in estimates for on-going development services. The allocable consideration will increase as the Company performs certain services for which it is eligible to receive additional consideration. These amounts will be recognized on a cumulative catch-up basis for any in-process units of accounting or immediately for any fully delivered units of accounting. The estimated arrangement consideration may decrease if the Company receives less reimbursement than initially estimated.

As a result of Celgene assuming the primary development responsibilities for AG-221 in the first quarter of 2015, the Company recorded $0.4 million and $0.9 million of third-party costs incurred on behalf of Celgene during period April 1, 2016 through May 17, 2016 and for the period January 1, 2016 through May 17, 2016, respectively, as a reduction of research and development costs.

Beginning in the third quarter of 2015, the Company initiated a phase 1b frontline combination clinical trial of AG-221 and AG-120 for which it will receive reimbursement from Celgene. The new combination trial was determined to be a substantive option under the 2010 Agreement. When considering the factors included within ASC 605-45, management determined that the Company is the principal for the efforts related to the AG-221 arm of the combination trial but is acting in the role of an agent for the efforts related to the AG-120 arm of the combination trial. Accordingly, consideration earned related to the AG-221 arm of the combination trial is recognized as collaboration revenue in the period earned and consideration earned related to the AG-120 arm of the combination trial is reported as a reduction of research and development expense in the period earned. During the period April 1, 2016 through May 17, 2016, the effective date of the 2016 Agreement, and for the period January 1, 2016 through May 17, 2016, the Company recognized $0.5 million and $1.2 million, respectively, in collaboration revenue and recorded $0.2 million and 0.3 million, respectively, as a reduction of research and development costs related to the combination trial.

During the period April 1, 2016 through May 17, 2016 and for the period January 1, 2016 through May 17, 2016, the Company incurred an additional $1.1 million and $4.4 million, respectively, in reimbursable development expenses related to the AG-120 and AG-881 programs that were not contemplated as of the April 2015 modification. The amounts are recorded as a reduction of research and development costs of each respective program.

Post-May 2016

The 2016 Agreement, executed on May 17, 2016, was determined to be a modification of the 2010 Agreement and the AG-881 Agreements because it includes compounds originally identified within the 2010 Agreement. As a result of the modification the Company identified the undelivered elements under the 2010 Agreement, the AG-881 Agreements and 2016 Agreements with Celgene (collectively, the “Celgene Agreements”) and determined the best estimate of selling price for the undelivered elements as of the modification date. The Company then allocated the total arrangement consideration, which included the remaining deferred revenue balance at the modification date, the upfront payment of $200.0 million under the 2016 Agreement and other consideration under the Celgene Agreements that were deemed to be determinable at the modification date, to each unit of accounting relative to its best estimate of selling price. The undelivered items, which are each considered by the Company to have stand-alone value and therefore are separate units of accounting, the related best estimate of selling price at May 17, 2016, and the method of recognizing the allocated consideration, for each unit of accounting are as follows:

•	Three separate development services for which the Company determined it is acting as the principal of all development activities (each of which is a separate unit of accounting): The Company developed the best estimate of selling price for all three of the development services of $67.8 million using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support the development services. The estimated costs were determined to represent management’s best estimate of the price these services could be sold for separately. The amount allocated to these units of accounting is being recognized as revenue on a proportional performance basis as services are provided. The Company expects the services to be performed through 2019. When considering the factors included within ASC 605-45, the Company determined it is the principal of all development activities and is required to present reimbursement of amounts incurred for these services as revenue. For the period May 17, 2016 through June 30, 2016, the Company recognized the non-contingent consideration allocated to these units of accounting of $1.7 million as collaboration revenue.

•	Three separate on-going development services for which the Company determined it is not acting as the principal of all development activities (each of which is a separate unit of accounting): The Company developed the best estimate of selling price for all three development services of $22.4 million using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support the development services. The estimated costs were determined to represent management’s best estimate of the price these services could be sold for separately. The amount allocated to these units of accounting is being recognized on a proportional performance basis as services are provided. The Company expects the services to be performed through 2019. When considering the factors included within ASC 605-45, the Company determined it is not the principal of all development activities and is required to present reimbursement of amounts incurred for these services on a net basis as a reduction of research and development expenses. For the period May 17, 2016 through June 30, 2016, the Company recognized the non-contingent consideration allocated to these units of accounting of $1.3 million as a reduction of research and development costs related to these services.

•	On-going research and development: The Company developed the best estimate of selling price of the research and development services of $207 million using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider. The amount allocated to this unit of accounting is being recognized as revenue ratably through May 2022, the expected performance period. For the period May 17, 2016 through June 30, 2016, the Company recognized the non-contingent consideration allocated to this unit of accounting of $2.7 million as collaboration revenue.

•	Committee participations under the 2010 Agreement, AG-881 Agreements and 2016 Agreement: The Company developed the best estimate of selling price of the committee participation services of $1.5 million using management’s best estimate of the anticipated participation hours multiplied by a market rate for comparable participants. The amount allocated to this unit of accounting is being recognized as revenue ratably over the expected performance period, December 2022. For the period May 17, 2016 through June 30, 2016, the Company recognized the non-contingent consideration allocated to this unit of accounting of $17 thousand as collaboration revenue.

•	Additional development activities for which the Company determined it is acting as the principal of all development activities: The Company developed the best estimate of selling price of the development service of $48.7 million using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support the development services. The estimated costs were determined to represent management’s best estimate of the price these services could be sold for separately. The activities under this unit of accounting are not expected to begin until 2020. When considering the factors included within ASC 605-45, the Company determined it is the principal of all development activities and is required to present reimbursement of amounts incurred for these services as revenue. For the period May 17, 2016 through June 30, 2016, the Company has not recognized any revenue associated with this unit of account.

The total estimated arrangement consideration, as well as the expected timing of revenue recognition, is adjusted based on changes in estimated arrangement consideration as a result of changes in estimates for on-going development services. The allocable consideration will increase as the Company performs certain services for which it is eligible to receive additional consideration. These amounts will be recognized on a cumulative catch-up basis for any in-process units of accounting or immediately for any fully delivered units of accounting. The estimated arrangement consideration may decrease if the Company receives less reimbursement than initially estimated.

As a result of Celgene assuming the primary development responsibilities for AG-221 in the first quarter of 2015, the Company recorded $0.4 million of third-party costs incurred on behalf of Celgene for the period May 17, 2016 through June 30, 2016 as a reduction of research and development costs.

During the three months ended June 30, 2016 and 2015, the Company recognized a total of $7.0 million and $13.2 million, respectively, as collaboration revenue and recognized $5.9 million and $4.5 million, respectively, as a reduction of research and development expenses. During the six months ended June 30, 2016 and 2015, the Company recognized a total of $13.3 million and $47.4 million, respectively, as collaboration revenue and recognized $14.7 million and $8.9 million, respectively, as a reduction of research and development expenses.

In determining the current and noncurrent classification of deferred revenue, the Company considers the total consideration expected to be earned in the next twelve months for services to be performed under certain units of accounting and the estimated proportional performance and timing of delivery of certain deliverables to determine the deferred revenue balance that will remain twelve months from the balance sheet date. As of June 30, 2016 and December 31, 2015, the Company has recorded a collaboration receivable of $7.9 million and $8.2 million, respectively, related to reimbursable development costs.

Accounting analysis and revenue recognition – milestone revenue

The Company concluded that certain of the clinical development and regulatory milestone payments that may be received under the 2010 Agreement, the AG-881 Agreements and the 2016 Agreement, if the Company is involved in future product development and commercialization, are substantive. Factors considered in the evaluation of the milestones included the degree of risk associated with performance of the milestone, the level of effort and investment required, whether the milestone consideration was reasonable relative to the deliverables and whether the milestone was earned at least in part based on the Company’s performance. Revenue from substantive milestones, if they are nonrefundable, is recognized as revenue upon successful accomplishment of the milestones. Clinical and regulatory milestones are deemed non-substantive if they are based solely on the collaborator’s performance. Non-substantive milestones will be recognized when achieved to the extent the Company has no remaining performance obligations under the arrangement. Milestone payments earned upon achievement of commercial milestone events will be recognized when earned.

In January 2016, the Company determined that a substantive clinical development milestone related to the AG-221 program under the 2010 Agreement was achieved and received a milestone payment of $25.0 million, which was recognized as revenue during the three months ended March 31, 2016. No other milestones were earned during the six months ended June 30, 2016 or for the year ended December 31, 2015. There are no milestones that are expected to be achieved in the near term.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued compensation	$6,352	$7,005
Accrued contracted research and development costs	6,214	7,449
Accrued professional fees	1,641	228
Accrued other	207	1,314

Total	$14,414	$15,996

7. Share-Based Payments

2013 Stock Incentive Plan

In June 2013, the Company’s Board of Directors adopted and, in July 2013, the Company’s stockholders approved the 2013 Stock Incentive Plan (the “2013 Plan”). The 2013 Plan became effective upon the closing of the Company’s Initial Public Offering, or IPO, and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. Following the adoption of the 2013 Plan, the Company granted no further stock options or other awards under the 2007 Stock Incentive Plan, or 2007 Plan. Any options or awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remain outstanding and effective. As of June 30, 2016, the total number of shares reserved under the 2007 Plan and the 2013 Plan are 6,546,275 and the Company had 981,516 shares available for future issuance under such plans. The 2013 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2014 and continuing until the expiration of the 2013 Plan, equal to the lesser of (i) 2,000,000 shares of common stock, (ii) 4% of the outstanding shares of common stock on such date or (iii) an amount determined by the Company’s Board of Directors. On January 1, 2016 and 2015, the annual increase for the 2013 Plan resulted in an additional 1,507,860 shares and 1,484,020 shares, respectively, authorized for issuance.

The following table summarizes all stock option activity for the six months ended June 30, 2016:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	4,618,697	$44.45	7.49	$153,573
Granted	1,155,940	42.61
Exercised	(313,183)	6.36
Forfeited/expired	(78,265)	73.33

Outstanding at June 30, 2016	5,383,189	$45.85	7.63	$73,370

Exercisable at June 30, 2016	2,452,292	$30.04	6.26	$58,983

Vested and expected to vest at June 30, 2016	5,037,783	$46.38	7.60	$67,811

The weighted-average grant date fair value of options granted was $31.89, $64.19, $27.17 and $67.57 during the three months ended June 30, 2016 and 2015 and six months ended June 30, 2016 and 2015, respectively. The total intrinsic value of options exercised was $5.3 million and $11.3 million during the three months ended June 30, 2016 and 2015, respectively, and $15.3 million and $29.4 million during the six months ended June 30, 2016 and 2015, respectively.

At June 30, 2016, the total unrecognized compensation expense related to unvested stock option awards, including estimated forfeitures, was $95.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.70 years. The Company also has unrecognized stock-based compensation expense of $8.2 million related to stock options and performance-based stock units both with performance-based vesting criteria that are not considered probable of achievement as of June 30, 2016.

Restricted stock units

The Company may grant awards of restricted stock units (“RSUs”) to non-employee directors, members of the management team and employees on a discretionary basis pursuant to the 2013 Plan. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock.

During the three months ended March 31, 2016, the Company granted 58,800 RSUs to various employees; no RSUs were granted during the three months ended June 30, 2016. The Company granted 15,000 RSUs during the three and six months ended June 30, 2015. The Company recorded stock-based compensation expense related to RSUs of $0.5 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, and stock-based compensation expenses of $0.9 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively. These amounts are included in the total stock-based compensation expense disclosed below. As of June 30, 2016, there was approximately $2.6 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.5 years.

The following table presents RSU activity for the six months ended June 30, 2016:

	Number of Stock Units	Weighted-average grant date fair value
Unvested shares at December 31, 2015	15,000	$122.22
Granted	58,800	39.76
Vested	(7,500)	122.22

Unvested shares at June 30, 2016	66,300	$49.09

Performance-based stock options

During the three and six months ended June 30, 2016 and 2015, no options to purchase shares of common stock that contain performance-based or a combination of performance-based and service-based vesting criteria were granted by the Company. However, certain performance-based stock options issued in prior periods were still outstanding as of June 30, 2016. Performance-based vesting criteria for options primarily relate to milestone events specific to the Company’s corporate goals, including but not limited to certain preclinical, clinical and regulatory development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. As of June 30, 2016, certain of the performance-based milestones had been achieved. The achievements of certain other milestones have been deemed probable and therefore the related expense either has been fully recognized or is being recognized over the remaining service period. The achievement of the remaining milestones was deemed to be not probable as of June 30, 2016 and, therefore, no expense has been recognized related to these awards. During the three and six months ended June 30, 2015, the Company recognized stock-based compensation expense of $0.1 million and $0.3 million, respectively, related to stock options with performance-based vesting criteria. During the three and six months ended June 30, 2016, the Company did not recognize any stock-based compensation expense related to stock options with performance-based vesting criteria.

Performance-based stock units

In December 2015, pursuant to the 2013 Plan, the Company granted 100,270 performance stock units (“PSUs”) to certain employees and, in February 2016, the Company granted 15,000 PSUs to one employee. Each PSU entitles the holder to receive, at the achievement of the performance-based and service-based criteria, a specified number of shares of the Company’s stock. Performance-based vesting criteria primarily relate to milestone events specific to the Company’s corporate goals, specifically regulatory development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these PSUs is recognized if the performance condition is considered probable of achievement using management’s best estimates. As of June 30, 2016, these milestones were not probable and, therefore, no expense has been recognized related to these awards. No such awards were granted during the six months ended June 30, 2015.

2013 Employee Stock Purchase Plan

In June 2013, the Company’s Board of Directors adopted, and in July 2013 the Company’s stockholders approved, the 2013 Employee Stock Purchase Plan (the “2013 ESPP”). The 2013 ESPP is administered by the Company’s Board of Directors or by a committee appointed by the Company’s Board of Directors. Under the 2013 ESPP, each offering period is six months, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of the offering period. The per-share purchase price at the end of each offering period is equal to 85% of the closing price of one share of the Company’s common stock at the beginning or end of the offering period, whichever is lower, subject to Internal Revenue Service limits. The Company issued 12,327 shares and 10,664 shares during the six months ended June 30, 2016 and 2015, respectively, under the 2013 ESPP. The Company did not issue any shares during the three months ended June 30, 2016 and 2015. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 327,272 shares of the Company’s common stock. As of June 30, 2016, the Company had 297,795 shares available for future issuance under the 2013 ESPP.

The Company recorded $0.2 million and $0.1 million of stock-based compensation expense for the three months ended June 30, 2016 and 2015, respectively, and $0.3 million and $0.2 million of stock-based compensation expense for the six months ended June 30, 2016 and 2015, respectively, related to the 2013 ESPP.

Stock-based compensation expense

During the three and six months ended June 30, 2016 and 2015, the Company recorded stock-based compensation expense for employee and non-employee stock options, restricted stock units, restricted stock, performance-based stock options, performance-based stock units and the employee stock purchase plan shares. Expenses related to these equity-based awards were allocated as follows in the condensed consolidated interim statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development expense	$6,561	$4,569	$12,089	$7,180
General and administrative expense	4,435	3,608	8,014	6,057

	$10,996	$8,177	$20,103	$13,237

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Risk-free interest rate	1.38%	1.71%	1.41%	1.71%
Expected dividend yield	—	—	—	—
Expected term (in years)	5.89	5.88	6.04	6.03
Expected volatility	72.53%	68.93%	71.72%	70.02%

8. Income Taxes

In January 2014, the Company paid $6.0 million as payment in full of its U.S. federal income tax liability related to the year ended December 31, 2011, including $1.5 million of interest and penalties accrued. The Company filed a carryback claim to apply the net losses incurred during the year ended December 31, 2013 against the previous taxable income. The amount to be refunded by the Internal Revenue Service (“IRS”) was recorded as refundable income taxes as of December 31, 2014. During the three months ended March 31, 2015, the Company received the balance of the refundable income tax. There was no (benefit) provision for income taxes during the three and six months ended June 30, 2016 and 2015.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company evaluated whether any uncertain tax positions arise from commencing operations of its wholly owned subsidiary, Agios International Sarl, and determined no uncertain tax positions existed. As of June 30, 2016 and December 31, 2015, the Company did not have any uncertain tax positions.

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2016	2015
Stock options	5,383,189	4,687,805
Restricted stock units	66,300	25,000
Unvested restricted stock	—	2,841
Employee stock purchase plan options	15,917	3,941

	5,465,406	4,719,587

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Information

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated interim financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 and related notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission, or the SEC, on February 26, 2016. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this report. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

In April 2010, we entered into a discovery and development collaboration and license agreement, or the 2010 Agreement, with Celgene Corporation, or Celgene, focused on targeting cancer metabolism. The goal of the collaboration under the 2010 Agreement was to discover, develop and commercialize disease-altering therapies in oncology arising out of our cancer metabolism research platform that have achieved development candidate status. The discovery phase of the collaboration under the 2010 Agreement expired in April 2016.

Under the terms of the 2010 Agreement, we led research, preclinical and early development efforts through phase 1, while Celgene received an option to obtain exclusive rights either upon Investigational New Drug application, or IND, acceptance or at the end of phase 1 to further develop and commercialize medicines emerging from our cancer metabolism research. Celgene led and funded global development and commercialization of development candidates for which it exercised its option to obtain a co-commercialization license, and we retained development and commercialization rights in the United States for development candidates for which we exercised our option to retain a split license. On all programs under the 2010 Agreement for which Celgene exercised its option, we are eligible to receive up to $120.0 million in milestone-based payments as well as royalties on any sales.

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

In May 2016, we entered into a master research and collaboration agreement, or the 2016 Agreement, with Celgene and Celgene RIVOT Ltd., a wholly owned subsidiary of Celgene. The 2016 Agreement establishes a new global collaboration focused on the research and development of immunotherapies against certain metabolic targets that exert their antitumor efficacy primarily via the immune system. In addition to new programs identified under the 2016 Agreement, Celgene and we have also agreed that all future development and commercialization of two programs that were conducted under the 2010 Agreement will now be governed by the 2016 Agreement.

During the research term of the 2016 Agreement, we plan to conduct research programs focused on discovering compounds that are active against metabolic targets in the immuno-oncology, or IO, field. The initial four-year research term will expire on May 17, 2020. Celgene may extend the research term for up to two, or in specified cases, up to four, additional one-year terms.

For each program under the 2016 Agreement, we may nominate compounds that meet specified criteria as development candidates, and, in limited circumstances, Celgene may also nominate compounds as development candidates for each such program. Celgene may designate the applicable program for further development following any such nomination, after which we may conduct, at our expense, additional pre-clinical and clinical development for such program through completion of an initial phase 1 dose escalation study.

At the end of the research term, Celgene may designate for continued development up to three research programs for which development candidates have yet to be nominated, which we refer to as continuation programs. We may conduct further research and pre-clinical and clinical development activities on any continuation program, at our expense, through completion of an initial phase 1 dose escalation study.

We have granted Celgene the right to obtain exclusive options to development and commercialization rights for each program that Celgene has designated for further development, and for each continuation program. Celgene may exercise each such option beginning upon the designation of a development candidate for such program (or upon the designation of such program as a continuation program) and ending on the earlier of (i) the end of a specified period after we have furnished Celgene with specified information about the initial phase 1 dose escalation study for such program, or (ii) January 1, 2030. Research programs that have applications in the inflammation or autoimmune, or I&I, field that may result from the 2016 Agreement will also be subject to the exclusive options described above.

We will retain rights to any program that Celgene does not designate for further development or as to which Celgene does not exercise its option.

Under the terms of the 2016 Agreement, following Celgene’s exercise of its option with respect to a program, we and Celgene will enter into either a co-development and co-commercialization agreement if such program is in the IO field, or a license agreement if such program is in the I&I field. Under each co-development and co-commercial agreement, we and Celgene will co-develop and co-commercialize licensed products worldwide. Either we or Celgene will lead development and commercialization of licensed products for the United States and Celgene will lead development and commercialization of licensed products outside of the United States. Depending on the country, we and Celgene will each have the right to provide a portion of field-based marketing activities. Under each license agreement, Celgene will have the sole right to develop and commercialize licensed products worldwide. We will retain rights to any program that Celgene does not designate for further development or as to which Celgene does not exercise its option.

Subsequent to the execution of the 2016 Agreement, Celgene and we agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which AG-120 is the lead development candidate. Under the 2010 Agreement, Celgene had held development and commercialization rights to the IDH1 program outside of the United States, and we held such rights inside the United States. As a result of the termination, we will obtain global rights to AG-120 and the IDH1 program. Neither party will have any financial obligation, including royalties or milestone payments, to the other concerning

AG-120 or the IDH1 program after final reconciliation of specified shared development costs. Under the terms of the termination, the parties are released from their exclusivity obligations under the 2010 Agreement with respect to the IDH1 program. The AG-120 termination does not alter our global collaboration with Celgene pursuant to the AG-881 Agreements concerning AG-881, which is directed at both the IDH1 target and the IDH2 target.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials. To date, we have financed our operations primarily through funding received from the 2010 Agreement, the AG-881 Agreements, the 2016 Agreement, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene and our follow-on public offerings. Substantially all of our revenue to date has been collaboration revenue received from Celgene.

Since inception, we have incurred significant operating losses. Our net loss was $56.0 million and $31.9 million, for the three months ended June 30, 2016 and 2015, respectively, and $79.2 million and $36.9 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $363.8 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from year to year. We anticipate that our expenses will increase significantly as we continue to advance and expand clinical development activities for our lead programs, AG-221, AG-120, AG-881 and AG-348, as well as AG-519 our second product candidate that is a potent activator of the PKR enzyme; continue to discover and validate novel targets and drug product candidates; expand and protect our intellectual property portfolio; and hire additional commercial, development and scientific personnel.

Financial Operations Overview

Revenue

Through June 30, 2016, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the near future. Primarily all of our revenue to date has been derived from our collaborations with Celgene. In the future, we will seek to generate revenue from a combination of product sales and upfront payments, cost reimbursements, milestone payments, and royalties on future product sales.

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

In May 2015, we announced that our ongoing phase 1 clinical trial of AG-221 had been expanded to add an additional more homogenous cohort of 125 patients with IDH2 mutant-positive AML who are in second or later relapse, are refractory to second-line induction or reinduction treatment, or have relapsed after allogeneic transplantation. Consistent with the previous expansion cohorts, AG-221 is administered at a dose of 100 mg once daily. The primary objectives of the trial are to confirm the safety and clinical activity of AG-221 in a select, highly resistant AML population. Enrollment of the expansion cohorts has been completed.

In October 2015, Celgene, in collaboration with us, initiated IDHENTIFY, an international phase 3, multi-center, open-label, randomized clinical trial designed to compare the efficacy and safety of AG-221 versus conventional care regimens in patients 60 years or older with IDH2 mutant-positive AML that is refractory to or relapsed after second- or third-line therapy.

In December 2015, we reported additional clinical data, as of September 1, 2015, from the dose escalation phase and expansion cohorts of the ongoing phase 1 clinical trial, which was transitioned to a phase 1/2 trial in May 2015, evaluating single agent AG-221, which included 209 response-evaluable enrolled patients with IDH2 mutant-positive AML. The new data were presented at the 2015 American Society of Hematology (ASH) Annual Meeting and Exposition in Orlando, Florida and showed investigator-assessed objective responses in 79 out of 209 response-evaluable patients. Of the 79 patients who achieved an objective response, there were 37 complete remissions (CR), three complete remissions with incomplete platelet recovery (CRp), 14 marrow complete remissions (mCR), three complete remissions with incomplete hematologic recovery (CRi) and 22 partial remissions (PR). A CR is determined by using well-established criteria, which requires no evidence of leukemia in the bone marrow and blood accompanied by full restoration of all blood counts to normal ranges. A CRp means all the criteria for CR are met except that platelet counts are outside of the normal range. Platelets are one of the three major types of blood cells. A mCR means that there is no evidence for leukemia in the marrow but the blood counts have not fully restored. A CRi means there is no evidence for leukemia in the marrow but the neutrophils, a subset of white blood cells responsible for fighting bacterial infections, are outside the normal range. A partial response means all the criteria for CR are met except that the immature defective blood cells, or leukemia, in the bone marrow are in the 5% to 25% range and have been decreased by at least 50% over pretreatment. Of the 159 patients with relapsed or refractory AML, 59 achieved an objective response, including 29 CRs, one CRp, nine mCRs, three CRis and 17 PRs. Of the 24 patients with AML who declined standard of care chemotherapy, 10 achieved an objective response, including four CRs, one CRp, one mCR and four PRs. Of the 14 patients with MDS, seven achieved an objective response, including three CRs, one CRp and three mCRs. Responding relapsed or refractory AML patients were on the trial for up to 18 months with a median duration of treatment of 6.8 months, ranging from 1.8 to 18 months. Responses were durable, with median response duration of 6.9 months in patients with relapsed or refractory AML. A safety analysis was conducted for all 231 treated patients. The majority of adverse events, or AEs, reported by investigators were mild to moderate, with the most common being nausea, diarrhea, fatigue and febrile neutropenia. The serious adverse events, or SAEs, observed during the trial were mainly disease related. Twenty-three percent of patients had treatment-related SAEs, including notably differentiation syndrome (4 percent), leukocytosis (4 percent) and nausea (2 percent). Drug-related Grade 5 SAEs included atrial flutter (one patient), cardiac tamponade (one patient), pericardial effusion (one patient) and respiratory failure (one patient). Dose escalation has been completed and a maximum tolerated dose, or MTD, has not been reached. AG-221 continued to show favorable drug exposure and pharmacokinetics at all doses tested with substantial reductions in plasma levels of 2HG, which is produced by the mutated IDH2 and IDH1 proteins, to the level observed in healthy volunteers. In 2016, Celgene, in collaboration with us, intends to initiate an expansion arm of our phase 1/2 clinical trial, evaluating AG-221 in high-risk MDS patients.

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

Celgene maintains worldwide development and commercial rights to AG-221 and Celgene will fund the future development and commercialization costs related to this program.

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

In November 2015, we reported clinical data from the dose-escalation portion of our ongoing phase 1 clinical trial evaluating AG-120 in patients with IDH1 mutant-positive advanced solid tumors, including glioma, intrahepatic cholangiocarcinoma, or IHCC, and chondrosarcomas who received AG-210 administered from 200 mg to 1200 mg total daily doses. The data were presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in Boston. As of the September 3, 2015 data cut-off, 62 patients had been treated with single agent AG-120, of which 55 were response-evaluable. Seven of the 11 response-evaluable patients with IDH1 mutant-positive chondrosarcoma had stable disease, with five of these patients maintaining stable disease for six months or more. One of the 20 patients with IDH1 mutant-positive IHCC had a partial response and 11 patients had stable disease, with six such patients maintaining stable disease for six months or more. Ten of the 20 patients with IDH1 mutant-positive glioma had stable disease, with four of these patients maintaining stable disease for six months or more. One of the four patients with other IDH1 mutant-positive solid tumors had stable disease. Treatment with AG-120 showed substantial reduction of 2HG in plasma and tumor tissue, and imaging results suggest that AG-120 can lower 2HG levels in the brain. AG-120 was well tolerated, with the majority of AEs reported by investigators being mild to moderate. The most common investigator-reported AEs were nausea, diarrhea, vomiting, anemia and QT prolongation. The majority of reported SAEs were disease related. A MTD has not been reached. We are currently enrolling four expansion cohorts of 25 patients each in (i) low grade glioma with at least six months of prior scans to assess volumetric changes, (ii) second-line cholangiocarcinoma, (iii) high grade, or metastatic, chondrosarcoma, and (iv) other solid tumors with an IDH1 mutation, who will receive the recommended dose of 500 mg of AG-120 once daily.

In December 2015, we reported new data, as of October 1, 2015, from the ongoing phase 1 clinical trial evaluating single agent AG-120, which included 87 enrolled patients with IDH1 mutant-positive advanced hematologic malignancies, of which 78 were from the dose-escalation phase and nine were from the expansion phase. The data were presented at the 2015 ASH Annual Meeting and Exposition in Orlando, Florida and showed investigator-assessed objective responses in 27 out of 78 response-evaluable patients on AG-120. Of the 27 patients who achieved an objective response, there were 12 CRs, seven CRps, six mCRs, one CRi and one PR. Patients were on the trial treatment for up to 14.1 months, with a median duration of treatment of 2.9 months, ranging from 0.1 to 14.1 months. Data continued to show durable clinical activity for AG-120, with responses maintained for up to 12.5 months and a median duration of response of 5.6 months. AG-120 continued to show favorable drug exposure and pharmacokinetics at all doses tested and also substantially reduced plasma levels of 2HG to the level observed in healthy volunteers. The mechanism of response is consistent with differentiation, as evidenced by the maturation of the leukemic cells into infection fighting white blood cells, or neutrophils. The majority of AEs reported by investigators were mild to moderate, with the most common being fatigue, diarrhea, pyrexia and nausea. A MTD has not been reached, and dose escalation is now complete.

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

We intend to initiate a global registration-enabling phase 3 clinical trial in frontline AML patients who harbor an IDH1 mutation in the first half of 2017. In addition, we intend to initiate a randomized phase 2 clinical trial of AG-120 in patients with IDH1 mutant-positive cholangiocarcinoma in the second half of 2016.

As described above, Celgene and we agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which AG-120 is the lead development candidate. Under the 2010 Agreement, Celgene had held development and commercialization rights to the IDH1 program outside of the United States, and we held such rights inside the United States. As a result of the termination, we will obtain global rights to AG-120 and the IDH1 program and expect to fund the future development and commercialization costs related to the program. Neither party will have any financial obligation, including royalties or milestone payments, to the other concerning AG-120 or the IDH1 program after final reconciliation of specified shared development costs.

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

AG-348: lead pyruvate kinase deficiency program

AG-348 is an orally available small molecule and a potent activator of the wild-type (normal) and mutated PKR enzyme, which has resulted in restoration of ATP levels and a decrease in 2,3-DPG (2,3-diphosphoglycerate) levels in blood sampled from patients with PK deficiency in nonclinical studies. The wild-type PKR activity of AG-348 allowed the study of enzyme activation in healthy volunteers, providing an opportunity to understand the safety, dosing and pharmacodynamic activity of AG-348 prior to entering a proof-of-concept study in patients. On March 24, 2015, the FDA granted us orphan drug designation for AG-348 for treatment of patients with PK deficiency.

In June 2015, we initiated DRIVE PK, a global phase 2, first-in-patient, open-label safety and efficacy clinical trial of AG-348 in adult, transfusion-independent patients with PK deficiency. The multi-center, randomized trial includes two arms with 25 patients each. The patients in the first arm receive 50 mg twice daily, and the patients in the second arm receive 300 mg twice daily. The trial includes a six-month dosing period with the opportunity for continued treatment beyond six months based on safety and clinical activity.

In June 2016, we reported the first clinical data from DRIVE PK at the 21st Congress of the European Hematology Association (EHA) in Copenhagen, Denmark. These data established proof of concept for AG-348 as a novel, first-in-class, oral activator of both wild-type and mutated PKR enzymes. Results presented were as of the March 27, 2016 data cut-off and were from 18 transfusion independent patients treated with twice-daily dosing for up to six months. The data showed that AG-348 was well tolerated, and no patients discontinued treatment early. The majority of AEs were mild to moderate and transient. One patient received a dose reduction due to rapidly increasing hemoglobin. This patient was dose-reduced from 300 mg to 50 mg and remained on study. One Grade 2 AE of osteoporosis was reported after the cut-off date. This patient had osteopenia at baseline assessment. Sex steroids were assessed at baseline, week 12 and week 24. Free testosterone and estradiol were available for four and five male patients, respectively. An upward trend in free testosterone and a downward trend in estradiol were observed in these patients. Due to the small number of female patients with hormone data, only data from male patients were reported. Additional data and longer follow up are needed to determine if hormonal changes are clinically significant. In the study, nine of 18 patients, including nine of 13 patients with at least one missense mutation, demonstrated robust, rapid and sustained increases in hemoglobin as evidenced by an increase in hemoglobin of greater than 1.0 g/dL. Both doses of AG-348 demonstrated clinical activity, with four patients in the 50 mg group and five patients in the 300 mg group experiencing increases of greater than 1.0 g/dL. In patients who had hemoglobin increases of greater than 1.0 g/dL, the mean maximum hemoglobin increase was 3.4 g/dL (range 2.3–4.9 g/dL). The median time to a hemoglobin increase of >1.0 g/dL was 1.9 weeks (range 1.1–9.1 weeks). None of the five patients with two non-missense mutations showed increases in hemoglobin of greater than 1.0 g/dL. Further data are needed to obtain a greater understanding of the relationship between genotype and response. Additionally, pharmacokinetics was favorable and consistent with those observed in healthy volunteers. Pharmacodynamics data did not demonstrate a correlation with hemoglobin increases and ATP elevation. More data are needed to clarify if any correlation exists between 2,3-DPG (2,3-diphosphoglycerate) decreases and Hb increases of greater than 1.0 g/dL. Enrollment for this trial is ongoing.

We have worldwide development and commercial rights to AG-348 and expect to fund the future development and commercialization costs related to this program.

AG-519: a second novel PKR activator

AG-519 is an orally available small molecule and our second product candidate that is a potent activator of the PKR enzyme. We initiated a placebo-controlled phase 1 clinical trial of AG-519 in healthy volunteers in the first quarter of 2016. This trial is an integrated single ascending dose, or SAD, and multiple ascending dose, or MAD, trial.

In June 2016, we reported the first clinical data from this trial at EHA in Copenhagen. These results provided proof-of-mechanism for AG-519, a potent, oral, selective PKR activator. In the SAD portion of the trial, four cohorts with doses of AG-519 ranging from 50 mg to 1250 mg were tested against placebo in 32 healthy volunteers and demonstrated a favorable safety profile in all doses tested. There were no SAEs reported, and all AEs were mild to moderate, with the most common being headache. In addition, there were no early discontinuations due to AG-519 and the maximum tolerated dose was not reached. Mean decreases in blood 2,3-DPG levels, up to 43 percent from baseline were observed in the SAD cohorts, reaching minimum levels after 24 hours. As expected, ATP levels did not change after a single dose of AG-519, consistent with phase 1 SAD findings from AG-348. Healthy volunteers receiving placebo showed no changes in 2,3-DPG or ATP levels. In the MAD portion of the trial, the first two cohorts reported data from 16 healthy volunteers dosed twice daily with 125 mg or 375 mg of AG-519 or placebo for 14 days. There were no SAEs reported, with all AEs being mild to moderate, and the most common being headache. One subject receiving AG-519 at the 375 mg dose experienced a low blood platelet count (Grade 2 thrombocytopenia) on Day 14. Platelet levels started to recover within five days of the last dose and returned to normal levels seven days after the last dose. Since the EHA data presentation, three additional cohorts of healthy volunteers have been dosed with AG-519 in the MAD portion of the trial, in which there have been no additional reported cases of low blood platelet count. Pharmacodynamic data from these MAD cohorts showed a mean decrease of up to 47 percent in blood 2,3-DPG levels and a mean increase of up to 62 percent in blood ATP levels from baseline. In contrast, healthy volunteers receiving placebo showed no changes in 2,3-DPG or ATP levels. Subjects treated with AG-519 exhibited no significant changes in sex steroids levels, consistent with a lack of aromatase enzyme inhibition. Enrollment into additional MAD cohorts is ongoing.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
IDH2 inhibitor (AG-221)	$2,079	$2,258	$4,277	$5,587
IDH1 inhibitor (AG-120)	20,572	12,444	33,699	22,861
Pan IDH inhibitor (AG-881)	3,129	3,441	6,131	7,314
PKR activator (AG-348)	5,099	4,607	10,191	9,678
PKR activator (AG-519)	4,737	2,074	9,542	2,687
Other research and platform programs	15,188	11,599	31,002	20,739

Total research and development expenses, net	$50,804	$36,423	$94,842	$68,866

Research and development expenses for AG-221 for the three months ended June 30, 2016 and 2015 are net of $0.7 million and $1.1 million, respectively, and the six months ended June 30, 2016 and 2015 are net of $1.2 million and $5.5 million, respectively, in reimbursement of certain third-party costs under the 2010 Agreement, as amended, which are classified as a reduction of research and development expense.

Research and development expenses for AG-120 for the three and six months ended June 30, 2016 are net of $3.3 million and $9.9 million, respectively and for the three and six months ended June 30, 2015 are net of $2.6 million in reimbursement of certain third-party and internal costs under the 2010 Agreement, as amended, which are classified as a reduction of research and development expense.

Research and development expenses for AG-881 for the three and six months ended June 30, 2016 are net of $1.9 million and $3.6 million, respectively and for the three and six months ended June 30, 2015, are net of $0.8 million in reimbursement of certain third-party and internal costs under the AG-881 Agreements, which are classified as a reduction of research and development expense.

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

Results of Operations

Comparison of three months ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,
(in thousands)	2016	2015	Dollar Change	% Change
Collaboration revenue – related party	$6,978	$13,219	$(6,241)	(47)%
Operating expenses:
Research and development (net of $5,922 and $4,546 of cost reimbursement from related party for the three months ended June 30, 2016 and 2015, respectively)	50,804	36,423	14,381	39
General and administrative	12,644	8,929	3,715	42

Loss from operations	(56,470)	(32,133)	(24,337)	76
Interest income	517	236	281	119

Net loss	$(55,953)	$(31,897)	$(24,056)	75%

Revenue. In April 2015, we entered into the AG-881 Agreements with Celgene upon which we received additional consideration and were required to evaluate the 2010 Agreement and AG-881 Agreements under the current revenue recognition accounting guidance resulting in additional revenue being recognized. For the three months ended June 30, 2015, we recognized $13.2 million in revenue under the new accounting guidance, which includes the recognition of $8.8 million related to the delivery of U.S and ex-U.S. licenses for AG-881.

In May 2016, we entered into the 2016 Agreement with Celgene upon which we received a $200.0 million upfront payment and which required us to reevaluate the 2010 Agreement, AG-881 Agreements and the 2016 Agreement under the current revenue recognition accounting guidance. In addition, in May 2016, Celgene and we agreed to terminate the 2010 Agreement as to the AG-120 program. For the three months ended June 30, 2016, we recognized $7.0 million in revenue under the new accounting guidance, which includes $3.9 million related to new deliverables identified under the 2016 Agreement and does not include any revenue associated with the AG-120 program after the 2016 amendment date.

Research and Development Expense. The increase in research and development expenses was primarily attributable to net increases of $6.9 million in external services and $7.5 million in internal expenses; both of these increases are inclusive of $5.9 million in reimbursement of certain costs related to AG-221, AG-120 and AG-881, which are recorded as a reduction of research and development expenses. During the three months ended June 30, 2016 and 2015, we recognized certain cost reimbursements related to our on-going development activities under our IDH programs for which we are no longer acting as the principal in the transaction as a reduction of research and development expenses.

The increase in external services in 2016 was attributable to the following:

•	increases of approximately $0.8 million and $2.9 million for external clinical studies and manufacturing activities for our lead product candidates AG-221 and AG-120, respectively, offset by decreases of approximately $0.2 million and $0.8 million for external clinical studies and manufacturing activities for our lead product candidates AG-348 and AG-881, respectively;

•	an increase of approximately $0.9 million for preclinical and clinical studies for our product candidate AG-519; and

•	an increase of approximately $3.3 million for costs related to other early research and platform programs.

We incurred approximately $7.5 million of additional internal research and development expenses related to the following:

•	an increase of $6.4 million in personnel costs related to an increase in our internal headcount of 46%, which includes an increase of $2.0 million in stock-based compensation expense; and

•	an increase of approximately $1.1 million for facilities and other related expenses.

General and Administrative Expense. The increase in general and administrative expenses was primarily attributable to the following:

•	an increase of $2.1 million in personnel costs related to an increase in our internal headcount of 42% which includes an increase of $0.8 million for stock-based compensation expense;

•	an increase of $1.3 million in professional service costs and insurance costs; and

•	an increase of $0.3 million in certain operating expenses, including consulting and facility costs.

Interest Income. The increase is attributable to a more diversified investment portfolio, resulting in higher interest earned on investments.

Provision for Income Tax. We did not have a provision for income taxes during the three months ended June 30, 2016 or 2015 due to our net loss.

Comparison of six months ended June 30, 2016 and 2015

The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Six Months Ended June 30,
(in thousands)	2016	2015	Dollar Change	% Change
Collaboration revenue – related party	$38,259	$47,421	$(9,162)	(19)%
Operating expenses:
Research and development (net of $14,716 and $8,912 of cost reimbursement from related party for the six months ended June 30, 2016 and 2015, respectively)	94,842	68,866	25,976	38
General and administrative	23,481	15,883	7,598	48

Loss from operations	(80,064)	(37,328)	(42,736)	114
Interest income	913	474	439	93

Net loss	$(79,151)	$(36,854)	$(42,297)	115%

Revenue. In April 2015, we entered into the AG-881 Agreements with Celgene upon which we received additional consideration and were required to evaluate the 2010 Agreement and AG-881 Agreements under the current revenue recognition accounting guidance resulting in additional revenue being recognized. For the six months ended June 30, 2015, we recognized $47.4 million in revenue under the new accounting guidance, which includes approximately $4.8 million related to the delivery of certain AG-120 studies, $8.8 million related to the delivery of U.S and ex-U.S. licenses for AG-881 and $15.8 million related to the delivery of an ex. U.S. license for AG-120.

In May 2016, we entered into the 2016 Agreement with Celgene upon which we received a $200.0 million upfront payment and required us to reevaluate the 2010 Agreement, AG-881 Agreements and the 2016 Agreement under the current revenue recognition accounting guidance. In addition, in May 2016, the Celgene and we agreed to terminate the 2010 Agreement as to the AG-120 program. For the six months ended June 30, 2016, we recognized $38.3 million in revenue under the new accounting guidance, which includes $3.9 million related to new deliverables identified under the 2016 Agreement and does not include any revenue associated with the AG-120 program after the 2016 amendment date. In addition, during the three months ended March 31, 2016, we recognized a $25.0 million milestone payment related to a substantial clinical development milestone achieved.

Research and Development Expense. The increase in research and development expenses was primarily attributable to net increases of $8.4 million in external services and $17.6 million in internal expenses; both of these increases are inclusive of $14.7 million in reimbursement of certain costs related to AG-221, AG-120 and AG-881, which are recorded as a reduction of research and development expenses. During the six months ended June 30, 2016 and 2015, we recognized certain cost reimbursements related to our on-going development activities under our IDH programs for which we are no longer acting as the principal in the transaction as a reduction of research and development expenses.

The increase in external services in 2016 was attributable to the following:

•	an increase of approximately $0.7 million for external clinical studies and manufacturing activities for our lead product candidate AG-120, offset by decreases of approximately $0.2 million, $2.0 million and $1.2 million for our lead product candidates AG-221, AG-881 and AG-348, respectively;

•	an increase of approximately $3.6 million for preclinical and clinical studies for our product candidate AG-519; and

•	an increase of approximately $7.5 million for costs related to other early research and platform programs.

We incurred approximately $17.6 million of additional internal research and development expenses related to the following:

•	an increase of $13.8 million in personnel costs related to an increase in our internal headcount of 46%, which includes an increase of $4.9 million in stock-based compensation expense; and

•	an increase of approximately $3.8 million for facilities and other related expenses.

General and Administrative Expense. The increase in general and administrative expenses was primarily attributable to the following:

•	an increase of $4.9 million in personnel costs related to an increase in our internal headcount of 42% which includes an increase of $1.9 million for stock-based compensation expense; and

•	an increase of $2.7 million in professional service costs and insurance costs.

Interest Income. The increase is attributable to a more diversified investment portfolio, resulting in higher interest earned on investments.

Provision for Income Tax. We did not have a provision for income taxes during the six months ended June 30, 2016 or 2015 due to our net loss.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, and through June 30, 2016, we have funded our operations through upfront, extension and cost reimbursement payments related to our collaboration agreements with Celgene, proceeds received from our issuance of preferred stock, our IPO and our follow-on public offerings, including private placement of common stock to an affiliate of Celgene, which was completed concurrently with our IPO.

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn a significant amount of milestone payments, designation fees, license option fees, extension fees and are entitled to cost reimbursements under our collaboration agreements with Celgene. Our ability to earn the milestone payments and cost reimbursements and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and are uncertain at this time. Our right to payments under our collaboration agreements is our only committed potential external source of funds.

Cash flows

The following table provides information regarding our cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
(in thousands)	2016	2015
Net cash provided by (used in) operating activities	$138,815	$(21,605)
Net cash provided by investing activities	20,912	77,194
Net cash provided by financing activities	2,557	2,913

Net increase in cash and cash equivalents	$162,284	$58,502

Net cash provided by (used in) operating activities. During the six months ended June 30, 2016, we received a $200.0 million upfront payment from Celgene related to our 2016 Agreement, $18.5 million in cost reimbursements related to our collaboration agreements, including a $25.0 million milestone payment in conjunction with the achievement of a substantive development milestone, and $3.4 million as reimbursement of tenant improvements. These amounts were offset by increased operating expenses which relate to increases in clinical study costs due to advancements in our lead product candidates, expanded facilities and increased staffing needs due to our expanding operations.

During the six months ended June 30, 2015, we received $13.3 million in cost reimbursements related to the 2010 Agreement, $20.0 million related to Celgene’s December 2014 election to extend the discovery phase of the 2010 Agreement and $10.0 million related to our AG-881 Agreements. We received $3.8 million of refundable income taxes during the six months ended June 30, 2015, related to a previously filed carryback claim.

Net cash provided by investing activities. The cash provided by investing activities for the six months ended June 30, 2016 and 2015 was primarily the result of higher proceeds from maturities and sales of marketable securities offset by $5.3 million and $14.7 million in purchases of property and equipment, respectively.

Net cash provided by financing activities. The cash provided by financing activities for the six months ended June 30, 2016 and 2015 was the result of proceeds received from stock option exercises and proceeds received from stock purchases made pursuant to our employee stock purchase plan.

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

We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2016, together with anticipated interest income, and anticipated expense reimbursements under our collaboration agreements with Celgene will enable us to fund our operating expenses and capital expenditure requirements through mid-2018. Our future capital requirements will depend on many factors, including:

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

Contractual obligations

During the six months ended June 30, 2016, we entered into agreements in the normal course of business with CROs for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are cancelable at any time by us, generally upon 30 days’ prior written notice to the vendor. Under these agreements, as of June 30, 2016 we are obligated to pay up to $66.0 million to these vendors.

During the six months ended June 30, 2016, there were no other material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2016 and December 31, 2015, we had cash, cash equivalents and marketable securities of $512.3 million and $375.9 million, respectively, consisting primarily of investments in certificates of deposit, government securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 10% change in interest rates would have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs that are located in Asia and Europe that are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2016 and December 31, 2015, we had minimal or no liabilities denominated in foreign currencies.

Item 4.	Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2016, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $117.7 million, $53.5 million and $39.4 million for the years ended December 31, 2015, 2014 and 2013, respectively, and $79.2 million for the six months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $363.8 million. We have never generated any revenue from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations primarily through private placements of our preferred stock, our initial public offering and the concurrent private placement, our follow-on public offerings and our collaboration agreements with Celgene Corporate, or Celgene, focused on cancer metabolism. We have devoted substantially all of our efforts to research and development. We are in clinical development stages of our product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. Although we may from time to time report profitable results, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	initiate and continue clinical trials for our product candidates, including our most advanced product candidates AG-221, AG-120, AG-881, AG-348 and AG-519;

•	continue our research and preclinical development of our product candidates;

•	seek to identify additional product candidates;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;

•	require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel;

•	add additional personnel to support our product development and planned future commercialization efforts and our operations;

•	add equipment and physical infrastructure to support our research and development; and

•	acquire or in-license other medicines and technologies.

To become and remain profitable, we must develop and eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those medicines for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenue that are significant or large enough to achieve profitability. We are currently in clinical testing stages for our most advanced product candidates. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

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

We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2016, together with anticipated interest income, and the anticipated expense reimbursements under our collaboration agreements with Celgene will fund our operating and capital expenditure requirements through mid-2018. Our estimate as to how long we expect our existing cash and cash equivalents, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than our collaborations with Celgene, which are limited in scope and duration. For example, the discovery phase under our 2010 collaboration agreement with Celgene, or the 2010 Agreement, expired in April 2016 and we will no longer receive payments from Celgene with respect to extensions of the discovery phase under the 2010 Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

We are a clinical-stage company. We were founded in the second half of 2007 and commenced operations in late 2008. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, undertaking preclinical and clinical studies of our product candidates, and establishing a commercial infrastructure. All of our product candidates are still in preclinical and clinical development. We have not yet demonstrated our ability to successfully complete any large-scale or pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop one new medicine from the time it is discovered to when it is available for treating patients, assuming that it successfully completes all stages of research and development and achieves marketing approval, all of which is highly uncertain. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our scientific approach focuses on using our proprietary technology to identify key metabolic enzymes in cancer, RGDs or other diseased cells in the laboratory and then using these key enzymes to screen for and identify product candidates targeting cellular metabolism. In addition, in May 2016 we entered into a new collaboration agreement with Celgene, or the 2016 Agreement, focused on metabolic immuno-oncology. Metabolic immuno-oncology is an emerging field of cancer research focused on altering the metabolic state of immune cells to enhance the body’s immune response to cancer.

Any medicines that we develop may not effectively correct metabolic pathways or affect the metabolic state of immune cells. Even if we are able to develop a product candidate that targets cellular metabolism in preclinical studies, we may not succeed in demonstrating safety and efficacy of the product candidate in human clinical trials. Our focus on using our proprietary technology to screen for and identify product candidates targeting cellular metabolism may not result in the discovery and development of commercially viable medicines to treat cancer or RGDs.

We may not be successful in our efforts to identify or discover potential product candidates.

A key element of our strategy is to identify and test compounds that target cellular metabolism in a variety of different types of cancer and RGDs, as well as in immune cells for the treatment of cancer. A significant portion of the research that we are conducting involves new compounds and drug discovery methods, including our proprietary technology. The drug discovery that we are conducting using our proprietary technology may not be successful in identifying compounds that are useful in treating cancer or RGDs. In addition, our efforts in the emerging field of metabolic immuno-oncology may not be as successful as our efforts to date in cancer metabolism and RGDs. Furthermore, our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

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

We depend heavily on the success of our most advanced product candidates, all of which are still in clinical development. Clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the identification of our most advanced product candidates, AG-221, AG-120 and AG-881 for the treatment of hematological and solid tumors and AG-348 and AG-519 for the treatment of PK deficiency. We or our collaborator have initiated clinical trials for these product candidates. We have not commenced clinical trials for any of our other product candidates. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of these product candidates by our collaborators and us. The success of our product candidates will depend on many factors, including the following:

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

We or our collaborators may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	regulators or institutional review boards may not authorize us, our collaborators or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we or our collaborators may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	clinical trials of our product candidates may produce negative or inconclusive results, and we or our collaborators may decide, or regulators may require us, to conduct additional clinical trials, including testing in more subjects, or abandon product development programs;

•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate; enrollment in these clinical trials, which may be particularly challenging for some of the orphan diseases we target in our RGD programs, may be slower than we anticipate; or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	third-party contractors used by us or our collaborators may fail to comply with regulatory requirements or meet their contractual obligations in a timely manner, or at all;

•	we or our collaborators might have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

•	regulators, institutional review boards, or the data safety monitoring board for such trials may require that we, our collaborators or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than anticipated;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us, our collaborators or our investigators, regulators or institutional review boards to suspend or terminate the trials.

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

In addition, other companies are conducting clinical trials, or may in the future conduct clinical trials, which may have similar eligibility criteria as our current or future clinical trials. For example, Novartis International AG, or Novartis, is currently conducting a phase 1 clinical trial of its IDH1 mutant inhibitor, IDH305, in patients with advanced malignancies, and this trial and other trials may compete with our clinical trials of AG-120 and/or AG-881 for eligible patients with hematological and/or other malignancies harboring an IDH1 mutation. Competition for these patients may make it particularly difficult for us to enroll enough patients to complete our clinical trials for AG-120 or AG-881 in a timely and cost-effective manner.

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

We have little experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved medicine for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to other third parties. We are in the early stages of building a sales and marketing infrastructure to sell, or participate in sales activities with our collaborators for, some of our product candidates if and when they are approved.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and we and our collaborators will face competition with respect to any product candidates that we or they may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates, such as acute myelogenous leukemia, or AML, and high risk myelodysplasia. For example, Jazz Pharmaceuticals plc, Novartis and Abbvie Inc. (in collaboration with Roche Holdings Inc.) are each developing therapies to treat AML. Some competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches, for example, in the area of RGDs. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

There are also a number of product candidates in preclinical or clinical development by third parties to treat cancer and RGDs by targeting cellular metabolism. These companies include large pharmaceutical companies, including AstraZeneca plc, Eli Lilly and Company, Roche and its subsidiary Genentech, Inc., GlaxoSmithKline plc, Merck & Co., Novartis with its IDH1 mutant inhibitor IDH305, Pfizer, Inc., and Genzyme, a Sanofi company. There are also biotechnology companies of various sizes that are developing therapies to target cellular metabolism, including Alexion Pharmaceuticals, Inc., BioMarin Pharmaceutical Inc., Calithera Biosciences, Inc., Cornerstone Pharmaceuticals, Inc., Forma Therapeutics Holdings LLC with its IDH1 mutant inhibitor FT-2102, Shire Biochem Inc., Raze Therapeutics, Inc. and Selvita S.A. In addition, there are several companies developing immunotherapies, including metabolic immunotherapies, targeting cancer, including AstraZeneca PLC, Merck, Bristol-Myers Squibb Company, bluebird bio, Inc.,

Juno Therapeutics, Inc., Incyte Corporation, Calithera Biosciences, Inc., Pfizer, Novartis, Kite Pharma, Inc. and Jounce Therapeutics, Inc. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

In April 2010, we entered into the 2010 Agreement and in May 2016, we entered into the 2016 Agreement. These collaborations involve complex allocations of rights, provide for milestone payments to us based on the achievement of specified clinical development, regulatory and commercial milestones, provide us with royalty-based revenue if certain product candidates are successfully commercialized and provide for cost reimbursements of certain development activities. The discovery phase under the 2010 Agreement concluded in April 2016 and we will no longer receive additional payments to extend the term of the discovery phase for that agreement. In April 2015, we entered into the AG-881 Agreements. We cannot predict the success of these collaborations.

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

Collaborations involving our product candidates, including our collaborations with Celgene, pose the following risks to us:

•	Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations. For example, under the 2010 Agreement, the AG-881 Agreements and programs under a co-development and co-commercialization agreement pursuant to the 2016 Agreement, development and commercialization plans and strategies for licensed programs, such as AG-221, will be conducted in accordance with a plan and budget approved by a joint committee comprised of equal numbers of representatives from each of us and Celgene, as to which Celgene may have final decision-making authority.

•	Collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities. For example, under the 2010 Agreement and the 2016 Agreement, it is possible for Celgene to elect not to progress into preclinical development a product candidate that we have nominated and the joint research committee confirmed, without triggering a termination of the collaboration arrangement.

•	Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing, which may result in a need for additional capital to pursue further development or commercialization of the applicable product candidate. For example, under the 2010 Agreement and the 2016 Agreement, it is possible for Celgene to terminate the agreement, upon 90 days prior written notice, with respect to any product candidate at any point in the research, development and clinical trial process, without triggering a termination of the remainder of the collaboration arrangement.

•	Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our medicines or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.

•	Collaborators with marketing and distribution rights to one or more medicines may not commit sufficient resources to the marketing and distribution of such medicine or medicines.

•	Collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation. For example, under specified circumstances Celgene has the first right to maintain or defend our intellectual property rights with respect to AG-221 under the 2010 Agreement and, although we may have the right to assume the maintenance and defense of our intellectual property rights if Celgene does not, our ability to do so may be compromised by Celgene’s actions.

•	Disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our medicines or product candidates or that result in costly litigation or arbitration that diverts management attention and resources.

•	We may lose certain valuable rights under circumstances identified in our collaborations, including, in the case of our agreements with Celgene, if we undergo a change of control.

•	Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. For example, Celgene can terminate its agreements with us, in their entirety or with respect to AG-221 or any program under the 2016 Agreement, upon 90 days’ notice and can terminate each entire agreement with us in connection with a material breach of the agreement by us that remains uncured for a period ranging from 60 to 90 days.

•	Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all.

•	If a present or future collaborators of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.

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

We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators. For example, during the discovery phase of the 2016 Agreement, we may not directly or indirectly develop, manufacture or commercialize, except pursuant to the agreement, any medicine or product candidate with specified activity against certain metabolic targets except in connection with certain third-party collaborations or with respect to certain targets the rights to which have reverted back to us pursuant to the terms of the 2016 Agreement. Following the discovery phase until termination or expiration of the 2010 Agreement, either in its entirety or with respect to the relevant program, we may not directly or indirectly develop, manufacture or commercialize, outside of the collaboration, any medicine or product candidate with specified activity against any collaboration target that is within a licensed program or against any former collaboration target against which Celgene is conducting an independent program under the agreement. Following the discovery phase of the 2016 Agreement until termination or expiration of the applicable co-development and co-commercialization agreement or license agreement under the 2016 Agreement, we may not directly or indirectly develop, manufacture or commercialize, outside of the collaboration, any medicine or product candidate with specified activity against the collaboration target that is the subject of such co-development and co-commercialization agreement or license agreement, except in connection with certain third-party collaborations or with respect to certain targets the rights to which have reverted back to us pursuant to the terms of the 2016 Agreement.

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

As of June 30, 2016, our executive officers, directors and a small group of stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

AGIOS PHARMACEUTICALS, INC.

Date: August 8, 2016	By:	/s/ David P. Schenkein
David P. Schenkein President and Chief Executive Officer (principal executive officer)

Date: August 8, 2016	By:	/s/ Glenn Goddard
Glenn Goddard Senior Vice President, Finance (principal financial and accounting officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation	8-K	001-36014	July 29, 2013	3.1

3.2	Amended and Restated By-Laws	8-K	001-36014	July 29, 2013	3.2

10.1†	Master Research and Collaboration Agreement, dated May 17, 2016, by and among the Registrant, Celgene Corporation and Celgene RIVOT Ltd.					X

10.2	Severance Benefits Plan	8-K	001-36014	April 22, 2016	10.1

31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.