Form 10-Q
period 2016-09-30
AGIOS PHARMACEUTICALS INC
filed 2016-11-03
CIK 1439222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 31, 2016: 42,014,777

AGIOS PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$285,502	$71,764
Marketable securities	293,595	245,238
Collaboration receivable – related party	8,182	8,225
Tenant improvement and other receivables	3,387	3,374
Prepaid expenses and other current assets	10,277	8,728

Total current assets	600,943	337,329
Marketable securities	43,499	58,905
Property and equipment, net	26,261	23,220
Other non-current assets	1,339	611

Total assets	$672,042	$420,065

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,424	$14,748
Accrued expenses	22,808	15,996
Deferred revenue – related party	36,415	19,665
Deferred rent	3,356	2,479

Total current liabilities	78,003	52,888

Deferred revenue, net of current portion – related party	173,941	4,699
Deferred rent, net of current portion	18,649	17,360
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 42,013,995 and 37,696,502 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	42	38
Additional paid-in capital	828,043	630,078
Accumulated other comprehensive income (loss)	29	(318)
Accumulated deficit	(426,665)	(284,680)

Total stockholders’ equity	401,449	345,118

Total liabilities and stockholders’ equity	$672,042	$420,065

See accompanying notes to condensed consolidated financial statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Collaboration revenue – related party	$8,985	$5,480	$47,244	$52,901
Operating expenses:
Research and development (net of $4,038 and $7,817 of cost reimbursement from related party for the three months ended September 30, 2016 and 2015, respectively, and $18,754 and $16,729 for the nine months ended September 30, 2016 and 2015, respectively)	60,643	36,028	155,485	104,894
General and administrative	11,854	9,927	35,335	25,809

Total operating expenses	72,497	45,955	190,820	130,703

Loss from operations	(63,512)	(40,475)	(143,576)	(77,802)
Interest income	678	218	1,591	692

Net loss	$(62,834)	$(40,257)	$(141,985)	$(77,110)

Net loss per share – basic and diluted	$(1.63)	$(1.07)	$(3.72)	$(2.06)

Weighted-average number of common shares used in net loss per share – basic and diluted	38,548,153	37,507,298	38,124,425	37,351,493

See accompanying notes to condensed consolidated financial statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(62,834)	$(40,257)	$(141,985)	$(77,110)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(268)	3	347	282

Comprehensive loss	$(63,102)	$(40,254)	$(141,638)	$(76,828)

See accompanying notes to condensed consolidated financial statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(141,985)	$(77,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,986	2,197
Stock-based compensation expense	32,246	22,610
Net amortization of premium and discounts on investments	534	431
Changes in operating assets and liabilities:
Collaboration receivable – related party	43	(2,585)
Tenant improvement and other receivables	271	(659)
Prepaid expenses and other current and non-current assets	(2,464)	(2,317)
Accounts payable	1,668	(1,324)
Accrued expenses and other liabilities	7,328	2,469
Deferred rent	2,166	15,549
Refundable income taxes and income taxes payable	—	3,841
Deferred revenue – related party	185,992	(9,522)

Net cash provided by (used in) operating activities	89,785	(46,420)

Investing activities
Purchases of marketable securities	(367,587)	(218,657)
Proceeds from maturities and sales of marketable securities	334,448	343,986
Purchases of property and equipment	(8,693)	(17,978)

Net cash (used in) provided by investing activities	(41,832)	107,351

Financing activities
Proceeds from public offering of common stock, net of commissions	162,150	—
Payment of public offering costs	(124)	(207)
Net proceeds from stock option exercises and employee stock purchase plan	3,759	5,293

Net cash provided by financing activities	165,785	5,086

Net increase in cash and cash equivalents	213,738	66,017
Cash and cash equivalents at beginning of the period	71,764	14,031

Cash and cash equivalents at end of the period	$285,502	$80,048

Supplemental disclosure of non-cash investing and financing transactions
Additions to property, plant and equipment in accounts payable and accrued expenses	$497	$1,080

Vesting of restricted stock	$—	$(6)

Proceeds from stock option exercises in other current assets	$—	$200

Public offering costs in other current assets, net of amounts in accounts payable and accrued expenses	$124	$—

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

Basis of presentation

The condensed consolidated interim balance sheet as of September 30, 2016, the condensed consolidated interim statements of operations and comprehensive loss for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015, are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2016, its results of operations for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015. The financial data and the other financial information disclosed in these notes to the condensed consolidated interim financial statements related to the three-month and nine-month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other future annual or interim period. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 that was filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2016.

The Company’s consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly owned subsidiaries, Agios Securities Corporation and Agios International Sarl. All intercompany transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

Liquidity

In September 2016, the Company completed a public offering of 3,370,786 shares of its common stock at a public offering price of $44.50 per share. The Company received net proceeds from this offering of $141.0 million, after deducting underwriting discounts and commissions paid by the Company. In addition, the Company granted the underwriters the right to purchase up to an additional 505,617 shares of its common stock which was exercised in September 2016 resulting in additional net proceeds to the Company of $21.1 million, after underwriting discounts and commissions paid by the Company.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Significant accounting policies

There have been no material changes to the significant accounting policies previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015.

Recent accounting pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Subsequently, the FASB also issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which adjusted the effective date ASU 2014-09; ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies identifying performance obligation and licensing implementation guidance and illustrations in ASU 2014-09; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses implementation issues and is intended to reduce the cost and complexity of applying the new revenue standard in ASU 2014-09 (collectively, the “Revenue ASUs”).

The Revenue ASUs provide an accounting standard for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2017, with an option to early adopt for interim and annual periods beginning after December 15, 2016. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We currently anticipate early adoption of the new standard effective January 1, 2017 under the modified retrospective method. However, our ability to early adopt is dependent on the completion of our analysis of information necessary to determine the cumulative effect of initially applying the guidance and developing processes and internal controls to process information in accordance with the Revenue ASUs.

Other Recent Accounting Pronouncements

In October, 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for the Company for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted as of the beginning of a fiscal year for which neither the annual nor the interim (if applicable) financial statements have been issued. The Company is currently in the process of evaluating the impact of the guidance on its consolidated financial statements.

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

The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of September 30, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$276,771	$—	$—	$276,771
Marketable securities:
Certificates of deposit	—	19,159	—	19,159
U.S. Treasuries	119,433	—	—	119,433
Government securities	13,032	12,498	—	25,530
Corporate debt securities	—	172,972	—	172,972

	$409,236	$204,629	$—	$613,865

The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$59,332	$—	$—	$59,332
Marketable securities:
Certificates of deposit	—	11,243	—	11,243
U.S. Treasuries	292,900	—	—	292,900

	$352,232	$11,243	$—	$363,475

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2016 or December 31, 2015.

There have been no changes to the valuation methods during the three and nine months ended September 30, 2016 or 2015. The Company evaluates transfers between levels at the end of each reporting period. Due to the lack of an active market, the Company transferred $7.5 million of government securities from Level 1 to Level 2 during the three and nine months ended September 30, 2016. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and nine months ended September 30, 2015. The Company had no financial assets or liabilities that were classified as Level 3 at any point during the three and nine months ended September 30, 2016 or the year ended December 31, 2015.

4. Marketable Securities

Marketable securities at September 30, 2016 and December 31, 2015 consisted primarily of investments in certificates of deposit, government securities and corporate debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity and a component of total comprehensive loss in the condensed consolidated interim statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on marketable securities for the nine months ended September 30, 2016 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the periods. There were immaterial realized gains on marketable securities for the nine months ended September 30, 2015.

Marketable securities at September 30, 2016 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$9,360	$6	$(1)	$9,365
U.S Treasuries	119,402	43	(12)	119,433
Government securities	16,031	1	(7)	16,025
Corporate debt securities	148,850	17	(95)	148,772
Non-current:
Certificates of deposit	9,760	36	(2)	9,794
Government securities	9,507	1	(3)	9,505
Corporate debt securities	24,155	58	(13)	24,200

	$337,065	$162	$(133)	$337,094

Marketable securities at December 31, 2015 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$11,248	$—	$(5)	$11,243
U.S. Treasuries	234,130	10	(145)	233,995
Non-current:
U.S. Treasuries	59,083	—	(178)	58,905

	$304,461	$10	$(328)	$304,143

At September 30, 2016 and December 31, 2015, the Company held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that (i) have a maturity of one to two years and (ii) management does not intend to liquidate within the next twelve months, although these funds are available for use and therefore classified as available-for-sale.

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

At September 30, 2016 and December 31, 2015, the Company held 62 and 74 debt securities that were in an unrealized loss position for less than one year, respectively. The aggregate fair value of debt securities in an unrealized loss position at September 30, 2016 and December 31, 2015 was $143.4 million and $207.4 million, respectively. There were no individual securities that were in a significant unrealized loss position as of September 30, 2016 and December 31, 2015. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of September 30, 2016 and December 31, 2015.

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

Under the 2010 Agreement, the Company is eligible to receive up to $120.0 million in potential milestone payments for the enasidenib (AG-221) program. The potential milestone payments are comprised of: (i) a $25.0 million milestone payment upon achievement of a specified clinical development milestone event, (ii) up to $70.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) a $25.0 million milestone payment upon achievement of a specified commercial milestone event. In January 2016, a substantive clinical development milestone related to the enasidenib (AG-221) program was achieved and the Company received a milestone payment of $25.0 million.

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

2016 Agreement

On May 17, 2016, Agios entered into a master research and collaboration agreement (the “2016 Agreement”) with Celgene and Celgene RIVOT Ltd. The 2016 Agreement establishes a global collaboration focused on the research and development of immunotherapies against certain metabolic targets that exert their antitumor efficacy primarily via the immune system. In addition to new programs identified under the 2016 Agreement, Agios and Celgene have also agreed that all future development and commercialization of two programs that were conducted under the 2010 Agreement will now be governed by the 2016 Agreement.

During the research term of the 2016 Agreement, the Company plans to conduct research programs focused on discovering compounds that are active against metabolic targets in the immuno-oncology (“IO”) field. The initial four-year research term will expire on May 17, 2020. Celgene may extend the research term for up to two, or in specified cases, up to four, additional one-year terms.

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

The Company has granted Celgene the right to obtain exclusive options to development and commercialization rights for each program that Celgene has designated for further development and for each continuation program. Celgene may exercise each such option beginning on the designation of a development candidate for such program (or on the designation of such program as a continuation program) and ending on the earlier of the end of a specified period after Celgene is furnished with specified information about the initial phase 1 dose escalation study for such program, or January 1, 2030. Research programs that have applications in the inflammation or autoimmune (“I&I”) field that may result from the 2016 Agreement will also be subject to the exclusive options described above.

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

Co-development and co-commercialization agreements

Under each co-development and co-commercialization agreement entered into under the 2016 Agreement, Agios and Celgene will split all post-option-exercise worldwide development costs, subject to specified exceptions, as well as any profits from any net sales of, or commercialization losses related to, licensed products in the IO field. Celgene has the option to designate one program in the IO field as the 65/35 program, for which Celgene will be the lead party for the United States and will have a 65% profit or loss share. For programs in the IO field other than the 65/35 program, the Company and Celgene will alternate, on a program-by-program basis, being the lead party for the United States, with Agios having the right to be the lead party for the first such program, and Agios and Celgene will each have a 50% profit or loss share. The lead party for the United States will book commercial sales of licensed products, if any, in the United States, and Celgene will book commercial sales of licensed products, if any, outside of the United States.

License agreements

Under each license agreement under the 2016 Agreement, Celgene will be responsible for all post-option-exercise worldwide development and associated costs, subject to specified exceptions, as well as worldwide commercialization and associated costs, for licensed products.

Financial terms

Under the terms of the 2016 Agreement, Celgene made an initial upfront payment in the amount of $200.0 million. Celgene has specified rights to extend the research term for up to two, or in specified cases, up to four, additional years by paying a $40.0 million per-year extension fee. Celgene will pay an $8.0 million designation fee for each program that Celgene designates for further development and for each continuation program. For each program as to which Celgene exercises its option to develop and commercialize, subject to antitrust clearance, Celgene will pay an option exercise fee of at least $30.0 million for any designated development program and at least $35.0 million for any continuation programs. In certain cases, Celgene may exercise its option to develop and commercialize two early-stage I&I programs, prior to Celgene designating the program for further development, by paying an option exercise fee of $10.0 million.

For the co-development and co-commercialization program Celgene designates the 65/35 program in the IO field, the Company is eligible to receive up to $208.8 million in potential milestone-based payments. The potential milestone-based payments for that program are comprised of: (i) a $25.0 million milestone-based payment upon achievement of a specified clinical development event and (ii) up to $183.8 million in milestone-based payments upon achievement of specified regulatory milestone events. For each co-development and co-commercialization program in the IO field other than the 65/35 program, Agios is eligible to receive up to $168.8 million in potential milestone-based payments payable for each program selected by Celgene. The potential milestone-based payments for such programs are comprised of: (i) a $20.0 million milestone-based payment upon achievement of a specified clinical development event and (ii) up to $148.8 million in milestone-based payments upon achievement of specified regulatory milestone events.

For each licensed program in the I&I field, Agios is eligible to receive royalties at tiered, low double-digit percentage rates on Celgene’s net sales, if any, of the applicable licensed products and up to $386.3 million in potential milestone-based payments. The potential milestone-based payments for such programs are comprised of: (i) a $25.0 million milestone-based payment upon achievement of a specified clinical development event, (ii) up to $236.3 million in milestone-based payments upon achievement of specified regulatory milestone events, and (iii) up to $125.0 million in milestone-based payments upon achievement of specified commercial milestone events.

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

AG-120 letter agreement

On May 17, 2016, Agios entered into a letter agreement with Celgene regarding AG-120 (the “AG-120 Letter Agreement”). Under the AG-120 Letter Agreement, Celgene and the Company have agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which AG-120 is the lead development candidate. Under the 2010 Agreement,

Celgene had held development and commercialization rights to the IDH1 program outside of the United States and Agios held such rights inside the United States. As a result of the AG-120 Letter Agreement, the Company will obtain global rights to AG-120 and the IDH1 program. Neither party will have any financial obligation, including royalties or milestone payments, to the other concerning AG-120 or the IDH1 program after final reconciliation of specified shared development costs. Under the AG-120 Letter Agreement, the parties have also agreed to conduct specified transitional activities in connection with the termination. In addition, pursuant to the AG-120 Letter Agreement, the parties are released from their exclusivity obligations under the 2010 Agreement with respect to the IDH1 program. The AG-120 Letter Agreement does not alter the AG-881 Agreements, which are directed to both the IDH1 target and the IDH2 target.

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

The undelivered items from the July 2014 modification, the related best estimate of selling price, the method of recognizing the allocated consideration, and the revenue recognized related to each unit of account through April 27, 2015, the effective date of the AG-881 Agreements, was as follows:

•	License for the split licensed program – AG-120: The Company developed the best estimate of selling price of the license by probability weighting multiple cash flow scenarios using the income approach. There were significant judgments and estimates inherent in the determination of the best estimate of selling price of this unit of accounting. Should different reasonable assumptions be utilized, the best estimate of selling price and the associated revenue recognized would be different. The Company allocated $21.2 million to the license which was delivered in January 2015. During the period January 1, 2015 through April 27, 2015, the Company recognized the non-contingent consideration allocated to this unit of accounting of $15.8 million as collaboration revenue.

•	Development services for five separate on-going phase 1 clinical trials (each of which is a separate unit of accounting): The Company developed the best estimate of selling price of the on-going phase 1 clinical trial development services of $50.8 million for all five studies using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support the development services. The amount allocated to these units of accounting is recognized as revenue on a proportional performance basis as services are provided. As committed to on the date of the July 2014 amendment, the Company has completed services for three of the on-going phase 1 clinical trials and expected services for the remaining two on-going phase 1 clinical trials are expected to be performed through the second quarter of 2016. As additional consideration is earned and allocated to the three fully delivered units of accounting it is recognized immediately. During the period January 1, 2015 through April 27, 2015, the Company recognized the non-contingent consideration allocated to this unit of accounting of $14.7 million as collaboration revenue.

•	On-going research and development: The Company developed the best estimate of selling price of the research and development services of $13.6 million using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider. The amount allocated to this unit of accounting was recognized as revenue ratably over the performance period. During the period January 1, 2015 through April 27, 2015, the Company recognized the non-contingent consideration allocated to this unit of accounting of $5.0 million as collaboration revenue.

•	Committee participation: The Company developed the best estimate of selling price of the committee participation services of $0.2 million using management’s best estimate of the anticipated participation hours multiplied by a market rate for comparable participants. The amount allocated to this unit of accounting was recognized as revenue ratably over the performance period. During the period January 1, 2015 through April 27, 2015, the Company recognized the non-contingent consideration allocated to this unit of accounting of $0.1 million as collaboration revenue.

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

Beginning in the first quarter of 2015, the Company and Celgene agreed to plans to advance enasidenib (AG-221) into later stage development studies. Pursuant to the terms of the 2010 Agreement, the parties agreed to transition primary development responsibilities for enasidenib (AG-221) to Celgene for later stage development at which point Celgene became the lead development party for enasidenib (AG-221). During the transition, the Company continued to manage certain arrangements with third-party service providers whose contracts were assigned to Celgene. The Company determined it is no longer the primary obligor of these arrangements and, when considering the other factors included within ASC 605-45, Revenue Recognition – Principal Agent Considerations, determined reimbursement of amounts incurred under third-party contracts should be reported on a net basis within research and development expense. The Company re-assessed its estimate of the total level of effort required to perform the development services related to enasidenib (AG-221) as a result of the contract assignments and recorded a change in estimate during the three months ended March 31, 2015. This change in estimate resulted in the recognition of an additional $5.1 million of revenue, which is included within revenue related to development services for five separate on-going phase 1 clinical trials discussed earlier within this footnote. Including the $3.8 million presented as a reduction of research and development expenditures, the change in estimate reduced the Company’s net loss by $8.9 million and caused a decrease in net loss per share of $0.24 during the three months ended March 31, 2015.

During the period January 1, 2015 through April 27, 2015, the execution date of the AG-881 Agreements, the Company performed planning services on behalf of Celgene related to an expanded phase 1 clinical trial of enasidenib (AG-221). The Company determined the work represented a substantive option under the 2010 Agreement. The Company also determined it is not the primary obligor of the underlying third-party contracts and determined that reimbursements of amounts incurred under the contracts should be reported on a net basis in research and development expense. Reimbursements of services performed directly by the Company are presented on a gross basis as collaboration revenue. During the period January 1, 2015 through April 27, 2015, the Company recognized $0.4 million in revenues and recorded $0.9 million as a reduction in research and development costs related to these services. Costs reimbursed for services performed directly by the Company are presented as collaboration revenues.

April 2015 – May 2016

The AG-881 Agreements, executed on April 27, 2015, were determined to be a modification of the 2010 Agreement due to the AG-881 Agreements including a compound originally identified within the 2010 Agreement. As a result of the modification the Company identified the remaining deliverables under the 2010 Agreement and the AG-881 Agreements with Celgene and determined the best estimate of selling price for the undelivered elements as of the modification date. The Company then allocated the total arrangement consideration, which included the remaining deferred revenue balance at the modification date, the initial payment of $10.0 million under the AG-881 Agreements and other consideration under the 2010 Agreement and the AG-881 Agreements that was deemed to be determinable at the modification date, to each unit of accounting relative to its best estimate of selling price. The undelivered items, which are each considered by the Company to have stand-alone value and therefore are separate units of accounting, the related best estimate of selling price at April 27, 2015, and the method of recognizing the allocated consideration, for each unit of accounting are as follows:

•

Licenses for the AG-881 program: The Company developed the best estimate of selling price of the U.S. license and the rest of world license by probability weighting multiple cash flow scenarios using the income approach. Management estimates within the models include the expected, probability-weighted net profits from estimated future sales, an estimate of the direct cost incurred to generate future cash flows, a discount rate and other business forecast factors. There are significant judgments and estimates inherent in the determination of the best estimate of selling price of these units of accounting. These judgments and estimates include assumptions regarding future operating performance, the timelines of the clinical trials and regulatory approvals and the estimated patient populations. Should different reasonable assumptions be utilized, the best estimate of selling price and the associated revenue recognized would be different. The Company developed a best estimate of selling price of the licenses of $33.2 million. The Company recognizes the non-contingent consideration allocated to these units of accounting upon delivery of the licenses to Celgene which occurred immediately upon the execution of the AG-881 Agreements. During the period January 1, 2016 through May 17, 2016, the effective date of the 2016 Agreement, the Company recognized the non-contingent consideration allocated to this unit of accounting of $1.4 million as collaboration revenue. For the period July 1, 2015 through September 30, 2015 and for the period April 27, 2015 through September 30, 2015, the Company recognized the non-contingent consideration allocated to this unit of accounting of $1.6 million and $10.4 million, respectively, as collaboration revenue.

•	Four separate on-going development services for which the Company determined it is acting as the principal of all development activities (each of which is a separate unit of accounting): The Company developed the best estimate of selling price for all four of the on-going development services of $12.7 million using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support the development services. The estimated costs were determined to represent management’s best estimate of the price these services could be sold for separately. The amount allocated to these units of accounting is being recognized as revenue on a proportional performance basis as services are provided. The Company expects the services to be performed through 2017. When considering the factors included within ASC 605-45, the Company determined it is the principal of all development activities and is required to present reimbursement of amounts incurred for these services as revenue. During the period January 1, 2016 through May 17, 2016, the Company recognized the non-contingent consideration allocated to these units of accounting of $1.7 million as collaboration revenue. For the period July 1, 2015 through September 30, 2015 and for the period April 27, 2015 through September 30, 2015, the Company recognized the non-contingent consideration allocated to these units of accounting of $0.8 million and $1.4 million, respectively, as collaboration revenue.

•	Four separate on-going development services for which the Company determined it is not acting as the principal of all development activities (each of which is a separate unit of accounting): The Company developed the best estimate of selling price for all four of the on-going development services of $97.3 million using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support the development services. The estimated costs were determined to represent management’s best estimate of the price these services could be sold for separately. The amount allocated to these units of accounting is being recognized on a proportional performance basis as services are provided. The Company expects the services to be performed through 2017. When considering the factors included within ASC 605-45, the Company determined it is not the principal of all development activities and is required to present reimbursement of amounts incurred for these services on a net basis as a reduction of research and development expenses. During the period January 1, 2016 through May 17, 2016, the Company recognized the non-contingent consideration allocated to these units of accounting of $7.5 million as a reduction of research and development costs related to these services. For the period July 1, 2015 through September 30, 2015 and for the period April 27, 2015 through September 30, 2015, the Company reduced its reimbursement from Celgene by $6.4 million and $9.8 million, respectively, which is recognized as a reduction of research and development costs related to these services.

•	On-going research and development: The Company developed the best estimate of selling price of the research and development services of $30.5 million using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider. The amount allocated to this unit of accounting is being recognized as revenue ratably over the performance period through April 2016. During the period January 1, 2016 through May 17, 2016, the Company recognized the non-contingent consideration allocated to this unit of accounting of $4.6 million as collaboration revenue. For the period July 1, 2015 through September 30, 2015 and for the period April 27, 2015 through September 30, 2015, the Company recognized the non-contingent consideration allocated to this unit of accounting of $2.8 million and $4.2 million, respectively, as collaboration revenue.

•	Committee participations under the 2010 Agreement and AG-881 Agreements: The Company developed the best estimate of selling price of the committee participation services of $0.8 million using management’s best estimate of the anticipated participation hours multiplied by a market rate for comparable participants. The amount allocated to this unit of accounting is being recognized as revenue ratably over the performance period, through the fourth quarter of 2016. During the period January 1, 2016 through May 17, 2016, the Company recognized the non-contingent consideration allocated to this unit of accounting $89 thousand as collaboration revenue. For the period July 1, 2015 through September 30, 2015 and for the period April 27, 2015 through September 30, 2015, the Company recognized the non-contingent consideration allocated to this unit of accounting of $44 thousand and $66 thousand, respectively, as collaboration revenue.

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

As a result of Celgene assuming the primary development responsibilities for enasidenib (AG-221) in the first quarter of 2015, the Company recorded $0.9 million of third-party costs incurred on behalf of Celgene during period January 1, 2016 through May 17, 2016 as a reduction of research and development costs.

Beginning in the third quarter of 2015, the Company initiated a phase 1b frontline combination clinical trial of enasidenib (AG-221) and AG-120 for which it will receive reimbursement from Celgene. The new combination trial was determined to be a substantive option under the 2010 Agreement. When considering the factors included within ASC 605-45, management determined that the Company is the principal for the efforts related to the enasidenib (AG-221) arm of the combination trial but is acting in the role of an agent for the efforts related to the AG-120 arm of the combination trial. Accordingly, consideration earned related to the enasidenib (AG-221) arm of the combination trial is recognized as collaboration revenue in the period earned and consideration earned related to the AG-120 arm of the combination trial is reported as a reduction of research and development expense in the period earned. During the period January 1, 2016 through May 17, 2016, the Company recognized $1.2 million in collaboration revenue and recorded $0.3 million as a reduction of research and development costs related to the combination trial.

During the period January 1, 2016 through May 17, 2016, the Company incurred an additional $4.4 million in reimbursable development expenses related to the AG-120 and AG-881 programs that were not contemplated as of the April 2015 modification. The amounts are recorded as a reduction of research and development costs of each respective program.

Post-May 2016

The 2016 Agreement, executed on May 17, 2016, was determined to be a modification of the 2010 Agreement and the AG-881 Agreements because it includes compounds originally identified within the 2010 Agreement. As a result of the modification the Company identified the undelivered elements under the 2010 Agreement, the AG-881 Agreements and 2016 Agreements with Celgene (collectively, the “Celgene Agreements”) and determined the best estimate of selling price for the undelivered elements as of the modification date. The Company then allocated the total arrangement consideration, which included the remaining deferred revenue balance at the modification date, the upfront payment of $200.0 million under the 2016 Agreement and other consideration under the Celgene Agreements that were deemed to be determinable at the modification date, to each unit of accounting relative to its best estimate of selling price. The undelivered items, which are each considered by the Company to have stand-alone value and therefore are separate units of accounting, the related best estimate of selling price at May 17, 2016, and the method of recognizing the allocated consideration, for each unit of accounting are as follows:

•	Three separate development services for which the Company determined it is acting as the principal of all development activities (each of which is a separate unit of accounting): The Company developed the best estimate of selling price for all three of the development services of $67.8 million using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support the development services. The estimated costs were determined to represent management’s best estimate of the price these services could be sold for separately. The amount allocated to these units of accounting is being recognized as revenue on a proportional performance basis as services are provided. The Company expects the services to be performed through 2019. When considering the factors included within ASC 605-45, the Company determined it is the principal of all development activities and is required to present reimbursement of amounts incurred for these services as revenue. For the period July 1, 2016 through September 30, 2016 and for the period May 17, 2016 through September 30, 2016, the Company recognized the non-contingent consideration allocated to these units of accounting of $3.1 million and $4.8 million, respectively, as collaboration revenue.

•	Three separate on-going development services for which the Company determined it is not acting as the principal of all development activities (each of which is a separate unit of accounting): The Company developed the best estimate of selling price for all three development services of $22.4 million using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support the development services. The estimated costs were determined to represent management’s best estimate of the price these services could be sold for separately. The amount allocated to these units of accounting is being recognized on a proportional performance basis as services are provided. The Company expects the services to be performed through 2019. When considering the factors included within ASC 605-45, the Company determined it is not the principal of all development activities and is required to present reimbursement of amounts incurred for these services on a net basis as a reduction of research and development expenses. For the period July 1, 2016 through September 30, 2016 and for the period May 17, 2016 through September 30, 2016, the Company recognized the non-contingent consideration allocated to these units of accounting of $3.5 million and $4.8 million, respectively, as a reduction of research and development costs related to these services.

•	On-going research and development: The Company developed the best estimate of selling price of the research and development services of $207 million using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider. The amount allocated to this unit of accounting is being recognized as revenue ratably through May 2022, the expected performance period. For the period July 1, 2016 through September 30, 2016 and for the period May 17, 2016 through September 30, 2016, the Company recognized the non-contingent consideration allocated to this unit of accounting of $5.8 million and $8.5 million, respectively, as collaboration revenue.

•	Committee participations under the 2010 Agreement, AG-881 Agreements and 2016 Agreement: The Company developed the best estimate of selling price of the committee participation services of $1.5 million using management’s best estimate of the anticipated participation hours multiplied by a market rate for comparable participants. The amount allocated to this unit of accounting is being recognized as revenue ratably over the expected performance period, December 2022. For the period July 1, 2016 through September 30, 2016 and for the period May 17, 2016 through September 30, 2016, the Company recognized the non-contingent consideration allocated to this unit of accounting of $37 thousand and $54 thousand, respectively, as collaboration revenue.

•	Additional development activities for which the Company determined it is acting as the principal of all development activities: The Company developed the best estimate of selling price of the development service of $48.7 million using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support the development services. The estimated costs were determined to represent management’s best estimate of the price these services could be sold for separately. The activities under this unit of accounting are not expected to begin until 2020. When considering the factors included within ASC 605-45, the Company determined it is the principal of all development activities and is required to present reimbursement of amounts incurred for these services as revenue. For the period July 1, 2016 through September 30, 2016 and for the period May 17, 2016 through September 30, 2016, the Company has not recognized any revenue associated with this unit of account.

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

As a result of Celgene assuming the primary development responsibilities for enasidenib (AG-221) in the first quarter of 2015, the Company recorded $0.6 million and $0.9 million of third-party costs incurred on behalf of Celgene for the period July 1, 2016 through and September 30, 2016 and May 17, 2016 through September 30, 2016, respectively, as a reduction of research and development costs.

During the three months ended September 30, 2016 and 2015, the Company recognized a total of $9.0 million and $5.5 million, respectively, as collaboration revenue and recognized $4.1 million and $7.8 million, respectively, as a reduction of research and development expenses. During the nine months ended September 30, 2016 and 2015, the Company recognized a total of $22.3 million and $52.9 million, respectively, as collaboration revenue and recognized $18.8 million and $16.7 million, respectively, as a reduction of research and development expenses.

In determining the current and noncurrent classification of deferred revenue, the Company considers the total consideration expected to be earned in the next twelve months for services to be performed under certain units of accounting and the estimated proportional performance and timing of delivery of certain deliverables to determine the deferred revenue balance that will remain twelve months from the balance sheet date. As of September 30, 2016 and December 31, 2015, the Company has recorded a collaboration receivable of $8.2 million and $8.2 million, respectively, related to reimbursable development costs.

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

In January 2016, a substantive clinical development milestone related to the enasidenib (AG-221) program under the 2010 Agreement was achieved and the Company received a milestone payment of $25.0 million, which was recognized as revenue during the three months ended March 31, 2016. No other milestones were earned during the nine months ended September 30, 2016 or for the year ended December 31, 2015. There are no milestones that are expected to be achieved in the near term.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued compensation	$7,843	$7,005
Accrued research and development costs	12,487	7,449
Accrued professional fees	1,940	228
Accrued other	538	1,314

Total	$22,808	$15,996

7. Share-Based Payments

2013 Stock Incentive Plan

In June 2013, the Company’s Board of Directors adopted and, in July 2013 the Company’s stockholders approved, the 2013 Stock Incentive Plan (the “2013 Plan”). The 2013 Plan became effective upon the closing of the Company’s Initial Public Offering (“IPO”) and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. Following the adoption of the 2013 Plan, the Company granted no further stock options or other awards under the 2007 Stock Incentive Plan (the “2007 Plan”). Any options or awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remain outstanding and effective. As of September 30, 2016, the total number of shares reserved under the 2007 Plan and the 2013 Plan are 6,462,546 and the Company had 799,983 shares available for future issuance under such plans. The 2013 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2014 and continuing until the expiration of the 2013 Plan, equal to the lesser of (i) 2,000,000 shares of common stock, (ii) 4% of the outstanding shares of common stock on such date or (iii) an amount determined by the Company’s Board of Directors. On January 1, 2016 and 2015, the annual increase for the 2013 Plan resulted in an additional 1,507,860 shares and 1,484,020 shares, respectively, authorized for issuance.

The following table summarizes all stock option activity for the nine months ended September 30, 2016:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	4,618,697	$44.45	7.49	$153,573
Granted	1,385,390	43.18
Exercised	(396,912)	6.07
Forfeited/expired	(176,107)	68.27

Outstanding at September 30, 2016	5,431,068	$46.16	7.50	$110,111

Exercisable at September 30, 2016	2,577,303	$33.89	6.20	$78,930

Vested and expected to vest at September 30, 2016	5,255,235	$45.70	7.45	$108,652

The weighted-average grant date fair value of options granted was $30.30, $65.28, $27.69 and $67.31 during the three months ended September 30, 2016 and 2015 and nine months ended September 30, 2016 and 2015, respectively. The total intrinsic value of options exercised was $3.3 million and $16.6 million during the three months ended September 30, 2016 and 2015, respectively, and $18.6 million and $46.0 million during the nine months ended September 30, 2016 and 2015, respectively.

At September 30, 2016, the total unrecognized compensation expense related to unvested stock option awards, including estimated forfeitures, was $89.2 million, which the Company expects to recognize over a weighted-average period of approximately 2.58 years.

The Company also has unrecognized stock-based compensation expense of $9.8 million related to stock options and performance-based stock units both with performance-based vesting criteria that are not considered probable of achievement as of September 30, 2016.

Restricted stock units

The Company may grant awards of restricted stock units (“RSUs”) to non-employee directors, members of the management team and employees on a discretionary basis pursuant to the 2013 Plan. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock.

The Company granted 58,800 RSUs and 15,000 RSUs during the nine months ended September 30, 2016 and 2015, respectively. No RSUs were granted during the three months ended September 30, 2016 and 2015. The Company recorded stock-based compensation expense related to RSUs of $0.5 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively, and stock-based compensation expenses of $1.4 million and $0.7 million for the nine months ended September 30, 2016 and 2015, respectively. These amounts are included in the total stock-based compensation expense disclosed below. As of September 30, 2016, there was approximately $2.1 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.1 years.

The following table presents RSU activity for the nine months ended September 30, 2016:

	Number of Stock Units	Weighted-average grant date fair value
Unvested shares at December 31, 2015	15,000	$122.22
Granted	58,800	39.76
Vested	(7,500)	122.22

Unvested shares at September 30, 2016	66,300	$49.09

Performance-based stock options

During the three and nine months ended September 30, 2016 and 2015, no options to purchase shares of common stock that contain performance-based or a combination of performance-based and service-based vesting criteria were granted by the Company. However, certain performance-based stock options issued in prior periods were still outstanding as of September 30, 2016. Performance-based vesting criteria for options primarily relate to milestone events specific to the Company’s corporate goals, including but not limited to certain preclinical, clinical and regulatory development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. As of September 30, 2016, certain of the performance-based milestones had been achieved. The achievements of all remaining milestones have been deemed probable as of September 30, 2016 and therefore the related expense either has been fully recognized or is being recognized over the remaining service period. During the three and nine months ended September 30, 2015, the Company recognized stock-based compensation expense of $0.1 million and $0.3 million, respectively, related to stock options with performance-based vesting criteria. During the three and nine months ended September 30, 2016, the Company recognized stock-based compensation expense of $0.8 million related to stock options with performance-based vesting criteria.

Performance-based stock units

The Company may grant awards of performance stock units (“PSUs”) to non-employee directors, members of the management team and employees on a discretionary basis pursuant to the 2013 Plan. Each PSU entitles the holder to receive, at the achievement of the performance-based and service-based criteria, a specified number of shares of the Company’s stock. Performance-based vesting criteria primarily relate to milestone events specific to the Company’s corporate goals, specifically regulatory development milestones related to the Company’s product candidates.

The Company granted 60,095 PSUs and 75,095 PSUs during the three and nine months ended September 30, 2016, respectively. Stock-based compensation expense associated with these PSUs is recognized if the performance condition is considered probable of achievement using management’s best estimates. As of September 30, 2016, these milestones were not probable and, therefore, no expense has been recognized related to these awards. No such awards were granted during the nine months ended September 30, 2015.

The following table presents PSU activity for the nine months ended September 30, 2016:

	Number of Stock Units	Weighted-average grant date fair value
Unvested shares at December 31, 2015	100,270	$64.44
Granted	75,095	43.37
Vested	—	—
Forfeited/expired	(10,170)	64.44

Unvested shares at September 30, 2016	165,195	$54.86

2013 Employee Stock Purchase Plan

In June 2013, the Company’s Board of Directors adopted, and in July 2013 the Company’s stockholders approved, the 2013 Employee Stock Purchase Plan (the “2013 ESPP”). The 2013 ESPP is administered by the Company’s Board of Directors or by a committee appointed by the Company’s Board of Directors. Under the 2013 ESPP, each offering period is six months, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of the offering period. The per-share purchase price at the end of each offering period is equal to 85% of the closing price of one share of the Company’s common stock at the beginning or end of the offering period, whichever is lower, subject to Internal Revenue Service limits. The Company issued 24,353 shares and 6,486 shares during the three months ended September 30, 2016 and 2015, respectively, and 36,680 shares and 17,150 shares during the nine months ended September 30, 2016 and 2015, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 327,272 shares of the Company’s common stock. As of September 30, 2016, the Company had 273,442 shares available for future issuance under the 2013 ESPP.

The Company recorded $0.2 million and $0.1 million of stock-based compensation expense for the three months ended September 30, 2016 and 2015, respectively, and $0.5 million and $0.3 million of stock-based compensation expense for the nine months ended September 30, 2016 and 2015, respectively, related to the 2013 ESPP.

Stock-based compensation expense

During the three and nine months ended September 30, 2016 and 2015, the Company recorded stock-based compensation expense for employee and non-employee stock options, restricted stock units, restricted stock, performance-based stock options, performance-based stock units and the employee stock purchase plan shares. Expenses related to these equity-based awards were allocated as follows in the condensed consolidated interim statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development expense	$7,903	$4,915	$19,992	$12,095
General and administrative expense	4,240	4,457	12,254	10,515

	$12,143	$9,372	$32,246	$22,610

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Risk-free interest rate	1.28%	1.73%	1.39%	1.71%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.07	6.06	6.04	6.04
Expected volatility	74.80%	67.76%	72.23%	69.76%

8. Income Taxes

In January 2014, the Company paid $6.0 million as payment in full of its U.S. federal income tax liability related to the year ended December 31, 2011, including $1.5 million of interest and penalties accrued. The Company filed a carryback claim to apply the net losses incurred during the year ended December 31, 2013 against the previous taxable income. The amount to be refunded by the

Internal Revenue Service (“IRS”) was recorded as refundable income taxes as of December 31, 2014. During the three months ended March 31, 2015, the Company received the balance of the refundable income tax. There was no (benefit) provision for income taxes during the three and nine months ended September 30, 2016 and 2015.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company evaluated whether any uncertain tax positions arise from commencing operations of its wholly owned subsidiary, Agios International Sarl, and determined no uncertain tax positions existed. As of September 30, 2016 and December 31, 2015, the Company did not have any uncertain tax positions recorded.

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

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2016	2015
Stock options	5,431,068	4,650,549
Restricted stock units	66,300	15,000
Employee stock purchase plan options	5,977	1,764

	5,503,345	4,667,313

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Information

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated interim financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 and related notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission, or the SEC, on February 26, 2016. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this report. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a biopharmaceutical company committed to applying our scientific leadership in the field of cellular metabolism to transform the lives of patients with cancer and rare genetic metabolic disorders, or RGDs, which are a subset of orphan genetic metabolic diseases. Cellular metabolism is the set of complex chemical processes occurring within a living cell that are necessary for the maintenance of life, including the breakdown of nutrients to provide energy and the synthesis of molecular building blocks required for cell growth and division. We focus our efforts on using cellular metabolism, an unexploited area of biological research with disruptive potential, as a platform for developing potentially transformative small molecule medicines. Our most advanced cancer product candidates are enasidenib (AG-221) and AG-120, which target mutated isocitrate dehydrogenase 2 and 1, or IDH2 and IDH1, respectively, and AG-881, which targets both mutated IDH1 and mutated IDH2. These mutations are found in a wide range of hematological malignancies and solid tumors. The most advanced product candidates in our RGD program, AG-348 and AG-519, target pyruvate kinase-R for the treatment of pyruvate kinase, or PK, deficiency. PK deficiency is a rare disorder that often results in severe hemolytic anemia due to inherited mutations in the pyruvate kinase enzyme within red blood cells.

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

Under the terms of the 2010 Agreement, we led research, preclinical and early development efforts through phase 1, while Celgene received an option to obtain exclusive rights either upon Investigational New Drug application, or IND, acceptance or at the end of phase 1 to further develop and commercialize medicines emerging from our cancer metabolism research. Celgene leads and funds global development and commercialization of development candidates for which it exercised its option to obtain a co-commercialization license, and we retained development and commercialization rights in the United States for development candidates for which we exercised our option to retain a split license. On all programs under the 2010 Agreement for which Celgene exercised its option, we are eligible to receive up to $120.0 million in milestone-based payments as well as royalties on any sales.

We nominated enasidenib (AG-221) and AG-120 during the discovery phase of the collaboration under the 2010 Agreement. In June 2014, Celgene exercised its exclusive option to license worldwide development and commercialization rights for enasidenib (AG-221). In addition to contributing our scientific and translational expertise, we continue to conduct certain clinical development and regulatory activities within the enasidenib (AG-221) development program while transitioning responsibilities to Celgene, which leads later development activities. In the first quarter of 2015, Celgene exercised its exclusive option under the 2010 Agreement to license development and commercialization rights to AG-120 outside the United States. Following Celgene’s exercise of this option, we retained development and commercialization rights for AG-120 in the United States. In May 2016, Celgene transferred its rights to AG-120 outside the United States to us and we are now wholly responsible for global development of AG-120.

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

During the research term of the 2016 Agreement, we plan to conduct research programs focused on discovering compounds that are active against metabolic targets in the immuno-oncology, or IO, field. The initial four-year research term will expire on May 17, 2020. Celgene may extend the research term for up to two, or in specified cases, up to four, additional one-year terms by paying us a $40.0 million per year extension fee.

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

Subsequent to the execution of the 2016 Agreement, Celgene and we agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which AG-120 is the lead development candidate. Under the 2010 Agreement, Celgene had held development and commercialization rights to the IDH1 program outside of the United States, and we held such rights inside the United States. As a result of the termination, we obtained global rights to AG-120 and the IDH1 program. Neither party will have any financial obligation, including royalties or milestone payments, to the other concerning AG-120 or the IDH1 program after final reconciliation of specified shared development costs. Under the terms of the termination, the parties are released from their exclusivity obligations under the 2010 Agreement with respect to the IDH1 program. The AG-120 termination does not the AG-881 Agreements, which are directed at both the IDH1 target and the IDH2 target.

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

Since inception, we have incurred significant operating losses. Our net loss was $62.8 million and $40.3 million, for the three months ended September 30, 2016 and 2015, respectively, and $142.0 million and $77.1 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $426.7 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from year to year. We anticipate that our expenses will increase significantly as we continue to advance and expand clinical development activities for our lead programs, enasidenib (AG-221), AG-120, AG-881 and AG-348, as well as AG-519 our second product candidate that is a potent activator of the PKR enzyme; continue to discover and validate novel targets and drug product candidates; expand and protect our intellectual property portfolio; and hire additional commercial, development and scientific personnel.

Financial Operations Overview

Revenue

Through September 30, 2016, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the near future. Primarily all of our revenue to date has been derived from our collaborations with Celgene. In the future, we will seek to generate revenue from a combination of product sales and upfront payments, cost reimbursements, milestone payments, and royalties on future product sales.

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

Milestone revenue

We recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. At the inception of each arrangement that includes milestone payments, we evaluate each contingent payment on an individual basis to determine whether it is considered a substantive milestone, specifically reviewing factors such as the degree of certainty in achieving the milestone, the research and development risk and other risks that must be overcome to achieve the milestone, as well as the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

Revenue from milestones, if they are nonrefundable and deemed substantive, are recognized upon achievement of the milestones. We recognize revenue associated with the non-substantive milestones upon achievement of the milestone if there are no undelivered elements and we have no remaining performance obligations.

Research and development expenses

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as our product candidate development programs progress. However, the successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development and commercialize these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from enasidenib (AG-221), AG-120, AG-881, AG-348, AG-519 or any of our other product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

•	establishing an appropriate safety profile with IND and/or new drug application, or NDA, enabling toxicology studies;

•	the successful enrollment in, and completion of, clinical trials;

•	the receipt of marketing approvals from applicable regulatory authorities;

•	establishing compliant commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others; and

•	maintaining an acceptable safety profile of the products following approval.

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

Research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed. Reimbursements received from Celgene for certain costs for which we are not the principal in the transaction according to the provisions of ASC 605-45 are recorded as a reduction to research and development expense.

The following summarizes our most advanced current research and development programs.

Enasidenib (AG-221): lead IDH2 program

Enasidenib (AG-221) is an orally available, selective, potent inhibitor of the mutated IDH2 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH2 mutations, including those with acute myeloid leukemia, or AML, who have a historically poor prognosis. On September 7, 2016, Celgene announced that it expects to submit a NDA to the U.S. Food and Drug Administration, or FDA, for enasidenib (AG-221) in relapsed and/or refractory AML by year-end 2016. The NDA will be based on data from the ongoing phase 1/2 study of enasidenib (AG-221) in patients with advanced hematologic malignancies with an IDH2 mutation. In June 2014, the FDA granted us orphan drug designation for enasidenib (AG-221) for treatment of patients with AML and in August 2014, we announced that the FDA granted fast track designation to enasidenib (AG-221) for treatment of patients with AML that harbor an IDH2 mutation. In April 2016, we and Celgene received European Medicines Agency, or EMA, Orphan Drug Designation for enasidenib (AG-221) for the treatment of AML. We have been evaluating enasidenib (AG-221) in several phase 1 dose-escalation clinical trials evaluating both hematological and solid tumor cancers with IDH2 mutations. To date, all clinical data reported by us in hematological cancers highlights that the mechanism of response is consistent with preclinical studies, including substantial reduction of plasma 2-hydroxygluturate, or 2HG, levels, as well as evidence of cellular differentiation and normalization of cell counts in the bone marrow and blood. This differentiation effect is distinct from that seen with traditional chemotherapeutics commonly used to treat AML.

In September 2013, we initiated our first phase 1 multicenter, open-label, dose-escalation clinical trial to assess the safety, clinical activity, and tolerability of enasidenib (AG-221) in patients with advanced hematologic malignancies with an IDH2 mutation. In June 2014, Celgene exercised its option to an exclusive global license for development and commercialization of enasidenib (AG-221) under the 2010 Agreement. Under the 2010 Agreement, Celgene is responsible for all development costs for enasidenib (AG-221). We are eligible to receive up to $120.0 million in milestone payments and a tiered royalty on any net sales of products containing enasidenib (AG-221). In January 2016, in conjunction with the initiation of enasidenib (AG-221) phase 3 trials we received a milestone payment of $25.0 million. We also have the right to conduct a portion of any commercialization activities for enasidenib (AG-221) in the United States. In addition to contributing our scientific and translational expertise, we will continue to conduct some clinical development and regulatory activities within the enasidenib (AG-221) development program in collaboration with Celgene.

In October 2014, we initiated four expansion cohorts in our ongoing phase 1 clinical trial of enasidenib (AG-221) in patients with IDH2 mutant-positive hematologic malignancies to assess the safety and tolerability of enasidenib (AG-221) at 100 mg once daily oral dose in approximately 100 patients with IDH2 mutant-positive hematologic malignancies, including AML. In these four expansion cohorts, we are evaluating the following: relapsed or refractory AML patients 60 years of age and older, or any IDH2-mutant positive AML patient, regardless of age, who has relapsed following a bone marrow transplant, or BMT; relapsed or refractory AML patients under age 60, not including patients with AML who have relapsed following a BMT; untreated AML patients 60 years of age or older who decline standard of care chemotherapy; and patients with other IDH2 mutant-positive advanced hematologic malignancies who are not eligible for the other three cohorts.

In May 2015, we announced that our ongoing phase 1 clinical trial of enasidenib (AG-221) had been expanded to add an additional more homogenous cohort of 125 patients with IDH2 mutant-positive AML who are in second or later relapse, are refractory to second-line induction or reinduction treatment, or have relapsed after allogeneic transplantation. Consistent with the previous expansion cohorts, enasidenib (AG-221) is administered at a dose of 100 mg once daily. The primary objectives of the trial are to confirm the safety and clinical activity of enasidenib (AG-221) in a select, highly resistant AML population. Accrual of the expansion cohorts has been completed.

In October 2015, Celgene, in collaboration with us, initiated IDHENTIFY, an international phase 3, multi-center, open-label, randomized clinical trial designed to compare the efficacy and safety of enasidenib (AG-221) versus conventional care regimens in patients 60 years or older with IDH2 mutant-positive AML that is refractory to or relapsed after second- or third-line therapy.

In December 2015, we reported additional clinical data, as of September 1, 2015, from the dose escalation phase and expansion cohorts of the ongoing phase 1 clinical trial, which was transitioned to a phase 1/2 trial in May 2015, evaluating single agent enasidenib (AG-221), which included 209 response-evaluable enrolled patients with IDH2 mutant-positive AML. The new data were presented at the 2015 American Society of Hematology (ASH) Annual Meeting and Exposition in Orlando, Florida and showed investigator-assessed objective responses in 79 out of 209 response-evaluable patients. Of the 79 patients who achieved an objective response, there were 37 complete remissions (CR), three complete remissions with incomplete platelet recovery (CRp), 14 marrow complete remissions (mCR), three complete remissions with incomplete hematologic recovery (CRi) and 22 partial remissions (PR). A CR is determined by using well-established criteria, which requires no evidence of leukemia in the bone marrow and blood accompanied by full restoration of all blood counts to normal ranges. A CRp means all the criteria for CR are met except that platelet counts are outside of the normal range. Platelets are one of the three major types of blood cells. A mCR means that there is no evidence for leukemia in the marrow but the blood counts have not fully restored. A CRi means there is no evidence for leukemia in the marrow but the neutrophils, a subset of white blood cells responsible for fighting bacterial infections, are outside the normal range. A PR means all the criteria for CR are met except that the immature defective blood cells, or leukemia, in the bone marrow are in the 5% to 25% range and have been decreased by at least 50% over pretreatment. Of the 159 patients with relapsed or refractory AML, 59 achieved an objective response, including 29 CRs, one CRp, nine mCRs, three CRis and 17 PRs. Of the 24 patients with AML who declined standard of care chemotherapy, 10 achieved an objective response, including four CRs, one CRp, one mCR and four PRs. Of the 14 patients with myelodysplastic syndrome, or MDS, seven achieved an objective response, including three CRs, one CRp and three mCRs. Responding relapsed or refractory AML patients were on the trial for up to 18 months with a median duration of treatment of 6.8 months, ranging from 1.8 to 18 months. Responses were durable, with median response duration of 6.9 months in patients with relapsed or refractory AML. A safety analysis was conducted for all 231 treated patients. The majority of adverse events, or AEs, reported by investigators were mild to moderate, with the most common being nausea, diarrhea, fatigue and febrile neutropenia. The serious adverse events, or SAEs, observed during the trial were mainly disease related. Twenty-three percent of patients had treatment-related SAEs, including notably differentiation syndrome (4 percent), leukocytosis (4 percent) and nausea (2 percent). Drug-related Grade 5 SAEs included atrial flutter (one patient), cardiac tamponade (one patient), pericardial effusion (one patient) and respiratory failure (one patient). Dose escalation has been completed and a maximum tolerated dose, or MTD, has not been reached. Enasidenib (AG-221) continued to show favorable drug exposure and pharmacokinetics at all doses tested with substantial reductions in plasma levels of 2HG, which is produced by the mutated IDH2 and IDH1 proteins, to the level observed in healthy volunteers. Celgene, in collaboration with us, plans to support an investigator-initiated trial of enasidenib (AG-221) in patients with MDS that is expected to begin in 2017.

Together with Celgene, we plan to present clinical data from a subset of patients with MDS from the ongoing phase 1 dose-escalation and expansion study of enasidenib (AG-221) in advanced hematologic malignancies at the 2016 American Society of Hematology (ASH) Annual Meeting in San Diego, CA, on December 3-6, 2016, an abstract of which was published on November 3, 2016. As reported in the ASH abstract, among the 15 evaluable patients, the overall response rate was 53%, eight of 15 patients, including one CR. Overall response rate reflects the best response achieved by patients, and includes CR, PR, mCR and any hematologic improvement, or HI. Of the 10 evaluable patients who had received prior treatment with a hypomethylating agent, five had a response with enasidenib (AG-221), including one CR. Of the four patients with no prior treatment for MDS, two responded, including one PR and one mCR. Two patients experienced disease progression. Median overall survival was not reached after a median follow-up of 4.7 months.

Also in December 2015, we announced the initiation of a phase 1b, multicenter, international, open-label clinical trial to evaluate the safety and clinical activity of enasidenib (AG-221) or AG-120 in combination with induction and consolidation therapy in patients with newly diagnosed AML with an IDH2 or IDH1 mutation who are eligible for intensive chemotherapy. The trial will evaluate continuous dosing for up to one year with enasidenib (AG-221) administered at an initial oral dose of 100 mg once daily in patients with an IDH2 mutation or AG-120 administered at an initial oral dose of 500 mg once daily in patients with an IDH1 mutation. Enasidenib (AG-221) or AG-120 will be administered with two types of AML induction therapies (cytarabine with either daunorubicin or idarubicin) and two types of AML consolidation therapies (mitoxantrone with etoposide [ME] or cytarabine).

In March 2016, Celgene, in collaboration with us, initiated a phase 1/2 frontline combination clinical trial, to be conducted by Celgene, of either enasidenib (AG-221) or AG-120 in combination with VIDAZA® (azacitidine) in newly diagnosed AML patients not eligible for intensive chemotherapy, with a phase 1 component to determine the safety of the combinations, followed by a phase 2 randomized component evaluating the safety and clinical activity of each investigational combination versus single-agent VIDAZA® using a primary endpoint of overall response rate.

Celgene maintains worldwide development and commercial rights to enasidenib (AG-221) and Celgene will fund the future development and commercialization costs related to this program.

AG-120: lead IDH1 program

AG-120 is an orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH1 mutations. Mutations in IDH1 have been identified in difficult to treat hematologic and solid tumor cancers, including AML, chondrosarcoma and cholangiocarcinoma where both the treatment options and prognosis for patients are poor. On September 7, 2016, in connection with Celgene’s announcement of plans to submit a NDA for enasidenib (AG-221) in relapsed and/or refractory AML by the end of 2016, we announced that we plan to explore a similar regulatory path for AG-120, which could lead to an NDA submission for AG-120 in the United States in 2017.

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

In November 2015, we reported clinical data from the dose-escalation portion of our ongoing phase 1 clinical trial evaluating AG-120 in patients with IDH1 mutant-positive advanced solid tumors, including glioma, intrahepatic cholangiocarcinoma, or IHCC, and chondrosarcomas who received AG-120 administered from 200 mg to 1200 mg total daily doses. The data were presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in Boston. As of the September 3, 2015 data cut-off, 62 patients had been treated with single agent AG-120, of which 55 were response-evaluable. Seven of the 11 response-evaluable patients with IDH1 mutant-positive chondrosarcoma had stable disease, with five of these patients maintaining stable disease for six months or more. One of the 20 patients with IDH1 mutant-positive IHCC had a partial response and 11 patients had stable disease, with six such patients maintaining stable disease for six months or more. Ten of the 20 patients with IDH1 mutant-positive glioma had stable disease, with four of these patients maintaining stable disease for six months or more. One of the four patients with other IDH1 mutant-positive solid tumors had stable disease. Treatment with AG-120 showed substantial reduction of 2HG in plasma and tumor tissue, and imaging results suggest that AG-120 can lower 2HG levels in the brain. AG-120 was well tolerated, with the majority of AEs reported by investigators being mild to moderate. The most common investigator-reported AEs were nausea, diarrhea, vomiting, anemia and QT prolongation. The majority of reported SAEs were disease related. A MTD has not been reached. We are currently enrolling four expansion cohorts of 25 patients each in (i) low grade glioma with at least six months of prior scans to assess volumetric changes, (ii) second-line cholangiocarcinoma, (iii) high grade, or metastatic, chondrosarcoma, and (iv) other solid tumors with an IDH1 mutation, who will receive the recommended dose of 500 mg of AG-120 once daily. We plan to present data from the expansion phase of the ongoing phase 1 study of AG-120 in advanced IDH1 mutant positive chondrosarcoma at the Connective Tissue Oncology Society Annual Meeting in Lisbon, Portugal, on November 10, 2016, and we plan to present data from the expansion phase of the ongoing phase 1 study of AG-120 advanced IDH1 mutant positive low-grade glioma at the Society for NeuroOncology Annual Meeting in Scottsdale, Arizona, on November 18, 2016.

In December 2015, we reported data, as of October 1, 2015, from the ongoing phase 1 clinical trial evaluating single agent AG-120, which included 87 enrolled patients with IDH1 mutant-positive advanced hematologic malignancies, of which 78 were from the dose-escalation phase and nine were from the expansion phase. The data were presented at the 2015 ASH Annual Meeting and Exposition in Orlando, Florida and showed investigator-assessed objective responses in 27 out of 78 response-evaluable patients on AG-120. Of the 27 patients who achieved an objective response, there were 12 CRs, seven CRps, six mCRs, one CRi and one PR. Patients were on the trial treatment for up to 14.1 months, with a median duration of treatment of 2.9 months, ranging from 0.1 to 14.1 months. Data continued to show durable clinical activity for AG-120, with responses maintained for up to 12.5 months and a median duration of response of 5.6 months. AG-120 continued to show favorable drug exposure and pharmacokinetics at all doses tested and also substantially reduced plasma levels of 2HG to the level observed in healthy volunteers. The mechanism of response is consistent with differentiation, as evidenced by the maturation of the leukemic cells into infection fighting white blood cells, or neutrophils. The majority of AEs reported by investigators were mild to moderate, with the most common being fatigue, diarrhea, pyrexia and nausea. A MTD has not been reached, and dose escalation is now complete.

We plan to present additional clinical data from the dose escalation portion of the ongoing phase 1 study of AG-120 in advanced hematologic malignancies at the 2016 ASH Annual Meeting in San Diego, CA, on December 3-6, 2016, an abstract of which was published on November 3, 2016. As reported in the ASH abstract, as of the data cut-off of May 12, 2016, 78 patients had received AG-120 in the dose escalation portion of the study, which is now closed to enrollment. The median duration on treatment for all patients was 3.2 months and nine patients remain on treatment, with an additional eight patients transitioned to stem cell transplant. MTD was not reached. The overall response rate was 38.5%, 30 of 78 patients, with 14 patients (17.9%) achieving a CR. The abstract contained the first report of IDH1 mutation clearance assessed by variant allele frequency, or VAF, analysis using next-generation sequencing in patients treated on the dose escalation portion of the study. Patients with IDH1 mutational clearance, or IDH1-MC, were defined as being IDH1 mutant positive at baseline and subsequently having at least one on-study sample with no detectable IDH1 mutation. Longitudinal IDH1 mutation VAF data were available for 51 patients, of which 11 achieved a CR. IDH1-MC was observed in three of the 11 patients who achieved CR. Only one of the 40 patients who did not achieve CR experienced IDH1-MC. In the three patients with CR who achieved IDH1-MC, an initial increase in IDH1 mutation VAF, or early peak, was observed prior to IDH1-MC, suggesting that early clonal expansion might have occurred as part of the mechanism of action of AG-120.

As described above, in December 2015, we announced the initiation of a phase 1b, multicenter, international, open-label clinical trial of enasidenib (AG-221) or AG-120 in combination with induction and consolidation therapy in patients with newly diagnosed AML with an isocitrate dehydrogenase (IDH) mutation who are eligible for intensive chemotherapy. Also as described above, in March 2016, Celgene, in collaboration with us, initiated a phase 1/2 frontline combination clinical trial, to be conducted by Celgene, of either enasidenib (AG-221) or AG-120 in combination with VIDAZA® (azacitidine) in newly diagnosed AML patients not eligible for intensive chemotherapy, with a phase 1 component to determine the safety of the combinations, followed by a phase 2 randomized component evaluating the safety and clinical activity of each investigational combination versus single-agent VIDAZA® using a primary endpoint of overall response rate.

We intend to initiate a global registration-enabling phase 3 clinical trial in frontline AML patients who harbor an IDH1 mutation in the first half of 2017. In addition, we intend to initiate a randomized clinical trial of AG-120 in patients with IDH1 mutant-positive cholangiocarcinoma in the second half of 2016.

As described above, Celgene and we agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which AG-120 is the lead development candidate. Under the 2010 Agreement, Celgene had held development and commercialization rights to the IDH1 program outside of the United States, and we held such rights inside the United States. As a result of the termination, we obtained global development and commercial rights to AG-120 and the IDH1 program and expect to fund the future development and commercialization costs related to the program. Neither party will have any financial obligation, including royalties or milestone payments, to the other concerning AG-120 or the IDH1 program after final reconciliation of specified shared development costs.

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

AG-348: lead pyruvate kinase deficiency program

AG-348 is an orally available small molecule and a potent activator of the wild-type (normal) and mutated PKR enzyme, which has resulted in restoration of adenosine triphosphate, or ATP, levels and a decrease in 2,3-DPG, or 2,3-diphosphoglycerate, levels in blood sampled from patients with PK deficiency in nonclinical studies. The wild-type PKR activity of AG-348 allowed the study of enzyme activation in healthy volunteers, providing an opportunity to understand the safety, dosing and pharmacodynamic activity of AG-348 prior to entering a proof-of-concept study in patients. On March 24, 2015, the FDA granted us orphan drug designation for AG-348 for treatment of patients with PK deficiency.

In June 2015, we initiated DRIVE PK, a global phase 2, first-in-patient, open-label safety and efficacy clinical trial of AG-348 in adult, transfusion-independent patients with PK deficiency. The multi-center, randomized trial includes two arms with up to 25 patients each. The patients in the first arm receive 50 mg twice daily, and the patients in the second arm receive 300 mg twice daily. The trial includes a six-month dosing period with the opportunity for continued treatment beyond six months based on safety and clinical activity.

In June 2016, we reported the first clinical data from DRIVE PK at the 21st Congress of the European Hematology Association (EHA) in Copenhagen, Denmark. These data established proof of concept for AG-348 as a novel, first-in-class, oral activator of both wild-type and mutated PKR enzymes. Results presented were as of the March 27, 2016 data cut-off and were from 18 transfusion independent patients treated with twice-daily dosing for up to six months. The data showed that AG-348 was well tolerated, and no patients discontinued treatment early. The majority of AEs were mild to moderate and transient. One patient received a dose reduction due to rapidly increasing hemoglobin. This patient was dose-reduced from 300 mg to 50 mg and remained on study. One Grade 2 AE of osteoporosis was reported after the cut-off date. This patient had osteopenia at baseline assessment. Sex steroids were assessed at baseline, week 12 and week 24. Free testosterone and estradiol were available for four and five male patients, respectively. An upward trend in free testosterone and a downward trend in estradiol were observed in these patients. Due to the small number of female patients with hormone data, only data from male patients were reported. Additional data and longer follow up are needed to determine if hormonal changes are clinically significant. In the study, nine of 18 patients, including nine of 13 patients with at least one missense mutation, demonstrated robust, rapid and sustained increases in hemoglobin as evidenced by an increase in hemoglobin of greater than 1.0 g/dL. Both doses of AG-348 demonstrated clinical activity, with four patients in the 50 mg group and five patients in the 300 mg group experiencing increases of greater than 1.0 g/dL. In patients who had hemoglobin increases of greater than 1.0 g/dL, the mean maximum hemoglobin increase was 3.4 g/dL (range 2.3–4.9 g/dL). The median time to a hemoglobin increase of greater than 1.0 g/dL was 1.9 weeks (range 1.1–9.1 weeks). None of the five patients with two non-missense mutations showed increases in hemoglobin of greater than 1.0 g/dL. Further data are needed to obtain a greater understanding of the relationship between genotype and response. Additionally, pharmacokinetics was favorable and consistent with those observed in healthy volunteers. Pharmacodynamics data did not demonstrate a correlation with hemoglobin increases and ATP elevation. More data are needed to clarify if any correlation exists between 2,3-DPG decreases and hemoglobin increases of greater than 1.0 g/dL. Enrollment for this trial is ongoing.

We plan to present additional data from DRIVE PK at the 2016 ASH Annual Meeting in San Diego, CA, on December 3-6, 2016, abstracts of which were published on November 3, 2016. As reported in the ASH clinical data abstract, as of the data cut-off of June 20, 2016, 25 patients had been enrolled in the study and received treatment for at least three weeks. Of the 25 patients, 13 patients showed a hemoglobin increase at least 1.0 g/dL (range 1.2–4.9 g/dL). Three patients had dose reductions because of hemoglobin values exceeding the protocol-mandated maximum. Hemoglobin responses were typically observed within two weeks of treatment and were stable with continued treatment. Two patients had dose increases because of insufficient response to a 50 mg dose. Of the 25 patients with at least three weeks on treatment, six had two non-missense mutations and none of these had a hemoglobin increase of at least 1.0 g/dL. Of the 19 patients with at least one missense mutation, 13 had a hemoglobin increase exceeding 1.0 g/dL. Increases in free and total testosterone, and decreases in estradiol and estrone, indicate aromatase inhibition by AG-348, consistent with previously reported results. As reported in a second abstract, red blood cells of five DRIVE PK patients underwent metabolic analysis. Three of the five patients had experienced hemoglobin level increases greater than 1.0 g/dL following treatment with AG-348, and after analysis were shown to have experienced a greater than 50% average increase in glycolytic flux, a measure of the efficiency of the PKR pathway. The remaining two patients did not have a hemoglobin increase of greater than 1.0 g/dL after treatment with AG-348 and showed no significant metabolic changes. These results, while preliminary, are the first demonstration of a direct link between increased pathway function and increases in hemoglobin levels in patients treated with AG-348.

We have worldwide development and commercial rights to AG-348 and expect to fund the future development and commercialization costs related to this program.

AG-519: a second novel PKR activator

AG-519 is an orally available small molecule and our second product candidate that is a potent activator of the PKR enzyme, with comparable biochemical, cellular and in-vivo activity to AG-348. We initiated a placebo-controlled phase 1 clinical trial of AG-519 in healthy volunteers in the first quarter of 2016. This trial is an integrated single ascending dose, or SAD, and multiple ascending dose, or MAD, trial.

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

We plan to present additional clinical data from the ongoing placebo-controlled phase 1 clinical trial of AG-519 in healthy volunteers at the 2016 ASH Annual Meeting in San Diego, CA, on December 3-6, 2016, an abstract of which was published on November 3, 2016. The ASH abstract included data from 32 subjects enrolled across four cohorts in the MAD portion of the study. As reported in the abstract, blinded safety reviews of these cohorts indicate that multiple doses up to 375 mg have been well tolerated with no serious AEs or dose-limiting toxicities reported since the June 2016 EHA presentation. No further cases of low blood platelet count have been reported. The preliminary analysis of free testosterone and estradiol confirmed the absence of aromatase inhibitory activity. Dose-dependent increases in ATP in blood and decreases in 2,3-DPG in blood correlated with dose-dependent increases in exposure of AG-519, with a peak effect at or below the 375 mg dose. Results from the fifth MAD cohort, which evaluated the PD results with 10 mg BID, will also be presented at the ASH Annual Meeting.

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

Results of Operations

Comparison of three months ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,
(in thousands)	2016	2015	Dollar Change	% Change
Collaboration revenue – related party	$8,985	$5,480	$3,505	64%
Operating expenses:
Research and development (net of $4,038 and $7,817 of cost reimbursement from related party for the three months ended September 30, 2016 and 2015, respectively)	60,643	36,028	24,615	68
General and administrative	11,854	9,927	1,927	19

Loss from operations	(63,512)	(40,475)	(23,037)	57
Interest income	678	218	460	211

Net loss	$(62,834)	$(40,257)	$(22,577)	56%

Revenue. In May 2016, we entered into the 2016 Agreement with Celgene pursuant to which we received a $200.0 million upfront payment and which required us to reevaluate the 2010 Agreement, AG-881 Agreements and the 2016 Agreement. In addition, in May 2016, Celgene and we agreed to terminate the 2010 Agreement as to the AG-120 program. For the three months ended September 30, 2016, we recognized $9.0 million in revenue, which includes $8.0 million related to new deliverables identified under the 2016 Agreement, and does not include any revenue associated with the AG-120 program.

During the three months ended September 30, 2015, we recognized $5.5 million in revenue related to the units of accounting subsequent to the AG-881 Agreements modification date.

Research and Development Expense. The increase in research and development expenses was primarily attributable to net increases of $16.7 million in external services and $7.9 million in internal expenses; both of these increases are inclusive of reimbursement of costs recorded as a reduction of research and development expenses.

We use our employee and infrastructure resources across multiple research and development programs, and we allocate internal employee-related and infrastructure costs, including stock compensation and facilities costs, as well as certain third-party costs, net of reimbursements from Celgene, to our research and development programs based on the personnel resources allocated to such program. Our allocated research and development expenses, by major program, are outlined in the table below:

	Three Months Ended September 30,
(in thousands)	2016	2015	Dollar Change	% Change
IDH2 inhibitor (enasidenib (AG-221))	$3,744	$3,237	$507	16%
Enasidenib (AG-221) reduction of R&D expenses	(585)	(1,265)	680	(54)
IDH1 inhibitor (AG-120)	26,222	18,433	7,789	42
AG-120 reduction of R&D expenses (1)	—	(5,326)	5,326	(100)
Pan IDH inhibitor (AG-881)	5,713	3,987	1,726	43
AG-881 reduction of R&D expenses	(3,453)	(1,226)	(2,227)	182
PKR activator (AG-348)	4,442	4,536	(94)	(2)
PKR activator (AG-519)	9,112	1,812	7,300	403
Other research and platform programs	15,448	11,840	3,608	30

Total research and development expenses, net	$60,643	$36,028	$24,615	68%

(1)	Celgene and we agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which AG-120 is the lead development candidate. As a result of the termination, we obtained global development and commercial rights to AG-120 and the IDH1 program and expect to fund all the future development and commercialization costs related to the program. For the three months ended September 30, 2016, we earned reimbursements of $4.0 million related to efforts under this program; however, as a result of the 2016 Agreement, this consideration is primarily recognized as collaboration revenue – related party.

The changes in research and development expense depicted in the table were primarily attributable to the following:

•	Enasidenib (AG-221) costs increased as a result of the initiation of two combination studies: (i) a phase 1b open-label clinical trial of enasidenib (AG-221) or AG-120 in combination with induction and consolidation therapy, and (ii) phase 1/2 frontline combination clinical trial of either enasidenib (AG-221) or AG-120 in combination with VIDAZA® (azacitidine).

Enasidenib (AG-221) reduction of research and development expenses decreased as a result of Celgene assuming the primary development responsibilities for enasidenib (AG-221) in the first quarter of 2015. The cost reimbursements are only representative of third-party cost reimbursements.

•	AG-120 costs increased as a result of: (i) the two combination studies as described above and (ii) the ongoing enrollment in the expansion portion of the phase 1 clinical trial evaluating single agent AG-120 in patients with IDH1 mutant-positive advanced hematologic malignancies. However, a majority of the cost increases are due to us funding 100% of the continued development and commercialization costs, subsequent to the August 15, 2016 termination described above, upon which we obtained global development and commercial rights to AG-120 and the IDH1 program.

As described above, for the three months ended September 30, 2016, we earned reimbursements of $4.0 million; however, as a result of the 2016 Agreement, this consideration is primarily recognized as collaboration revenue.

•	AG-881 costs increased as a result of the ongoing enrollment of two phase 1 multi-center, open-label clinical trials, one in patients with advanced IDH1 or IDH2 mutant-positive solid tumors, including glioma, and the other in patients with advanced IDH1 or IDH2 mutant-positive hematologic malignancies.

As AG-881 development services progress, the amount recognized as reduction of AG-881 research and development expenses also increase.

•	AG-348 costs did not materially change as we continued conducting DRIVE PK, a global phase 2, first-in-patient, open-label safety and efficacy clinical trial in adult, transfusion-independent patients with PK deficiency.

•	AG-519 costs increased due to the initiation of an integrated SAD and MAD placebo-controlled phase 1 clinical trial of AG-519 in healthy volunteers in the first quarter of 2016.

•	The increase in the costs of other research and platform programs include activities related to exploratory efforts, target validation and lead optimization for our discovery and follow-on programs and our proprietary metabolomics platform.

General and Administrative Expense. The increase in general and administrative expenses was primarily attributable to the following:

•	an increase of $1.0 million in personnel costs related to an increase in our internal headcount of 33% which includes a decrease of $0.2 million for stock-based compensation expense;

•	an increase of $0.2 million in professional service costs and insurance costs; and

•	an increase of $0.7 million in certain operating expenses, including consulting and facility costs.

Interest Income. The increase is attributable to higher investment balances driven by our 2016 Agreement with Celgene and a more diversified investment portfolio, resulting in higher interest earned on investments.

Provision for Income Tax. We did not have a provision for income taxes during the three months ended September 30, 2016 or 2015 due to our net loss.

Comparison of nine months ended September 30, 2016 and 2015

The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,
(in thousands)	2016	2015	Dollar Change	% Change
Collaboration revenue – related party	$47,244	$52,901	$(5,657)	(11)%
Operating expenses:
Research and development (net of $18,754 and $16,729 of cost reimbursement from related party for the nine months ended September 30, 2016 and 2015, respectively)	155,485	104,894	50,591	48
General and administrative	35,335	25,809	9,526	37

Loss from operations	(143,576)	(77,802)	(65,774)	85
Interest income	1,591	692	899	130

Net loss	$(141,985)	$(77,110)	$(64,875)	84%

Revenue. In April 2015, we entered into the AG-881 Agreements with Celgene pursuant to which we received additional consideration and were required to evaluate the 2010 Agreement and AG-881 Agreements. For the nine months ended September 30, 2015, we recognized $52.9 million in revenue, which includes revenue of $26.2 million recognized upon delivery of the ex-U.S. license for AG-120 and U.S. and ex-U.S. licenses for AG-881.

In May 2016, we entered into the 2016 Agreement with Celgene pursuant to which we received a $200.0 million upfront payment and which required us to reevaluate the 2010 Agreement, AG-881 Agreements and the 2016. In addition, in May 2016, Celgene and we agreed to terminate the 2010 Agreement as to the AG-120 program. For the nine months ended September 30, 2016, we recognized $47.2 million in revenue under the current accounting guidance, which includes $11.9 million related to new deliverables identified under the 2016 Agreement and does not include any revenue associated with the AG-120 program after the 2016 amendment date. In addition, during the three months ended March 31, 2016, we recognized a $25.0 million milestone payment related to a substantial clinical development milestone achieved.

Research and Development Expense. The increase in research and development expenses was primarily attributable to net increases of $25.1 million in external services and $25.4 million in internal expenses; both of these increases are inclusive of reimbursement of costs which are recorded as a reduction of research and development expenses.

Our allocated research and development expenses, by major program, are outlined in the table below:

	Nine Months Ended September 30,
(in thousands)	2016	2015	Dollar Change	% Change
IDH2 inhibitor (enasidenib (AG-221))	$9,260	$14,343	$(5,083)	(35)%
Enasidenib (AG-221) reduction of R&D expenses	(1,824)	(6,784)	4,960	(73)
IDH1 inhibitor (AG-120)	69,794	43,936	25,858	59
AG-120 reduction of R&D expenses (1)	(9,873)	(7,968)	(1,905)	24
Pan IDH inhibitor (AG-881)	15,448	12,053	3,395	28
AG-881 reduction of R&D expenses	(7,057)	(1,978)	(5,079)	257
PKR activator (AG-348)	14,633	14,214	419	3
PKR activator (AG-519)	18,654	4,498	14,156	315
Other research and platform programs	46,450	32,580	13,870	43

Total research and development expenses, net	$155,485	$104,894	$50,591	48%

(1)	Celgene and we agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which AG-120 is the lead development candidate. As a result of the termination, we obtained global development and commercial rights to AG-120 and the IDH1 program and expect to fund all the future development and commercialization costs related to the program. During the nine months ended September 30, 2016, we earned reimbursements of $10.8 million related to efforts under this program; however, as a result of the 2016 Agreement, this consideration is primarily recognized as collaboration revenue.

The changes in research and development expenses depicted in the table were primarily attributable to the following:

•	Enasidenib (AG-221) costs decreased as Celgene assumed the primary development responsibility and has borne a majority of the third-party external costs related to two combination studies: (i) a phase 1b open-label clinical trial of enasidenib (AG-221) or AG-120 in combination with induction and consolidation therapy, and (ii) phase 1/2 frontline combination clinical trial of either enasidenib (AG-221) or AG-120 in combination with VIDAZA® (azacitidine).

Enasidenib (AG-221) reduction of research and development expenses decreased as a result of Celgene assuming the primary development responsibilities for enasidenib (AG-221) in the first quarter of 2015. The cost reimbursements are only representative of third-party cost reimbursements.

•	AG-120 costs increased as a result of: (i) the two combination studies as described above and (ii) the ongoing enrollment in the expansion portion of the phase 1 clinical trial evaluating single agent AG-120 in patients with IDH1 mutant-positive advanced hematologic malignancies. However, majority of the cost increases are due to us funding 100% of the continued development and commercialization costs, subsequent to the August 15, 2016 termination described above, upon which we obtained global development and commercial rights to AG-120 and the IDH1 program.

As described above, for the nine months ended September 30, 2016, we earned reimbursements of $10.8 million; however, as a result of the 2016 Agreement, this consideration is primarily recognized as collaboration revenue.

•	AG-881 costs increased as a result of the ongoing enrollment of two phase 1 multi-center, open-label clinical trials, one in patients with advanced IDH1 or IDH2 mutant-positive solid tumors, including glioma, and the other in patients with advanced IDH1 or IDH2 mutant-positive hematologic malignancies.

As AG-881 development services progress, the amount recognized as reduction of AG-881 research and development expenses also increase.

•	AG-348 costs did not materially change as we continued conducting DRIVE PK, a global phase 2, first-in-patient, open-label safety and efficacy clinical trial in adult, transfusion-independent patients with PK deficiency.

•	AG-519 costs increased due to the initiation of an integrated SAD and MAD placebo-controlled phase 1 clinical trial of AG-519 in healthy volunteers in the first quarter of 2016.

•	The increase in the costs of other research and platform programs include activities related to exploratory efforts, target validation and lead optimization for our discovery and follow-on programs and our proprietary metabolomics platform.

General and Administrative Expense. The increase in general and administrative expenses was primarily attributable to the following:

•	an increase of $5.9 million in personnel costs related to an increase in our internal headcount of 33% which includes an increase of $1.7 million for stock-based compensation expense;

•	an increase of $1.3 million in professional service costs and insurance costs; and

•	an increase of $2.3 million in certain operating expenses, including consulting and facility costs.

Interest Income. The increase is attributable to higher investment balances driven by our 2016 Agreement with Celgene and a more diversified investment portfolio, resulting in higher interest earned on investments.

Provision for Income Tax. We did not have a provision for income taxes during the nine months ended September 30, 2016 or 2015 due to our net loss.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, and through September 30, 2016, we have funded our operations through upfront, extension and cost reimbursement payments related to our collaboration agreements with Celgene, proceeds received from our issuance of preferred stock, our IPO and our follow-on public offerings, including private placement of common stock to an affiliate of Celgene, which was completed concurrently with our IPO.

In September 2016, we completed a public offering of 3,370,786 shares of our common stock at a public offering price of $44.50 per share. We received net proceeds from this offering of $141.0 million, after deducting underwriting discounts and commissions paid by us. In addition, we granted the underwriters the right to purchase up to an additional 505,617 shares of our common stock which was exercised in September 2016 resulting in additional net proceeds to us of $21.1 million, after underwriting discounts and commissions paid by us.

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn a significant amount of milestone payments, designation fees, license option fees and extension fees and we are entitled to cost reimbursements under our collaboration agreements with Celgene. Our ability to earn the milestone payments and cost reimbursements and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and are uncertain at this time. Our right to payments under our collaboration agreements with Celgene is our only committed potential external source of funds.

Cash flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(in thousands)	2016	2015
Net cash provided by (used in) operating activities	$89,785	$(46,420)
Net cash (used in) provided by investing activities	(41,832)	107,351
Net cash provided by financing activities	165,785	5,086

Net increase in cash and cash equivalents	$213,738	$66,017

Net cash provided by (used in) operating activities. During the nine months ended September 30, 2016, we received a $200.0 million upfront payment from Celgene related to our 2016 Agreement, $26.5 million in cost reimbursements related to our collaboration agreements with Celgene, a $25.0 million milestone payment in conjunction with the achievement of a substantive development milestone and $4.4 million as reimbursement of tenant improvements. These amounts were offset by increased operating expenses which relate to increases in clinical study costs due to advancements in our most advanced product candidates, expanded facilities and increased staffing needs due to our expanding operations.

During the nine months ended September 30, 2015, we received $24.8 million in cost reimbursements, $20.0 million related to Celgene’s December 2014 election to extend the discovery phase of the 2010 Agreement and $10.0 million related to our AG-881 Agreements. In addition, we received $3.8 million of refundable income taxes during the nine months ended September 30, 2015, related to a previously filed carryback claim.

Net cash (used in) provided by investing activities. The cash used in investing activities for the nine months ended September 30, 2016 was primarily the result of higher purchases of marketable securities than proceeds from maturities and sales of marketable securities and $8.7 million in purchases of property and equipment. The cash provided by investing activities for the nine months ended September 30, 2015 was primarily the result of higher proceeds from maturities and sales of marketable securities than purchases of marketable securities offset by $18.0 million in purchases of property and equipment.

Net cash provided by financing activities. The cash provided by financing activities for the nine months ended September 30, 2016 was primarily the result of the proceeds of $162.1 million from the September 2016 follow-on public offering of our common stock, net of underwriting discounts and commissions, and proceeds of $3.8 million received from stock option exercises and from stock purchases made pursuant to our employee stock purchase plan. The cash provided by financing activities for the nine months ended September 30, 2015 was the result of proceeds received from stock option exercises and proceeds received from stock purchases made pursuant to our employee stock purchase plan.

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

We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2016, together with anticipated interest income, and anticipated expense reimbursements under our collaboration agreements with Celgene, but excluding any additional program-specific milestone payments, will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2018. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our product candidates;

•	the success of our collaborations with Celgene;

•	the extent to which we acquire or in-license other medicines and technologies;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs associated with preparation for potential commercial launch for one or more of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

•	our ability to establish and maintain additional collaborations on favorable terms, if at all.

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

Contractual obligations

We have entered into agreements in the normal course of business with CROs for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are cancelable at any time by us, generally upon 30 days’ prior written notice to the vendor. Under these agreements, as of September 30, 2016 we are obligated to pay up to $65.6 million to these vendors.

During the nine months ended September 30, 2016, there were no other material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2016 and December 31, 2015, we had cash, cash equivalents and marketable securities of $622.6 million and $375.9 million, respectively, consisting primarily of investments in certificates of deposit, government securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 10% change in interest rates would have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs that are located in Asia and Europe that are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2016 and December 31, 2015, we had minimal or no liabilities denominated in foreign currencies.

Item 4.	Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2016, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $117.7 million, $53.5 million and $39.4 million for the years ended December 31, 2015, 2014 and 2013, respectively, and $142.0 million for the nine months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $426.7 million. We have never generated any revenue from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations primarily through private placements of our preferred stock, our initial public offering and the concurrent private placement, our follow-on public offerings and our collaboration agreements with Celgene Corporation, or Celgene, focused on cancer metabolism. We have devoted substantially all of our efforts to research and development. We are in clinical development stages of our product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. Although we may from time to time report profitable results, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	initiate and continue clinical trials for our product candidates, including our most advanced product candidates enasidenib (AG-221), AG-120, AG-881, AG-348 and AG-519;

•	continue our research and preclinical development of our product candidates;

•	seek to identify additional product candidates;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;

•	require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel;

•	add additional personnel to support our product development and planned future commercialization efforts and our operations;

•	add equipment and physical infrastructure to support our research and development; and

•	acquire or in-license other medicines and technologies.

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

We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2016, together with anticipated interest income, and the anticipated expense reimbursements under our collaboration agreements with Celgene will fund our operating and capital expenditure requirements through at least the end of 2018. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

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

Our scientific approach focuses on using our proprietary technology to identify key metabolic enzymes in cancer, rare genetic metabolic disorders, or RGDs, or other diseased cells in the laboratory and then using these key enzymes to screen for and identify product candidates targeting cellular metabolism. In addition, in May 2016 we entered into a new collaboration agreement with Celgene, or the 2016 Agreement, focused on metabolic immuno-oncology. Metabolic immuno-oncology is an emerging field of cancer research focused on altering the metabolic state of immune cells to enhance the body’s immune response to cancer.

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

We have invested a significant portion of our efforts and financial resources in the identification of our most advanced product candidates, enasidenib (AG-221), AG-120 and AG-881 for the treatment of hematological and solid tumors and AG-348 and AG-519 for the treatment of PK deficiency. We or our collaborator have initiated clinical trials for these product candidates. We have not commenced clinical trials for any of our other product candidates. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of these product candidates by our collaborators and us. The success of our product candidates will depend on many factors, including the following:

•	successful enrollment in, and completion of, clinical trials;

•	safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority for marketing approval;

•	timely receipt of marketing approvals from applicable regulatory authorities;

•	establishing both clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	the performance of our collaborators;

•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our medicines;

•	launching commercial sales of the medicines, if and when approved, whether alone or in collaboration with others;

•	acceptance of the medicines, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	continuing acceptable safety profile for the medicines following approval;

•	enforcing and defending intellectual property rights and claims; and

•	achieving desirable medicinal properties for the intended indications.

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

We, and any collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the European Medicines Agency, or the EMA, impose similar requirements. We have not previously submitted a new drug application, or NDA, to the FDA or similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Celgene intends to submit a new drug application, or NDA, to the FDA for enasidenib (AG-221) in relapsed and/or refractory acute myeloid leukemia, or AML by year-end 2016, and we plan to explore a similar regulatory pathway for AG-120, which could lead to an NDA submission in 2017. However, we can provide no assurance that we and/or Celgene will submit such NDAs or receive regulatory approval for enasidenib (AG-221) and/or AG-120 on the timeframe we expect, or at all.

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

All of our most advanced product candidates are still in clinical stage development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, any future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If adverse effects were to arise in patients being treated with any of our product candidates, it could require us to halt, delay or interrupt clinical trials of such product candidate or adversely affect our ability to obtain requisite approvals to advance the development and commercialization of such product candidate. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any future collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in earlier stage testing for treating cancer, RGDs or other diseases have later been found to cause side effects that prevented further development of the compound.

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

We have never obtained marketing approval for a product candidate. Celgene intends to submit a NDA to the FDA for enasidenib (AG-221) in relapsed and/or refractory AML by year-end 2016, and we plan to explore a similar regulatory pathway for AG-120, which could lead to an NDA submission in 2017. It is possible that the FDA may refuse to accept for substantive review any NDAs that we and/or Celgene submit for our product candidates, including the NDAs that we and Celgene plan to submit for enasidenib (AG-221) and AG-120, or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates. If the FDA does not accept or approve our NDAs for any of our product candidates, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required trials or studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our product candidates, generating revenue and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for our product candidates, which could significantly harm our business.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and we and our collaborators will face competition with respect to any product candidates that we or they may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates, such as AML and high risk myelodysplasia. For example, Jazz Pharmaceuticals plc, Novartis and Abbvie Inc. (in collaboration with Roche Holdings Inc., or Roche) are each developing therapies to treat AML. Some competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches, for example, in the area of RGDs. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

There are also a number of product candidates in preclinical or clinical development by third parties to treat cancer and RGDs by targeting cellular metabolism. These companies include large pharmaceutical companies, including AstraZeneca plc, Eli Lilly and Company, Roche and its subsidiary Genentech, Inc., GlaxoSmithKline plc, Merck & Co., Novartis with its IDH1 mutant inhibitor IDH305, Pfizer, Inc., and Genzyme, a Sanofi company. There are also biotechnology companies of various sizes that are developing therapies to target cellular metabolism, including Alexion Pharmaceuticals, Inc., BioMarin Pharmaceutical Inc., Calithera Biosciences, Inc., Cornerstone Pharmaceuticals, Inc., Forma Therapeutics Holdings LLC with its IDH1 mutant inhibitor FT-2102, Shire Biochem Inc., Raze Therapeutics, Inc. and Selvita S.A. In addition, there are several companies developing immunotherapies, including metabolic immunotherapies, targeting cancer, including AstraZeneca PLC, Merck, Bristol-Myers Squibb Company, bluebird bio, Inc., Juno Therapeutics, Inc., Incyte Corporation, Calithera Biosciences, Inc., Pfizer, Inc., Novartis, Kite Pharma, Inc. and Jounce Therapeutics, Inc. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Collaborations involving our product candidates, including our collaborations with Celgene, pose the following risks to us:

•	Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations. For example, under the 2010 Agreement, the AG-881 Agreements and programs under a co-development and co-commercialization agreement pursuant to the 2016 Agreement, development and commercialization plans and strategies for licensed programs, such as enasidenib (AG-221), will be conducted in accordance with a plan and budget approved by a joint committee comprised of equal numbers of representatives from each of us and Celgene, as to which Celgene may have final decision-making authority.

•	Collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities. For example, under the 2010 Agreement and the 2016 Agreement, it is possible for Celgene to elect not to progress into preclinical development a product candidate that we have nominated and the joint research committee confirmed, without triggering a termination of the collaboration arrangement.

•	Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing, which may result in a need for additional capital to pursue further development or commercialization of the applicable product candidate. For example, under the 2010 Agreement and the 2016 Agreement, it is possible for Celgene to terminate the agreement, upon 90 days prior written notice, with respect to any product candidate at any point in the research, development and clinical trial process, without triggering a termination of the remainder of the collaboration arrangement.

•	Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our medicines or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.

•	Collaborators with marketing and distribution rights to one or more medicines may not commit sufficient resources to the marketing and distribution of such medicine or medicines.

•	Collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation. For example, under specified circumstances Celgene has the first right to maintain or defend our intellectual property rights with respect to enasidenib (AG-221) under the 2010 Agreement and, although we may have the right to assume the maintenance and defense of our intellectual property rights if Celgene does not, our ability to do so may be compromised by Celgene’s actions.

•	Disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our medicines or product candidates or that result in costly litigation or arbitration that diverts management attention and resources.

•	We may lose certain valuable rights under circumstances identified in our collaborations, including, in the case of our agreements with Celgene, if we undergo a change of control.

•	Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. For example, Celgene can terminate its agreements with us, in their entirety or with respect to enasidenib (AG-221) under the 2010 Agreement or any program under the 2016 Agreement, upon 90 days’ notice and can terminate each entire agreement with us in connection with a material breach of the agreement by us that remains uncured for a period ranging from 60 to 90 days.

•	Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all.

•	If a present or future collaborators of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate.

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

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good clinical practices, or cGCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with cGCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practices, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, clinicaltrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing and for commercial supply of any of these product candidates for which we or our collaborators obtain marketing approval. To date, we have obtained materials for enasidenib (AG-221), AG-120, AG-881, AG-348 and AG-519 for our ongoing preclinical and clinical testing from third-party manufacturers. We do not have any long-term supply agreements with the third-party manufacturers, and we purchase our required drug supply on a purchase order basis.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary medicines and technology. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and medicines that are important to our business. We do not yet have issued patents for all our most advanced product candidates in all markets we intend to commercialize.

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

In the United States, enasidenib (AG-221) and AG-120 received fast track designation for treatment of patients with acute myelogenous leukemia, or AML, that harbor an IDH2 and IDH1 mutation, respectively. If a drug is intended for the treatment of a serious or life-threatening disease or condition and the drug demonstrates the potential to address unmet medical needs for this disease or condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for such designation, the FDA may decide not to grant it. Even though enasidenib (AG-221) and AG-120 have received fast track designation for treatment of patients with AML that harbor an IDH2 and IDH1 mutation, respectively, we may not experience a faster development process, review or approval, if at all, compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

Failure to obtain marketing approval in foreign jurisdictions would prevent our medicines from being marketed in such jurisdictions.

In order to market and sell our medicines in the European Union, or EU, and many other jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our medicines in any market.

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

Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the EU requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•	the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $10,781.40 to $21,562.80 per false claim;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals, with data collection beginning in August 2013; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our medicines. Moreover, legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent product labeling and post-marketing testing and other requirements.

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

Although our common stock is listed on the NASDAQ Global Select Market, an active trading market for our shares may not be sustained. If an active market for our common stock does not continue, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares or to sell their shares at all. An inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

As of September 30, 2016, our executive officers, directors and a small group of stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

AGIOS PHARMACEUTICALS, INC.

Date: November 3, 2016	By:	/s/ David P. Schenkein
David P. Schenkein President and Chief Executive Officer (principal executive officer)

Date: November 3, 2016	By:	/s/ Andrew Hirsch
Andrew Hirsch Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation	8-K	001-36014	July 29, 2013	3.1

3.2	Amended and Restated By-Laws	8-K	001-36014	July 29, 2013	3.2

10.1	Employment offer letter agreement between Agios Pharmaceuticals, Inc. and Andrew Hirsch, effective August 11, 2016	8-K	001-36014	August 16, 2016	99.2

31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X