Form 10-K
period 2016-12-31
AGIOS PHARMACEUTICALS INC
filed 2017-02-16
CIK 1439222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐         No   ☑

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2016 (based on the last reported sale price on the NASDAQ Global Select Market as of such date) was $1,189,342,604.

As of February 14, 2017, there were 42,234,316 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

PART I

References to Agios

Throughout this Annual Report on Form 10-K, the “Company,” “Agios,” “we,” “us,” and “our,” and similar expressions, except where the context requires otherwise, refer to Agios Pharmaceuticals, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of Agios Pharmaceuticals, Inc.

Cautionary Note Regarding Forward-looking Information

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements regarding:

•	the initiation, timing, progress and results of current and future preclinical studies and clinical trials, and our research and development programs;

•	the potential of IDH1/IDH2 and pyruvate kinase-R mutations and the methylthioadenosine phosphorylase pathway as therapeutic targets;

•	the potential benefits of our product candidates targeting IDH1/IDH2 or pyruvate kinase-R mutations, including ivosidenib (AG-120), enasidenib, AG-881 and AG-348;

•	our plans to develop and commercialize our product candidates;

•	our collaborations with Celgene Corporation and related subsidiaries, or Celgene;

•	our ability to establish and maintain additional collaborations or obtain additional funding;

•	the timing or likelihood of regulatory filings and approvals;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our competitive position;

•	our intellectual property position;

•	developments and projections relating to our competitors and our industry; and

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in this Annual Report on Form 10-K, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

Item 1. Business

We are a biopharmaceutical company committed to the fundamental transformation of patients’ lives through scientific leadership in the fields of cancer and rare genetic metabolic disorders. We have built a unique set of core capabilities in the field of cellular metabolism, with the goal of making transformative, first- or best-in-class medicines. Our therapeutic areas of focus are cancer and rare genetic metabolic disorders, which are a broad group of more than 600 rare genetic diseases caused by mutations, or defects, of single metabolic genes. In both of these areas, we are seeking to unlock the biology of cellular metabolism as a platform to create transformative therapies. Our most advanced cancer product candidates are enasidenib and ivosidenib (AG-120), which target mutated isocitrate dehydrogenase 2 and 1, or IDH2 and IDH1, respectively, and AG-881, which targets both mutated IDH1 and mutated IDH2. These mutations are found in a wide range of hematological malignancies and solid tumors. The lead product candidate in our rare genetic metabolic disorder, or RGD, programs, AG-348, targets pyruvate kinase-R for the treatment of pyruvate kinase deficiency. Pyruvate kinase deficiency is a rare disorder that often results in severe hemolytic anemia due to inherited mutations in the pyruvate kinase enzyme within red blood cells.

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

Our Strategy

We aim to build a multi-product company, based on our expertise in cellular metabolism that discovers, develops and commercializes first- or best-in-class medicines to treat cancer and RGDs. Key elements of our strategy include:

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

Our Guiding Principles

We aim to build a long-term company with a disciplined focus on developing medicines that transform the lives of patients with cancer and RGDs. We maintain a culture of high integrity that embraces the following guiding principles, which we believe will provide long-term benefits for all our stakeholders:

•	Follow the science and do what is right for patients.

•	Maintain a culture of incisive decision-making driven by deep scientific interrogation and “respectful irreverence.”

•	Foster a collaborative spirit that includes all employees regardless of function or level.

•	Leverage deep strategic relationships with our academic and commercial partners to improve the quality of our discovery and development efforts.

Cellular Metabolism

Cellular metabolism refers to the set of life-sustaining chemical transformations within the cells of living organisms. The conversion of nutrients into energy via enzyme-catalyzed reactions allows organisms to grow and reproduce, maintain their structures, and respond to their environments. The chemical reactions of metabolism are organized into metabolic pathways, in which one chemical is transformed through a series of steps into another chemical, by a sequence of enzymes. Enzymes catalyze quick and efficient reactions, serve as key regulators of metabolic pathways, and respond to changes in the cell’s environment or signals from other cells. We believe our deep understanding of metabolic pathways within normal cells enables us to identify altered metabolic pathways within abnormal cells such as in rapidly proliferating cancers and RGDs, and our efforts in the field of metabolic immuno-oncology, or MIO, are focused on the research and development of immunotherapies against certain metabolic targets that exert their antitumor efficacy primarily via the immune system.

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

Metabolic immuno-oncology

There is increasing evidence that cellular metabolism plays an important role in modulating key components of the immune system. One of our areas of focus is MIO, a developing field which aims to modulate the activity of relevant immune cells by targeting critical metabolic nodes, thereby, enhancing the immune mediated anti-tumor response. We are leveraging our proprietary metabolic, target discovery and validation platforms with the goal of unlocking promising targets in this field. The immune system’s ability to attack tumors is highly regulated by cellular metabolism. We believe that the emerging field of MIO has great potential to provide novel insights and targets for cancer immunotherapy in solid and hematologic malignancies. Our efforts in the MIO field are governed by our 2016 global research and collaboration agreement with Celgene, described in more detail below.

Rare genetic metabolic disorders

Rare genetic metabolic disorders, a subset of orphan genetic metabolic diseases, are a broad group of more than 600 rare genetic diseases caused by mutations of single metabolic genes. In these disorders, the defect of a single metabolic enzyme disrupts the normal functioning of a metabolic pathway, leading to either aberrant accumulation of “upstream” metabolites which may be toxic or interfere with normal function or reduced ability to synthesize essential “downstream” metabolites or other critical cellular components. RGDs are also referred to as congenital metabolic diseases or rare genetic disorders of metabolism.

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

Precision Medicine Approach

Our understanding of cellular metabolism within diseased tissues enables the development of methods to measure the effect of a drug on the target of interest and the patient, or pharmacodynamic markers, and patient selection strategies for clinical development based on genetic markers and/or metabolic biomarkers. Utilizing our approach we identify altered metabolic pathways within abnormal cells. Altered metabolic pathways generate disease-specific metabolic fingerprints, comprising patterns of metabolite levels, which are the amounts of particular metabolites, that can be exploited in both discovery and development of novel therapeutics. Metabolites make ideal biomarkers because they are readily measured in the target tissues and blood. Metabolic biomarkers, along with genetic markers, can identify appropriate patients for clinical trials, serve as pharmacodynamics markers to characterize medicine/target engagement in patients, and permit the monitoring of patient response to therapy.

We will generally progress our drug candidates forward into phase 1 clinical trials if we have the ability to select patients who are most likely to respond to a given therapy based on biomarkers, for example, genetic or metabolic markers. While many factors are considered critical to maximize the probability of technical success in the drug development process, perhaps none is more important than identifying highly specific and selective molecules aimed at the best possible targets for therapy coupled with the patients most likely to respond to that therapy. Our goal is to develop increasing confidence in the target and the patient population prior to entering human clinical trials and then initiate those first human trials in a patient population that has been selected based on target dependence using a genetic marker and/or biomarker. This approach, known as personalized or precision medicine, is used in the industry to lead to the potential for clear proof of concept in early human trials, along with the potential for accelerated approval.

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

The following table summarizes our most advanced product candidates as of February 1, 2017, each of which is described in further detail below:

Targeting Mutated Isocitrate Dehydrogenase (IDH) for the Treatment of Cancer

The isocitrate dehydrogenase, or IDH, protein is a critical enzyme in the citric acid cycle, also known as the tricarboxylic acid cycle or Krebs cycle. The Krebs cycle is centrally important to many biochemical pathways and is one of the earliest established components of cellular metabolism. The Krebs cycle converts an essential cellular metabolite called isocitrate into another metabolite, alpha-ketoglutarate (a-ketoglutarate), both of which are critically important for cellular function and the creation of energy. In humans, there are three forms of the IDH enzyme, IDH1, IDH2, and IDH3, but only IDH1 and IDH2 appear to be mutated in cancers. IDH1 and

IDH2 catalyze the same reaction but in different cellular compartments: IDH1 is found in the cytoplasm of the cell and IDH2 in the mitochondria. Tumor cells are generally observed to carry either an IDH1 or IDH2 mutation.

Using our proprietary metabolic platform, we and our collaborators examined the mutated pathway and discovered that the mutated IDH enzymes had adopted a novel “gain of function” activity that allows only the mutated IDH enzyme to produce large amounts of a metabolite called 2-hydroxygluturate, or 2HG. We have shown that the excessive levels of the metabolite 2HG produced by the tumor fuel cancer growth and survival via multiple cellular changes that lead to a block in cell maturation, or differentiation. We have shown that inhibition of these mutated proteins could lead to clinical benefit for the subset of cancer patients whose tumors carry these mutations. By reducing elevated 2HG levels, our IDH inhibitors reverse the block in cellular differentiation, allowing tumorous cells to differentiate into normally functioning cells in patients with acute myeloid leukemia, or AML. We have identified selective development candidates that separately target and inhibit the mutated forms of IDH1 and IDH2. To date, our clinical data with enasidenib and ivosidenib (AG-120), our lead inhibitors of mutant IDH2 and IDH1, respectively, demonstrate a mechanism of response that is consistent with preclinical studies, including substantial reduction of plasma 2HG levels, as well as evidence of cellular differentiation, normalization of cell counts and mutational clearance in the bone marrow and blood. This differentiation effect is distinct from that seen with traditional cytotoxic chemotherapeutics, which lead to cell death, commonly used to treat cancer.

To date, IDH1 and IDH2 mutations have been found to be prevalent in a broad range of advanced hematologic and solid tumors. The following tables summarize our current initial estimates on the occurrence of IDH2 and IDH1 mutations in hematologic and solid tumors. We believe our estimates may expand as more cancer treatment centers screen for these IDH mutations.

Mutation	Indications	% with IDH mutations
IDH1	Low grade glioma & 2ary Glioblastomas (GBM)	68-74
	Chondrosarcoma	40-52
	AML	6-10
	Myelodysplastic Syndromes (MDS) / Myeloproliferative neoplasms (MPN)	3
	Intrahepatic Cholangiocarcinoma	11-24
	Ollier/Maffucci	80
	Others* (colon, melanoma, lung, prostate)	1-3

IDH2	AML	9-13
	MDS/MPN	3-6
	Angio-immunoblastic non-Hodgkin lymphoma (NHL)	30
	Intrahepatic Cholangiocarcinoma	2-6
	Giant Cell Tumor of the Bone	80
	D-2-hydroxyglutarate (D2HG) Aciduria	50
	Others* (melanoma, glioma)	3-5

Based on literature analysis; estimates will continue to evolve with additional future data.

*	Includes “basket” of emerging unconfirmed indications

Enasidenib

Enasidenib is an orally available, selective, potent inhibitor of the mutated IDH2 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH2 mutations, including those with AML, who have a historically poor prognosis. In December 2016, our partner Celgene submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for enasidenib in relapsed and/or refractory AML, or R/R AML. The NDA is based on data from the ongoing phase 1/2 study of enasidenib in patients with advanced hematologic malignancies with an IDH2 mutation. In June 2014, the FDA granted us orphan drug designation for enasidenib for treatment of patients with AML and in August 2014, we announced that the FDA granted fast track designation to enasidenib for treatment of patients with AML that harbor an IDH2 mutation. In April 2016, we and Celgene received European Medicines Agency, or EMA, orphan drug designation for enasidenib for the treatment of AML. We continue to evaluate enasidenib in clinical trials evaluating hematological cancers with IDH2 mutations. To date, all clinical data reported by us and Celgene in hematological cancers highlights that the mechanism of response is consistent with preclinical studies, including substantial reduction of plasma 2-hydroxygluturate, or 2HG, levels, as well as evidence of cellular differentiation and normalization of cell counts in the bone marrow and blood. This differentiation effect is distinct from that seen with traditional chemotherapeutics commonly used to treat AML.

Celgene maintains worldwide development and commercial rights to enasidenib and Celgene will fund the future development and commercialization costs related to this program. Under our collaboration agreement focused on cancer metabolism, or the 2010 Agreement, Celgene is responsible for all development costs for enasidenib, and we are eligible to receive up to $120.0 million in milestone payments and a tiered royalty on any net sales of products containing enasidenib. In addition to contributing our scientific and translational expertise, we intend to continue to conduct some clinical development and regulatory activities within the enasidenib development program under the 2010 Agreement. We also have co-commercialization rights to provide up to one-third of the commercialization efforts and will be reimbursed for those efforts.

We and Celgene are evaluating enasidenib in the following clinical trials:

Phase 1/2 clinical trial

Enasidenib is being evaluated in a phase 1/2 multicenter, open-label, clinical trial to assess the safety, clinical activity, and tolerability of enasidenib in patients with advanced hematologic malignancies with an IDH2 mutation. The trial includes a dose-escalation phase and the following five expansion cohorts, all of which have completed accrual: (i) a cohort of 25 patients aged 60 years or older with IDH2 mutant-positive R/R AML, or any IDH2-mutant positive AML patient, regardless of age, who has relapsed following a bone marrow transplant, or BMT; (ii) a cohort of 25 patients aged less than 60 years with IDH2 mutant-positive R/R AML, not including patients with AML who have relapsed following a BMT; (iii) a cohort of 25 patients aged 60 years or older with untreated IDH2 mutant-positive AML who decline standard of care chemotherapy; (iv) a cohort of 25 patients with IDH2 mutant-positive advanced hematologic malignancies not eligible for cohorts for the previous three cohorts; and (v) a cohort of approximately 125 patients with IDH2 mutant-positive AML who are in second or later relapse, refractory to second-line induction or reinduction treatment, or have relapsed after allogeneic transplantation.

In December 2015, we reported clinical data, as of September 1, 2015, from the dose escalation phase and expansion cohorts of this trial, which included 209 response-evaluable enrolled patients with IDH2 mutant-positive AML. The data were presented at the 2015 American Society of Hematology Annual Meeting and Exposition in Orlando, Florida, or ASH 2015, and showed investigator-assessed objective responses in 79 out of 209 response-evaluable patients. Of the 79 patients who achieved an objective response, there were 37 complete remissions (CR), three complete remissions with incomplete platelet recovery (CRp), 14 marrow complete remissions (mCR), three complete remissions with incomplete hematologic recovery (CRi) and 22 partial remissions (PR). A CR is determined by using well-established criteria, which requires no evidence of leukemia in the bone marrow and blood accompanied by full restoration of all blood counts to normal ranges. A CRp means all the criteria for CR are met except that platelet counts are outside of the normal range. Platelets are one of the three major types of blood cells. A mCR means that there is no evidence for leukemia in the marrow but the blood counts have not fully restored. A CRi means there is no evidence for leukemia in the marrow but the neutrophils, a subset of white blood cells responsible for fighting bacterial infections, are outside the normal range. A PR means all the criteria for CR are met except that the immature defective blood cells, or leukemia, in the bone marrow are in the 5% to 25% range and have been decreased by at least 50% over pretreatment. Of the

159 patients with R/R AML, 59 achieved an objective response, including 29 CRs, one CRp, nine mCRs, three CRis and 17 PRs. Of the 24 patients with AML who declined standard of care chemotherapy, 10 achieved an objective response, including four CRs, one CRp, one mCR and four PRs. Of the 14 patients with myelodysplastic syndromes, or MDS, seven achieved an objective response, including three CRs, one CRp and three mCRs. Responding R/R AML patients were on the trial for up to 18 months with a median duration of treatment of 6.8 months, ranging from 1.8 to 18 months. Responses were durable, with median response duration of 6.9 months in patients with R/R AML. A safety analysis was conducted for all 231 treated patients. The majority of adverse events, or AEs, reported by investigators were mild to moderate, with the most common being nausea, diarrhea, fatigue and febrile neutropenia. The serious adverse events, or SAEs, observed during the trial were mainly disease related. Twenty-three percent of patients had treatment-related SAEs, including notably differentiation syndrome (4 percent), leukocytosis (4 percent) and nausea (2 percent). Drug-related Grade 5 SAEs included atrial flutter (one patient), cardiac tamponade (one patient), pericardial effusion (one patient) and respiratory failure (one patient). Dose escalation has been completed and a maximum tolerated dose, or MTD, has not been reached. Enasidenib continued to show favorable drug exposure and pharmacokinetics at all doses tested with substantial reductions in plasma levels of 2HG, which is produced by the mutated IDH2 and IDH1 proteins, to the level observed in healthy volunteers.

Together with Celgene, we presented clinical data from a subset of patients with MDS from the dose-escalation and expansion portions of this trial at the 2016 American Society of Hematology Annual Meeting and Exposition in San Diego, California, or ASH 2016, in December 2016. Among the 17 evaluable patients, the overall response rate was 59%, 10 of 17 patients, including one CR. Overall response rate reflects the best response achieved by patients, and includes CR, PR, mCR and any hematologic improvement, or HI. Of the 13 evaluable patients who had received prior treatment with a hypomethylating agent, seven had a response with enasidenib. Of the four patients with no prior treatment for MDS, two responded. And two patients experienced disease progression. Median overall survival was not reached after a median follow-up of 7.5 months.

IDHENTIFY

Enasidenib is being evaluated in IDHENTIFY, an international phase 3, multi-center, open-label, randomized clinical trial designed to compare the efficacy and safety of enasidenib versus conventional care regimens in patients 60 years or older with IDH2 mutant-positive AML that is refractory to or relapsed after second- or third-line therapy. In January 2016, in conjunction with the initiation of the IDHENTIFY clinical trial, we received a milestone payment of $25.0 million from Celgene pursuant to the 2010 Agreement.

This trial is currently enrolling patients and we have not yet presented any clinical data from this trial.

Phase 1b frontline combination trial

Enasidenib is being evaluated in a phase 1b, multicenter, international, open-label clinical trial to evaluate the safety and clinical activity of enasidenib or ivosidenib (AG-120) in combination with induction and consolidation therapy in patients with newly diagnosed AML with an IDH2 or IDH1 mutation who are eligible for intensive chemotherapy. The trial will evaluate continuous dosing for up to one year with enasidenib administered at an initial oral dose of 100 mg once daily in patients with an IDH2 mutation or ivosidenib (AG-120) administered at an initial oral dose of 500 mg once daily in patients with an IDH1 mutation. Enasidenib or ivosidenib (AG-120) will be administered with two types of AML induction therapies (cytarabine with either daunorubicin or idarubicin) and two types of AML consolidation therapies (mitoxantrone with etoposide [ME] or cytarabine).

The trial is currently enrolling patients and we have not yet presented any clinical data from this trial.

Phase 1/2 frontline combination trial

Enasidenib is being evaluated in a phase 1/2 frontline combination clinical trial, conducted by Celgene, of either enasidenib or ivosidenib (AG-120) in combination with VIDAZA® (azacitidine) in newly diagnosed AML patients not eligible for intensive chemotherapy, with a phase 1 component to determine the safety of the combinations, followed by a phase 2 randomized component evaluating the safety and clinical activity of each investigational combination versus single-agent VIDAZA® using a primary endpoint of overall response rate.

The trial has completed the phase 1 component and is currently enrolling in the phase 2 component and we have not yet presented any clinical data from this trial.

Ivosidenib (AG-120)

Ivosidenib (AG-120) is an orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH1 mutations. Mutations in IDH1 have been identified in difficult to treat hematologic and solid tumor cancers, including AML, chondrosarcoma, cholangiocarcinoma and glioma where both the treatment options and prognosis for patients are poor. On May 18, 2015, we announced that the FDA granted fast track designation to ivosidenib (AG-120) for treatment of patients with AML that harbor an IDH1 mutation. On June 10, 2015, the FDA granted us orphan drug designation for ivosidenib (AG-120) for treatment of patients with AML. In November 2016, the FDA granted fast-track designation to ivosidenib (AG-120) for treatment of patients with previously treated, unresectable or metastatic cholangiocarcinoma with and IDH1 mutation. In January 2017, we announced that we intend to submit an NDA to the FDA for ivosidenib (AG-120) in R/R AML by end of 2017.

We are evaluating ivosidenib (AG-120) in the following clinical trials:

Phase 1 clinical trial (advanced hematologic malignancies)

Ivosidenib (AG-120) is being evaluated in a phase 1 multicenter, open-label, dose-escalation and expansion clinical trial, designed to assess its safety, clinical activity and tolerability as a single agent in patients with advanced hematologic malignancies with an IDH1 mutation. Four expansion cohorts have been added to the trial. The first cohort will evaluate 125 AML patients who are in second or later relapse, are refractory to second-line induction or reinduction treatment, or have relapsed after allogeneic transplantation. The second cohort will evaluate 25 untreated AML patients. The third cohort will evaluate 25 patients with other non-AML IDH1 mutant-positive relapsed or refractory advanced hematologic malignancies. The fourth cohort will evaluate patients with relapsed IDH1 mutant-positive AML not eligible for the first arm or standard of care chemotherapy. Ivosidenib (AG-120) is administered at a 500 mg once daily oral dose, in 28-day cycles.

In December 2016, we presented clinical data from 78 patients treated with ivosidenib (AG-120) in the completed dose escalation portion of the ongoing phase 1 study of ivosidenib (AG-120) in advanced hematologic malignancies at ASH 2016. Doses were administered from 200 mg to 1,200 mg total daily doses. As of the August 1, 2016 data cut-off, seven patients (9%) remained on treatment. The median age of these patients was 68 (ranging from 36-89). Patients received a median of two prior chemotherapy regimens (ranging from zero to five). A safety analysis conducted for all 78 treated patients as of the data cut-off shows that ivosidenib (AG-120) continues to demonstrate a favorable safety profile. The majority of AEs reported by investigators were mild to moderate, with the most common regardless of causality being fatigue, nausea, diarrhea, pyrexia and peripheral edema. Fifty-three patients experienced at least one SAE, the majority being disease related. The maximum tolerated dose was not reached. The recommended phase 2 dose was 500 mg once daily, which is being studied in the ongoing expansion phase of the trial. Nine patients discontinued from the study due to death, including one reported as possibly related to ivosidenib (AG-120). All-cause mortality at 30 and 60 days was 12% and 21%, respectively. Thirty out of 78 treated patients achieved investigator-assessed objective responses for an overall response rate of 38%. Of the 30 patients who achieved an objective response, there were 14 (18%) CRs, eight CRi/CRp, six mCRs/morphologic leukemia-free state (MLFS) and two PRs. Of the 63 patients with R/R AML, 21 (33%) achieved an objective response, including 10 (16%) CRs, eight CRi/CRp, two MLFS and one PR. Responses were durable, with a median response duration of 10.2 months (3.7- not estimable (NE)) overall and 6.5 months (3.7-NE) in the subset of patients with R/R AML. Median duration of treatment is 3.2 months

(ranging from 0.1 to 24.2 months). Longitudinal mutant IDH1 variant allele frequency data were reported for 67 patients. Patients with IDH1 mutational clearance, or IDH1-MC, were defined as having mutant IDH1 detected at screening (any sample type) and no reported mutant IDH1 in at least one on-study time point (FoundationOne® Heme sensitivity of 1%). IDH1-MC was observed in 36% of CRs (5 of 14) and 4% of non-CRs (2 of 53). IDH1-MC was enriched in patients achieving CR (p-value = .003). The median time to mutational clearance was 2.7 months (ranging from 1.1 to 3.8 months). This is the first demonstration that treatment with single agent ivosidenib (AG-120) can result in mutant IDH1 clearance. We are continuing to study the potential relationship between IDH1-MC and clinical benefit for patients with AML.

Phase 1 clinical trial (advanced solid tumors)

Ivosidenib (AG-120) is being evaluated in a phase 1 multicenter, open-label, dose-escalation and expansion clinical trial, designed to assess its safety, clinical activity and tolerability as a single agent in patients with advanced solid tumors with an IDH1 mutation, including glioma, intrahepatic cholangiocarcinoma, or IHCC, and chondrosarcomas. Enrollment is now complete for four expansion cohorts of 25 patients each in (i) low grade glioma with at least six months of prior scans to assess volumetric changes, (ii) second-line cholangiocarcinoma, (iii) high grade, or metastatic, chondrosarcoma, and (iv) other solid tumors with an IDH1 mutation, who will receive the recommended dose of 500 mg of ivosidenib (AG-120) once daily.

In November 2015, we reported clinical data from the dose-escalation portion of our ongoing phase 1 clinical trial evaluating ivosidenib (AG-120) in patients with IDH1 mutant-positive advanced solid tumors who received ivosidenib (AG-120) administered from 200 mg to 1200 mg total daily doses. The data were presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in Boston. As of the September 3, 2015 data cut-off, 29 of 55 patients with IDH1 mutant-positive advanced solid tumors had stable disease with one PR Treatment with ivosidenib (AG-120) showed substantial reduction of 2HG in plasma and tumor tissue. Ivosidenib (AG-120) was well tolerated, with the majority of AEs reported by investigators being mild to moderate. The most common investigator-reported AEs were nausea, diarrhea, vomiting, anemia and QT prolongation. The majority of reported SAEs were disease related.

In November 2016, we reported initial data from the dose expansion cohort of our ongoing phase 1 clinical trial evaluating ivosidenib (AG-120) in patients with IDH1 mutant-positive glioma at the Society for Neuro-Oncology Annual Meeting in Scottsdale, Arizona. As of the August 1, 2016 data cut off, 66 patients had been treated with single agent ivosidenib (AG-120), and 28 patients (42%) remained on treatment. Data reported were from 20 patients who received ivosidenib (AG-120) administered from 200 mg to 1200 mg total daily doses in the dose-escalation phase, and 46 patients who received 500 mg daily doses of ivosidenib (AG-120) administered in two expansion cohorts, including 24 patients enrolled in a cohort with non-enhancing glioma and 22 glioma patients with enhancing disease enrolled in a basket cohort. The median age of these patients is 41 (ranging from 21-71). The median number of prior therapies was two (ranging from one to six) and included temozolomide (71%). Seventy-four percent of patients received radiotherapy. A safety analysis conducted for all 66 treated patients as of the data cut-off demonstrated that ivosidenib (AG-120) was well-tolerated with a favorable safety profile in glioma patients. No dose limiting toxicities were observed, and the majority of AEs reported by investigators were mild to moderate, with the most common being headache, nausea, diarrhea and vomiting. There were 11 patients with SAEs and none of them were determined to be drug-related. Efficacy data from 65 response-evaluable patients as of the data cut-off showed two patients had a minor response according to the Response Assessment in Neuro-Oncology for low grade glioma (RANO-LGG), and 41 (63%) patients had stable disease, including 27 with non-enhancing disease. The median treatment duration for non-enhancing glioma was 8.1 months (ranging from 1.4–17.8 months). Volumetric analysis conducted centrally demonstrated stabilization or a decrease in tumor growth rate compared to the pretreatment rate in 64% (14 of 22) of glioma patients with non-enhancing disease receiving ivosidenib (AG-120) and requires further development as a response evaluation tool.

Also in November 2016, we reported initial data from the dose expansion cohort of our ongoing phase 1 clinical trial evaluating ivosidenib (AG-120) in patients with IDH1 mutant-positive chondrosarcoma at the annual meeting of the Connective Tissue Oncology Society, or CTOS, in Lisbon, Portugal. The data presented at CTOS were from 21 chondrosarcoma patients as of September 23, 2016, 12 in the dose escalation cohort and nine in the expansion cohort, of which 7 remained on treatment. Doses received were 100 mg twice daily, and 300, 400, 500, 600, 800, 900 or 1200 mg once a day. Expansion cohort patients received 500 mg once a day. Median treatment duration was 2.6 months (ranging from 0.0–24.4 months). Prior therapy included surgery (57%), radiotherapy (33%) and chemotherapy (24%). The median number of prior systemic therapies was one (ranging from one to five). No dose-limiting toxicities were reported, and the majority of AEs reported by investigators were mild to moderate, with the most common being diarrhea, nausea, decreased appetite, QT prolongation and fatigue. Most SAEs were considered unrelated to treatment with one case of hypophosphatemia (low phosphorous blood level) considered to be possibly related to treatment. Of 20 response-evaluable patients, 11 (55%) experienced stable disease as their best response. The three-month progression-free survival rate was 58%. Baseline plasma levels of 2HG were elevated above the healthy volunteer range. Treatment with ivosidenib (AG-120) resulted in significant reduction of plasma 2HG compared to baseline. Up to 99.7% tissue 2HG reduction was documented in paired biopsies obtained from three patients treated with ivosidenib (AG-120). Together these data indicate the on-target pharmacodynamic effects of ivosidenib (AG-120).

ClarIDHy

Ivosidenib (AG-120) is being evaluated in ClarIDHy, a registration-enabling phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial of ivosidenib (AG-120) in previously-treated patients with nonresectable or metastatic cholangiocarcinoma with an IDH1 mutation. The trial was initiated in December of 2016.

The trial is currently enrolling patients and we have not yet presented any clinical data from this trial.

Phase 1b frontline combination trial

Ivosidenib (AG-120) is being evaluated in a phase 1b, multicenter, international, open-label clinical trial to evaluate the safety and clinical activity of enasidenib or ivosidenib (AG-120) in combination with induction and consolidation therapy in patients with newly diagnosed AML with an IDH2 or IDH1 mutation who are eligible for intensive chemotherapy. The trial is evaluating continuous dosing for up to one year with enasidenib administered at an initial oral dose of 100 mg once daily in patients with an IDH2 mutation or ivosidenib (AG-120) administered at an initial oral dose of 500 mg once daily in patients with an IDH1 mutation. Enasidenib or ivosidenib (AG-120) will be administered with two types of AML induction therapies (cytarabine with either daunorubicin or idarubicin) and two types of AML consolidation therapies (mitoxantrone with etoposide [ME] or cytarabine).

The trial is currently enrolling patients and we have not yet presented any clinical data from this trial.

Phase 1/2 frontline combination trial

Ivosidenib (AG-120) is being evaluated in a phase 1/2 frontline combination clinical trial, conducted by Celgene, of either enasidenib or ivosidenib (AG-120) in combination with VIDAZA® (azacitidine) in newly diagnosed AML patients not eligible for intensive chemotherapy. The phase 1 component will determine the safety of the combinations, followed by a phase 2 randomized component evaluating the safety and clinical activity of each investigational combination versus single-agent VIDAZA® using a primary endpoint of overall response rate.

The trial has completed the phase 1 component and is currently enrolling in the phase 2 component and we have not yet presented any clinical data from this trial.

AGILE

In the first half of 2017, we intend to initiate AGILE, a global, registration-enabling phase 3 clinical trial combining ivosidenib (AG-120) and VIDAZA® in newly diagnosed AML patients with an IDH1 mutation ineligible for intensive chemotherapy.

As described below under “Collaborations with Celgene”, Celgene and we agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which ivosidenib (AG-120) is the lead development candidate. Under the 2010 Agreement, Celgene had held development and commercialization rights to the IDH1 program outside of the United States, and we had held such rights inside the United States. As a result of the termination, we obtained global development and commercial rights to ivosidenib (AG-120) and the IDH1 program and expect to fund the future development and commercialization costs related to the program. Neither party will have any further financial obligations, including royalties or milestone payments, to the other concerning ivosidenib (AG-120) or the IDH1 program.

AG-881: brain penetrant pan-IDH program

AG-881 is an orally available, selective, brain-penetrant, pan-IDH mutant inhibitor, which provides added flexibility to our current portfolio of IDH mutant inhibitors. We and Celgene are jointly collaborating on a worldwide development program, wherein we share worldwide development costs and profits and Celgene would book any worldwide commercial sales. We will lead commercialization in the United States with both companies sharing equally in field-based commercial activities, and Celgene will lead commercialization outside of the United States with us providing one third of field-based commercial activities in the major EU markets. Under the AG-881 Agreements, we are eligible to receive up to $70.0 million in potential milestone payments related to AG-881. We may also receive royalties at tiered, low- to mid-teen percentage rates on net sales if we elect to not participate in the development and commercialization of AG-881.

We are conducting two phase 1 multi-center, open-label clinical trials of AG-881, one in patients with advanced IDH1 or IDH2 mutant-positive solid tumors, including glioma, and the other in patients with advanced IDH1 or IDH2 mutant-positive hematologic malignancies whose cancer has progressed on a prior IDH inhibitor therapy. The goal of these trials is to evaluate the safety, pharmacokinetics, pharmacodynamics and clinical activity of AG-881 in advanced solid tumors and hematologic malignancies, respectively. In each trial, AG-881 will be administered continuously as a single agent dosed orally in a 28-day cycle. The first portion of each trial includes a dose-escalation phase in which cohorts of patients will receive ascending oral doses of AG-881 to determine the maximum tolerated dose and/or the recommended phase 2 dose based on safety and tolerability. The second portion of each trial is a dose expansion phase where patients will receive AG-881 to further evaluate the safety, tolerability and clinical activity of the recommended phase 2 dose.

The phase 1 trial in patients with advance IDH1 or IDH2 mutant-positive hematologic malignancies has completed its dose escalation portion, establishing proof of mechanism as measured by reductions in 2HG levels, and is now closed for enrollment. No MTD was reached. In the phase 1 trial in IDH1 or IDH2 mutant-positive advanced solid tumors, an MTD was established and additional patients are now being enrolled for additional safety, pharmacokinetics and pharmacodynamics analyses.

We have not yet presented any clinical data from these trials.

Pyruvate Kinase Deficiency Program

Pyruvate kinase, or PK, is the enzyme involved in the second to last reaction in glycolysis–the conversion of glucose into lactic acid. This enzyme is critical for the survival of the cell and has several tissue-specific isoforms (PKR, PKL, PKM1 and PKM2). PKR is the isoform of pyruvate kinase that is present in red blood cells. Mutations in PKR cause defects in red cell glycolysis and lead to a hematological RGD known as pyruvate kinase deficiency, or PK deficiency. Glycolysis is the only pathway available for red blood cells to maintain the production of ATP, or Adenosine-5’-triphosphate, which transports chemical energy within cells for metabolism. Accordingly, total absence of the PKR gene is not compatible with life. PK deficiency leads to a shortened life span for red blood cells and is the most common form of non-spherocytic hemolytic anemia in humans. PK deficiency is an autosomal recessive disease whereby all patients inherit two mutations, one from each parent and more than 250 different mutations have been identified to date. As a result, there are many different possible mutant combinations and no one clear mutational profile. Children with the disease produce PKR enzyme that has only a fraction of the normal level of activity (generally <50%). Parents of affected children have only one copy of the mutated PKR enzyme and are clinically normal.

PK deficiency is a rare genetic disorder and disease understanding is still evolving. Several published epidemiology studies estimated prevalence of PK deficiency between three to nine affected patients per million. We estimate that the prevalence of PK deficiency is between approximately 1-in-20,000 and 1-in-485,000 people, and we believe that the disease is likely under-diagnosed. There is no unique ethnic or geographic representation of the disease. The disease manifests by mild to severe forms of anemia caused by the excessive premature destruction of red blood cells. The precise mechanism for the destruction is not well understood but is thought to result from membrane instability secondary to the metabolic defect caused by the low level of PKR enzyme. The hemolysis is “extra-vascular” in that the red blood cells are destroyed in small capillaries or organs and not spontaneously breaking open in the circulation. PK deficiency is an autosomal recessive disease whereby all patients inherit two mutations, one from each parent. More than 250 different mutations have been identified to date. The mutations observed in PK deficiency patients are classified in two main categories. A missense mutation causes a single amino acid change in the protein, generally resulting in some functional protein in the red blood cells. A non-missense mutation is any mutation other than a missense mutation, generally resulting in little functional protein in the red blood cells. It is estimated that 53 percent of patients with PK deficiency have two missense mutations, 25 percent have one missense and one non-missense mutation, and 22 percent have two non-missense mutations. Boston Children’s Hospital, in collaboration with us, is conducting a Natural History Study to better understand the symptoms and complications of PK deficiency, identify patients and treatment centers, and capture other clinical data, including genetic information.

AG-348: lead pyruvate kinase (PK) deficiency program

AG-348 is an orally available small molecule and a potent activator of the wild-type (normal) and mutated PKR enzyme, which has resulted in restoration of adenosine triphosphate, or ATP, levels and a decrease in 2,3-diphosphoglycerate, or 2,3-DPG, levels in blood sampled from patients with PK deficiency and treated ex-vivo with AG-348. The wild-type PKR activity of AG-348 allowed the study of enzyme activation in healthy volunteers, providing an opportunity to understand the safety, dosing and pharmacodynamic activity of AG-348 prior to entering a proof-of-concept study in patients. On March 24, 2015, the FDA granted us orphan drug designation for AG-348 for treatment of patients with PK deficiency. In December 2016, we announced our decision to advance AG-348 into pivotal development for PK deficiency.

DRIVE-PK

In June 2015, we initiated DRIVE PK, a global phase 2, first-in-patient, open-label safety and efficacy clinical trial of AG-348 in adult, transfusion-independent patients with PK deficiency. The multi-center, randomized trial includes two arms with up to 25 patients each. The patients in the first arm receive 50 mg twice daily, and the patients in the second arm receive 300 mg twice daily. The trial includes a 24 week treatment period with the opportunity for continued treatment beyond 24 weeks based on safety and clinical activity.

In June 2016, we reported the first clinical data from DRIVE PK at the 21st Congress of the European Hematology Association in Copenhagen, Denmark, establishing proof of concept for AG-348 as a novel, first-in-class, oral activator of both wild-type and mutated PKR enzymes.

In December 2016, we reported updated data from DRIVE PK at ASH 2016. At the time of the data presentation, the target enrollment for DRIVE PK had been reached with a total of 52 patients enrolled. As of the September 23, 2016 data cut-off, 34 patients had been treated in the study and were included in the safety analysis and 32 patients with at least 3 weeks of data were included in the efficacy analysis. Seventeen patients completed the initial 24 week treatment period, and as of the data cut-off, 15 patients remained on drug in the extension phase. In the 32 patients for whom efficacy could be evaluated, the mean baseline Hb was 9.2 g/dL. Twenty-eight of the 34 patients (82%) had been splenectomized prior to study entry. A safety analysis was conducted based on all 34 treated patients as of the data cut-off. AG-348 was well-tolerated, and the majority of treatment-related AEs were Grade 1-2; the most frequent being headache, nausea and insomnia. Two patients experienced SAEs including one Grade 2 AE of osteoporosis that was previously reported in a patient with osteopenia at baseline assessment. One patient experienced withdrawal hemolysis and anemia after AG-348 was temporarily discontinued due to a rapid treatment-related Hb increase, but stayed in the study and continued to receive treatment with AG-348 at a lower dose. Sex steroids were assessed at baseline, week 12 and week 24 for male and female patients. Increases in free testosterone and decreases in estradiol indicate aromatase inhibition by AG-348. Bone density scan data (n = 17) show high variability and are inconclusive. Clinical significance of the aromatase inhibition remains unclear. In the efficacy analysis, 15 of 32 total evaluable patients achieved rapid, robust and sustained Hb increases from baseline of greater than 1.0 g/dL as of the data cut-off. In patients who had Hb increases of greater than 1.0 g/dL, the mean maximum hemoglobin increase was 3.6 g/dL (range 1.2–5.2 g/dL). The median time to a Hb increase of greater than 1.0 g/dL was 1.4 weeks (range 1.1–21.0 weeks). Further data are needed to obtain a greater understanding of the relationship between genotype and response. Preliminary observations show that of the 26 evaluable patients with at least one missense mutation, 15 had shown an increase in Hb of greater 1.0 g/dL, while none of the six patients with two non-missense mutations showed increases in Hb of greater than 1.0 g/dL. Five patients homozygous for R479H (missense-missense) were also non-responders. Additional studies were conducted on blood samples of eight DRIVE PK patients. In this subset, four patients who had Hb level increases of greater than 1.0 g/dL on AG-348 experienced a greater than 50% average increase in the rate of metabolism of the PKR pathway. None of the four patients with less than a 1.0 g/dL increase in Hb experienced significant metabolic changes.

We have worldwide development and commercial rights to AG-348 and expect to fund the future development and commercialization costs related to this program. In December 2016, we announced that we plan to advance AG-348 into pivotal development as the first potential disease-modifying treatment for PK deficiency.

AG-519

AG-519 is an orally available small molecule and is a potent activator of the PKR enzyme, with comparable biochemical, cellular and in-vivo activity to AG-348, and was developed as our second PKR activator. We were evaluating AG-519 in a placebo-controlled phase 1 integrated single ascending dose and multiple ascending dose clinical trial in healthy volunteers. In December 2016, we announced that we are no longer developing our second PKR activator, AG-519, and withdrew our investigational new drug application, or IND, for AG-519, following a verbal notification of a clinical hold from the FDA.

Collaborations with Celgene

2016 Agreement

On May 17, 2016, we entered into a master research and collaboration agreement, or the 2016 Agreement, with Celgene and its wholly owned subsidiary, Celgene RIVOT Ltd. The 2016 Agreement establishes a new global collaboration focused on the research and development of immunotherapies against certain metabolic targets that exert their antitumor efficacy primarily via the immune system. In addition to new programs identified under the 2016 Agreement, the parties have also agreed that all future development and commercialization of two remaining cancer metabolism programs discovered under the 2010 Agreement, including a program focused on methylthioadenosine phosphorylase, or MTAP, deleted cancers, will now be governed by the 2016 Agreement.

During the research term of the 2016 Agreement, we plan to conduct research programs focused on discovering compounds that are active against metabolic targets in the immuno-oncology, or IO, field. The initial four-year research term will expire on May 17, 2020. The research term may be extended for up to two or, in specified cases, up to four additional one-year terms.

For each program under the 2016 Agreement, we may nominate compounds that meet specified criteria as development candidates and, in limited circumstances, Celgene may also nominate compounds as development candidates for each such program. Celgene may designate the applicable program for further development following any such nomination, after which we may conduct, at our expense, additional pre-clinical and clinical development for such program through completion of an initial phase 1 dose escalation study.

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

We have granted Celgene the right to obtain exclusive options to development and commercialization rights for each program that Celgene has designated for further development and for each continuation program. Celgene may exercise each such option beginning on the designation of a development candidate for such program (or upon the designation of such program as a continuation program) and ending on the earlier of the end of a specified period after Celgene is furnished with specified information about the initial phase 1 dose escalation study for such program, or January 1, 2030. Research programs that have applications in the inflammation or autoimmune, or I&I, field that may result from the 2016 Agreement will also be subject to the exclusive options described above.

We will retain rights to any program that Celgene does not designate for further development or as to which it does not exercise its option.

Under the terms of the 2016 Agreement, following Celgene’s exercise of its option with respect to a program, we or our affiliates and Celgene will enter into either a co-development and co-commercialization agreement if such program is in the IO field, or a license agreement if such program is in the I&I field. Under each co-development and co-commercialization agreement, the parties will co-develop and co-commercialize licensed products worldwide. Either we or Celgene will lead development and commercialization of licensed products for the United States and Celgene will lead development and commercialization of licensed products outside of the United States. Depending on the country, the parties will each have the right to provide a portion of field-based marketing activities. Under each license agreement, Celgene will have the sole right to develop and commercialize licensed products worldwide.

Co-development and co-commercialization agreements. Under each co-development and co-commercialization agreement entered into under the 2016 Agreement, the parties will split all post-option-exercise worldwide development costs, subject to specified exceptions, as well as any profits from any net sales of, or commercialization losses related to, licensed products. Celgene has the option to designate one program in the IO field as the 65/35 program, for which Celgene will be the lead party for the United States and will have a 65% profit or loss share. For programs in the IO field other than the 65/35 program, the parties will alternate, on a program-by-program basis, being the lead party for the United States, with us having the right to be the lead party for the first such program, and each will have a 50% profit or loss share. The lead party for the United States will book commercial sales of licensed products, if any, in the United States, and Celgene will book commercial sales of licensed products, if any, outside of the United States.

License agreements. Under each license agreement under the 2016 Agreement, Celgene will be responsible for all post-option-exercise worldwide development and associated costs, subject to specified exceptions, as well as worldwide commercialization and associated costs, for licensed products.

Financial terms. Under the terms of the 2016 Agreement, we received an initial upfront payment in the amount of $200 million. The research term may be extended for up to two, or in specified cases, up to four, additional years by paying a $40 million per-year extension fee. Celgene will pay an $8 million designation fee for each program that Celgene designates for further development and for each continuation program. For each program as to which Celgene exercises its option to develop and commercialize, subject to antitrust clearance, Celgene will pay an option exercise fee of at least $30 million for any designated development program and at least $35 million for any continuation programs. In certain cases, Celgene may exercise its option to develop and commercialize two early-stage I&I programs, prior to Celgene designating the program for further development, by paying an option exercise fee of $10 million.

For the co-development and co-commercialization program Celgene designates the 65/35 program in the IO field, we are eligible to receive up to $209 million in potential milestone-based payments. The potential milestone-based payments for that program are comprised of: (i) a $25 million milestone-based payment upon achievement of a specified clinical development event and (ii) up to $184 million in milestone-based payments upon achievement of specified regulatory milestone events. For each co-development and co-commercialization program in the IO field other than the 65/35 program, we are eligible to receive up to $169 million in potential milestone-based payments. The potential milestone-based payments for such programs are comprised of: (i) a $20 million milestone-based payment upon achievement of a specified clinical development event and (ii) up to $149 million in milestone-based payments upon achievement of specified regulatory milestone events.

For each licensed program in the I&I field, we are eligible to receive royalties at tiered, low double-digit percentage rates on Celgene’s net sales, if any, of the applicable licensed products and up to $386 million in potential milestone-based payments. The potential milestone-based payments for such programs are comprised of: (i) a $25 million milestone-based payment upon achievement of a specified clinical development event, (ii) up to $236 million in milestone-based payments upon achievement of specified regulatory milestone events, and (iii) up to $125 million in milestone-based payments upon achievement of specified commercial milestone events.

Opt-out right. Under the 2016 Agreement, the Company may elect to opt out of the cost and profit share under any co-development and co-commercialization agreement, subject to specified exceptions. Upon opting out, Celgene will have the sole right to develop, manufacture and commercialize the applicable licensed products throughout the world, at its cost, and we will undertake transitional activities reasonably necessary to transfer the development, manufacture and commercialization of such licensed products to Celgene, at our expense. Further, in lieu of the profit or loss sharing described above, we would be eligible to receive royalties at tiered, low double-digit percentage rates on Celgene’s net sales, if any, of the applicable licensed products. However, we would continue to be eligible to receive the developmental and regulatory milestone-based payments described above.

Term. The term of the 2016 Agreement commenced on May 17, 2016 and, if not terminated earlier, will expire upon the later of the last-to-expire of the research term and all option exercise periods, or, if an option is exercised by Celgene for one or more programs in the collaboration, upon the termination or expiration of the last-to-exist co-development and co-commercialization agreement or license agreement, as applicable, for any such program.

Termination. Subject to specified exceptions, Celgene may terminate the 2016 Agreement in its entirety for any reason by providing us with prior written notice if there are no active co-development and co-commercialization agreements or license agreements in place or on a program-by-program basis if there are no active co-development and co-commercialization agreements or license agreements in place for the terminated program(s). Either party may terminate the 2016 Agreement for the insolvency of the other party. On a program-by-program basis, prior to the exercise of an option, either party may terminate the 2016 Agreement either in its entirety or with respect to one or more programs on prior written notice to the other party in the case of an uncured material breach by the other party that frustrates the fundamental purpose of the 2016 Agreement. Following the exercise of an option for a program, either party may terminate the 2016 Agreement with respect to such program if such party terminates the co-development and co-commercialization agreement or license agreement for such program for an uncured material breach by the other party that frustrates the fundamental purpose of such agreement. Either party may terminate a co-development and co-commercialization agreement or a license agreement upon the bankruptcy or insolvency of the other party. Either party also has the right to terminate the co-development and co-commercialization agreement or license agreement if the other party or any of its affiliates challenges the validity, scope or enforceability of or otherwise opposes, any patent included within the intellectual property rights licensed to the other party under such agreement.

Exclusivity. While any of Celgene’s options remain available under the 2016 Agreement, subject to specified exceptions, we may not directly or indirectly develop, manufacture or commercialize, outside of the 2016 Agreement, any therapeutic modality in the IO field or the I&I field with specified activity against a metabolic target.

During the term of each co-development and co-commercialization agreement and license agreement, subject to specified exceptions, neither we nor Celgene may directly or indirectly develop, manufacture or commercialize outside of such agreement any therapeutic modality in any field with specified activity against the metabolic target that is the focus of the program licensed under such agreement.

AG-120 Letter Agreement

On May 17, 2016, we entered into a letter agreement with Celgene regarding ivosidenib (AG-120), or the AG-120 Letter Agreement. Under the AG-120 Letter Agreement, the parties have agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which ivosidenib (AG-120) is the lead development candidate. Under the 2010 Agreement, Celgene had held development and commercialization rights to the IDH1 program outside of the United States, and we had held such rights inside the United States. As a result of the AG-120 Letter Agreement, we obtained global rights to ivosidenib (AG-120) and the IDH1 program. Neither party has any further financial obligation, including royalties or milestone payments, to the other concerning ivosidenib (AG-120) or the IDH1 program. Under the AG-120 Letter Agreement, the parties have also agreed to conduct specified transitional activities in connection with the termination. In addition, pursuant to the AG-120 Letter Agreement, the parties are released from their exclusivity obligations under the 2010 Agreement with respect to the IDH1 program. The AG-120 Letter Agreement does not affect the global collaboration pursuant to the AG-881 Agreements, which are directed to both the IDH1 target and the IDH2 target.

AG-881 Agreements

On April 27, 2015, we entered into a joint worldwide development and profit share collaboration and license agreement with Celgene and our wholly owned subsidiary, Agios International Sarl, which was organized in Switzerland in April 2015, and we entered into a collaboration and license agreement with Celgene’s wholly owned subsidiary, Celgene International II Sarl, or, collectively, the AG-881 Agreements. The AG-881 Agreements establish a worldwide collaboration focused on the development and commercialization of AG-881 products. Under the terms of the AG-881 Agreements, we received initial upfront payments totaling $10.0 million in May 2015 and are eligible to receive milestone-based payments described below. We will split all worldwide development costs with Celgene equally, subject to specified exceptions, as well as any profits from any net sales of, or commercialization losses related to, licensed AG-881 products. Celgene will book commercial sales of licenses AG-881 products, if any, on a worldwide basis.

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

Collaboration governance. The collaboration is managed by a set of joint committees comprised of equal numbers of representatives from each of Celgene and us. The joint steering committee oversees and coordinates the overall conduct of the collaboration. The joint development committee oversees and coordinates development (including manufacturing of clinical supply) of medicines containing AG-881. The joint commercialization committee will oversee the commercialization (including manufacturing of commercial supply) of medicines containing AG-881. The joint patent committee oversees the parties’ patent rights under the collaboration. If there is not unanimity with respect to matters pertaining to the development of AG-881, then neither party shall have decision-making authority with respect to such matter and neither party may take action with respect to such matter unless and until it is resolved by mutual consent.

Commercialization. Under the terms of the AG-881 Agreements, we will lead commercialization of licensed AG-881 products within the United States and Celgene will lead commercialization of licensed AG-881 products outside of the United States. Depending on the market, the parties will each have the right to provide a portion of field-based marketing activities.

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

2010 Agreement and amendments

In April 2010, we entered into the 2010 Agreement. The 2010 Agreement was amended in October 2011 and July 2014. The goal of the collaboration was to discover, develop and commercialize disease-altering therapies in oncology based on the Company’s cancer metabolism research platform. We initially led discovery, preclinical and early clinical development for all cancer metabolism programs under the collaboration. The discovery phase of the collaboration under the 2010 Agreement expired in April 2016.

Collaboration governance. Upon agreement to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which ivosidenib (AG-120) is the lead development candidate, the sole program remaining under the 2010 Agreement is enasidenib, a co-commercialized licensed program. Under the terms of the 2010 Agreement, Celgene funds global development and commercialization of enasidenib. We have exercised our right to participate in a portion of commercialization activities in the United States for enasidenib in accordance with the applicable commercialization plan. The development and commercialization of enasidenib is managed by a set of joint committees comprised of equal numbers of representatives from each party. The joint steering committee oversees and coordinates the overall conduct of the collaboration. The joint development committee oversees and coordinates development (including manufacturing of clinical supply) of enasidenib. The joint commercialization committee will oversee the commercialization (including manufacturing of commercial supply) of the program.

Diligence. Each party must use commercially reasonable efforts to perform all activities for which such party is responsible under the collaboration.

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

Financial terms. Under the 2010 Agreement, we are eligible to receive up to $120.0 million in potential milestone payments payable for the enasidenib program. The potential milestone payments for each such program are comprised of: (i) a $25.0 million milestone payment upon achievement of a specified clinical development milestone event, which was earned in January 2016 in connection with the initiation of the IDHENTIFY clinical trial, (ii) up to $70.0 million in milestone payments upon achievement of specified ex-U.S. regulatory milestone events, and (iii) a $25.0 million milestone payment upon achievement of a specified commercial milestone event.

We are eligible to receive royalties at tiered, low- to mid-teen percentage rates on net sales and we have the option to participate in the development and commercialization of certain products in the United States. Assuming all other revenue recognition criteria are met, royalty payments will be recognized as revenue in the period in which they are earned.

Termination. Celgene may terminate the 2010 Agreement for convenience in its entirety or with respect to enasidenib upon ninety days written notice to us. Either we or Celgene may terminate the 2010 Agreement, in its entirety or with respect to enasidenib, if the other party is in material breach and fails to cure such breach within the specified cure period. Either we or Celgene may terminate the 2010 Agreement in the event of specified insolvency events involving the other party.

If Celgene terminates the 2010 Agreement as a result of our uncured material breach, then certain of our rights and certain of Celgene’s obligations described above would change with respect to the terminated program(s), including, for example: the licenses we granted to Celgene would become perpetual; milestone payments to which we may be entitled may be reduced or eliminated; and royalties to which we may be entitled may be reduced or eliminated.

If Celgene terminates the 2010 Agreement for convenience or if we terminate the agreement as a result of Celgene’s uncured material breach, the license we granted to Celgene with respect to enasidenib will end, and we will have specified rights for, and Celgene will take specified actions to assist us in continuing, the development, manufacture and commercialization of medicines from the ensasidenib program.

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

We file patent applications directed to our key product candidates, including enasidenib, ivosidenib (AG-120), AG-881 and AG-348, in an effort to establish intellectual property positions regarding new chemical entities relating to these product candidates as well as uses of new chemical entities in the treatment of diseases. We also seek patent protection with respect to biomarkers that may be useful in selecting the right patient population for therapies with our product candidates. As of December 31, 2016, we had a portfolio of issued and pending U.S. and foreign patent applications. A significant portion of our issued and pending patent applications pertain to our key development programs, including enasidenib, ivosidenib (AG-120), AG-881 and AG-348. We currently own issued patents in the United States covering for enasidenib, ivosidenib (AG-120), AG-881 and AG-348 as compositions of matter.

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

We compete in the segments of the pharmaceutical, biotechnology and other related markets that address cancer metabolism, MIO and RGDs. There are other companies working to develop therapies in the fields of cancer metabolism, MIO and RGDs. These companies include divisions of large pharmaceutical companies and biotechnology companies of various sizes.

Cancer. In the field of cancer metabolism, our principal competitors include AstraZeneca Plc.; Bayer AG; Calithera Biosciences; Cornerstone Pharmaceuticals, Inc.; Daiichi Sankyo Company, Ltd.; Eli Lilly and Company; Forma Therapeutics Holdings, LLC, or Forma; GlaxoSmithKline plc; Merck & Co.; Novartis International AG, or Novartis; Pfizer, Inc.; and Roche Holdings, Inc. and its subsidiary Genentech, Inc. For example, Novartis and Forma are conducting phase 1 clinical trials of their IDH1 mutant inhibitors, IDH305 and FT-2102, respectively, in patients with advanced malignancies including AML and MDS. The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy and targeted drug therapy. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates may compete with many existing drug and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates will not be competitive with them. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors. In general, although there has been considerable progress over the past few decades in the treatment of cancer and the currently marketed therapies provide benefits to many patients, these therapies all are limited to some extent in their efficacy and frequency of adverse events and none are successful in treating all patients. As a result, the level of morbidity and mortality from cancer remains high.

In addition to currently marketed therapies, there are also a number of medicines in late stage clinical development to treat cancer, including immuno-oncology therapies. These medicines in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval. In the MIO field, our principal competitors include AstraZeneca PLC, Merck, Genentech, Bristol-Myers Squibb Company and Novartis.

Rare genetic metabolic disorders. In the field of RGDs, our principal competitors include Alexion Pharmaceuticals, Inc.; BioMarin Pharmaceutical, Inc.; Genzyme Corporation, a Sanofi company; and Shire Biochem, Inc.

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

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. To date, we have obtained materials for enasidenib, ivosidenib (AG-120), AG-881 and AG-348 for our ongoing and planned clinical testing from third-party manufacturers. We obtain our supplies from these manufacturers on a purchase order basis and do not yet have any long-term supply arrangements in place. We do not currently have arrangements in place for redundant supply for bulk drug substance. For all of our product candidates, we intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to submission of a NDA to the FDA.

Enasidenib, ivosidenib (AG-120), AG-881 and AG-348 are organic compounds of low molecular weight, generally called small molecules. They can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale-up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.

We generally expect to rely on third parties for the manufacture and sale of any companion diagnostics we develop.

Research and Development Expenses

For the years ended December 31, 2016, 2015 and 2014, company-sponsored research and development expenses were $220.2 million, $141.8 million and $100.4 million, respectively.

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

First, the FDA may designate a product for fast track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the application is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

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

Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. With the new Administration and Congress, there will likely be additional legislative changes, including potential repeal and replacement of certain provisions of the Affordable Care Act. It remains to be seen, however, precisely what the new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop product candidates.

On December 13, 2016, President Obama signed the 21st Century Cures Act, or Cures Act, into law. The Cures Act is designed to modernize and personalize healthcare, spur innovation and research, and streamline the discovery and development of new therapies through increased federal funding of particular programs. It authorizes increasing funding for FDA to spend on innovation projects. The new law also amends the Public Health Service Act, or PHSA, to reauthorize and expand funding for the National Institutes of Health. The Act establishes the NIH Innovation Fund to pay for the cost of development and implementation of a strategic plan, early stage investigators and research. It also charges NIH with leading and coordinating expanded pediatric research. Further, the Cures Act directs the Centers for Disease Control and Prevention to expand surveillance of neurological diseases.

With amendments to the FDCA and the PHSA, Title III of the Cures Act seeks to accelerate the discovery, development, and delivery of new medicines and medical technologies. To that end, and among other provisions, the Cures Act reauthorizes the priority review voucher program for certain drugs intended to treat rare pediatric diseases; creates a new priority review voucher program for drug applications determined to be material threat medical countermeasure applications; revises the FDCA to streamline review of combination product applications; requires FDA to evaluate the potential use of “real world evidence” to help support approval of new indications for approved drugs; provides a new “limited population” approval pathway for antibiotic and antifungal drugs intended to treat serious or life-threatening infections; and authorizes FDA to designate a drug as a “regenerative advanced therapy,” thereby making it eligible for certain expedited review and approval designations.

Segment Reporting

We are engaged solely in the discovery and development of medicines in the field of cellular metabolism. Accordingly, we have determined that we operate in one operating segment.

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

Name	Primary affiliation
Craig B. Thompson, M.D.	Memorial Sloan-Kettering Cancer Center

Joan Brugge, Ph.D.	Harvard Medical School

Lewis C. Cantley, Ph.D.	The Cancer Center at Weill Cornell Medical College and New York-Presbyterian Hospital

William G. Kaelin, Jr., M.D.	Dana-Farber Cancer Institute and Harvard Medical School

Tak W. Mak, Ph.D.	University of Toronto and the Campbell Family Institute for Breast Cancer Research

Pier Paolo Pandolfi, M.D., Ph.D.	Beth Israel Deaconess Medical Center

Charles Sawyers, M.D.	Memorial Sloan-Kettering Cancer Center

Shin-San Michael Su, Ph.D.	Decibel Therapeutics

Marc Tessier-Lavigne, Ph.D.	Stanford University

Matthew Vander Heiden, M.D., Ph.D.	Koch Institute for Integrative Cancer Research at MIT

Employees

As of December 31, 2016, we had 287 full-time employees, including 101 employees with M.D. or Ph.D. degrees. Of these full-time employees, 163 employees are engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Item 1A. Risk Factors.

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 1 of this Annual Report on Form 10-K for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net losses were $198.5 million, $117.7 million and $53.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $483.2 million. We have never generated any revenue from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations primarily through private placements of our preferred stock, our initial public offering and the concurrent private placement, our follow-on public offerings and our collaboration agreements with Celgene Corporation and its subsidiaries, or Celgene, focused on cancer metabolism and metabolic immuno-oncology. We have devoted substantially all of our efforts to research and development. We are in clinical development stages of our product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. Although we may from time to time report profitable results, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	initiate and continue clinical trials for our product candidates, including our most advanced product candidates: enasidenib, ivosidenib (AG-120), AG-881 and AG-348;

•	continue our research and preclinical development of our product candidates;

•	seek to identify additional product candidates;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;

•	require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel;

•	add additional personnel to support our product development and planned future commercialization efforts and our operations;

•	add equipment and physical infrastructure to support our research and development; and

•	acquire or in-license other medicines and technologies.

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

We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2016, together with anticipated interest income, and the anticipated expense reimbursements under our collaboration agreements will fund our operating and capital expenditure requirements through at least the end of 2018. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our product candidates;

•	the success of, and developments regarding, our collaborations;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	our ability to establish and maintain additional collaborations on favorable terms, if at all; and

•	the extent to which we acquire or in-license other medicines and technologies.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. We do not expect to generate significant commercial revenue unless, and until, we obtain marketing approval for and commercialize at least one of our product candidates, which may not occur for many years, if at all. In addition, our product candidates, if approved, may not achieve commercial success. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than our collaborations, which are limited in scope and duration. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may require us to enter into agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

Our scientific approach focuses on using our proprietary technology to identify key metabolic enzymes in cancer, rare genetic metabolic disorders, or RGDs, or other diseased cells in the laboratory and then using these key enzymes to screen for and identify product candidates targeting cellular metabolism. In May 2016 we entered into a new collaboration agreement, or the 2016 Agreement, focused on metabolic immuno-oncology. Metabolic immuno-oncology is an emerging field of cancer research focused on altering the metabolic state of immune cells to enhance the body’s immune response to cancer.

Any medicines that we develop may not effectively correct metabolic pathways or alter the metabolic state of immune cells. Even if we are able to develop a product candidate that targets cellular metabolism in preclinical studies, we may not succeed in demonstrating safety and efficacy of the product candidate in human clinical trials. Our focus on using our proprietary technology to screen for and identify product candidates targeting cellular metabolism may not result in the discovery and development of commercially viable medicines to treat cancer or RGDs.

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

We have invested a significant portion of our efforts and financial resources in the identification of our most advanced product candidates, enasidenib, ivosidenib (AG-120) and AG-881 for the treatment of hematological and solid tumors and AG-348 for the treatment of PK deficiency. We or our collaborator have initiated clinical trials for these product candidates. We have not commenced clinical trials for any of our other product candidates. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of these product candidates by our collaborators and us. The success of our product candidates will depend on many factors, including the following:

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

We, and any collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the European Medicines Agency, or the EMA, impose similar requirements. We have not previously submitted a new drug application, or NDA, to the FDA or similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Celgene submitted an NDA to the FDA for enasidenib in relapsed and/or refractory, or R/R, acute myeloid leukemia, or AML, in December 2016. We plan to explore a similar regulatory pathway for ivosidenib (AG-120), and we expect to submit a NDA ivosidenib (AG-120) in IDH1 mutant-positive R/R AML by the end of 2017. However, we can provide no assurance that we will successfully submit an NDA for ivosidenib (AG-120), or that such NDAs, once submitted, will receive regulatory approval on the timeframe we expect, or at all.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of product development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. For instance, in December 2016, we withdrew our investigational new drug application for AG-519, our second PKR activator, following verbal notification of a clinical hold from the FDA relating to a previously disclosed case of drug-induced cholestatic hepatitis which occurred in our phase 1 clinical trial of AG-519 in healthy volunteers. Although these decisions and this hepatic adverse event finding do not affect our ongoing global phase 2 clinical trial (DRIVE PK) for AG-348, our first PKR activator, we cannot provide any assurances that there will not be similar or other treatment-related severe adverse events in DRIVE PK or our other clinical trials, that our other trials will not be placed on clinical hold in the future, or that patient recruitment for DRIVE PK or our other trials will not be adversely impacted.

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

Utilizing our precision medicine approach, we focus our development activities on genetically or biomarker defined patients most likely to respond to our therapies. As a result, the potential patient populations for our clinical trials are narrowed, and we may experience difficulties in identifying and enrolling a sufficient number of patients in our clinical trials. In particular, the successful completion of our clinical development program for AG-348 for the treatment of PK deficiency is dependent upon our ability to enroll a sufficient number of patients with PK deficiency. PK deficiency is a rare disease with a small patient population. Further, there are only a limited number of specialist physicians that regularly treat patients with PK deficiency and major clinical centers that support PK deficiency are concentrated in a few geographic regions. The small population of patients, the nature of the disease and limited trial sites may make it difficult for us to enroll enough patients to complete our clinical trials for AG-348 for PK deficiency in a timely and cost-effective manner.

In addition, other companies are conducting clinical trials, or may in the future conduct clinical trials, which may have similar eligibility criteria as our current or future clinical trials. For example, Novartis International AG, or Novartis, is currently conducting a phase 1 clinical trial of its IDH1 mutant inhibitor, IDH305, in patients with advanced malignancies, and this trial and other trials may compete with our clinical trials of ivosidenib (AG-120) and/or AG-881 for eligible patients with hematological and/or other malignancies harboring an IDH1 mutation. Competition for these patients may make it particularly difficult for us to enroll enough patients to complete our clinical trials for ivosidenib (AG-120) or AG-881 in a timely and cost-effective manner.

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

All of our most advanced product candidates are still in clinical stage development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, any future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If adverse effects were to arise in patients being treated with any of our product candidates, it could require us to halt, delay or interrupt clinical trials of such product candidate or adversely affect our ability to obtain requisite approvals to advance the development and commercialization of such product candidate. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any future collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in earlier stage testing for treating cancer, RGDs or other diseases have later been found to cause side effects that prevented further development of the compound. For instance, in December 2016, we withdrew our investigational new drug application for AG-519, our second PKR activator, following verbal notification of a clinical hold from the FDA relating to a previously disclosed case of drug-induced cholestatic hepatitis which occurred in our phase 1 clinical trial of AG-519 in healthy volunteers. Although these decisions and this hepatic adverse event finding do not affect our ongoing global phase 2 clinical trial (DRIVE PK) for AG-348, our first PKR activator, we cannot provide any assurances that there will not be similar or other treatment-related severe adverse events in DRIVE PK or our other clinical trials, that our other trials will not be placed on clinical hold in the future, or that patient recruitment for DRIVE PK or our other trials will not be adversely impacted.

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

Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drug candidates, we believe that our success will depend, in part, on our ability to develop companion diagnostics, which are assays or tests to identify an appropriate patient population for these drug candidates. There has been limited success to date industry-wide in developing these types of companion diagnostics. To be successful, we need to address a number of scientific, technical and logistical challenges. We have little experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with any of our therapeutic product candidates that receive marketing approval. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing diagnostics, we rely and expect to continue to rely in part or in whole on third parties for their design and manufacture. We also depend on Celgene for the development of companion diagnostics for some of our cancer therapeutic product candidates. If any parties, including without limitation Celgene or us, or any third parties engaged by Celgene or us are unable to successfully develop companion diagnostics for our therapeutic product candidates, or experience delays in doing so:

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

As a result of any of these events, our business would be harmed, possibly materially.

We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates.

We have never obtained marketing approval for a product candidate. Celgene submitted an NDA to the FDA for enasidenib in R/R AML in December 2016. We plan to explore a similar regulatory pathway for ivosidenib (AG-120), and we expect to submit a NDA ivosidenib (AG-120) in IDH1 mutant-positive R/R AML by the end of 2017. It is possible that the FDA may refuse to accept for substantive review any NDAs that we and/or Celgene submit for our product candidates, including the NDAs that Celgene submitted for enasidenib and that we plan to submit for ivosidenib (AG-120), or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates. If the FDA does not accept or approve our NDAs for any of our product candidates, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required trials or studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our product candidates, generating revenue and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for our product candidates, which could significantly harm our business.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and we and our collaborators will face competition with respect to any product candidates that we or they may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates, such as AML and high risk myelodysplasia. For example, Jazz Pharmaceuticals plc, Novartis, Seattle Genetics, Inc. and Abbvie Inc. (in collaboration with Roche Holdings Inc., or Roche) are each developing therapies to treat AML. Some competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches, for example, in the area of RGDs. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

There are also a number of product candidates in preclinical or clinical development by third parties to treat cancer and RGDs by targeting cellular metabolism. These companies include large pharmaceutical companies, including AstraZeneca plc, Eli Lilly and Company, Roche and its subsidiary Genentech, Inc., GlaxoSmithKline plc, Merck & Co., Novartis with its IDH1 mutant inhibitor IDH305, Pfizer, Inc., and Genzyme, a Sanofi company. There are also biotechnology companies of various sizes that are developing therapies to target cellular metabolism, including Alexion Pharmaceuticals, Inc., BioMarin Pharmaceutical Inc., Calithera Biosciences, Inc., Cornerstone Pharmaceuticals, Inc., Forma Therapeutics Holdings LLC with its IDH1 mutant inhibitor FT-2102, Shire Biochem Inc., Raze Therapeutics, Inc. and Selvita S.A. In addition, there are several companies developing immunotherapies, including metabolic immunotherapies, targeting cancer, including AstraZeneca PLC, Merck, Bristol-Myers Squibb Company and Novartis. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage as we advance or expand our clinical trials and if we successfully commercialize any medicine. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. In addition, if one of our collaboration partners were to become subject to product liability claims or were unable to successfully defend themselves against such claims, any such collaboration partner could be more likely to terminate such relationship with us and therefore substantially limit the commercial potential of our products.

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

Risks Related to Our Dependence on Third Parties

We depend on our collaborations and may depend on collaborations with additional third parties for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We are party to several collaboration agreements. These collaborations involve complex allocations of rights, provide for milestone payments to us based on the achievement of specified clinical development, regulatory and commercial milestones, provide us with royalty-based revenue if certain product candidates are successfully commercialized and provide for cost reimbursements of certain development activities. We cannot predict the success of these collaborations.

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

Collaborations involving our product candidates, including our collaborations, pose the following risks to us:

•	Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations. For example, under the 2010 Agreement, the AG-881 Agreements and programs under a co-development and co-commercialization agreement pursuant to the 2016 Agreement, development and commercialization plans and strategies for licensed programs, such as enasidenib, will be conducted in accordance with a plan and budget approved by a joint committee comprised of equal numbers of representatives from each of us and Celgene, as to which Celgene may have final decision-making authority.

•	Collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities. For example, under the 2016 Agreement, it is possible for Celgene to elect not to progress into preclinical development a product candidate that we have nominated and the joint research committee confirmed, without triggering a termination of the collaboration arrangement.

•	Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing, which may result in a need for additional capital to pursue further development or commercialization of the applicable product candidate. For example, under the 2010 Agreement and the 2016 Agreement, it is possible for Celgene to terminate the agreement, upon 90 days prior written notice, with respect to any product candidate at any point in the research, development and clinical trial process, without triggering a termination of the remainder of the collaboration arrangement.

•	Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our medicines or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.

•	Collaborators with marketing and distribution rights to one or more medicines may not commit sufficient resources to the marketing and distribution of such medicine or medicines.

•	Collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation. For example, under specified circumstances Celgene has the first right to maintain or defend our intellectual property rights with respect to enasidenib under the 2010 Agreement and, although we may have the right to assume the maintenance and defense of our intellectual property rights if Celgene does not, our ability to do so may be compromised by Celgene’s actions.

•	Disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our medicines or product candidates or that result in costly litigation or arbitration that diverts management attention and resources.

•	We may lose certain valuable rights under circumstances identified in our collaborations, including, in the case of our agreements with Celgene, if we undergo a change of control.

•	Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. For example, Celgene can terminate its agreements with us, in their entirety or with respect to enasidenib under the 2010 Agreement or any program under the 2016 Agreement, upon 90 days’ notice and can terminate each entire agreement with us in connection with a material breach of the agreement by us that remains uncured for a period ranging from 60 to 90 days.

•	Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all.

•	If a present or future collaborators of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.

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

Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

Our reliance on third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our responsibility to comply with any such standards. We and these third parties are required to comply with current good clinical practices, or cGCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic

Area and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with cGCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practices, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a U.S. government-sponsored database, clinicaltrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, third parties on whom we rely may also have relationships with other entities, some of which may be our competitors. In addition, these third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our on-going clinical, nonclinical and preclinical programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines. As a result, our results of operations and the commercial prospects for our medicines would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing and for commercial supply of any of these product candidates for which we or our collaborators obtain marketing approval. To date, we have obtained materials for our product candidates for our ongoing preclinical and clinical testing from third-party manufacturers. We do not have any long-term supply agreements with the third-party manufacturers, and we purchase our required drug supply on a purchase order basis.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We have in the past and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our medicines and technology, including interference proceedings before the U.S. Patent and Trademark Office. For example, in 2011, The Leonard and Madlyn Abramson Family Cancer Research Institute at the Abramson Cancer Center of the University of Pennsylvania initiated a lawsuit against us, one of our founders, Craig B. Thompson, M.D., and Celgene, alleging misappropriation of intellectual property and, in 2012, the Trustees of the University of Pennsylvania initiated a similar lawsuit against us and Dr. Thompson. Each of these lawsuits was settled in 2012. We are not aware of any other legal proceedings having been filed against us to date. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we or one of our collaborators are found to infringe a third party’s intellectual property rights, we or they could be required to obtain a license from such third party to continue developing and marketing our medicines and technology. However, we or our collaborators may not be able to obtain any required license on commercially reasonable terms or at all. Even if we or our collaborators were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. We or our collaborators could be forced, including by court order, to cease developing and commercializing the infringing technology or medicine. In addition, we or our collaborators could be found liable for monetary damages. A finding of infringement could prevent us or our collaborators from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we or our collaborators have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

In the United States, enasidenib and ivosidenib (AG-120) received fast track designation for treatment of patients with acute myelogenous leukemia, or AML, that harbor an IDH2 and IDH1 mutation, respectively. If a drug is intended for the treatment of a serious or life-threatening disease or condition and the drug demonstrates the potential to address unmet medical needs for this disease or condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for such designation, the FDA may decide not to grant it. Even though enasidenib and ivosidenib (AG-120) have received fast track designation for treatment of patients with AML that harbor an IDH2 and IDH1 mutation, respectively, we may not experience a faster development process, review or approval, if at all, compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

In addition, with the new Administration and Congress, there will likely be additional legislative changes, including repeal and replacement of certain provisions of the PPACA. It remains to be seen, however, precisely what the new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop product candidates.

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

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain our key executives and scientific leadership and to attract, retain and motivate qualified personnel.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately, disclose unauthorized activities to us, or comply with securities laws. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, including for illegal insider trading activities, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

As of December 31, 2016, our executive officers, directors and a small group of stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

We incur costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

We have incurred and will continue to incur significant legal, accounting and other expenses as a public company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish with our periodic Exchange Act reports a report by our management on our internal control over financial reporting and are required to include with our annual report an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To maintain compliance with Section 404, we engaged in a process to document and evaluate our internal control over financial reporting, which has been, and will continue to be, both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, from time to time, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Ite m 1B. Unresolved Staff Comments

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been publicly traded on the NASDAQ Global Select Market under the symbol “AGIO” since July 24, 2013. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sales prices of our common stock as reported on the NASDAQ Global Select Market for each quarter in the years ended December 31, 2016 and 2015.

2016	High	Low
First Quarter	$66.87	$33.50
Second Quarter	$66.74	$39.36
Third Quarter	$54.99	$35.84
Fourth Quarter	$67.74	$40.59

2015	High	Low
First Quarter	$138.85	$88.03
Second Quarter	$126.35	$90.58
Third Quarter	$120.96	$67.52
Fourth Quarter	$81.77	$48.00

Holders

As of February 14, 2017, there were approximately 16 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

The following graph compares the performance of our common stock to The NASDAQ Composite Index and to The NASDAQ Biotechnology Index from July 24, 2013 (the first date that shares of our common stock were publicly traded) through December 31, 2016. The comparison assumes $100 was invested after the market closed on July 24, 2013 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of shares of our common stock during the fourth quarter of 2016.

Item 6. Selected Consolidated Financial Data

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements included in this Annual Report on Form 10-K. We have derived the statement of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 from our audited consolidated financial statements not included in this Annual report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
(in thousands, except share and per share amounts)	2016	2015	2014	2013	2012
Consolidated statements of operations:
Collaboration revenue – related party(1)	$69,892	$59,119	$65,358	$25,548	$25,106
Operating expenses:
Research and development (net of $19,714 and $25,173 of cost reimbursement from related party for the years ended December 31, 2016 and 2015, respectively)	220,163	141,827	100,371	54,502	41,037
General and administrative	50,714	35,992	19,120	9,929	7,064

Total operating expenses	270,877	177,819	119, 491	64,431	48,101

Loss from operations	(200,985)	(118,700)	(54,133)	(38,883)	(22,995)
Interest income	2,514	968	203	55	69

Loss before (benefit) provision for income taxes	(198,471)	(117,732)	(53,930)	(38,828)	(22,926)
(Benefit) provision for income taxes	—	—	(426)	579	(2,824)

Net loss	(198,471)	(117,732)	(53,504)	(39,407)	(20,102)
Cumulative preferred stock dividends	—	—	—	(4,162)	(7,190)

Net loss applicable to common stockholders	$(198,471)	$(117,732)	$(53,504)	$(43,569)	$(27,292)

Net loss per share applicable to common stockholders – basic and diluted	$(5.07)	$(3.15)	$(1.59)	$(2.83)	$(8.02)

Weighted-average number of common shares used in net loss per share applicable to common stockholders – basic and diluted	39,126,400	37,429,262	33,667,024	15,415,373	3,401,719

(1)	In July 2014, April 2015 and May 2016 we amended our collaboration agreements. Refer to the discussion in Note 3 to the consolidated financial statements appearing elsewhere in this Annual Report for further explanation of the amendments’ impact on collaboration revenue.

	December 31,
(in thousands)	2016	2015	2014	2013(1)	2012
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$573,564	$375,907	$467,447	$193,894	$127,976
Total assets	619,094	420,065	491,904	201,205	137,008
Total liabilities	260,503	74,947	67,538	69,723	93,110
Convertible preferred stock	—	—	—	—	115,922
Common stock	42	38	37	31	3
Additional paid-in capital	842,013	630,078	591,334	244,881	2,012
Accumulated deficit	(483,151)	(284,680)	(166,948)	(113,444)	(74,037)
Total stockholders’ equity (deficit)	358,591	345,118	424,366	131,482	(72,024)

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

Overview

We are a biopharmaceutical company committed to the fundamental transformation of patients’ lives through scientific leadership in the fields of cancer and rare genetic metabolic disorders. The Company has built a unique set of core capabilities in the field of cellular metabolism, with the goal of making transformative, first- or best-in-class medicines. Our therapeutic areas of focus are cancer and rare genetic metabolic disorders, which are a broad group of more than 600 rare genetic diseases caused by mutations, or defects, of single metabolic genes. In both of these areas, the Company is seeking to unlock the biology of cellular metabolism as a platform to create transformative therapies. Our most advanced cancer product candidates are enasidenib and ivosidenib (AG-120), which target mutated isocitrate dehydrogenase 2 and 1, or IDH2 and IDH1, respectively, and AG-881, which targets both mutated IDH1 and mutated IDH2. These mutations are found in a wide range of hematological malignancies and solid tumors. The lead product candidate in our rare genetic metabolic disorder, or RGD, programs, AG-348, targets pyruvate kinase-R for the treatment of pyruvate kinase deficiency. Pyruvate kinase deficiency is a rare disorder that often results in severe hemolytic anemia due to inherited mutations in the pyruvate kinase enzyme within red blood cells.

2016 Agreement

In May 2016, we entered into a master research and collaboration agreement, or the 2016 Agreement, with Celgene and Celgene RIVOT Ltd., a wholly owned subsidiary of Celgene. The 2016 Agreement establishes a new global collaboration focused on the research and development of immunotherapies against certain metabolic targets that exert their antitumor efficacy primarily via the immune system. In addition to new programs identified under the 2016 Agreement, Celgene and we have also agreed that all future development and commercialization of two remaining cancer metabolism programs discovered under the 2010 discovery and development collaboration and license agreement with Celgene, or the 2010 Agreement, including a program focused on methylthioadenosine phosphorylase, or MTAP, deleted cancers, will now be governed by the 2016 Agreement.

During the research term of the 2016 Agreement, we plan to conduct research programs focused on discovering compounds that are active against metabolic targets in the immuno-oncology, or IO, field. The initial four-year research term will expire on May 17, 2020. The research term may be extended for up to two or, in specified cases, up to four additional one-year terms by paying us a $40.0 million per year extension fee.

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

We will retain rights to any program that Celgene does not designate for further development or as to which it does not exercise its option.

Under the terms of the 2016 Agreement, following Celgene’s exercise of its option with respect to a program, the parties will enter into either a co-development and co-commercialization agreement if such program is in the IO field, or a license agreement if such program is in the I&I field. Under each co-development and co-commercialization agreement, the parties will co-develop and co-commercialize licensed products worldwide. Either we or Celgene will lead development and commercialization of licensed products for the United States and Celgene will lead development and commercialization of licensed products outside of the United States. Depending on the country, the parties will each have the right to provide a portion of field-based marketing activities. Under each license agreement, Celgene will have the sole right to develop and commercialize licensed products worldwide.

AG-120 Letter Agreement

Also in May 2016, the parties agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which ivosidenib (AG-120) is the lead development candidate. Under the 2010 Agreement, Celgene had held development and commercialization rights to the IDH1 program outside of the United States, and we held such rights inside the United States. As a result of the termination, we obtained global rights to ivosidenib (AG-120) and the IDH1 program. Neither party will have any further financial obligation, including royalties or milestone payments, to the other concerning ivosidenib (AG-120) or the IDH1 program. Under the terms of the termination, the parties are released from their exclusivity obligations under the 2010 Agreement with respect to the IDH1 program. The ivosidenib (AG-120) termination does not affect the AG-881 Agreements, which are directed at both the IDH1 target and the IDH2 target.

AG-881 Agreements

During April 2015, we selected a third novel IDH mutant inhibitor, AG-881, for clinical development. On April 27, 2015, we entered into a joint worldwide development and profit share collaboration and license agreement with Celgene; our wholly owned subsidiary, Agios International Sarl, which was organized in Switzerland in April 2015, entered into a collaboration and license agreement with Celgene International II Sarl. Both of these agreements are collectively referred to as the AG-881 Agreements. The AG-881 Agreements establish a worldwide collaboration focused on the development and commercialization of AG-881 products. Under the terms of the AG-881 Agreements, we received initial upfront payments totaling $10.0 million in May 2015 and are eligible to receive up to $70.0 million in milestone-based payments. The parties will equally split all worldwide development costs, subject to specified exceptions, as well as any profits from any net sales of, or commercialization losses related to, licensed AG-881 products.

2010 Agreement

In April 2010, we entered into the 2010 Agreement, with a focus on targeting cancer metabolism. The goal of the collaboration under the 2010 Agreement was to discover, develop and commercialize disease-altering therapies in oncology based on our cancer metabolism research platform that have achieved development candidate status. We initially led research, preclinical and early clinical development for all cancer metabolism programs under the collaboration. The discovery phase of the collaboration under the 2010 Agreement expired in April 2016.

Under the terms of the 2010 Agreement, Celgene leads and funds global development and commercialization of enasidenib, the sole remaining program under the 2010 Agreement, for which it exercised its option to obtain a co-commercialization license. We are eligible to receive up to $120.0 million in milestone-based payments as well as royalties on any sales on enasidenib; in January 2016, we earned a $25.0 million milestone upon the achievement of a specified clinical development event.

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

Since inception, we have incurred significant operating losses. Our net losses were $198.5 million, $117.7 million and $53.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $483.2 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from year to year. We anticipate that our expenses will increase significantly as we continue to advance and expand clinical development activities for our lead programs, enasidenib, ivosidenib (AG-120), AG-881 and AG-348; continue to discover and validate novel targets and drug product candidates; expand and protect our intellectual property portfolio; and hire additional commercial, development and scientific personnel.

Financial Operations Overview

Revenue

Through December 31, 2016, we have not generated any revenue from product sales. Substantially all of our revenue to date has been derived from our collaborations. In the future, we will seek to generate revenue from a combination of product sales, upfront payments, cost reimbursements, milestone payments, and royalties on future product sales.

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

Reimbursement of research and development costs under our collaboration agreements are recognized as revenue, provided we have determined that we are acting primarily as a principal in the transaction according to the provisions outlined in ASC 605-45, Revenue Recognition – Principal Agent Considerations, the amounts are determinable and collection of the related receivable is reasonably assured.

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

Revenue from milestones, if they are nonrefundable and deemed substantive, are recognized upon achievement of the milestones. We recognize revenue associated with non-substantive milestones upon achievement of the milestone if there are no undelivered elements and we have no remaining performance obligations.

Research and development expenses

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as our product candidate development programs progress. However, the successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development and commercialize these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from enasidenib, ivosidenib (AG-120), AG-881, AG-348 or any of our other product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

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

Research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed. Reimbursements received under our collaboration agreements for certain costs for which we are not the principal in the transaction according to the provisions of ASC 605-45 are recorded as a reduction to research and development expense.

The following summarizes our most advanced current research and development programs.

Enasidenib

Enasidenib is an orally available, selective, potent inhibitor of the mutated IDH2 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH2 mutations, including those with AML, who have a historically poor prognosis. In December 2016, our partner Celgene submitted a NDA, to the U.S. Food and Drug Administration, or FDA, for enasidenib in relapsed and/or refractory AML, or R/R AML. The NDA is based on data from the ongoing phase 1/2 study of enasidenib in patients with advanced hematologic malignancies with an IDH2 mutation. In June 2014, the FDA granted us orphan drug designation for enasidenib for treatment of patients with AML and in August 2014, we announced that the FDA granted fast track designation to enasidenib for treatment of patients with AML that harbor an IDH2 mutation. In April 2016, we and Celgene received European Medicines Agency, or EMA, orphan drug designation for enasidenib for the treatment of AML. We continue to evaluate enasidenib in clinical trials evaluating hematological cancers with IDH2 mutations. To date, all clinical data reported by us and our collaborators in hematological cancers highlights that the mechanism of response is consistent with preclinical studies, including substantial reduction of plasma 2-hydroxygluturate, or 2HG, levels, as well as evidence of cellular differentiation and normalization of cell counts in the bone marrow and blood. This differentiation effect is distinct from that seen with traditional chemotherapeutics commonly used to treat AML.

Celgene maintains worldwide development and commercial rights to enasidenib and Celgene will fund the future development and commercialization costs related to this program. Under the 2010 Agreement, Celgene is responsible for all development costs for enasidenib, and we are eligible to receive up to $120.0 million in milestone payments and a tiered royalty on any net sales of products containing enasidenib. In January 2016, we earned a $25.0 million milestone payment upon initiation of the IDHENTIFY clinical trial, as described below. In addition to contributing our scientific and translational expertise, we will continue to conduct some clinical development and regulatory activities within the enasidenib development program under the 2010 Agreement. We also have co-commercialization rights to provide up to one-third of the commercialization efforts and will be reimbursed for those efforts.

We and Celgene are evaluating enasidenib in the following clinical trials:

•

A phase 1/2 multicenter, open-label, clinical trial to assess the safety, clinical activity, and tolerability of enasidenib in patients with advanced hematologic malignancies with an IDH2 mutation. The trial includes a dose-escalation phase and the following five expansion cohorts, all of which have completed accrual: (i) a cohort of 25 patients aged 60 years or older with IDH2 mutant-positive R/R AML, or any IDH2-mutant positive AML patient, regardless of age, who has relapsed following a bone marrow transplant, or BMT; (ii) a cohort of 25 patients aged less than 60 years with IDH2 mutant-positive R/R AML, not including patients with AML who have relapsed following a BMT; (iii) a cohort of 25 patients aged 60 years or older with untreated IDH2 mutant-positive AML who decline standard of care chemotherapy; (iv) a cohort of 25 patients with IDH2 mutant-positive advanced hematologic malignancies not eligible for cohorts for the previous three cohorts; and (v) a cohort of approximately 125 patients with IDH2 mutant-positive AML who are in second or later relapse, refractory to second-line induction or reinduction treatment, or have relapsed after allogeneic transplantation.

•	IDHENTIFY, an international phase 3, multi-center, open-label, randomized clinical trial designed to compare the efficacy and safety of enasidenib versus conventional care regimens in patients 60 years or older with IDH2 mutant-positive AML that is refractory to or relapsed after second- or third-line therapy. In January 2016, in conjunction with the initiation of the IDHENTIFY clinical trial, we received a milestone payment of $25.0 million from Celgene pursuant to the 2010 Agreement.

•	A phase 1b, multicenter, international, open-label clinical trial to evaluate the safety and clinical activity of enasidenib or ivosidenib (AG-120) in combination with induction and consolidation therapy in patients with newly diagnosed AML with an IDH2 or IDH1 mutation who are eligible for intensive chemotherapy. The trial will evaluate continuous dosing for up to one year with enasidenib administered at an initial oral dose of 100 mg once daily in patients with an IDH2 mutation or ivosidenib (AG-120) administered at an initial oral dose of 500 mg once daily in patients with an IDH1 mutation. Enasidenib or ivosidenib (AG-120) will be administered with two types of AML induction therapies (cytarabine with either daunorubicin or idarubicin) and two types of AML consolidation therapies (mitoxantrone with etoposide [ME] or cytarabine).

•	A phase 1/2 frontline combination clinical trial, conducted by Celgene, of either enasidenib or ivosidenib (AG-120) in combination with VIDAZA® (azacitidine) in newly diagnosed AML patients not eligible for intensive chemotherapy, with a phase 1 component to determine the safety of the combinations, followed by a phase 2 randomized component evaluating the safety and clinical activity of each investigational combination versus single-agent VIDAZA® using a primary endpoint of overall response rate.

Celgene maintains worldwide development and commercial rights to enasidenib and it will fund the future development and commercialization costs related to this program.

Ivosidenib (AG-120)

Ivosidenib (AG-120) is an orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH1 mutations. Mutations in IDH1 have been identified in difficult to treat hematologic and solid tumor cancers, including AML, chondrosarcoma, cholangiocarcinoma, and glioma where both the treatment options and prognosis for patients are poor. On May 18, 2015, we announced that the FDA granted fast track designation to ivosidenib (AG-120) for treatment of patients with AML that harbor an IDH1 mutation. On June 10, 2015, the FDA granted us orphan drug designation for ivosidenib (AG-120) for treatment of patients with AML. In November 2016, the FDA granted fast-track designation to ivosidenib (AG-120) for treatment of patients with previously treated, unresectable or metastatic cholangiocarcinoma with and IDH1 mutation. In January 2017, we announced that we intend to submit an NDA to the FDA for ivosidenib (AG-120) in R/R AML by the end of 2017.

We are evaluating ivosidenib (AG-120) in the following clinical trials:

•

A phase 1 multicenter, open-label, dose-escalation and expansion clinical trial for ivosidenib (AG-120), designed to assess its safety, clinical activity and tolerability as a single agent in patients with advanced hematologic malignancies with an IDH1 mutation. Four expansion cohorts have been added to the trial. The first cohort will evaluate 125 AML patients who are in second or later relapse, are refractory to second-line induction or reinduction treatment, or have relapsed after allogeneic transplantation. The second cohort will evaluate 25 untreated AML patients. The third cohort will evaluate 25 patients with other non-AML IDH1 mutant-positive relapsed or refractory advanced hematologic malignancies. The fourth cohort will evaluate patients with relapsed IDH1 mutant-positive AML not eligible for the first arm or standard of care chemotherapy. Ivosidenib (AG-120) is administered at a 500 mg once daily oral dose, in 28-day cycles.

•	A phase 1 multicenter, open-label, dose-escalation and expansion clinical trial for ivosidenib (AG-120), designed to assess its safety, clinical activity and tolerability as a single agent in patients with advanced solid tumors with an IDH1 mutation, including glioma, intrahepatic cholangiocarcinoma, or IHCC, and chondrosarcomas. Enrollment is now complete for four expansion cohorts of 25 patients each in (i) low grade glioma with at least six months of prior scans to assess volumetric changes, (ii) second-line cholangiocarcinoma, (iii) high grade, or metastatic, chondrosarcoma, and (iv) other solid tumors with an IDH1 mutation, who will receive the recommended dose of 500 mg of ivosidenib (AG-120) once daily.

•	ClarIDHy, a registration-enabling phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial of ivosidenib (AG-120) in previously-treated patients with nonresectable or metastatic cholangiocarcinoma with an IDH1 mutation. The trial was initiated in December of 2016.

•	A phase 1b, multicenter, international, open-label clinical trial to evaluate the safety and clinical activity of enasidenib or ivosidenib (AG-120) in combination with induction and consolidation therapy in patients with newly diagnosed AML with an IDH2 or IDH1 mutation who are eligible for intensive chemotherapy. The trial is evaluating continuous dosing for up to one year with enasidenib administered at an initial oral dose of 100 mg once daily in patients with an IDH2 mutation or ivosidenib (AG-120) administered at an initial oral dose of 500 mg once daily in patients with an IDH1 mutation. Enasidenib or ivosidenib (AG-120) will be administered with two types of AML induction therapies (cytarabine with either daunorubicin or idarubicin) and two types of AML consolidation therapies (mitoxantrone with etoposide [ME] or cytarabine).

•	A phase 1/2 frontline combination clinical trial, conducted by Celgene, of either enasidenib or ivosidenib (AG-120) in combination with VIDAZA® (azacitidine) in newly diagnosed AML patients not eligible for intensive chemotherapy. The phase 1 component will determine the safety of the combinations, followed by a phase 2 randomized component evaluating the safety and clinical activity of each investigational combination versus single-agent VIDAZA® using a primary endpoint of overall response rate.

In the first half of 2017, we intend to initiate AGILE, a global, registration-enabling phase 3 clinical trial combining ivosidenib (AG-120) and VIDAZA® in newly diagnosed AML patients with an IDH1 mutation ineligible for intensive chemotherapy.

Upon termination of the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which ivosidenib (AG-120) is the lead development candidate, we obtained global development and commercial rights to ivosidenib (AG-120) and the IDH1 program and expect to fund the future development and commercialization costs related to the program. Neither party has any further financial obligation, including royalties or milestone payments, to the other concerning ivosidenib (AG-120) or the IDH1 program.

AG-881: brain penetrant pan-IDH program

AG-881 is an orally available, selective, brain-penetrant, pan-IDH mutant inhibitor, which provides added flexibility to our current portfolio of IDH mutant inhibitors. We and Celgene are jointly collaborating on a worldwide development program, wherein we share worldwide development costs and profits and Celgene would book any worldwide commercial sales. We will lead commercialization in the United States with both companies sharing equally in field-based commercial activities, and Celgene will lead commercialization outside of the United States with us providing one third of field-based commercial activities in the major EU markets. Under the AG-881 Agreements, we are eligible to receive up to $70.0 million in potential milestone payments related to AG-881. We may also receive royalties at tiered, low- to mid-teen percentage rates on net sales if Celgene elects to not participate in the development and commercialization of AG-881.

We are conducting two phase 1 multi-center, open-label clinical trials of AG-881, one in patients with advanced IDH1 or IDH2 mutant-positive solid tumors, including glioma, and the other in patients with advanced IDH1 or IDH2 mutant-positive hematologic malignancies whose cancer has progressed on a prior IDH inhibitor therapy. The goal of these trials is to evaluate the safety, pharmacokinetics, pharmacodynamics and clinical activity of AG-881 in advanced solid tumors and hematologic malignancies, respectively.

AG-348: lead PKR activator

AG-348 is an orally available small molecule and a potent activator of the wild-type (normal) and mutated PKR enzyme, which has resulted in restoration of adenosine triphosphate, or ATP, levels and a decrease in 2,3-diphosphoglycerate, or 2,3-DPG, levels in blood sampled from patients with PK deficiency and treated ex-vivo with AG-348. The wild-type PKR activity of AG-348 allowed the study of enzyme activation in healthy volunteers, providing an opportunity to understand the safety, dosing and pharmacodynamic activity of AG-348 prior to entering a proof-of-concept study in patients. On March 24, 2015, the FDA granted us orphan drug designation for AG-348 for treatment of patients with PK deficiency. In December 2016, we announced our decision to advance AG-348 into pivotal development for PK deficiency.

We are evaluating AG-348 in DRIVE PK, a global phase 2, first-in-patient, open-label safety and efficacy clinical trial of AG-348 in adult, transfusion-independent patients with PK deficiency.

We have worldwide development and commercial rights to AG-348 and expect to fund the future development and commercialization costs related to this program.

AG-519

AG-519 is an orally available small molecule and is a potent activator of the PKR enzyme, with comparable biochemical, cellular and in-vivo activity to AG-348, and was developed as our second PKR activator. We were evaluating AG-519 in a placebo-controlled phase 1 integrated single ascending dose and multiple ascending dose clinical trial in healthy volunteers. In December 2016, we announced that we are no longer developing AG-519 and withdrew our IND for AG-519, following a verbal notification of a clinical hold from the FDA.

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

Revenue recognition

We recognize revenue in accordance with FASB ASC 605, Revenue Recognition. Accordingly, revenue is recognized for each unit of accounting when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the seller’s price to the buyer is fixed or determinable; and

•	collectability is reasonably assured.

Our revenue to date has primarily been generated from the 2010 Agreement, the AG-881 Agreements and the 2016 Agreement.

Collaboration and License Revenue

In January 2011, we adopted FASB Accounting Standards Update (ASU) No. 2009-13, Multiple-Element Revenue Arrangements (ASU No. 2009-13), which was codified as ASC 605-25, on a prospective basis for all revenue arrangements entered into or materially modified after the adoption date. The 2010 Agreement was entered into prior to January 1, 2011 and we initially applied our prior accounting policy with respect to the arrangement. Under this policy, when evaluating multiple element arrangements, we considered whether the components of the arrangement should be accounted for individually as separate units of accounting based on whether (1) the elements have stand-alone value, and (2) we are able to estimate the fair value of all undelivered elements under the arrangement.

In July 2014, we amended our 2010 Agreement. The amendment was determined to be a material modification pursuant to ASU No. 2009-13. As a result of the amendment, we were required to reevaluate the agreement under ASC 605-25, and began recognizing revenue for the arrangement under this guidance on a prospective basis, as discussed further in Note 3 to our consolidated financial statements appearing elsewhere in this Annual Report. As required, all new contracts or modifications to existing contracts, including the AG-881 Agreements entered into in April 2015 will be accounted for under ASC 605-25.

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

If a deliverable meets both criteria above, it is considered a separate unit of accounting. If a deliverable does not meet both criteria above, it will be evaluated in combination with other deliverables and, if appropriate, aggregated to form one unit of accounting. The arrangement consideration is then allocated to each unit of accounting based on the relative selling price, using the Company’s best estimate of selling price of each unit of accounting, if vendor specific objective evidence or third party evidence is not available. The provisions of ASC 605-25, Multiple-Element Arrangements, are then applied to each unit of accounting to determine the appropriate revenue recognition.

We recognize revenue for the units of accounting over the term of the related contract or as undelivered items are delivered (proportional performance method), as appropriate. Under the proportional performance method, the consideration allocated to each unit of accounting is recognized as revenue based on the ratio of the level of effort incurred to date compared to the total estimated level of effort required to complete the Company’s performance obligations under the unit of accounting. Determining the total estimated level of effort required to complete all performance obligations requires management judgment and estimation, including assumptions regarding future operating performance, the timelines of the clinical trial approvals and the estimated patient populations.

Reimbursement of research and development costs under our collaboration agreements are recognized as revenue, provided we have determined that we are acting primarily as a principal in the transaction according to the provisions outlined in FASB ASC 605-45, the amounts are determinable and collection of the related receivable is reasonably assured.

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

Milestone Revenue

We apply the provisions of ASC 605-28, Revenue Recognition–Milestone Method (ASC 605-28), pursuant to which management may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. In accordance with ASC 605-28, at the inception of each arrangement that includes milestone payments, we evaluate each contingent payment on an individual basis to determine whether they are considered substantive milestones, specifically reviewing factors such as the degree of certainty in achieving the milestone, the research and development risk and other risks that must be overcome to achieve the milestone, as well as the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

Revenue from milestones, if they are nonrefundable and deemed substantive, are recognized upon achievement of the milestones. We recognize revenue associated with non-substantive milestones upon achievement of the milestone if there are no undelivered elements and we have no remaining performance obligations.

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

Stock-based compensation

We account for our stock-based compensation awards in accordance with ASC Topic 718, Compensation–Stock Compensation (ASC 718). ASC 718 requires all stock-based awards granted to employees, including employee stock options, restricted stock units, performance-based stock units and participation in the employee stock purchase plan, to be recognized in the consolidated statements of operations based on their grant date fair values. For stock-based awards granted to employees and to members of the board of directors for their services on the board of directors and for participation in employee stock purchase plan, we estimate the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, we recognize stock-based compensation expense, net of estimated forfeitures, equal to the grant date fair value of stock options on a straight-line basis over the requisite service period. For awards subject to both performance and service-based vesting conditions, we recognize stock-based compensation expense using an accelerated recognition method if achievement of the performance criteria is considered probable.

Expected term

We use the “simplified method” as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share Based Payments, to estimate the expected term of stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the contractual term (ten years) and the weighted-average vesting term of the stock options, taking into consideration multiple vesting tranches. We utilize this method due to lack of historical data and the plain-vanilla nature of the share-based awards.

Volatility

Since we were privately held through July 2013, we alone do not have the relevant company-specific historical data to support our expected volatility. As such, we use a weighted-average of expected volatility based on the volatilities of a representative group of publicly traded biopharmaceutical companies; this representative group also includes us. For purposes of identifying representative companies, we considered characteristics such as number of product candidates and their stages of product development, area of therapeutic focus, length of trading history, companies’ stage of life cycle, size, and relevant financial metrics. The expected volatility has been determined using a weighted-average of the historical volatilities of the representative group of companies for a period equal to the expected term of the option grant. We intend to continue to consistently apply this process using similar entities until a sufficient amount of historical information regarding the volatility of our own share price becomes available or until circumstances change, such that the identified entities are no longer representative companies. In the latter case, more suitable, similar entities whose share prices are publicly available would be utilized in the calculation.

Risk-free rate

The risk-free rate is based on the yield curve of U.S. Treasury securities with periods commensurate with the expected term of the options being valued.

Dividends

We have never paid, and do not anticipate paying, any cash dividends in the foreseeable future, and therefore use an expected dividend yield of zero in the option-pricing model.

Forfeitures

Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest.

Stock-based payments issued to non-employees are recorded at their fair values and are revalued at each reporting date and as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 505, Equity.

If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. There have not been any material changes in our estimated fair values to date.

Performance-based stock options and performance-based stock units

Performance-based vesting criteria for stock options and stock units primarily relate to milestone events specific to our corporate goals, including but not limited to certain preclinical, clinical and regulatory milestones related to our product candidates. Stock-based compensation expense associated with these performance-based stock options and stock units are recognized if the performance condition is considered probable of achievement using management’s best estimates. Stock-based compensation related to performance-based milestones deemed to have been achieved is either fully recognized or is being recognized over the remaining service period.

Comparison of years ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Years ended December 31,
(in thousands)	2016	2015	Dollar change	% change
Collaboration revenue–related party	$69,892	$59,119	$10,773	18.2%
Operating expenses:
Research and development (net of $19,714 and $25,173 of cost reimbursement from related party for the years ended December 31, 2016 and 2015, respectively)	220,163	141,827	78,336	55.2
General and administrative	50,714	35,992	14,722	40.9

Loss from operations	(200,985)	(118,700)	(82,285)	69.3
Interest income	2,514	968	1,546	159.7

Net loss	$(198,471)	$(117,732)	$(80,739)	68.6%

Revenue. In May 2016, we entered into the 2016 Agreement pursuant to which we received a $200.0 million upfront payment and which required us to reevaluate the 2010 Agreement and AG-881 Agreements together with the 2016 Agreement. In addition, effective August 15, 2016, Celgene and we agreed to terminate the 2010 Agreement as to the ivosidenib (AG-120) program. For the year ended December 31, 2016, we recognized $69.9 million in revenue, which consists of $33.6 million related to new deliverables identified under the 2016 Agreement, including $10.8 million of revenue related to a change in estimate resulting from a reduction in the total level of effort required for a preclinical achievement of a program reaching earlier than planned, and the recognition of a $25.0 million milestone payment related to a substantial clinical development milestone achieved. No revenue associated with the ivosidenib (AG-120) program was recognized after the execution of the 2016 Agreement.

In April 2015, we entered into the AG-881 Agreements pursuant to which we received additional consideration and which required us to reevaluate the 2010 Agreement together with the AG-881 Agreements. For the year ended December 31, 2015, we recognized $59.1 million in revenue, which includes $27.8 million upon delivery of the ex-U.S. license for ivosidenib (AG-120) and U.S. and ex-U.S. licenses for AG-881.

Research and development expense. The increase in research and development expenses was primarily attributable to net increases of $46.5 million in external services and $31.8 million in internal expenses; both of these increases are inclusive of reimbursement of costs recorded as a reduction of research and development expenses.

We use our employee and infrastructure resources across multiple research and development programs, and we allocate internal employee-related and infrastructure costs, including stock-based compensation and facilities costs, as well as certain third-party costs, net of reimbursements under our collaboration agreements, to our research and development programs based on the personnel resources allocated to such program. Our allocated research and development expenses, by major program, are outlined in the table below:

	Years ended December 31,
(in thousands)	2016	2015	Dollar Change	% Change
IDH2 inhibitor (enasidenib)	$10,912	$17,537	$(6,625)	(37.8)%
Enasidenib reduction of R&D expenses	(1,902)	(7,925)	6,023	(76.0)
IDH1 inhibitor (ivosidenib (AG-120))	92,190	61,651	30,539	49.5
Ivosidenib (AG-120) reduction of R&D expenses(1)	(9,873)	(14,210)	4,337	(30.5)
Pan IDH inhibitor (AG-881)	20,482	16,292	4,190	25.7
AG-881 reduction of R&D expenses	(7,939)	(3,038)	(4,901)	161.3
PKR activator (AG-348)	19,104	19,597	(493)	(2.5)
PKR activator (AG-519)(2)	30,563	6,820	23,743	348.1
Other research and platform programs	66,626	45,103	21,523	47.7

Total research and development expenses, net	$220,163	$141,827	$78,336	55.2%

(1)	Celgene and we agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which ivosidenib (AG-120) is the lead development candidate. As a result of the termination, we obtained global development and commercial rights to ivosidenib (AG-120) and the IDH1 program and expect to fund all future development and commercialization costs related to the program. For the year ended December 31, 2016, we earned reimbursements of $10.8 million related to efforts under this program; however, as a result of the 2016 Agreement, this consideration is primarily recognized as collaboration revenue–related party.
(2)	In December 2016, we announced that we are no longer developing our second PKR activator, AG-519, and withdrew our IND for AG-519, following a verbal notification of a clinical hold from the FDA.

The changes in research and development expense depicted in the table were primarily attributable to the following:

•	Enasidenib costs decreased as Celgene assumed the primary development responsibility and has borne a majority of the third-party external costs related to two combination studies: (i) a phase 1b open-label clinical trial of enasidenib or ivosidenib (AG-120) in combination with induction and consolidation therapy, and (ii) phase 1/2 frontline combination clinical trial of either enasidenib or ivosidenib (AG-120) in combination with VIDAZA® (azacitidine).

Enasidenib reduction of research and development expenses decreased as a result of Celgene assuming the primary development responsibilities for enasidenib in the first quarter of 2015. The cost reimbursements only reflect third-party cost reimbursements.

•	Ivosidenib (AG-120) costs increased as a result of: (i) the two combination studies as described above, (ii) the ongoing enrollment in the expansion portion of the phase 1 clinical trial evaluating single agent ivosidenib (AG-120) in patients with IDH1 mutant-positive advanced hematologic malignancies and (iii) enrollment of the drug-to-drug interaction study. However, the majority of the cost increases are due to us funding 100% of the continued development and commercialization costs, subsequent to the August 15, 2016 termination described above, upon which we obtained global development and commercial rights to ivosidenib (AG-120) and the IDH1 program.

As described above, for the year ended December 31, 2016, we earned reimbursements of $10.8 million; however, as a result of the 2016 Agreement, this consideration is primarily recognized as collaboration revenue–related party.

•	AG-881 costs increased as a result of the ongoing enrollment of two phase 1 multi-center, open-label clinical trials, one in patients with advanced IDH1 or IDH2 mutant-positive solid tumors, including glioma, and the other in patients with advanced IDH1 or IDH2 mutant-positive hematologic malignancies.

As AG-881 development services progress, the amount recognized as reduction of AG-881 research and development expenses also increases.

•	AG-348 costs did not materially change as we continued conducting DRIVE PK, a global phase 2, first-in-patient, open-label safety and efficacy clinical trial in adult, transfusion-independent patients with PK deficiency.

•	AG-519 costs increased due to the initiation of an integrated SAD and MAD placebo-controlled phase 1 clinical trial of AG-519 in healthy volunteers in the first quarter of 2016. However, on December 15, 2016, we announced that we will no longer develop AG-519 and withdrew our IND application following a verbal notification of a clinical hold from the FDA.

•	The increase in the costs of other research and platform programs includes activities related to exploratory efforts, target validation and lead optimization for our discovery and follow-on programs and our proprietary metabolomics platform.

General and administrative expense. The increase in general and administrative expense was primarily attributable to the following:

•	an increase of $7.0 million in personnel costs related to an increase in our internal headcount of 29% which includes an increase of $1.7 million in stock-based compensation expense;

•	an increase of $1.1 million in professional service costs and insurance costs; and

•	an increase of $6.6 million in certain operating expenses, including consulting and facility costs.

Interest income. The increase in interest income is attributable to higher investment balances driven by our 2016 Agreement and a more diversified investment portfolio, resulting in higher interest earned.

Comparison of years ended December 31, 2015 and 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Years ended December 31,
(in thousands)	2015	2014	Dollar change	% change
Collaboration revenue–related party	$59,119	$65,358	$(6,239)	(9.5)%
Operating expenses:
Research and development (net of $25,173 of cost reimbursement from related party for the year ended December 31, 2015)	141,827	100,371	41,456	41.3
General and administrative	35,992	19,120	16,872	88.2

Loss from operations	(118,700)	(54,133)	(64,567)	119.3
Interest income	968	203	765	376.8
Income tax benefit	—	(426)	426	(100.0)

Net loss	$(117,732)	$(53,504)	$(64,228)	120.0%

Revenue. In July 2014, we amended our 2010 Agreement which resulted in the application of new accounting guidance to the agreement. As a result of the amendment, we were required to evaluate the agreement under the new revenue recognition accounting guidance on a prospective basis, which resulted in additional revenue being recognized. Prior to the July 2014 amendment, arrangement consideration was recognized ratably over the estimated period of performance. Under this new guidance, the best estimate of selling price of all undelivered units of accounting was estimated and was determined to be less than the combination of future contractual consideration to be received and the remaining deferred revenue balance at the amendment date. As a result, we immediately recognized revenue on the amendment date related to the excess of total consideration over the best estimate of selling price of undelivered elements, which fundamentally relates to previously delivered elements under the agreement and includes the exclusive global license for development and commercialization of enasidenib and the reimbursement of on-going development costs related to enasidenib through the amendment date. For the period January 1, 2014 through the amendment date, we recognized a total of $42.7 million in revenue under the previous accounting guidance and upon the modification. We recognized $22.7 million in revenue related to the units of accounting subsequent to the modification date. For the year ended December 31, 2015, we recognized $59.1 million in revenue under the new accounting guidance, which includes $27.8 million upon delivery of the ex-U.S. license for ivosidenib (AG-120) and U.S. and ex-U.S. licenses for AG-881.

Research and development expense. The increase in research and development expenses was primarily attributable to net increases of $8.5 million in external services and $32.9 million in internal expenses; both of these increases are inclusive of reimbursement of costs recorded as a reduction of research and development expenses.

We use our employee and infrastructure resources across multiple research and development programs, and we allocate internal employee-related and infrastructure costs, including stock-based compensation and facilities costs, as well as certain third-party costs, net of reimbursements from our collaboration agreements, to our research and development programs based on the personnel resources allocated to such program. Our allocated research and development expenses, by major program, are outlined in the table below:

	Years ended December 31,
(in thousands)	2015	2014	Dollar Change	% Change
IDH2 inhibitor (enasidenib)	$17,537	$23,455	$(5,918)	(25.2)%
Enasidenib reduction of R&D expenses(1)	(7,925)	—	(7,925)	NM
IDH1 inhibitor (ivosidenib (AG-120))	61,651	23,603	38,048	161.2
Ivosidenib (AG-120) reduction of R&D expenses(1)	(14,210)	—	(14,210)	NM
Pan IDH inhibitor (AG-881)	16,292	9,136	7,156	78.3
AG-881 reduction of R&D expenses(1)	(3,038)	—	(3,038)	NM
PKR activator (AG-348)	19,597	16,075	3,522	21.9
PKR activator (AG-519)(2)	6,820	—	6,820	NM
Other research and platform programs	45,103	28,102	17,001	60.5

Total research and development expenses, net	$141,827	$100,371	$41,456	41.3%

(1)	We did not recognize any cost reimbursements as a reduction of research and development expenses during the year ended December 31, 2014.
(2)	Research and development expenses related to AG-519 were not tracked separately by us until 2015. AG-519 research and development expenses incurred in the year ended December 31, 2014 are included within other research and platform programs. In December 2016, we announced that we are no longer developing our second PKR activator, AG-519, and withdrew our IND for AG-519, following a verbal notification of a clinical hold from the FDA.

The changes in research and development expense depicted in the table were primarily attributable to the following:

•	Enasidenib costs decreased as Celgene assumed the primary development responsibilities and began bearing the majority of the third-party external costs in the first quarter of 2015.

Upon Celgene’s assuming the primary development duties for enasidenib, cost reimbursements related to enasidenib units of accounting are recognized as reduction of research and development expenses. The cost reimbursements are only representative of third-party cost reimbursements.

•	Ivosidenib (AG-120) costs increased as a result of the initiation of two phase 1, multicenter, open-label, dose-escalation and expansion clinical trials for ivosidenib (AG-120), one designed to assess the safety, clinical activity and tolerability of ivosidenib (AG-120) as a single agent in patients with advanced hematologic malignancies and the second designed to evaluate the safety, clinical activity and tolerability of ivosidenib (AG-120) in patients with advanced solid tumors.

Effective upon the exercise of the ex-U.S. license in the first quarter of 2015, we became eligible to earn reimbursements related to ivosidenib (AG-120) which were recognized as a reduction of ivosidenib (AG-120) research and development expenses when earned.

•	AG-881 costs increased as a result of the initiation of two phase 1 multi-center, open-label clinical trials, one in patients with advanced IDH1 or IDH2 mutant-positive solid tumors, including glioma, and the other in patients with advanced IDH1 or IDH2 mutant-positive hematologic malignancies.

Effective upon the exercise of the U.S. and ex-U.S. licenses for AG-881 and upon the initiation of the AG-881 clinical trials we became eligible to earn reimbursements which were recognized as reduction of AG-881 research and development expenses when earned.

•	AG-348 costs increased as we continued to conduct a phase 1 MAD study in healthy volunteers in 2015.

•	AG-519 costs were not tracked separately until the year ended December 31, 2015. The costs for the year ended December 31, 2015 include IND-enabling studies and costs related to the initiation of an integrated SAD and MAD placebo-controlled phase 1 clinical trial of AG-519 in healthy volunteers which began in the first quarter of 2016.

•	The increase in the costs of other research and platform programs include activities related to exploratory efforts, target validation and lead optimization for our discovery and follow-on programs and our proprietary metabolomics platform.

General and administrative expense. The increase in general and administrative expense was primarily attributable to the following:

•	an increase of $14.1 million in personnel costs related to an increase in our internal headcount of 48% which includes an increase of $9.7 million in stock-based compensation expense;

•	an increase of $0.4 million in professional service costs and insurance costs; and

•	an increase of $2.4 million in certain operating expenses, including consulting and facility costs.

Interest income. The increase in interest income was primarily due to an increase in the average investment balance as a result of our follow-on offering in December 2014 and upfront and contractual reimbursements under our collaboration agreements.

Income tax benefits. We did not have a provision for income taxes during 2015 due to our net loss. The benefit for income taxes of $0.4 million in 2014 was attributable to an abatement received in August 2014 from the Internal Revenue Service of $0.4 million related to penalties previously paid.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, and through December 31, 2016, we have funded our operations through upfront, milestone, extension and cost reimbursement payments related to our collaboration agreements, proceeds received from our issuance of preferred stock, our IPO and our follow-on public offerings, including a private placement of common stock to an affiliate of Celgene, which was completed concurrently with our IPO.

In September 2016, we completed a public offering of 3,370,786 shares of our common stock at a public offering price of $44.50 per share. We received net proceeds from this offering of $141.0 million, after deducting underwriting discounts and commissions paid by us. In addition, we granted the underwriters the option to purchase up to an additional 505,617 shares of our common stock which option was exercised in September 2016 resulting in additional net proceeds to us of $21.1 million, after deducting underwriting discounts and commissions paid by us.

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn a significant amount of milestone payments, designation fees, license option fees and extension fees and we are entitled to cost reimbursements under our collaboration agreements. Our ability to earn the milestone payments and cost reimbursements and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and are uncertain at this time. Our right to payments under our collaboration agreements is our only committed potential external source of funds.

Cash flows

The following table provides information regarding our cash flows for the years ended December 31, 2016, 2015 and 2014:

	Years ended December 31,

(in thousands)	2016	2015	2014
Net cash provided by (used in) operating activities	$38,562	$(76,949)	$(59,353)
Net cash (used in) provided by investing activities	(119,350)	128,309	(333,336)
Net cash provided by financing activities	169,778	6,373	335,160

Net increase (decrease) in cash and cash equivalents	$88,990	$57,733	$(57,529)

Net cash used in operating activities. During the year ended December 31, 2016, we received a $200.0 million upfront payment related to our 2016 Agreement, $33.2 million in cost reimbursements related to our collaboration agreements, a $25.0 million milestone payment in conjunction with the achievement of a substantive development milestone under the 2010 Agreement and $4.4 million as reimbursement of tenant improvements under our lease agreement. These amounts were offset by increased operating expenses related to increases in clinical study costs due to advancements in our most advanced product candidates, expanded facilities and increased staffing needs due to our expanding operations.

During the year ended December 31, 2015, we received $34.7 million in cost reimbursements related to our collaboration agreements, $20.0 million related to Celgene’s December 2014 election to extend the discovery phase of the 2010 Agreement and a $10.0 million upfront payment from our AG-881 Agreements. In addition, we received $3.8 million of refundable income taxes during the year ended December 31, 2015, related to a previously filed carryback claim. These amounts were offset by increased operating expenses related to increases in clinical study costs due to advancements in our most advanced product candidates, expanded facilities and increased staffing needs due to our expanding operations.

During the year ended December 31, 2014, we received $40.1 million in cost reimbursements related to our collaboration agreement. In addition, in January 2014, we paid $6.0 million as payment in full of our U.S.

federal income tax liability related to the year ended December 31, 2011, including $1.5 million of interest and penalties accrued. These amounts were offset by increased operating expenses related to increases in clinical study costs due to advancements in our most advanced product candidates, expanded facilities and increased staffing needs due to our expanding operations as well as a $6.0 million payment of our U.S. federal income tax liability related to the year ended December 31, 2011, including $1.5 million of interest and penalties accrued.

Net cash provided by (used in) investing activities. The cash used in investing activities for the year ended December 31, 2016 was primarily the result of higher purchases of marketable securities than proceeds from maturities and sales of marketable securities in addition to $9.9 million for purchases of property and equipment.

The cash provided by investing activities for the year ended December 31, 2015 was primarily the result of higher proceeds from maturities and sales of marketable securities than purchases of marketable securities offset by $20.2 million in purchases of property and equipment.

The cash used in investing activities for the year ended December 31, 2014 was primarily the result of higher purchases of marketable securities than proceeds from maturities and sales of marketable securities in addition to $2.2 million for purchases of property and equipment.

Net cash provided by financing activities. The cash provided by financing activities for the year ended December 31, 2016 was primarily the result of proceeds of $162.1 million from the September 2016 follow-on public offering of our common stock, net of underwriting discounts and commissions, and proceeds of $7.8 million received from stock option exercises and from stock purchases made pursuant to our employee stock purchase plan. The cash provided by financing activities for the year ended December 31, 2015 was the result of proceeds received from stock option exercises and proceeds received from stock purchases made pursuant to our employee stock purchase plan of $6.6 million. The cash provided by financing activities for the year ended December 31, 2014 was primarily the result of proceeds of $333.6 million from our April 2014 and December 2014 follow-on public offerings of our common stock, net of underwriting discounts and commissions, and proceeds received from stock option exercises and proceeds received from stock purchases made pursuant to our employee stock purchase plan of $2.3 million.

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

We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2016, together with anticipated interest income, and anticipated expense reimbursements under our collaboration agreements, but excluding any additional program-specific milestone payments, will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2018. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our product candidates;

•	the success of our collaborations;

•	the extent to which we acquire or in-license other medicines and technologies;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs associated with preparation for potential commercial launch for one or more of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

•	our ability to establish and maintain additional collaborations on favorable terms, if at all.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than our collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2016:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations(1)	$51,489	$9,050	$18,789	$19,747	$3,903
Milestone payments(2)	4,600	4,600
License agreements(3)	70	70	—	—	—
Purchase obligations(4)	—	—	—	—	—

Total contractual cash obligations	$56,159	$13,720	$18,789	$19,747	$3,903

(1)	Represents future minimum lease payments under our non-cancelable operating leases. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

(2)	As discussed in Note 6 to the consolidated financial statements appearing elsewhere in this Annual Report, we have accrued $4.6 million in milestone related payments associated with certain agreements,
(3)	As discussed in Note 6 to the consolidated financial statements appearing elsewhere in this Annual Report, we have executed several agreements to license intellectual property. The license agreements require us to pay ongoing annual maintenance payments totaling $70,000 per year beginning in 2017. The minimum annual payments are perpetual; however, we have not included license maintenance payments beyond 2017 in the contractual obligations table above because the agreements are cancelable by us at any time upon 60-90 days prior written notice to the licensor.
(4)	We enter into agreements in the normal course of business with contract research organizations for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. We have not included these payments in the table of contractual obligations above since the contracts are cancelable at any time by us, generally upon 30 days prior written notice to the vendor. Under these agreements, as of December 31, 2016, we are obligated to pay up to $58.9 million to these vendors in future periods, unless terminated.

Other than the specific payments noted in the table of contractual obligations and as described in footnotes 2 and 3 above, milestone and royalty payments associated with certain agreements have not been included in the above table of contractual obligations as we cannot reasonably estimate if or when they will occur. At this time, no milestone payments, other than the milestone payments included in the table of contractual obligations, are probable of occurrence. Possible future payments under our arrangements include the following:

•	We have agreed to make milestone payments upon achieving various patent-related, clinical development, regulatory and sales-based milestones of up to $0.1 million, $1.6 million, $5.4 million and $3.7 million, respectively, to certain licensors. The license agreements also require that we remit royalties in amounts ranging from 0.5% to 2.5% based on net sales of products utilizing the licensed technology. We are also required to make payments in amounts ranging from 7.0% to 25.0% for non-royalty income received from any sublicense of the rights granted to us under such agreements. None of our lead product candidates utilize technology covered by these license agreements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2016, we had cash, cash equivalents and marketable securities of $573.6 million, consisting primarily of investments in U.S. Treasuries, certificates of deposit and government and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 10% change in interest rates would have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with contract research organizations that are located in Asia and Europe that are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2016 and December 31, 2015, we had minimal or no liabilities denominated in foreign currencies.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2016, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Agios Pharmaceuticals, Inc.

We have audited Agios Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in the Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Agios Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Agios Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Agios Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 16, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 16, 2017

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included, as applicable, in our definitive proxy statement to be filed with the SEC with respect to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1)   Financial Statements

The following documents are included on pages F-1 through F-40 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)   Financial Statement Schedules

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3)   Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2017	By:	/s/ David P. Schenkein
David P. Schenkein, M.D President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David P. Schenkein David P. Schenkein, M.D.	President, Chief Executive Officer and Director (Principal executive officer)	Date: February 16, 2017

/s/ Andrew Hirsch Andrew Hirsch	Chief Financial Officer (Principal financial officer)	Date: February 16, 2017

/s/ Carman Alenson Carman Alenson	Vice President of Accounting, Treasury and Tax (Principal accounting officer)	Date: February 16, 2017

/s/ Lewis C. Cantley Lewis C. Cantley, Ph.D.	Director	Date: February 16, 2017

/s/ Paul J. Clancy Paul J. Clancy	Director	Date: February 16, 2017

/s/ Ian Clark Ian Clark	Director	Date: February 16, 2017

/s/ Kaye Foster Kaye Foster	Director	Date: February 16, 2017

/s/ Maykin Ho Maykin Ho, Ph.D.	Director	Date: February 16, 2017

/s/ John M. Maraganore John M. Maraganore, Ph.D.	Director	Date: February 16, 2017

/s/ Robert T. Nelsen Robert T. Nelsen	Director	Date: February 16, 2017

Agios Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Agios Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Agios Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Agios Pharmaceuticals, Inc. at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Agios Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 16, 2017

Agios Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$160,754	$71,764
Marketable securities	380,560	245,238
Collaboration receivable – related party	4,886	8,225
Tenant improvement and other receivables	3,428	3,374
Prepaid expenses and other current assets	10,264	8,728

Total current assets	559,892	337,329
Marketable securities	32,250	58,905
Property and equipment, net	25,337	23,220
Other non-current assets	1,615	611

Total assets	$619,094	$420,065

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,106	$14,748
Accrued expenses	32,002	15,996
Deferred revenue – related party	35,913	19,665
Deferred rent	3,412	2,479

Total current liabilities	88,433	52,888

Deferred revenue, net of current portion – related party	154,297	4,699
Deferred rent, net of current portion	17,773	17,360
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized and 42,220,444 and 37,696,502 shares issued and outstanding at December 31, 2016 and 2015, respectively	42	38
Additional paid-in capital	842,013	630,078
Accumulated other comprehensive loss	(313)	(318)
Accumulated deficit	(483,151)	(284,680)

Total stockholders’ equity	358,591	345,118

Total liabilities and stockholders’ equity	$619,094	$420,065

See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2016	2015	2014
Collaboration revenue – related party	$69,892	$59,119	$65,358
Operating expenses:
Research and development (net of $19,714 and $25,173 of cost reimbursement from related party for the years ended December 31, 2016 and 2015, respectively)	220,163	141,827	100,371
General and administrative	50,714	35,992	19,120

Total operating expenses	270,877	177,819	119,491

Loss from operations	(200,985)	(118,700)	(54,133)
Interest income	2,514	968	203

Loss before income taxes	(198,471)	(117,732)	(53,930)
Benefit from income taxes	—	—	(426)

Net loss	$(198,471)	$(117,732)	$(53,504)

Net loss per share – basic and diluted	$(5.07)	$(3.15)	$(1.59)

Weighted-average number of common shares used in net loss per share – basic and diluted	39,126,400	37,429,262	33,667,024

See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net loss	$(198,471)	$(117,732)	$(53,504)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	5	(261)	(71)

Comprehensive loss	$(198,466)	$(117,993)	$(53,575)

See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2013	31,202,542	$31	$244,881	$14	$(113,444)	$131,482
Unrealized loss on marketable securities	—	—	—	(71)	—	(71)
Net loss	—	—	—	—	(53,504)	(53,504)
Stock-based compensation expense	—	—	11,506	—	—	11,506
Vesting of restricted stock	14,773	—	9	—	—	9
Issuance of common stock upon exercise of stock options	1,298,775	1	2,322	—	—	2,323
Issuance of common stock for follow-on offerings, net of issuance costs of $0.9 million	4,584,423	5	332,616	—	—	332,621

Balance at December 31, 2014	37,100,513	$37	$591,334	$(57)	$(166,948)	$424,366
Unrealized loss on marketable securities	—	—	—	(261)	—	(261)
Net loss	—	—	—	—	(117,732)	(117,732)
Stock-based compensation expense	—	—	31,574	—	—	31,574
Vesting of restricted stock	8,522	—	6	—	—	6
Issuances costs of follow-on offering from 2014	—	—	29	—	—	29
Issuance of common stock upon exercise of stock options and employee stock purchase plan and vesting of restricted stock units	587,467	1	7,135	—	—	7,136

Balance at December 31, 2015	37,696,502	$38	$630,078	$(318)	$(284,680)	$345,118
Unrealized gain on marketable securities	—	—	—	5	—	5
Net loss	—	—	—	—	(198,471)	(198,471)
Stock-based compensation expense	—	—	42,086	—	—	42,086
Issuances of common stock upon exercise of stock options and employee stock purchase plan and vesting of restricted stock units	647,539	—	7,703	—	—	7,703
Issuance of common stock for follow-on offering	3,876,403	4	162,146	—	—	162,150

Balance at December 31, 2016	42,220,444	$42	$842,013	$(313)	$(483,151)	$358,591

See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(198,471)	$(117,732)	$(53,504)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,708	3,342	1,367
Net loss on disposal of fixed assets	—	33	—
Stock-based compensation expense	42,086	31,963	11,506
Net amortization of premiums and discounts on marketable securities	773	539	538
Changes in operating assets and liabilities:
Collaboration receivable – related party	3,339	(1,733)	(6,016)
Tenant improvement and other receivables	275	(1,040)	(2,334)
Prepaid expenses and other current and non-current assets	(2,695)	(3,768)	(2,878)
Accounts payable	3,501	4,215	7,577
Accrued expenses	16,854	1,633	5,231
Deferred rent	1,346	15,805	3,691
Refundable income taxes and income taxes payable	—	3,841	(5,303)
Deferred revenue – related party	165,846	(14,047)	(19,228)

Net cash provided by (used in) operating activities	38,562	(76,949)	(59,353)

Investing activities
Purchases of marketable securities	(506,067)	(353,177)	(837,219)
Proceeds from maturities and sales of marketable securities	396,632	501,650	505,528
Purchases of property and equipment	(9,915)	(20,164)	(2,216)
Release of restricted cash	—	—	571

Net cash (used in) provided by investing activities	(119,350)	128,309	(333,336)

Financing activities
Proceeds from public offering of common stock, net of commissions	162,150	—	333,577
Payment of public offering costs	(230)	(207)	(720)
Net proceeds from stock option exercises and employee stock purchase plan and vesting of restricted stock units	7,858	6,580	2,303

Net cash provided by financing activities	169,778	6,373	335,160

Net increase (decrease) in cash and cash equivalents	88,990	57,733	(57,529)
Cash and cash equivalents at beginning of the period	71,764	14,031	71,560

Cash and cash equivalents at end of the period	$160,754	$71,764	$14,031

Supplemental cash flow information
Cash paid for income taxes	$—	$—	$5,980

Supplemental disclosure of non-cash investing and financing transactions:
Vesting of restricted stock	$—	$6	$9

Additions to property, plant and equipment included in accounts payable and accrued expenses	$73	$2,163	$2,118

Proceeds from stock option exercises in other current assets	$32	$186	$20

Public offering costs in other current assets, net of amounts in accounts payable and accrued expenses	$230	$—	$236

See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

Agios Pharmaceuticals, Inc. (“Agios” or the “Company”) is a biopharmaceutical company committed to the fundamental transformation of patients’ lives through scientific leadership in the field of cancer and rare genetic metabolic disorders. The Company has built a unique set of core capabilities in the field of cellular metabolism, with the goal of making transformative, first- or best-in-class medicines. Agios’ therapeutic areas of focus are cancer and rare genetic metabolic disorders, which are a broad group of more than 600 rare genetic diseases caused by mutations, or defects, of single metabolic genes. In both of these areas, the Company is seeking to unlock the biology of cellular metabolism as a platform to create transformative therapies. The Company is located in Cambridge, Massachusetts.

Liquidity

The Company has an accumulated deficit as of December 31, 2016 of $483.2 million and will require substantial capital for research and product development. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. The Company is subject to a number of risks similar to other life science companies, including, but not limited to, risks related to the successful discovery and development of its drug candidates, raising additional capital, development of new technological innovations by its competitors, protection of proprietary technology, and market acceptance of the Company’s products.

In September 2016, the Company completed a public offering of 3,370,786 shares of its common stock at a public offering price of $44.50 per share. The Company received net proceeds from this offering of $141.0 million, after deducting underwriting discounts and commissions paid by the Company. In addition, the Company granted the underwriters the option to purchase up to an additional 505,617 shares of its common stock which option was exercised in September 2016 resulting in additional net proceeds to the Company of $21.1 million, after deducting underwriting discounts and commissions paid by the Company.

In addition to the Company’s existing cash, cash equivalents and marketable securities, the Company is eligible to earn a significant amount of milestone payments and is entitled to additional cost reimbursements under its collaboration agreements with Celgene Corporation and related subsidiaries (“Celgene”). At December 31, 2016, the Company believes its cash, cash equivalents and marketable securities, totaling $573.6 million, are sufficient to fund operations for a period of at least one year from the issuance date of the financial statements.

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

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

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

Collaboration Agreements with Celgene

To date, the Company’s revenue has primarily been generated from its collaboration agreements with Celgene, a related party through ownership of the Company’s common stock, (collectively, “Collaboration Agreements”). In April 2010, the Company entered into a collaboration agreement focused on cancer metabolism. The agreement was amended in October 2011 and July 2014 (the agreement together with the amendments, the “2010 Agreement”). On April 27, 2015, the Company entered into a joint worldwide development and profit share collaboration and license agreements (collectively, the “AG-881 Agreements”). The AG-881 Agreements establish a worldwide collaboration focused on the development and commercialization of AG-881 products. In May 17, 2016, the Company entered into a master research and collaboration agreement (the “2016 Agreement”). The 2016 Agreement establishes a global collaboration focused on the research and development of immunotherapies against certain metabolic targets that exert their antitumor efficacy primarily via the immune system.

Collaboration and license revenue

In January 2011, the Company adopted FASB Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Element Revenue Arrangements (“ASU 2009-13”), which was codified within ASC 605-25, on a prospective basis for all revenue arrangements entered into or materially modified after the adoption date. The 2010 Agreement was entered into prior to January 1, 2011 and the Company initially applied its prior accounting policy with respect to the arrangement. Under this policy, when evaluating multiple element arrangements, the Company considered whether the components of the arrangement should be accounted for individually as separate units of accounting if (1) the elements have stand-alone value, and (2) the Company is able to estimate the fair value of all undelivered elements under the arrangement.

In July 2014, the Company amended its 2010 Agreement. The amendment was determined to be a material modification pursuant to ASU 2009-13. As a result of the amendment, the Company was required to reevaluate the agreement under ASC 605-25, and began recognizing revenue for the arrangement under this guidance on a prospective basis, as discussed further in Note 3. As required, all new contracts or modifications to existing contracts, including the AG-881 Agreements and the 2016 Agreement discussed further in Note 3, have been accounted for under ASC 605-25.

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

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

If a deliverable meets both criteria above, it is considered a separate unit of accounting. If a deliverable does not meet both criteria above, it will be evaluated in combination with other deliverables and, if appropriate, aggregated to form one unit of accounting. The arrangement consideration is then allocated to each unit of accounting based on the relative selling price, using the Company’s best estimate of selling price of each unit of accounting, if vendor specific objective evidence or third party evidence is not available. The provisions of ASC 605-25 are then applied to each unit of accounting to determine the appropriate revenue recognition.

The Company recognizes revenue for the units of accounting over the term of the related contract or as undelivered items are delivered (proportional performance method), as appropriate. Under the proportional performance method, the consideration allocated to each unit of accounting is recognized as revenue based on the ratio of the level of effort incurred to date compared to the total estimated level of effort required to complete the Company’s performance obligations under the unit of accounting. Determining the total estimated level of effort required to complete all performance obligations requires management judgment and estimation, including assumptions regarding future operating performance, the timelines of the clinical trial approvals and the estimated patient populations.

Reimbursement of research and development costs under the Company’s Collaboration Agreements are recognized as revenue, provided the Company has determined that it is acting primarily as a principal in the transaction according to the provisions outlined in FASB ASC 605-45, Revenue Recognition – Principal Agent Considerations, the amounts are determinable and collection of the related receivable is reasonably assured.

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

Milestone revenue

The Company applies the provisions of ASC 605-28, Revenue Recognition – Milestone Method pursuant to which management may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. In accordance with ASC 605-28, at the inception of each arrangement that includes milestone payments, the Company evaluates each contingent payment on an individual basis to determine whether they are considered substantive milestones, specifically reviewing factors such as the degree of certainty in achieving the milestone, the research and development risk and other risks that must be overcome to achieve the milestone, as well as the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

Revenue from milestones, if they are nonrefundable and deemed substantive, are recognized upon achievement of the milestones. The Company recognizes revenue associated with non-substantive milestones upon achievement of the milestone if there are no undelivered elements and the Company has no remaining performance obligations.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

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

Stock-based compensation

The Company accounts for its stock-based compensation awards in accordance with ASC 718, Compensation –Stock Compensation. ASC 718 requires all stock-based awards granted to employees, including employee stock options, restricted stock units, performance-based stock units and participation in the employee stock purchase plan, to be recognized in the consolidated statements of operations based on their grant date fair values. For stock-based awards granted to employees and to members of the board of directors for their services on the board of directors and for participation in employee stock purchase plan, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense, net of estimated forfeitures, equal to the grant date fair value of stock options on a straight-line basis over the requisite service period. For awards subject to both performance and service-based vesting conditions, the Company recognizes stock-based compensation expense using an accelerated recognition method if achievement of the performance criteria is considered probable.

Stock-based payments issued to non-employees are recorded at their fair values, and are revalued at each reporting date and as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 505, Equity. For equity instruments granted to non-employees, the Company recognizes stock-based compensation expense using an accelerated recognition method.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company evaluated whether any uncertain tax positions arise from commencing operations of its wholly owned subsidiary, Agios International Sarl, and determined no uncertain tax positions existed. As of December 31, 2016 and 2015, the Company does not have any uncertain tax positions.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources, and currently consists of net loss and changes in unrealized gains and losses on available-for-sale securities. Accumulated other comprehensive loss consists entirely of unrealized gains and losses from available-for-sale securities as of December 31, 2016 and 2015.

Cash and cash equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist primarily of money market funds and corporate debt securities, are stated at fair value.

Marketable securities

Marketable securities at December 31, 2016 and 2015 consisted primarily of investments in certificates of deposits, United States Treasuries, government securities and corporate debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on marketable securities for the years ended December 31, 2016 and 2014. There were immaterial realized gains on marketable securities for the year ended December 31, 2015.

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

Marketable securities at December 31, 2016 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$11,280	$2	$(3)	$11,279
U.S. Treasuries	141,678	2	(62)	141,618
Government securities	19,533	—	(23)	19,510
Corporate debt securities	208,285	3	(135)	208,153
Non-current:
Certificates of deposit	7,600	6	(13)	7,593
Government securities	4,499	—	(21)	4,478
Corporate debt securities	20,248	—	(69)	20,179

	$413,123	$13	$(326)	$412,810

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

Marketable securities at December 31, 2015 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$11,248	$—	$(5)	$11,243
U.S. Treasuries	234,130	10	(145)	233,995
Non-current:
U.S. Treasuries	59,083	—	(178)	58,905

	$304,461	$10	$(328)	$304,143

At December 31, 2016 and 2015, the Company held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that (i) have maturities of one to two years and (ii) management does not intend to liquidate within the next twelve months, although these funds are available for use and therefore classified as available-for-sale.

At December 31, 2016 and 2015, the Company held 158 and 74 debt securities, respectively, that were in an unrealized loss position. The aggregate fair value of debt securities in an unrealized loss position at December 31, 2016 and 2015 was $335.4 million and $207.4 million, respectively. There were no individual securities that were in a significant unrealized loss position or that had been in an unrealized loss position for greater than one year as of December 31, 2016 and 2015. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2016 and 2015.

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

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

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

The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$143,352	$7,897	$—	$151,249
Marketable securities:
Certificates of deposit	—	18,872	—	18,872
U.S. Treasuries	141,618	—	—	141,618
Government securities	11,514	12,474	—	23,988
Corporate debt securities	—	228,332	—	228,332

	$296,484	$267,575	$—	$564,059

The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$59,332	$—	$—	$59,332
Marketable securities:
Certificates of deposit	—	11,243	—	11,243
U.S. Treasuries	292,900	—	—	292,900

	$352,232	$11,243	$—	$363,475

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently revalued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2016 or 2015.

There have been no changes to the valuation methods during the years ended December 31, 2016 and 2015. The Company evaluates transfers between levels at the end of each reporting period. Due to the lack of an active market, the Company transferred $11.0 million of government securities from Level 1 to Level 2 during the year ended December 31, 2016. There were no transfers of assets or liabilities between Level 1 and Level 2 during the year ended December 31, 2015. The Company had no financial assets or liabilities that were classified as Level 3 at any point during the years ended December 31, 2016 and 2015.

Due to their short-term nature, the carrying amounts reflected in the consolidated balance sheets for cash, collaboration receivable – related party, tenant improvement and other receivables, prepaid expenses and other current and non-current assets, accounts payable, and accrued expenses approximate their fair values at December 31, 2016 and 2015.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

Collaboration and other receivables

Collaboration receivables as of December 31, 2016 and 2015 represent amounts due under our Collaboration Agreements for reimbursements of certain costs. Other receivables represent amounts due from the Company’s landlord for reimbursement of tenant improvements under the Company’s lease agreement.

The Company estimates an allowance for doubtful accounts based on credit worthiness, historical payment patterns, aging of accounts receivable balances, and general economic conditions. As of December 31, 2016 and 2015, the Company had no allowance for doubtful accounts.

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

Impairment of long-lived assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through December 31, 2016.

Segment and geographic information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. The Company and the chief operating decision maker view the Company’s operations and manage its business as one operating segment.

Net loss per share

Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

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

Since the Company had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share was the same for the years ended December 31, 2016, 2015 and 2014. Furthermore, 323,339 performance-based stock options and stock units that were previously granted had not vested as of December 31, 2016 and were excluded from diluted shares outstanding as the vesting conditions for the awards, discussed further in Note 8 “Share-Based Payments,” had not been met as of December 31, 2016.

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Years ended December 31,
	2016	2015	2014
Stock options	5,218,880	4,618,697	3,795,420
Restricted stock units	77,050	15,000	10,000
Unvested restricted stock	—	—	8,522
Employee stock purchase plan shares	24,018	7,721	7,159

	5,319,948	4,641,418	3,821,101

Recent accounting pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Subsequently, the FASB also issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which adjusted the effective date of ASU 2014-09; ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies identifying performance obligation and licensing implementation guidance and illustrations in ASU 2014-09; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses implementation issues and is intended to reduce the cost and complexity of applying the new revenue standard in ASU 2014-09 (collectively, the “Revenue ASUs”).

The Revenue ASUs provide an accounting standard for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2017, with an option to early adopt for interim and annual periods beginning after December 15, 2016. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

application (the modified retrospective method). We currently anticipate adoption of the new standard effective January 1, 2018 under the modified retrospective method. The Company is in the process of determining the impact of the Revenue ASUs on its financial statements; however, the adoption of the Revenue ASUs is expected to have a significant impact on the Company’s notes to consolidated financial statements and its internal controls over financial reporting.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions, including income taxes consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The Company is currently in the process of evaluating the impact of the guidance on its consolidated financial statements.

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

Subsequent events

The Company considered events or transactions occurring after the balance sheet date, but prior to the issuance of the consolidated financial statements, for potential recognition or disclosure in its consolidated financial statements. All significant subsequent events have been properly disclosed in the consolidated financial statements.

3. Celgene Collaboration Agreements

2016 Agreement

On May 17, 2016, Agios entered into the 2016 Agreement, which establishes a global collaboration focused on the research and development of immunotherapies against certain metabolic targets that exert their antitumor efficacy primarily via the immune system. In addition to new programs identified under the 2016 Agreement, both parties have also agreed that all future development and commercialization of two remaining cancer

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

metabolism programs discovered under the 2010 Agreement, including a program focused on methylthioadenosine phosphorylase, or MTAP, deleted cancers, will now be governed by the 2016 Agreement.

During the research term of the 2016 Agreement, the Company plans to conduct research programs focused on discovering compounds that are active against metabolic targets in the immuno-oncology (“IO”) field. The initial four-year research term will expire on May 17, 2020. The research term may be extended for up to two, or in specified cases, up to four additional one-year terms.

For each program under the 2016 Agreement, Agios may nominate compounds that meet specified criteria as development candidates and, in limited circumstances, Celgene may also nominate compounds as development candidates for each such program. Celgene may designate the applicable program for further development following any such nomination, after which the Company may conduct, at the Company’s expense, additional pre-clinical and clinical development for such program through completion of an initial phase 1 dose escalation study.

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

Agios will retain rights to any program that Celgene does not designate for further development or does not exercise its option.

Under the terms of the 2016 Agreement, following Celgene’s exercise of its option with respect to a program, the parties will enter into either a co-development and co-commercialization agreement if such program is in the IO field, or a license agreement if such program is in the I&I field. Under each co-development and co-commercialization agreement, the two parties will co-develop and co-commercialize licensed products worldwide. Either Agios or Celgene will lead development and commercialization of licensed products for the United States and Celgene will lead development and commercialization of licensed products outside of the United States. Depending on the country, the parties will each have the right to provide a portion of field-based marketing activities. Under each license agreement, Celgene will have the sole right to develop and commercialize licensed products worldwide.

Co-development and co-commercialization agreements

Under each co-development and co-commercialization agreement entered into under the 2016 Agreement, the parties will split all post-option-exercise worldwide development costs, subject to specified exceptions, as well as any profits from any net sales of, or commercialization losses related to, licensed products in the IO field. Celgene has the option to designate one program in the IO field as the 65/35 program, for which Celgene will be the lead party for the United States and will have a 65% profit or loss share. For programs in the IO field other

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

than the 65/35 program, the Company and Celgene will alternate, on a program-by-program basis, being the lead party for the United States, with Agios having the right to be the lead party for the first such program, and each will have a 50% profit or loss share. The lead party for the United States will book commercial sales of licensed products, if any, in the United States, and Celgene will book commercial sales of licensed products, if any, outside of the United States.

License agreements

Under each license agreement under the 2016 Agreement, Celgene will be responsible for all post-option-exercise worldwide development and associated costs, subject to specified exceptions, as well as worldwide commercialization and associated costs, for licensed products.

Financial terms

Under the terms of the 2016 Agreement, the Company received an initial upfront payment in the amount of $200.0 million. The 2016 Agreement provides specified rights to extend the research term for up to two, or in specified cases, up to four, additional years by paying a $40.0 million per-year extension fee. Celgene will pay an $8.0 million designation fee for each program that Celgene designates for further development and for each continuation program. For each program as to which Celgene exercises its option to develop and commercialize, subject to antitrust clearance, Celgene will pay an option exercise fee of at least $30.0 million for any designated development program and at least $35.0 million for any continuation programs. In certain cases, Celgene may exercise its option to develop and commercialize two early-stage I&I programs, prior to Celgene designating the program for further development, by paying an option exercise fee of $10.0 million.

For the co-development and co-commercialization program Celgene designates the 65/35 program in the IO field, the Company is eligible to receive up to $208.8 million in potential milestone-based payments. The potential milestone-based payments for that program are comprised of: (i) a $25.0 million milestone-based payment upon achievement of a specified clinical development event and (ii) up to $183.8 million in milestone-based payments upon achievement of specified regulatory milestone events. For each co-development and co-commercialization program in the IO field other than the 65/35 program, Agios is eligible to receive up to $168.8 million in potential milestone-based payments. The potential milestone-based payments for such programs are comprised of: (i) a $20.0 million milestone-based payment upon achievement of a specified clinical development event and (ii) up to $148.8 million in milestone-based payments upon achievement of specified regulatory milestone events.

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

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

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

AG-120 Letter Agreement

On May 17, 2016, Agios entered into a letter agreement regarding ivosidenib (AG-120) (the “AG-120 Letter Agreement”). Under the AG-120 Letter Agreement, the parties have agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which ivosidenib (AG-120) is

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

the lead development candidate. Under the 2010 Agreement, Celgene had held development and commercialization rights to the IDH1 program outside of the United States and Agios held such rights inside the United States. As a result of the AG-120 Letter Agreement, the Company will obtain global rights to ivosidenib (AG-120) and the IDH1 program. Neither party will have any further financial obligation, including royalties or milestone payments, to the other concerning ivosidenib (AG-120) or the IDH1 program. Under the AG-120 Letter Agreement, the parties have also agreed to conduct specified transitional activities in connection with the termination. In addition, pursuant to the AG-120 Letter Agreement, the parties are released from their exclusivity obligations under the 2010 Agreement with respect to the IDH1 program. The AG-120 Letter Agreement does not affect the AG-881 Agreements, which are directed to both the IDH1 target and the IDH2 target.

AG-881 Agreements

On April 27, 2015, the Company entered into the AG-881 Agreements. The AG-881 Agreements establish a joint worldwide collaboration focused on the development and commercialization of AG-881 products. Under the terms of the AG-881 Agreements, the Company received an initial upfront payment of $10.0 million in May 2015 and is eligible to receive milestone-based payments described below. The parties will equally split all worldwide development costs, subject to specified exceptions, as well as any profits from any net sales of, or commercialization losses related to, licensed AG-881 products.

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

2010 Agreement and amendments

In April 2010, the Company entered into the 2010 Agreement. The 2010 Agreement was amended in October 2011 and July 2014. The goal of the collaboration was to discover, develop and commercialize disease-altering therapies in oncology based on the Company’s cancer metabolism research platform. The Company initially led discovery, preclinical and early clinical development for all cancer metabolism programs under the collaboration. The discovery phase of the 2010 Agreement expired in April 2016.

Upon agreement to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which ivosidenib (AG-120) is the lead development candidate, the sole program remaining under the 2010 Agreement is enasidenib, a co-commercialized licensed program for which Celgene funds global development and commercialization activities. The Company has exercised its right to participate in a portion of commercialization activities in the United States for enasidenib in accordance with the applicable commercialization plan.

Under the 2010 Agreement, the Company is eligible to receive up to $120.0 million in potential milestone payments for the enasidenib program. The potential milestone payments are comprised of: (i) a $25.0 million milestone payment upon achievement of a specified clinical development milestone event, which was earned upon the initiation of the IDHENTIFY clinical trial, (ii) up to $70.0 million in milestone payments upon achievement of specified ex-U.S. regulatory milestone events, and (iii) a $25.0 million milestone payment upon achievement of a specified commercial milestone event.

Under the 2010 Agreement, the Company may also receive royalties at tiered, low- to mid-teen percentage rates on net sales and has the option to participate in the development and commercialization of certain products in the

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

United States. Assuming all other revenue recognition criteria are met, royalty payments will be recognized as revenue in the period in which they are earned. To date, the Company has not earned any royalty payments under the 2010 Agreement.

Unless terminated earlier by either party, the term of the 2010 Agreement will continue until the expiration of all royalty terms with respect to enasidenib. Celgene may terminate this agreement for convenience in its entirety upon ninety days written notice to the Company. If either party is in material breach and fails to cure such breach within the specified cure period, the other party may terminate the 2010 Agreement in its entirety. Either party may terminate the agreement in the event of specified insolvency events involving the other party.

Accounting analysis and revenue recognition–collaboration revenue

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

The undelivered items from the July 2014 modification, the related best estimate of selling price, the method of recognizing the allocated consideration, and the revenue recognized related to each unit of accounting through April 27, 2015, the effective date of the AG-881 Agreements, was as follows:

•

License for the split licensed program–ivosidenib (AG-120): The Company developed the best estimate of selling price of the license by probability weighting multiple cash flow scenarios using the income

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

approach. There were significant judgments and estimates inherent in the determination of the best estimate of selling price of this unit of accounting. Should different reasonable assumptions be utilized, the best estimate of selling price and the associated revenue recognized would be different. The Company allocated $21.2 million to the license which was delivered in January 2015. During the period January 1, 2015 through April 27, 2015, the Company recognized the non-contingent consideration allocated to this unit of accounting of $15.8 million as collaboration revenue. The Company did not recognize any revenue related to this unit of accounting for the period July 2014 through December 31, 2014.

•	Development services for five separate on-going phase 1 clinical trials (each of which is a separate unit of accounting): The Company developed the best estimate of selling price of the on-going phase 1 clinical trial development services of $50.8 million for all five studies using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support the development services. The amount allocated to these units of accounting is recognized as revenue on a proportional performance basis as services are provided. As committed to on the date of the July 2014 amendment, the Company has completed services for three of the on-going phase 1 clinical trials and expected services for the remaining two on-going phase 1 clinical trials were expected to be performed through the second quarter of 2016. As additional consideration is earned and allocated to the three fully delivered units of accounting it is recognized immediately. During the period January 1, 2015 through April 27, 2015, and for the period July 2014 through December 31, 2014, the Company recognized the non-contingent consideration allocated to these units of accounting of $14.7 million and $17.4 million, respectively, as collaboration revenue.

•	On-going research and development: The Company developed the best estimate of selling price of the research and development services of $13.6 million using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider. The amount allocated to this unit of accounting was recognized as revenue ratably over the performance period. During the period January 1, 2015 through April 27, 2015 and for the period July 2014 through December 31, 2014, the Company recognized the non-contingent consideration allocated to this unit of accounting of $5.0 million and $5.2 million, respectively, as collaboration revenue.

•	Committee participation: The Company developed the best estimate of selling price of the committee participation services of $0.2 million using management’s best estimate of the anticipated participation hours multiplied by a market rate for comparable participants. The amount allocated to this unit of accounting was recognized as revenue ratably over the performance period. During the period January 1, 2015 through April 27, 2015 and for the period July 2014 through December 31, 2014, the Company recognized the non-contingent consideration allocated to this unit of accounting of $0.1 million, in each period, as collaboration revenue.

In December 2014, Celgene elected to extend the term of the discovery period over which the Company was providing on-going research and development services from five to six years, to April 2016. As a result of the extension, the Company received a $20.0 million extension payment in May 2015. The Company evaluated the extension and concluded that upon exercise it is obligated to provide its committee participation and research and development services for a period of one year from April 2015 through April 2016, and as such revenue should be recognized ratably over the performance period of April 2015 to April 2016 as services are rendered. The Company recognized revenue of $0.7 million related to this substantive option during the period April 16, 2015 through April 27, 2015.

Beginning in the first quarter of 2015, the parties agreed to plans to advance enasidenib into later stage development studies. Pursuant to the terms of the 2010 Agreement, the parties agreed to transition primary

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

development responsibilities for enasidenib to Celgene for later stage development at which point Celgene became the lead development party for enasidenib. During the transition, the Company continued to manage certain arrangements with third-party service providers whose contracts were assigned to Celgene. The Company determined it is no longer the primary obligor of these arrangements and, when considering the other factors included within ASC 605-45, Revenue Recognition–Principal Agent Considerations, determined reimbursement of amounts incurred under third-party contracts should be reported on a net basis within research and development expense. The Company re-assessed its estimate of the total level of effort required to perform the development services related to enasidenib as a result of the contract assignments and recorded a change in estimate during the three months ended March 31, 2015. This change in estimate resulted in the recognition of an additional $5.1 million of revenue, which is included within revenue related to development services for five separate on-going phase 1 clinical trials discussed earlier within this footnote. Including the $3.8 million presented as a reduction of research and development expenditures, the change in estimate reduced the Company’s net loss by $8.9 million and caused a decrease in net loss per share of $0.24 during the three months ended March 31, 2015.

During the period January 1, 2015 through April 27, 2015, the execution date of the AG-881 Agreements, the Company performed planning services on behalf of Celgene related to an expanded phase 1 clinical trial of enasidenib. The Company determined the work represented a substantive option under the 2010 Agreement. The Company also determined it is not the primary obligor of the underlying third-party contracts and determined that reimbursements of amounts incurred under the contracts should be reported on a net basis in research and development expense. Reimbursements of services performed directly by the Company are presented on a gross basis as collaboration revenue. During the period January 1, 2015 through April 27, 2015, the Company recognized $0.4 million in revenues and recorded $0.9 million as a reduction in research and development costs related to these services. Costs reimbursed for services performed directly by the Company are presented as collaboration revenues.

April 2015 – May 2016

The AG-881 Agreements, executed on April 27, 2015, were determined to be a modification of the 2010 Agreement due to the AG-881 Agreements including a compound originally identified within the 2010 Agreement. As a result of the modification the Company identified the remaining deliverables under the 2010 Agreement and the AG-881 Agreements and determined the best estimate of selling price for the undelivered elements as of the modification date. The Company then allocated the total arrangement consideration, which included the remaining deferred revenue balance at the modification date, the initial payment of $10.0 million under the AG-881 Agreements and other consideration under the 2010 Agreement and the AG-881 Agreements that was deemed to be determinable at the modification date, to each unit of accounting relative to its best estimate of selling price. The undelivered items, which are each considered by the Company to have stand-alone value and therefore are separate units of accounting, the related best estimate of selling price at April 27, 2015, and the method of recognizing the allocated consideration, for each unit of accounting are as follows:

•

Licenses for the AG-881 program: The Company developed the best estimate of selling price of the U.S. license and the rest of world license by probability weighting multiple cash flow scenarios using the income approach. Management estimates within the models include the expected, probability-weighted net profits from estimated future sales, an estimate of the direct cost incurred to generate future cash flows, a discount rate and other business forecast factors. There are significant judgments and estimates inherent in the determination of the best estimate of selling price of these units of accounting. These judgments and estimates include assumptions regarding future operating performance, the timelines of the clinical trials and regulatory approvals and the estimated patient populations. Should different reasonable assumptions be utilized, the best estimate of selling price and the associated revenue

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

recognized would be different. The Company developed a best estimate of selling price of the licenses of $33.2 million. The Company recognizes the non-contingent consideration allocated to these units of accounting upon delivery of the licenses, which occurred immediately upon the execution of the AG-881 Agreements. During the period January 1, 2016 through May 17, 2016, the effective date of the 2016 Agreement, the Company recognized the non-contingent consideration allocated to this unit of accounting of $1.4 million as collaboration revenue. For the period April 27, 2015 through December 31, 2015, the Company recognized the non-contingent consideration allocated to this unit of accounting of $12.0 million as collaboration revenue.

•	Four separate on-going development services for which the Company determined it is acting as the principal of all development activities (each of which is a separate unit of accounting): The Company developed the best estimate of selling price for all four of the on-going development services of $12.7 million using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support the development services. The estimated costs were determined to represent management’s best estimate of the price these services could be sold for separately. The amount allocated to these units of accounting is being recognized as revenue on a proportional performance basis as services are provided. The Company expected the services to be performed through 2017. When considering the factors included within ASC 605-45, the Company determined it is the principal of all development activities and is required to present reimbursement of amounts incurred for these services as revenue. During the period January 1, 2016 through May 17, 2016, the Company recognized the non-contingent consideration allocated to these units of accounting of $1.7 million as collaboration revenue. For the period April 27, 2015 through December 31, 2015, the Company recognized the non-contingent consideration allocated to these units of accounting of $1.7 million as collaboration revenue.

•	Four separate on-going development services for which the Company determined it is not acting as the principal of all development activities (each of which is a separate unit of accounting): The Company developed the best estimate of selling price for all four of the on-going development services of $97.3 million using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support the development services. The estimated costs were determined to represent management’s best estimate of the price these services could be sold for separately. The amount allocated to these units of accounting is being recognized on a proportional performance basis as services are provided. The Company expected the services to be performed through 2017. When considering the factors included within ASC 605-45, the Company determined it is not the principal of all development activities and is required to present reimbursement of amounts incurred for these services on a net basis as a reduction of research and development expenses. During the period January 1, 2016 through May 17, 2016, the Company recognized the non-contingent consideration allocated to these units of accounting of $7.5 million as a reduction of research and development costs related to these services. For the period April 27, 2015 through December 31, 2015, the Company recognized the non-contingent consideration allocated to these units of accounting of $17.1 million as a reduction of research and development costs related to these services.

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

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

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

As a result of Celgene assuming the primary development responsibilities for enasidenib in the first quarter of 2015, the Company recorded $0.9 million of third-party costs incurred on behalf of Celgene, during period January 1, 2016 through May 17, 2016, and $3.0 million, for the period April 27, 2015 through December 31, 2015, as a reduction of research and development costs.

Beginning in the third quarter of 2015, the Company initiated a phase 1b frontline combination clinical trial of enasidenib and ivosidenib (AG-120) for which it will receive reimbursement. The new combination trial was determined to be a substantive option under the 2010 Agreement. When considering the factors included within ASC 605-45, management determined that the Company is the principal for the efforts related to the enasidenib arm of the combination trial but is acting in the role of an agent for the efforts related to the ivosidenib (AG-120) arm of the combination trial. Accordingly, consideration earned related to the enasidenib arm of the combination trial is recognized as collaboration revenue in the period earned and consideration earned related to the ivosidenib (AG-120) arm of the combination trial is reported as a reduction of research and development expense in the period earned. During the period January 1, 2016 through May 17, 2016, the Company recognized $1.2 million in collaboration revenue and recorded $0.3 million as a reduction of research and development costs related to the combination trial. For the year ended December 31, 2015, the Company recognized $1.0 million in collaboration revenue and recorded $0.1 million as a reduction of research and development costs related to the combination trial.

During the period January 1, 2016 through May 17, 2016, the Company incurred an additional $4.4 million in reimbursable development expenses related to the ivosidenib (AG-120) and AG-881 programs that were not contemplated as of the April 2015 modification. The amounts are recorded as a reduction of research and development costs of each respective program.

Post-May 2016

The 2016 Agreement, executed on May 17, 2016, was determined to be a modification of the 2010 Agreement and the AG-881 Agreements because it includes compounds originally identified within the 2010 Agreement. As

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

a result of the modification the Company identified the undelivered elements under the Collaboration Agreements and determined the best estimate of selling price for the undelivered elements as of the modification date. The Company then allocated the total arrangement consideration, which included the remaining deferred revenue balance at the modification date, the upfront payment of $200.0 million under the 2016 Agreement and other consideration under the Collaboration Agreements that were deemed to be determinable at the modification date, to each unit of accounting relative to its best estimate of selling price. The undelivered items, which are each considered by the Company to have stand-alone value and therefore are separate units of accounting, the related best estimate of selling price at May 17, 2016, and the method of recognizing the allocated consideration, for each unit of accounting are as follows:

•	Three separate development services for which the Company determined it is acting as the principal of all development activities (each of which is a separate unit of accounting): The Company developed the best estimate of selling price for all three of the development services of $67.8 million using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support the development services. The estimated costs were determined to represent management’s best estimate of the price these services could be sold for separately. The amount allocated to these units of accounting is being recognized as revenue on a proportional performance basis as services are provided. The Company expects the services to be performed through 2019. When considering the factors included within ASC 605-45, the Company determined it is the principal of all development activities and is required to present reimbursement of amounts incurred for these services as revenue. For the period May 17, 2016 through December 31, 2016, the Company recognized the non-contingent consideration allocated to these units of accounting of $21.3 million as collaboration revenue.

•	Three separate on-going development services for which the Company determined it is not acting as the principal of all development activities (each of which is a separate unit of accounting): The Company developed the best estimate of selling price for all three development services of $22.4 million using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support the development services. The estimated costs were determined to represent management’s best estimate of the price these services could be sold for separately. The amount allocated to these units of accounting is being recognized on a proportional performance basis as services are provided. The Company expects the services to be performed through 2019. When considering the factors included within ASC 605-45, the Company determined it is not the principal of all development activities and is required to present reimbursement of amounts incurred for these services on a net basis as a reduction of research and development expenses. For the period May 17, 2016 through December 31, 2016, the Company recognized the non-contingent consideration allocated to these units of accounting of $5.7 million as a reduction of research and development costs related to these services.

•	On-going research and development: The Company developed the best estimate of selling price of the research and development services of $207.0 million using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider. The amount allocated to this unit of accounting is being recognized as revenue ratably through May 2022, the expected performance period. For the period May 17, 2016 through December 31, 2016, the Company recognized the non-contingent consideration allocated to this unit of accounting of $14.4 million as collaboration revenue.

•

Committee participations under the Collaboration Agreements: The Company developed the best estimate of selling price of the committee participation services of $1.5 million using management’s best estimate of the anticipated participation hours multiplied by a market rate for comparable participants. The amount allocated to this unit of accounting is being recognized as revenue ratably over the expected performance period, December 2022. For the period May 17, 2016 through December 31, 2016, the

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

Company recognized the non-contingent consideration allocated to this unit of accounting of $92 thousand as collaboration revenue.

•	Additional development activities for which the Company determined it is acting as the principal of all development activities: The Company developed the best estimate of selling price of the development service of $48.7 million using management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support the development services. The estimated costs were determined to represent management’s best estimate of the price these services could be sold for separately. The activities under this unit of accounting are not expected to begin until 2020. When considering the factors included within ASC 605-45, the Company determined it is the principal of all development activities and is required to present reimbursement of amounts incurred for these services as revenue. For the period May 17, 2016 through December 31, 2016, the Company has not recognized any revenue associated with this unit of accounting.

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

During the three months ended December 31, 2016, the Company reached a preclinical achievement for a program that resulted in a change in estimate of total level of effort required for that program. This change in estimate resulted in the recognition of an additional $10.8 million of revenue and reduced our net loss by the same amount for the year ended December 31, 2016. This also resulted in a decrease in net loss per share of $0.28 over the same period.

As a result of Celgene assuming the primary development responsibilities for enasidenib in the first quarter of 2015, the Company recorded $1.0 million of third-party costs incurred on behalf of Celgene for the period May 17, 2016 through December 31, 2016 as a reduction of research and development costs.

During the period May 17, 2016 through December 31, 2016, the Company incurred an additional $0.2 million in reimbursable development expenses related to the enasidenib program that were not contemplated as of the May 2016 modification. The amount is recorded as collaboration revenue.

During the years ended December 31, 2016, 2015 and 2014, the Company recognized a total of $44.9 million $59.1 million and $65.4 million, respectively, as collaboration revenue. The Company recognized $19.7 million, $25.2 million as a reduction of research and development expenses during the years ended December 31, 2016 and 2015, respectively. The Company did not recognize any reduction to research and development expenses in the year ended December 31, 2014.

In determining the current and noncurrent classification of deferred revenue, the Company considers the total consideration expected to be earned in the next twelve months for services to be performed under certain units of accounting and the estimated proportional performance and timing of delivery of certain deliverables to determine the deferred revenue balance that will remain twelve months from the balance sheet date. As of December 31, 2016 and 2015, the Company has recorded a collaboration receivable of $4.9 million and $8.2 million, respectively, related to reimbursable development costs.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

Accounting analysis and revenue recognition – milestone revenue

The Company concluded that certain of the clinical development and regulatory milestone payments that may be received under the Collaboration Agreements, if the Company is involved in future product development and commercialization, are substantive. Factors considered in the evaluation of the milestones included the degree of risk associated with performance of the milestone, the level of effort and investment required, whether the milestone consideration was reasonable relative to the deliverables and whether the milestone was earned at least in part based on the Company’s performance. Revenue from substantive milestones, if they are nonrefundable, is recognized as revenue upon successful accomplishment of the milestones. Clinical and regulatory milestones are deemed non-substantive if they are based solely on the collaborator’s performance. Non-substantive milestones will be recognized when achieved to the extent the Company has no remaining performance obligations under the arrangement. Milestone payments earned upon achievement of commercial milestone events will be recognized when earned.

In January 2016, a substantive clinical development milestone related to the enasidenib program under the 2010 Agreement was achieved and the Company received a milestone payment of $25.0 million, which was recognized as collaboration revenue during the three months ended March 31, 2016. No other milestones were earned during the years ended December 31, 2016, 2015 and 2014. The next potential milestones expected to be achieved under the Collaboration Agreements relate to specified ex-U.S. regulatory events. Achievement of these events will result in milestone payments of up to $70.0 million.

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2016	2015
Laboratory equipment	$14,529	$9,751
Computer equipment and software	3,204	2,029
Leasehold improvements	19,858	15,853
Furniture and fixtures	748	413
Office equipment	233	206
Construction in progress	137	2,632

Total property and equipment	38,709	30,884
Less accumulated depreciation	(13,372)	(7,664)

Total property and equipment, net	$25,337	$23,220

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $5.7 million, $3.3 million and $1.4 million, respectively.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Accrued compensation	$11,092	$7,005
Accrued contracted research and development costs	20,266	7,449
Accrued professional fees	476	228
Accrued other	168	1,314

Total	$32,002	$15,996

6. Commitments and Contingencies

Operating lease

On September 15, 2014, the Company entered into an operating lease agreement (the “Lease”) for approximately 74,500 square feet of office and laboratory space located at 88 Sidney Street, Cambridge, Massachusetts. Concurrently, the Company also entered into an agreement to terminate its preexisting lease under which the Company leased approximately 38,500 square feet of office and laboratory space located at 38 Sidney Street, Cambridge, Massachusetts. On November 21, 2014, the Company entered into a first amendment to the Lease (the “First Amendment”) to expand the rentable square footage of the leased space at 88 Sidney Street to approximately 113,200 square feet. The Company became responsible for paying rent under the Lease as amended by the First Amendment on May 15, 2015. The Company’s lease at 38 Sidney Street terminated on June 15, 2015. On July 20, 2015, the Company entered into a second amendment to the Lease (the “Second Amendment”) to expand the rentable square footage at 88 Sidney Street to approximately 146,030 square feet. The Company became responsible for paying for the additional space under the Second Amendment on November 1, 2015.

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

The Lease, including both amendments, contains rent escalation clauses and a tenant improvement allowance of $20.5 million. The Company provided a standby letter of credit of $2.9 million as security for its obligations under the Lease and both amendments in July 2015. The Company was not required to maintain any cash collateral for the standby letter of credit.

As of December 31, 2016 and 2015, the Company recorded approximately $3.1 million and $3.4 million, respectively, in tenant improvement allowance to be received from the Company’s landlord. Amounts received for tenant improvements, which are considered normal tenant improvements are recorded as leasehold improvements within property and equipment, net, or construction in progress and in deferred rent and deferred rent, net of current portion, in the consolidated balance sheets. The deferred rent will be recorded as a reduction in rent expense ratably over the lease term.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

Future annual minimum lease payments due under non-cancellable operating leases at December 31 of each year are as follows (in thousands):

2017	$9,050
2018	9,278
2019	9,511
2020	9,751
2021	9,996
Thereafter	3,903

$51,489

Rent expense was $6.0 million, $7.1 million and $3.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The operating lease requires the Company to share in prorated operating expenses and property taxes based upon actual amounts incurred; those amounts are not fixed for future periods and, therefore, are not included in the future commitments listed above.

Program license agreements

The Company has entered into various cancelable license agreements for certain technology. None of the Company’s lead product candidates utilize technology covered by these licenses. During the years ended December 31, 2016 and 2015, the Company paid annual maintenance payments totaling $70,000 and $53,000, respectively, to certain of the licensors, which are recorded as research and development expense. The Company has the option to renew these licenses on an annual basis in exchange for payments approximating $70,000 for 2017. The Company could be required to make patent-related, clinical development, regulatory and sales-based milestone payments of up to $0.1 million, $1.6 million, $5.4 million and $3.7 million, respectively, to the licensors. As of December 31, 2016, the Company accrued $75,000 and $500,000 related to patent milestones and clinical milestones, respectively, that have been achieved. The license agreements also require the Company to remit royalties in amounts ranging from 0.5% to 2.5% based on net sales of products utilizing the licensed technology. The Company is also required to make payments in amounts ranging from 7.0% to 25.0% for non-royalty income received from any sublicense of the rights granted to the Company under the agreements. Total license expense incurred under the license agreements amounted to approximately $70,000, $135,000 and $83,000 during the years ended December 31, 2016, 2015 and 2014, respectively. The Company incurred expenses of $50,000 for a patent-related milestone in the year ended December 31, 2014 and incurred expenses of $500,000 for a clinical milestone in the year ended December 31, 2016. The Company did not incur any milestones in 2015 and the Company has paid no royalties to date.

Milestone payment agreements

The Company entered into an agreement with a service provider to receive discounted upfront labor costs for a defined program in consideration of a milestone payment in five years from the Effective Date, as defined in the agreement. The milestone is dependent on the Company declaring a development candidate within the five-year contract term and is dependent on the origins of the development candidate. If the development candidate is derived from a new chemical class created by the service provider, the milestone will be two times the discounted upfront labor costs. If the development candidate is not derived from a new chemical class created by the service provider, the milestone will be equal to the discount on services provided to date. No milestone payment is due if no development candidate is declared within the five year period. In addition, should no development candidate be declared within three years and the Company remains active with the program, the service provider may, at its discretion, elect to request reimbursement of the discount on services provided to

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

date and forgo the milestone payment. The election must be provided in writing within thirty days of the end of the three-year period. The Company has accrued a milestone payment of $4.1 million for the accumulated discounted labor costs as of December 31, 2016.

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

8. Share-Based Payments

Stock incentive plans

In June 2013, the Company’s Board of Directors adopted and, in July 2013 the Company’s stockholders approved, the 2013 Stock Incentive Plan (the “2013 Plan”). The 2013 Plan became effective upon the closing of the Company’s initial public offering and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. Following the adoption of the 2013 Plan, the Company granted no further stock options or other awards under its 2007 Stock Incentive Plan (the “2007 Plan”). Any options or awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remain outstanding and effective. As of December 31, 2016, the total number of shares reserved under the 2007 Plan and the 2013 Plan are 6,256,099 and the Company had 759,556 shares available for future issuance under such plans. The 2013 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2014 and continuing until the expiration of the 2013 Plan, equal to the lesser of (i) 2,000,000 shares of common stock, (ii) 4% of the outstanding shares of common stock on such date or (iii) an amount determined by the Company’s Board of Directors. On January 1, 2017 and 2016, the annual increase for the 2013 Plan resulted in an additional 1,688,817 shares and 1,507,860 shares, respectively, authorized for issuance.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

During the years ended December 31, 2016, 2015 and 2014 the Company did not grant any stock options to consultants and advisors of the Company.

The following table summarizes the stock option activity of all stock incentive plans for the year ended December 31, 2016.

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	4,618,697	$44.45	7.49	$153,573
Granted	1,556,240	43.99
Exercised	(603,359)	10.84
Forfeited/Expired	(352,698)	65.21

Outstanding at December 31, 2016	5,218,880	$46.79	7.28	$63,559

Exercisable at December 31, 2016	2,527,605	$36.50	5.85	$53,952

Vested and expected to vest at December 31, 2016	5,065,064	$46.43	7.23	$63,351

The weighted-average grant date fair value of options granted was $28.41, $65.38 and $27.26 during the years ended December 31, 2016, 2015 and 2014, respectively. The total intrinsic value of options exercised was $26.4 million $50.9 million and $60.4 million during the years ended December 31, 2016, 2015 and 2014, respectively.

At December 31, 2016, the total unrecognized compensation expense related to unvested stock option awards, including estimated forfeitures, was $81.7 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years. The Company also has unrecognized stock-based compensation expense of $11.6 million related to stock units with performance-based vesting criteria that are not considered probable of achievement as of December 31, 2016.

Restricted stock units

The Company may grant awards of restricted stock units (“RSUs”) to non-employee directors, members of the management team and employees on a discretionary basis pursuant to the 2013 Plan. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock.

The Company granted 69,550 RSUs, 15,000 RSUs and 10,000 RSUs during the years ended December 31, 2016, 2015 and 2014, respectively. The Company recorded stock-based compensation expense related to RSUs of $2.0 million, $0.9 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in the total stock-based compensation expense disclosed within the table contained in the “Stock-based compensation expense” section of this footnote. As of December 31, 2016, there was approximately $2.1 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.1 years.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

The following table presents RSU activity for the year ended December 31, 2016:

	Number of Stock Units	Weighted-average grant date fair value
Unvested shares at December 31, 2015	15,000	$122.22
Granted	69,550	41.77
Vested	(7,500)	122.22

Unvested shares at December 31, 2016	77,050	$49.60

Performance-based stock options

During the years ended December 31, 2016, 2015 and 2014, no options to purchase shares of common stock that contain performance-based or a combination of performance-based and service-based vesting criteria were granted by the Company. However, certain performance-based stock options issued in prior periods were still outstanding as of December 31, 2016. Performance-based vesting criteria for options primarily relate to milestone events specific to the Company’s corporate goals, including but not limited to certain preclinical, clinical and regulatory development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. As of December 31, 2016, certain of the performance-based milestones had been achieved. The achievements of all remaining milestones have been deemed probable as of December 31, 2016 and therefore the related expense either has been fully recognized or is being recognized over the remaining service period. During the years ended December 31, 2016, 2015 and 2014, the Company recognized stock-based compensation expense of $0.9 million, $0.4 million and $0.9 million, respectively, related to stock options with performance-based vesting criteria.

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

The Company granted 114,503 PSUs and 100,270 PSUs during the years ended December 31, 2016 and 2015, respectively. Stock-based compensation expense associated with these PSUs is recognized if the performance condition is considered probable of achievement using management’s best estimates. As of December 31, 2016, these milestones were not probable and, therefore, no expense has been recognized related to these awards. No such awards were granted during the year ended December 31, 2014.

The following table presents PSU activity for the year ended December 31, 2016:

	Number of Stock Units	Weighted-average grant date fair value
Unvested shares at December 31, 2015	100,270	$64.44
Granted	114,503	45.02
Vested	—	—
Forfeited/expired	(14,160)	64.44

Unvested shares at December 31, 2016	200,613	$53.36

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

2013 Employee Stock Purchase Plan

In June 2013, the Company’s Board of Directors adopted, and in July 2013 the Company’s stockholders approved, the 2013 Employee Stock Purchase Plan (the “2013 ESPP”). The 2013 ESPP is administered by the Company’s Board of Directors or by a committee appointed by the Company’s Board of Directors. Under the 2013 ESPP, each offering period is six months, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of the offering period. The per-share purchase price at the end of each offering period is equal to 85% of the closing price of one share of the Company’s common stock at the beginning or end of the offering period, whichever is lower, subject to Internal Revenue Service limits. The Company issued 36,680 shares and 17,150 shares during the years ended December 31, 2016 and 2015 under the 2013 ESPP. No shares were issued during the year ended December 31, 2014. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 327,272 shares of the Company’s common stock. As of December 31, 2016, the Company had 273,442 shares available for future issuance under the 2013 ESPP.

The Company recorded $0.8 million, $0.4 million and $0.1 million of stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014, respectively, related to the 2013 ESPP.

Stock-based compensation expense

During the years ended December 31, 2016, 2015 and 2014, the Company recorded stock-based compensation expense for employee and non-employee stock options, restricted stock units, performance-based stock options, performance-based stock units and employee stock purchase plan shares. Expenses related to these equity-based awards were allocated as follows in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2016	2015	2014
Research and development expense	$25,386	$17,419	$6,688
General and administrative expense	16,700	14,544	4,818

	$42,086	$31,963	$11,506

No related tax benefits were recognized for the years ended December 31, 2016, 2015 and 2014.

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

	Years Ending December 31,
	2016	2015	2014
Risk-free interest rate	1.42%	1.71%	1.83%
Expected dividend yield	—	—	—
Expected term (in years)	6.05	6.04	6.03
Expected volatility	72.84%	69.62%	78.61%

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

Volatility

Since the Company was privately held through July 2013, it alone does not have the relevant company-specific historical data to support its expected volatility. As such, the Company uses a weighted-average of expected volatility based on the volatilities of a representative group of publicly traded biopharmaceutical companies; this representative group also includes the Company. For purposes of identifying representative companies, the Company considered characteristics such as number of product candidates and their stages of product development, area of therapeutic focus, length of trading history, companies’ stage of life cycle, size, and relevant financial metrics. The expected volatility has been determined using a weighted-average of the historical volatilities of the representative group of companies for a period equal to the expected term of the option grant. The Company intends to continue to consistently apply this process using similar entities until a sufficient amount of historical information regarding the volatility of the Company’s own share price becomes available or until circumstances change, such that the identified entities are no longer representative companies. In the latter case, more suitable, similar entities whose share prices are publicly available would be utilized in the calculation.

Expected term

The Company uses the “simplified method” as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share Based Payments, to estimate the expected term of stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the contractual term (ten years) and the weighted-average vesting term of the Company’s stock options, taking into consideration multiple vesting tranches. The Company utilizes this method due to lack of historical data and the plain-vanilla nature of the Company’s share-based awards.

Forfeitures

Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest.

9. Income Taxes

The domestic and foreign components of loss before income taxes are as follows, in thousands:

	Years ended December 31,
	2016	2015	2014
Domestic	$(179,896)	$(111,057)	$(53,930)
Foreign	(18,575)	(6,674)	—

Loss before income taxes	$(198,471)	$(117,731)	$(53,930)

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

The provision (benefit) for income taxes is as follows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$ —	$ —	$(444)
State	—	—	18
Foreign	—	—	—

Total current	—	—	(426)

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Total	$—	$—	$(426)

A reconciliation of the expected income tax benefit (expense) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2016, 2015 and 2014:

	December 31,
	2016	2015	2014
Income tax benefit computed at federal statutory tax rate	35.00%	35.00%	35.00%
State taxes, net of federal benefit	2.90	4.50	4.90
Change in valuation allowance	(43.40)	(44.60)	(35.80)
General business credits and other credits	9.50	8.40	(1.90)
Permanent differences	(0.20)	(0.20)	(0.10)
Incentive Stock Options	(1.80)	(1.80)	(2.00)
Foreign Rate Differential	(1.90)	(1.20)	—
Other	(0.10)	(0.10)	0.80

Total	0.00%	0.00%	0.90%

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$126,077	$81,947
Deferred revenue	8,051	7,046
Tax credit carryforwards	43,350	16,708
Purchased intangible assets	4,410	724
Stock-based compensation	22,731	11,923
Deferred rent	8,516	7,975
Non-deductible accruals and reserves	3,310	2,520

Total deferred tax assets	216,445	128,843
Valuation allowance	(208,033)	(121,874)

Total deferred tax assets	$8,412	$6,969

Deferred tax liabilities:
Depreciation and amortization	$(8,412)	$(6,969)

Total deferred tax liabilities	$(8,412)	$(6,969)

Net deferred tax asset	$—	$—

As of December 31, 2016, the Company had net operating loss carryforwards available (NOLs) to reduce federal, state and foreign income taxes of approximately $387.2 million, $391.5 million and $20.2 million, respectively. If not utilized, these carryforwards expire at various dates through 2036. At December 31, 2016, the Company also has available research and development tax credits for federal and state income tax purposes of approximately $7.3 million and $4.2 million, respectively. The Company engaged in clinical testing activities and incurred expenses that qualify for the federal orphan drug tax credit. At December 31, 2016, the Company has available orphan drug tax credits for federal purposes only of approximately $33.3 million. If not utilized, the credits expire at various dates through 2036.

Included in the carryforwards above, the Company has federal and state NOLs related to stock compensation in the amount of $81.9 million and $77.8 million, respectively, which is not included in deferred tax assets. When the excess stock-based compensation related to the NOL carryover tax assets are realized, the benefit will be credited directly to stockholders’ equity under the Company’s current accounting policy. However, the Company will adopt ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, during the quarter ended March 31, 2017. As a result of the adoption, the net operating losses deferred tax assets will increase by $32.7 million and will be offset by a corresponding increase in the valuation allowance. The adoption of ASU 2016-09 will have no impact to the Company’s income statement, balance sheet or retained earnings.

Utilization of the net operating loss carryforwards and credits may be subject to annual limitations as prescribed by federal and state statutory provisions. The annual limitation may result in the expiration of net operating loss carryforwards prior to its utilization.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

Utilization of the NOLs and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as well as similar state provisions. Ownership changes may limit the amount of NOLs and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of five percent stockholders in the stock of a corporation by more than 50 percent in the aggregate over a three-year period. During 2011, the Company completed a Section 382 study through December 31, 2011, to determine whether any ownership change has occurred since the Company’s formation and determined that transactions have resulted in two ownership changes, as defined by Section 382. The impact of the ownership changes have been reflected in the Company’s deferred tax assets in the table above. There could be additional ownership changes after December 31, 2011 that could further limit the amount of NOLs and tax credit carryforwards that the Company can utilize. The Company will complete a full analysis of the tax attribute carryforwards prior to any utilization.

As required by ASC 740, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the weight of available evidence, both positive and negative, management has recorded a valuation allowance of $208.0 million and $121.9 million at December 31, 2016 and December 31, 2015, respectively, because management has determined that it is more likely than not that these assets will not be fully realized. The valuation allowance increased by $86.1 million in the year ended December 31, 2016.

The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2016 and 2015, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company is subject to taxation in the United States and Switzerland. The statute of limitations for assessment by the Internal Revenue Service (IRS) and state tax authorities is open for tax years ending December 31, 2016, 2015, 2014, and 2013 although carryforward attributes that were generated for tax years prior to 2013 may still be adjusted upon examination by the IRS or state tax authorities if they either have been, or will be, used in a future period. The statute of limitations for assessment in Switzerland remains open for tax year ending December 31, 2016 and 2015. There are currently no federal, state or foreign audits in progress.

10. Defined Contribution Benefit Plan

The Company sponsors a 401(k) retirement plan, in which substantially all of its full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company will make matching contributions equal to 50% of the employee’s contributions, subject to a maximum of 6% of eligible compensation. During the year ended December 31, 2016 and 2015, the Company provided $1.0 million and $0.7 million, respectively, in contributions to this plan. The Company did not provide any contributions during the year ended December 31, 2014.

Agios Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

11. Selected Quarterly Financial Data (Unaudited)

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total revenue	$31,281	$6,978	$8,985	$22,648
Loss from operations	(23,594)	(56,470)	(63,512)	(57,409)
Net loss	(23,198)	(55,953)	(62,834)	(56,486)
Net loss per share – basic and diluted	(0.61)	(1.47)	(1.63)	(1.34)

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total revenue	$34,202	$13,219	$5,480	$6,218
Loss from operations	(5,195)	(32,133)	(40,475)	(40,897)
Net loss	(4,957)	(31,897)	(40,257)	(40,621)
Net loss per share – basic and diluted	(0.13)	(0.85)	(1.07)	(1.08)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-36014	July 29, 2013	3.1

3.2	Amended and Restated By-Laws	8-K	001-36014	July 29, 2013	3.2

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-189216	June 24, 2013	4.1

4.2	Second Amended and Restated Investor Rights Agreement dated as of November 16, 2011	S-1	333-189216	June 10, 2013	4.2

10.1#	2007 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.1

10.2#	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-189216	June 10, 2013	10.2

10.3#	Form of Nonstatutory Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-189216	June 10, 2013	10.3

10.4#	2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.4

10.5#	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.5

10.6#	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.6

10.7#	2013 Employee Stock Purchase Plan	S-1	333-189216	June 24, 2013	10.7

10.8#	Letter Agreement, dated as of April 17, 2009, between the Registrant and Duncan Higgons	S-1	333-189216	July 11, 2013	10.8

10.9#	Letter Agreement, dated as of May 6, 2009, between the Registrant and David P. Schenkein, M.D.	S-1	333-189216	July 11, 2013	10.9

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.10#	Letter Agreement, dated as of July 22, 2010, between the Registrant and Scott Biller, Ph.D.	S-1	333-189216	July 11, 2013	10.10

10.11#	Letter of Agreement, dated May 4, 2010 between the Registrant and Glenn Goddard	S-1	333-189216	June 10, 2013	10.11

10.12	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-189216	July 11, 2013	10.12

10.13#	Letter Agreement, dated as of April 1, 2014, between the Registrant and Christopher Bowden, Ph.D.	10-K	001-36014	February 26, 2016	10.13

10.14	Lease, dated as of August 2, 2010, between the Registrant and Thirty-Eight Sidney Street Limited Partnership	S-1	333-189216	June 10, 2013	10.12

10.15†	Discovery and Development Collaboration and License Agreement, dated as of April 14, 2010, as amended on October 3, 2011, between the Registrant and Celgene Corporation	S-1	333-189216	July 16, 2013	10.14

10.16†	Third Amendment to Discovery and Development Collaboration and License Agreement, dated July 14, 2014 between the Registrant and Celgene Corporation	10-K	001-36014	February 24, 2015	10.15

10.17	Common Stock Purchase Agreement, dated as of July 16, 2013, between the Registrant and Celgene Alpine Investment Co., LLC	S-1	333-189216	July 16, 2013	10.15

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.18	Lease, dated as of September 15, 2014, between the Registrant and Forest City 88 Sidney, LLC	8-K	001-36014	September 19, 2014	10.1

10.19	Termination of Lease, dated September 15, 2014, by and between Agios Pharmaceuticals, Inc. and 38 Sidney Street Limited Partnership	8-K	001-36014	September 19, 2014	10.2

10.20	First Amendment to Lease, dated as of November 21, 2014, between the Registrant and Forest City 88 Sidney, LLC	8-K	001-36014	November 26, 2014	10.1

10.21#	Summary Description of Annual Cash Incentive Program	10-Q	001-36014	May 11, 2015	10.1

10.22	Second Amendment to Lease for 88 Sidney Street, dated July 20, 2015, by and between Agios Pharmaceuticals, Inc. and Forest City 88 Sidney Street, LLC	8-K	001-36014	July 23, 2015	10.1

10.23†	Collaboration and License Agreement by and between Agios Pharmaceuticals, Inc. and Celgene Corporation Re: AGI-23088 for the US Territory, dated as of April 27, 2015	10-Q	001-36014	August 7, 2015	10.1

10.24†	Collaboration and License Agreement by and between Agios International Sarl and Celgene International II Sarl Re: AGI-23088 for the ROW Territory, dated as of April 27, 2015	10-Q	001-36014	August 7, 2015	10.2

10.25#	Form of Performance Share Unit Agreement under 2013 Stock Incentive Plan	10-K	001-36014	February 26, 2016	10.25

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.26#	Severance Benefits Plan	8-K	001-36014	April 22, 2016	10.21

10.27#	Letter Agreement, dated as of January 7, 2016, between the Registrant and Steve Hoerter	10-Q	001-36014	May 9, 2016	10.1

10.28†	Master Research and Collaboration Agreement, dated May 17, 2016, by and among the Registrant, Celgene Corporation and Celgene RIVOT Ltd.	10-Q	001-36014	August 8, 2016	10.1

10.29#	Letter Agreement between Agios Pharmaceuticals, Inc. and Andrew Hirsch, effective August 11, 2016	8-K	001-36014	August 16, 2016	99.2

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

#	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
*	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing. This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.