Form 10-Q
period 2017-03-31
AGIOS PHARMACEUTICALS INC
filed 2017-05-04
CIK 1439222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on May 1, 2017: 48,204,878

AGIOS PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$200,278	$160,754
Marketable securities	279,480	380,560
Collaboration receivable – related party	11,265	4,886
Tenant improvement and other receivables	3,452	3,428
Prepaid expenses and other current assets	12,391	10,264

Total current assets	506,866	559,892
Marketable securities	23,423	32,250
Property and equipment, net	24,139	25,337
Other non-current assets	2,888	1,615

Total assets	$557,316	$619,094

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,152	$17,106
Accrued expenses	25,114	32,002
Deferred revenue – related party	37,690	35,913
Deferred rent	3,473	3,412

Total current liabilities	82,429	88,433

Deferred revenue, net of current portion – related party	150,596	154,297
Deferred rent, net of current portion	16,911	17,773
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 42,382,901 and 42,220,444 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	42	42
Additional paid-in capital	857,107	842,013
Accumulated other comprehensive loss	(212)	(313)
Accumulated deficit	(549,557)	(483,151)

Total stockholders’ equity	307,380	358,591

Total liabilities and stockholders’ equity	$557,316	$619,094

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Collaboration revenue – related party	$10,508	$31,281
Operating expenses:
Research and development (net of $2,776 and $8,794 of cost reimbursement from related party for the three months ended March 31, 2017 and 2016, respectively)	62,732	44,038
General and administrative	14,823	10,837

Total operating expenses	77,555	54,875

Loss from operations	(67,047)	(23,594)
Interest income	881	396

Net loss	$(66,166)	$(23,198)

Net loss per share – basic and diluted	$(1.56)	$(0.61)

Weighted-average number of common shares used in computing net loss per share – basic and diluted	42,280,525	37,864,084

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(66,166)	$(23,198)
Other comprehensive income:
Unrealized gain on available-for-sale securities	101	407

Comprehensive loss	$(66,065)	$(22,791)

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(66,166)	$(23,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,591	1,246
Stock-based compensation expense	10,734	9,107
Net amortization of premium and discounts on investments	163	126
Loss on disposal of fixed assets	40	—
Changes in operating assets and liabilities:
Collaboration receivable – related party	(6,379)	1,411
Tenant improvement and other receivables	(24)	2,803
Prepaid expenses and other current and non-current assets	(3,425)	(857)
Accounts payable	(994)	(293)
Accrued expenses and other liabilities	(6,889)	(2,902)
Deferred revenue – related party	(1,924)	(5,892)
Deferred rent	(801)	(560)

Net cash used in operating activities	(74,074)	(19,009)

Investing activities
Purchases of marketable securities	(26,740)	(211,163)
Proceeds from maturities and sales of marketable securities	136,585	198,868
Purchases of property and equipment	(293)	(2,533)

Net cash provided by (used in) investing activities	109,552	(14,828)

Financing activities
Payment of public offering costs	(100)	—
Net proceeds from stock option exercises and employee stock purchase plan	4,146	1,108

Net cash provided by financing activities	4,046	1,108

Net change in cash and cash equivalents	39,524	(32,729)
Cash and cash equivalents at beginning of the period	160,754	71,764

Cash and cash equivalents at end of the period	$200,278	$39,035

Supplemental disclosure of non-cash investing and financing transactions
Additions to property and equipment in accounts payable and accrued expenses	$213	$607

Proceeds from stock option exercises in other current assets	$6	$17

Public offering costs in other current assets	$329	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Overview and Basis of Presentation

References to Agios

Throughout this Quarterly Report on Form 10-Q, “we,” “us,” and “our,” and similar expressions, except where the context requires otherwise, refer to Agios Pharmaceuticals, Inc. and its consolidated subsidiaries, and “our Board of Directors” refers to the board of directors of Agios Pharmaceuticals, Inc.

Overview

We are a biopharmaceutical company committed to the fundamental transformation of patients’ lives through scientific leadership in the field of cellular metabolism, with the goal of making transformative, first- or best-in-class medicines. Our areas of focus are cancer metabolism, rare genetic diseases, or RGDs, which are diseases that are directly caused by changes in genes or chromosomes, often passed from one generation to the next, and metabolic immuno-oncology, or MIO, which is a developing field that aims to modulate the activity of relevant immune cells (or tumor microenvironment) by targeting critical metabolic nodes, thereby, enhancing the immune mediated anti-tumor response. In each of these areas, we are seeking to unlock the biology of cellular metabolism as a platform to create transformative therapies. We are located in Cambridge, Massachusetts.

Basis of presentation

The condensed consolidated balance sheet as of March 31, 2017, and the condensed consolidated statements of operations, comprehensive loss and cash flows for the three months ended March 31, 2017 and 2016, are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2017, and our results of operations and cash flows for the three months ended March 31, 2017 and 2016. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three-month period are also unaudited. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other future annual or interim period. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 that was filed with the Securities and Exchange Commission, or the SEC, on February 16, 2017.

Our consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries, Agios Securities Corporation and Agios International Sarl. All intercompany transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

Liquidity

In April 2017, we completed a public offering of 5,050,505 shares of common stock at an offering price of $49.50 per share. We received net proceeds from this offering of $235.0 million, after deducting underwriting discounts and commissions paid by us. In addition, we granted the underwriters the right to purchase up to an additional 757,575 shares of common stock, which was also exercised in April 2017, resulting in additional net proceeds to us of $35.2 million, after underwriting discounts and commissions. After giving effect to the full exercise of the over-allotment option, the total number of shares sold by us in the public offering increased to 5,808,080 shares, and net proceeds to us increased to $270.2 million, after underwriting discounts and commissions.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Significant accounting policies

On January 1, 2017, we adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions, including income taxes consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The following summarizes the effects of the adoption on our unaudited condensed consolidated financial statements:

Income taxes – Upon adoption of this standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the statement of operations. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. We did not recognize any discrete adjustments to income tax expense for the three months ended March 31, 2017, as we are in a full valuation allowance position. We have applied the modified retrospective adoption approach beginning in 2017. This cumulative-effect adjustment related to tax assets that had previously arisen from tax deductions for stock-based compensation expenses that were greater than the compensation recognized for financial reporting. These assets had been excluded from the deferred tax assets and liabilities totals on the balance sheet as a result of certain realization requirements previously included in Accounting Standards Codification, or ASC, 718, Compensation—Stock Compensation. We recorded a cumulative-effect adjustment of approximately $32.7 million through retained earnings and deferred tax assets; however, due to the full valuation allowance, the only impact of the retrospective adoption is footnote presentation which will be presented in the December 31, 2017 year-end financials.

Forfeitures – Upon adoption of ASU 2016-09, entities may also elect to estimate forfeitures and adjust the estimate when it is likely to change, which is consistent with pre-ASU 2016-09 guidance, or account for forfeitures as they occur. Beginning in January 1, 2017, we elected to account for forfeitures as they occur. The ASU is applied on a prospective basis, and prior periods have not been adjusted to reflect this change in accounting policy. The cumulative effect of the change in forfeiture policy in prior periods did not have a material impact of on our statement of operations or balance sheet.

Upon adoption, no other aspects of ASU 2016-09 had a material effect on our unaudited condensed consolidated financial statements or related footnote disclosures.

There have been no other material changes to the significant accounting policies previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016.

Recent accounting pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. Subsequently, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which adjusted the effective date of ASU 2014-09; ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies identifying performance obligations and licensing implementation guidance and illustrations in ASU 2014-09; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses implementation issues and is intended to reduce the cost and complexity of applying the new revenue standard in ASU 2014-09, or collectively, the Revenue ASUs.

The Revenue ASUs provide an accounting standard for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2017, with an option to early adopt for interim and annual periods beginning after December 15, 2016. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We are in process of initiating our overall implementation plan and evaluation of the impact of the new standard on our accounting policies. We will adopt the new standard effective January 1, 2018 under the modified retrospective method. We are in the process of determining the impact of the Revenue ASUs on our financial statements; however, the adoption of the Revenue ASUs may have a material impact on revenue recognition, our notes to consolidated financial statements and our internal controls over financial reporting.

Other Recent Accounting Pronouncements

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, or ASU 2016-16, which removes the prohibition in ASC 740, Income Taxes, against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for us for annual periods beginning after December 15, 2017, and interim periods therein, with early adoption permitted. We are currently in the process of evaluating the impact of the guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02, which establishes principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. ASU 2016-02 is effective for annual periods beginning after December 15, 2018 and interim periods therein, with early adoption permitted. We are currently in the process of evaluating the impact of the guidance on our consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

3. Fair Value Measurements

We record cash equivalents and marketable securities at fair value. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 – Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, directly or indirectly, for substantially the full term of the asset or liability.

Level 3 – Unobservable inputs that reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of March 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$178,663	$19,985	$—	$198,648
Marketable securities:
Certificates of deposit	—	15,990	—	15,990
U.S. Treasuries	82,533	—	—	82,533
Government securities	12,497	7,493	—	19,990
Corporate debt securities	—	184,390	—	184,390

	$273,693	$227,858	$—	$501,551

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2017.

There have been no changes to the valuation methods during the three months ended March 31, 2017. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2017. We have no financial assets or liabilities that were classified as Level 3 at any point during the three months ended March 31, 2017.

4. Marketable Securities

Marketable securities at March 31, 2017 and December 31, 2016 consisted of investments in certificates of deposit, U.S. Treasuries, government securities and corporate debt securities. We determine the appropriate classification of the securities at the time they are acquired and evaluate the appropriateness of such classifications at each balance sheet date. We classify our marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity and a component of total comprehensive loss in the condensed consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on marketable securities for the three months ended March 31, 2017 and 2016 and, as a result, we did not reclassify any amounts out of accumulated other comprehensive loss for the periods.

Marketable securities at March 31, 2017 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$11,240	$4	$(2)	$11,242
U.S Treasuries	82,599	—	(66)	82,533
Government securities	17,519	—	(22)	17,497
Corporate debt securities	168,282	—	(74)	168,208
Non-current:
Certificates of deposit	4,760	1	(13)	4,748
Government securities	2,500	—	(7)	2,493
Corporate debt securities	16,215	4	(37)	16,182

	$303,115	$9	$(221)	$302,903

Marketable securities at December 31, 2016 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$11,280	$2	$(3)	$11,279
U.S. Treasuries	141,678	2	(62)	141,618
Government securities	19,533	—	(23)	19,510
Corporate debt securities	208,285	3	(135)	208,153
Non-current:
Certificates of deposit	7,600	6	(13)	7,593
Government securities	4,499	—	(21)	4,478
Corporate debt securities	20,248	—	(69)	20,179

	$413,123	$13	$(326)	$412,810

At March 31, 2017 and December 31, 2016, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of one to two years, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and therefore classified as available-for-sale.

We review marketable securities for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the condensed consolidated statements of operations if we experienced a credit loss, have the intent to sell the marketable security, or if it is more likely than not that we will be required to sell the marketable security before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with our investment policy, the severity and the duration of the impairment, and changes in value subsequent to the end of the period.

At March 31, 2017 and December 31, 2016, we held 123 and 158 debt securities that were in an unrealized loss position for less than one year, respectively. The aggregate fair value of debt securities in an unrealized loss position at March 31, 2017 and December 31, 2016 was $241.8 million and $335.4 million, respectively. There were no individual securities that were in a significant unrealized loss position as of March 31, 2017 and December 31, 2016. We evaluated our securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell the securities, and we do not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of March 31, 2017 and December 31, 2016.

5. Celgene Collaboration Agreements

To date, our revenue has primarily been generated from our collaboration agreements with Celgene, or collectively, the Collaboration Agreements. Celgene is a related party through ownership of our common stock. In April 2010, we entered into a collaboration agreement focused on cancer metabolism. The agreement was amended in October 2011 and July 2014, or collectively the agreement together with the amendments, the 2010 Agreement. On April 27, 2015, we entered into a joint worldwide development and profit share collaboration and license agreement with Celgene, and our wholly owned subsidiary, Agios International Sarl, entered into a collaboration and license agreement with Celgene International II Sarl, or collectively, the AG-881 Agreements, to establish a worldwide collaboration focused on the development and commercialization of AG-881 products. On May 17, 2016, we entered into a master research and collaboration agreement, or the 2016 Agreement.

2016 Agreement

In May 2016, we entered into the 2016 Agreement focused on MIO. In addition to new programs identified under the 2016 Agreement, both parties have also agreed that all future development and commercialization of two remaining cancer metabolism programs discovered under the 2010 Agreement, including AG-270, a program focused on methylthioadenosine phosphorylase, or MTAP, deleted cancers, will now be governed by the 2016 Agreement.

During the research term of the 2016 Agreement, we plan to conduct research programs focused on discovering compounds that are active against metabolic targets in the immuno-oncology, or IO, field. The initial four-year research term will expire on May 17, 2020, and may be extended for up to two, or in specified cases, up to four additional one-year terms.

For each program under the 2016 Agreement, we may nominate compounds that meet specified criteria as development candidates and, in limited circumstances, Celgene may also nominate compounds as development candidates for each such program. Celgene may designate the applicable program for further development following any such nomination, after which we may conduct, at our expense, additional pre-clinical and clinical development for such program through the completion of an initial phase 1 dose escalation study.

At the end of the research term, Celgene may designate for continued development up to three research programs for which development candidates have yet to be nominated, which are referred to as continuation programs. We may conduct further research and pre-clinical and clinical development activities on any continuation program, at our expense, through the completion of an initial phase 1 dose escalation study.

We granted Celgene the right to obtain exclusive options for development and commercialization rights for each program that Celgene has designated for further development, and for each continuation program. Celgene may exercise each such option beginning on the designation of a development candidate for such program (or on the designation of such program as a continuation program) and ending on the earlier of: (i) the end of a specified period after we have furnished Celgene with specified information about the initial phase 1 dose escalation study for such program, or (ii) January 1, 2030. Research programs that have applications in the inflammation or autoimmune, or I&I, field that may result from the 2016 Agreement will also be subject to the exclusive options described above.

We will retain rights to any program that Celgene does not designate for further development or as to which it does not exercise its option.

Under the terms of the 2016 Agreement, following Celgene’s exercise of its option with respect to a program, the parties will enter into either a co-development and co-commercialization agreement if such program is in the IO field, or a license agreement if such program is in the I&I field. Under each co-development and co-commercialization agreement, the two parties will co-develop and co-commercialize licensed products worldwide. Either we or Celgene will lead development and commercialization of licensed products for the United States, and Celgene will lead development and commercialization of licensed products outside of the United States. Depending on the country, the parties will each have the right to provide a portion of field-based marketing activities. Under each license agreement, Celgene will have the sole right to develop and commercialize licensed products worldwide.

Co-development and co-commercialization agreements

Under each co-development and co-commercialization agreement entered into under the 2016 Agreement, the parties will split all post-option exercise worldwide development costs, subject to specified exceptions, as well as any profits from any net sales of, or commercialization losses related to, licensed products in the IO field. Celgene has the option to designate one program in the IO field as the 65/35 program, for which Celgene will be the lead party for the United States and will have a 65% profit or loss share. For programs in the IO field other than the 65/35 program, we and Celgene will alternate, on a program-by-program basis, being the lead party for the United States, with us having the right to be the lead party for the first such program, and each party will have a 50% profit or loss share. The lead party for the United States will book commercial sales of licensed products, if any, in the United States, and Celgene will book commercial sales of licensed products, if any, outside of the United States.

License agreements

Under each license agreement under the 2016 Agreement, Celgene will be responsible for all post-option exercise worldwide development and associated costs, subject to specified exceptions, as well as worldwide commercialization and associated costs, for licensed products.

Financial terms

Under the terms of the 2016 Agreement, we received an initial upfront payment in the amount of $200.0 million. The 2016 Agreement provides specified rights to extend the research term for up to two, or in specified cases, up to four, additional years by paying a $40.0 million per-year extension fee. Celgene will pay an $8.0 million designation fee for each program that Celgene designates for further development and for each continuation program. For each program as to which Celgene exercises its option to develop and commercialize, subject to antitrust clearance, Celgene will pay an option exercise fee of at least $30.0 million for any designated development program and at least $35.0 million for any continuation programs. In certain cases, Celgene may exercise its option to develop and commercialize two early-stage I&I programs, prior to Celgene designating the program for further development, by paying an option exercise fee of $10.0 million.

We are eligible to receive the following milestone-based payments associated with the 2016 Agreement:

Program	Milestone	Amount
65/35 program in IO field	Specified clinical development event	$25.0 million
65/35 program in IO field	Specified regulatory milestone events	Up to $183.8 million
50/50 program in IO field	Specified clinical development event	$20.0 million
50/50 program in IO field	Specified regulatory milestone events	Up to $148.8 million
I&I field	Specified clinical development event	$25.0 million
I&I field	Specified regulatory milestone events	Up to $236.3 million
I&I field	Specified commercial milestone events	Up to $125.0 million

Additionally, for each licensed program in the I&I field, we are eligible to receive royalties at tiered, low double-digit percentage rates on Celgene’s net sales, if any.

Opt-out right

Under the 2016 Agreement, we may elect to opt out of the cost and profit share under any co-development and co-commercialization agreement, subject to specified exceptions. Upon opting out, Celgene will have the sole right to develop, manufacture and commercialize the applicable licensed products throughout the world, at its cost, and we will undertake transitional activities reasonably necessary to transfer the development, manufacture and commercialization of such licensed products to Celgene, at our expense. Further, in lieu of the profit or loss sharing described above, we would be eligible to receive royalties at tiered, low double-digit percentage rates on Celgene’s net sales, if any, of the applicable licensed products. However, we would continue to be eligible to receive the developmental and regulatory milestone-based payments described above.

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

Termination

Subject to specified exceptions, Celgene may terminate the 2016 Agreement in its entirety for any reason by providing us with prior written notice if there are no active co-development and co-commercialization agreements or license agreements in place or on a program-by-program basis if there are no active co-development and co-commercialization agreements or license agreements in place for the terminated program(s). Either party may terminate the 2016 Agreement for the insolvency of the other party. On a program-by-program basis, prior to the exercise of an option, either party may terminate the 2016 Agreement either in its entirety or with respect to one or more programs on prior written notice to the other party in the case of an uncured material breach by the other party that frustrates the fundamental purpose of the 2016 Agreement. Following the exercise of an option for a program, either party may terminate the 2016 Agreement with respect to such program if such party terminates the co-development and co-commercialization agreement or license agreement for such program for an uncured material breach by the other party that frustrates the fundamental purpose of such agreement. Either party may terminate a co-development and co-commercialization agreement or a license agreement upon the bankruptcy or insolvency of the other party. Either party also has the right to terminate the co-development and co-commercialization agreement or license agreement if the other party or any of their affiliates challenges the validity, scope or enforceability of or otherwise opposes, any patent included within the intellectual property rights licensed to the other party under such agreement.

Exclusivity

While any of Celgene’s options remain available under the 2016 Agreement, subject to specified exceptions, we may not directly or indirectly develop, manufacture or commercialize, outside of the 2016 Agreement, any therapeutic modality in the IO or I&I field with specified activity against a metabolic target.

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

AG-120 Letter Agreement

On May 17, 2016, we entered into a letter agreement with Celgene regarding ivosidenib, or the AG-120 Letter Agreement. Under the AG-120 Letter Agreement, the parties agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the isocitrate dehydrogenase 1, or IDH1, target, for which ivosidenib is the lead development candidate. Under the 2010 Agreement, Celgene had held development and commercialization rights to the IDH1 program outside of the United States, and we held such rights inside the United States. As a result of the termination, we obtained global rights to ivosidenib and the IDH1 program. Neither party will have any further financial obligation, including royalties or milestone payments, to the other concerning ivosidenib or the IDH1 program. Under the terms of the termination, the parties have also agreed to conduct specified transitional activities in connection with the termination. In addition, pursuant to the AG-120 Letter Agreement, the parties are released from their exclusivity obligations under the 2010 Agreement with respect to the IDH1 program. The termination does not affect the AG-881 Agreements, which are directed to both the IDH1 target and the isocitrate dehydrogenase 2, or IDH2, target.

AG-881 Agreements

On April 27, 2015, we entered into the AG-881 Agreements. The AG-881 Agreements establish a joint worldwide collaboration focused on the development and commercialization of AG-881 products. Under the terms of the AG-881 Agreements, we received an initial upfront payment of $10.0 million in May 2015 and are eligible to receive milestone-based payments described below. The parties will split all worldwide development costs equally, subject to specified exceptions, as well as any profits from any net sales of, or commercialization losses related to, licensed AG-881 products.

We are eligible to receive up to $70.0 million in potential milestone payments related to AG-881 under the AG-881 Agreements. The potential milestone payments are comprised of: (i) a $15.0 million milestone payment for filing of a first NDA in a major market and (ii) up to $55.0 million in milestone payments upon achievement of specified regulatory milestone events. We may also receive royalties at tiered, low- to mid-teen percentage rates on net sales if we elect not to participate in the development and commercialization of AG-881.

2010 Agreement

In April 2010, we entered into the 2010 Agreement, which was amended in October 2011 and July 2014. The goal of the collaboration was to discover, develop and commercialize disease-altering therapies in oncology based on our cancer metabolism research platform. We initially led discovery, preclinical and early clinical development for all cancer metabolism programs under the collaboration. The discovery phase of the 2010 Agreement expired in April 2016.

Upon agreement to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which ivosidenib is the lead development candidate, the sole program remaining under the 2010 Agreement is IDHIFA® (enasidenib), a co-commercialized licensed program for which Celgene leads and funds global development and commercialization activities. We have exercised our right to participate in a portion of commercialization activities in the United States for IDHIFA® (enasidenib) in accordance with the applicable commercialization plan.

Under the remaining terms of the 2010 Agreement, we are eligible to receive up to $95.0 million in potential milestone payments for the IDHIFA® (enasidenib) program. The potential milestone payments are comprised of: (i) up to $70.0 million in milestone payments upon achievement of specified ex-U.S. regulatory milestone events and (ii) a $25.0 million milestone payment upon achievement of a specified commercial milestone event.

Under the 2010 Agreement, we may also receive royalties at tiered, low-double digit to mid-teen percentage rates on net sales and have the option to participate in the development and commercialization of certain products in the United States. Assuming all other revenue recognition criteria are met, royalty payments will be recognized as revenue in the period in which they are earned. To date, we have not earned any royalty payments under the 2010 Agreement.

Unless terminated earlier by either party, the term of the 2010 Agreement will continue until the expiration of all royalty terms with respect to IDHIFA® (enasidenib). Celgene may terminate this agreement for convenience in its entirety upon ninety days written notice to us. If either party is in material breach and fails to cure such breach within the specified cure period, the other party may terminate the 2010 Agreement in its entirety. Either party may terminate the agreement in the event of specified insolvency events involving the other party.

Accounting analysis and revenue recognition – collaboration revenue

April 2015 – May 2016

The AG-881 Agreements were determined to be a modification of the 2010 Agreement due to the AG-881 Agreements including a compound originally identified within the 2010 Agreement. As a result of the modification, under the provisions of ASC 605-25, Multiple Element Arrangements, we identified the remaining deliverables under the 2010 Agreement and the AG-881 Agreements, and determined the best estimate of selling price for the undelivered elements as of the modification date. We then allocated the total arrangement consideration, which included the remaining deferred revenue balance at the modification date, the initial payment of $10.0 million under the AG-881 Agreements and other consideration under the 2010 Agreement and the AG-881 Agreements that was deemed to be determinable at the modification date, to each unit of accounting relative to our best estimate of selling price for each unit of accounting. The undelivered items, which are each considered by us to have stand-alone value and therefore are separate units of accounting, the related best estimate of selling price at April 27, 2015, and the method of recognizing the allocated consideration, for each unit of accounting are as follows:

•	Licenses for the AG-881 program: We developed the best estimate of selling price of the U.S. license and the rest of world license by probability weighting multiple cash flow scenarios using the income approach. Our management estimates within the models include the expected, probability-weighted net profits from estimated future sales, an estimate of the direct cost incurred to generate future cash flows, a discount rate and other business forecast factors. There are significant judgments and estimates inherent in the determination of the best estimate of selling price of these units of accounting. These judgments and estimates include assumptions regarding future operating performance, the timelines of the clinical trials and regulatory approvals, and the estimated patient populations. Should different reasonable assumptions be utilized, the best estimate of selling price and the associated revenue recognized would be different. We developed a best estimate of selling price of the licenses of $33.2 million. We recognize the non-contingent consideration allocated to these units of accounting upon delivery of the licenses to Celgene, which occurred immediately upon the execution of the AG-881 Agreements. During the three months ended March 31, 2016, we recognized the non-contingent consideration allocated to this unit of accounting of $0.9 million as collaboration revenue.

•	Four separate on-going development services for which we determined we are acting as the principal of all development activities (each of which is a separate unit of accounting): We developed the best estimate of selling price for all four of the on-going development services of $12.7 million using our management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support the development services. The estimated costs were determined to represent our management’s best estimate of the price these services could be sold for separately. The amount allocated to these units of accounting is being recognized as revenue on a proportional performance basis as services are provided. We expect the services to be performed through 2017. When considering the factors included within ASC 605-45, Revenue Recognition – Principal Agent Considerations, we determined we are the principal of all development activities and are required to present reimbursement of amounts incurred for these services as revenue. During the three months ended March 31, 2016, we recognized the non-contingent consideration allocated to these units of accounting of $1.0 million as collaboration revenue.

•	Four separate on-going development services for which we determined we are not acting as the principal of all development activities (each of which is a separate unit of accounting): We developed the best estimate of selling price for all four of the on-going development services of $97.3 million using our management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support the development services. The estimated costs were determined to represent our management’s best estimate of the price these services could be sold for separately. The amount allocated to these units of accounting is being recognized on a proportional performance basis as services are provided. We expect the services to be performed through 2017. When considering the factors included within ASC 605-45, we determined we are not the principal of all development activities and are required to present reimbursement of amounts incurred for these services on a net basis as a reduction of research and development expenses. During the three months ended March 31, 2016, we recognized the non-contingent consideration allocated to these units of accounting of $4.8 million as a reduction of research and development costs related to these services.

•

On-going research and development: We developed the best estimate of selling price of the research and development services of $30.5 million using our management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider. The amount allocated to this unit of accounting is being recognized as revenue ratably over the performance period through April 2016. For the three months ended March 31, 2016, we recognized the non-contingent consideration allocated to this unit of accounting of $3.6 million as collaboration revenue.

•	Committee participations under the 2010 Agreement and AG-881 Agreements: We developed the best estimate of selling price of the committee participation services of $0.8 million using our management’s best estimate of the anticipated participation hours multiplied by a market rate for comparable participants. The amount allocated to this unit of accounting is being recognized as revenue ratably over the performance period, through the fourth quarter of 2016. During the three months ended March 31, 2016, we recognized the non-contingent consideration allocated to this unit of accounting of $0.1 million as collaboration revenue.

As a result of Celgene assuming the primary development responsibilities for IDHIFA® (enasidenib) in the first quarter of 2015, we recorded $0.5 million of third-party costs incurred on behalf of Celgene during the three months ended March 31, 2016 as a reduction of research and development costs.

Beginning in the third quarter of 2015, we initiated a phase 1b frontline combination clinical trial of IDHIFA® (enasidenib) and ivosidenib for which we will receive reimbursement from Celgene. The new combination trial was determined to be a substantive option under the 2010 Agreement. When considering the factors included within ASC 605-45, we determined that we are the principal for the efforts related to the IDHIFA® (enasidenib) arm of the combination trial but are the agent for the efforts related to the ivosidenib arm of the combination trial. Accordingly, consideration earned related to the IDHIFA® (enasidenib) arm of the combination trial is recognized as collaboration revenue in the period earned, and consideration earned related to the ivosidenib arm of the combination trial is reported as a reduction of research and development expense in the period earned. During the three months ended March 31, 2016, we recognized $0.7 million in collaboration revenue and $0.2 million as a reduction of research and development costs related to the combination trial.

During the three months ended March 31, 2016, we incurred an additional $3.3 million in reimbursable development expenses related to the ivosidenib and AG-881 programs that were not contemplated as of the April 2015 modification. The amounts are recorded as a reduction of research and development costs of each respective program.

Post-May 2016

The 2016 Agreement was determined to be a modification of the 2010 Agreement and the AG-881 Agreements because it includes compounds originally identified within the 2010 Agreement. As a result of the modification, we identified the undelivered elements under the Collaboration Agreements and determined the best estimate of selling price for the undelivered elements as of the modification date. We then allocated the total arrangement consideration, which included the remaining deferred revenue balance at the modification date, the upfront payment of $200.0 million under the 2016 Agreement and other consideration under the Collaboration Agreements that were deemed to be determinable at the modification date, to each unit of accounting relative to its best estimate of selling price. During the three months ended March 31, 2017, we received $8.0 million from Celgene upon the designation of AG-270, our program focused on MTAP-deleted cancers, as a development candidate. This payment is contingent consideration and is allocated to each unit of accounting, discussed below, relative to its best estimate of selling price. The undelivered items, which are each considered by us to have stand-alone value and therefore are separate units of accounting, the related best estimate of selling price at May 17, 2016, and the method of recognizing the allocated consideration, for each unit of accounting are as follows:

•	Three separate development services for which we determined we are acting as the principal for all development activities (each of which is a separate unit of accounting): We developed the best estimate of selling price for all three of the development services of $67.8 million using our management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support the development services. The estimated costs were determined to represent our management’s best estimate of the price these services could be sold for separately. The amount allocated to these units of accounting is being recognized as revenue on a proportional performance basis as services are provided. We expect the services to be performed through 2019. When considering the factors included within ASC 605-45, we determined we are the principal for all development activities and are required to present reimbursement of amounts incurred for these services as revenue. For the three months ended March 31, 2017, we recognized the non-contingent consideration allocated to these units of accounting of $3.7 million as collaboration revenue.

•

Three separate on-going development services for which we determined we are not acting as the principal for all development activities (each of which is a separate unit of accounting): We developed the best estimate of selling price for all three development services of $22.4 million using our management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support the development services. The estimated costs were determined to represent our management’s best estimate of the price these services could be sold for separately. The amount allocated to these units of accounting is being recognized on a proportional performance basis as services are provided. We expect the services to be performed through 2019. When considering the factors included within ASC 605-45, we determined we are not the principal for all development activities and are required to present reimbursement of amounts incurred for these services on a net basis as a reduction of research and development expenses. For the three months ended March 31, 2017, we recognized the non-contingent consideration allocated to these units of accounting of $2.8 million as a reduction of research and development costs related to these services.

•	On-going research and development: We developed the best estimate of selling price of the research and development services of $207.0 million using our management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider. The amount allocated to this unit of accounting is being recognized as revenue ratably through May 2022, the expected performance period. For the three months ended March 31, 2017, we recognized the non-contingent consideration allocated to this unit of accounting of $6.6 million as collaboration revenue.

•	Committee participations under the 2010 Agreement, AG-881 Agreements and 2016 Agreement: We developed the best estimate of selling price of the committee participation services of $1.5 million using our management’s best estimate of the anticipated participation hours multiplied by a market rate for comparable participants. The amount allocated to this unit of accounting is being recognized as revenue ratably over the expected performance period, December 2022. For the three months ended March 31, 2017, we recognized the non-contingent consideration allocated to this unit of accounting of less than $0.1 million as collaboration revenue.

•	Additional development activities for which we determined we are acting as the principal of all development activities: We developed the best estimate of selling price of the development service of $48.7 million using our management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support the development services. The estimated costs were determined to represent our management’s best estimate of the price these services could be sold for separately. The activities under this unit of accounting are not expected to begin until 2020. When considering the factors included within ASC 605-45, we determined we are the principal of all development activities and are required to present reimbursement of amounts incurred for these services as revenue. For the three months ended March 31, 2017, we did not recognize any revenue associated with this unit of account.

The total estimated arrangement consideration, as well as the expected timing of revenue recognition, is adjusted based on changes in estimated arrangement consideration as a result of changes in estimates for on-going development services. The allocable consideration will increase as we perform certain services for which we are eligible to receive additional consideration. These amounts will be recognized on a cumulative catch-up basis for any in-process units of accounting or immediately for any fully delivered units of accounting. The estimated arrangement consideration may decrease if we receive less reimbursement than initially estimated.

During the three months ended March 31, 2017 and 2016, we recognized a total of $10.5 million and $31.3 million, respectively, as collaboration revenue and recognized $2.8 million and $8.8 million, respectively, as a reduction of research and development expenses. As of March 31, 2017 and December 31, 2016, we recorded a collaboration receivable of $11.3 million and $4.9 million, respectively, related to reimbursable development costs.

In determining the current and noncurrent classification of deferred revenue, we consider the total consideration expected to be earned in the next twelve months for services to be performed under certain units of accounting, and the estimated proportional performance and timing of delivery of certain deliverables to determine the deferred revenue balance that will remain twelve months from the balance sheet date.

Accounting analysis and revenue recognition – milestone revenue

We concluded that certain milestone payments that may be received under the Collaboration Agreements are substantive. Factors considered in the evaluation of the milestones included an assessment of whether: (i) the consideration is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) the consideration relates solely to past performance, and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the Collaboration Agreements. Revenue from substantive milestones is recognized as revenue in its entirety upon successful accomplishment of the milestones, assuming all other revenue recognition criteria are met. Milestones not deemed substantive, are allocated to each unit of accounting, discussed above, relative to our best estimate of selling price for each unit of accounting and recognized on a proportional performance basis or ratably over the expected period of performance.

In January 2016, a substantive clinical development milestone related to the IDHIFA® (enasidenib) program under the 2010 Agreement was achieved and we received a milestone payment of $25.0 million, which was recognized as revenue during the three months ended March 31, 2016. No other milestones were earned during the three months ended March 31, 2017 and 2016. The next potential milestones expected to be achieved under the Collaboration Agreements relate to specified ex-U.S. regulatory events. Achievement of these events will result in milestone payments of up to $70.0 million. Additionally, the next potential payment we expect to receive under the Collaboration Agreements is related to Celgene’s exercise of its option to develop and commercialize AG-270, the program focused on MTAP-deleted cancers. This exercise will result in a license fee of at least $30.0 million.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued compensation	$5,285	$11,092
Accrued research and development costs	13,474	20,266
Accrued professional fees	5,060	476
Accrued other	1,295	168

Total	$25,114	$32,002

7. Share-Based Payments

2013 Stock Incentive Plan

In June 2013, our Board of Directors adopted and, in July 2013 our stockholders approved, the 2013 Stock Incentive Plan, or the 2013 Plan. The 2013 Plan became effective upon the closing of our Initial Public Offering, or IPO, and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, or RSUs, performance-based stock awards, or PSUs, and other stock-based awards. Following the adoption of the 2013 Plan, we granted no further stock options or other awards under the 2007 Stock Incentive Plan, or the 2007 Plan. Any options or awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remain outstanding and effective. As of March 31, 2017, the total number of shares reserved under the 2007 Plan and the 2013 Plan are 7,802,377, and we had 1,345,120 shares available for future issuance under such plans.

The following table summarizes all stock option activity for three months ended March 31, 2017:

	Number of Stock Options	Weighted- Average Exercise Price
Outstanding at December 31, 2016	5,218,880	$46.79
Granted	1,129,352	49.85
Exercised	(142,539)	21.56
Forfeited/expired	(75,899)	66.24

Outstanding at March 31, 2017	6,129,794	$47.70

Exercisable at March 31, 2017	2,909,093	$37.76

Vested and expected to vest at March 31, 2017	6,129,794	$47.70

At March 31, 2017, the total unrecognized compensation expense related to unvested stock option awards was $104.5 million, which we expect to recognize over a weighted-average period of approximately 2.68 years.

Restricted stock units

We may grant awards of RSUs to non-employee directors and employees on a discretionary basis pursuant to the 2013 Plan. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of our common stock.

The following table presents RSU activity for the three months ended March 31, 2017:

	Number of Stock Units	Weighted-average grant date fair value
Unvested shares at December 31, 2016	77,050	$49.60
Granted	57,100	50.40
Vested	—	—
Forfeited/expired	(7,300)	39.76

Unvested shares at March 31, 2017	126,850	$50.52

As of March 31, 2017, there was approximately $4.2 million of total unrecognized compensation expense related to RSUs, which we expect to be recognized over a weighted-average period of 1.5 years.

Performance-based stock options

During the three months ended March 31, 2017 and 2016, no options to purchase shares of common stock that contain performance-based or a combination of performance-based and service-based vesting criteria were granted by us. However, certain performance-based stock options issued in prior periods were still outstanding as of March 31, 2017. Performance-based vesting criteria for options primarily relate to milestone events specific to our corporate goals, including but not limited to certain preclinical, clinical and regulatory development milestones related to our product candidates. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using our management’s best estimates. As of March 31, 2017, all performance-based milestones had been achieved.

Performance-based stock units

We may grant awards of PSUs to non-employee directors and employees on a discretionary basis pursuant to the 2013 Plan. Each PSU entitles the holder to receive, at the achievement of the performance-based and service-based criteria, a specified number of shares of our stock. Performance-based vesting criteria primarily relate to milestone events specific to our corporate goals, specifically regulatory development milestones related to our product candidates.

The following table presents PSU activity for the three months ended March 31, 2017:

	Number of Stock Units	Weighted-average grant date fair value
Unvested shares at December 31, 2016	200,613	$53.36
Granted	—	—
Vested	—	—
Forfeited/expired	—	—

Unvested shares at March 31, 2017	200,613	$53.36

Stock-based compensation expense associated with these PSUs is recognized if the performance condition is considered probable of achievement using our management’s best estimates. As of March 31, 2017, there was approximately $10.7 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are not considered probable of achievement.

2013 Employee Stock Purchase Plan

In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. The 2013 ESPP is administered by our Board of Directors or by a committee appointed by our Board of Directors. Under the 2013 ESPP, each offering period is six months, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of the offering period. The per-share purchase price at the end of each offering period is equal to 85% of the closing price of one share of our common stock at the beginning or end of the offering period, whichever is lower, subject to Internal Revenue Service limits. We issued 33,521 shares and 12,327 shares during the three months ended March 31, 2017 and 2016, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 327,272 shares of our common stock. As of March 31, 2017, we had 239,921 shares available for future issuance under the 2013 ESPP.

Stock-based compensation expense

During the three months ended March 31, 2017 and 2016, we recorded stock-based compensation expense for employee and non-employee stock options, RSUs, performance-based stock options and ESPP shares. Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options	$9,902	$8,564
Restricted stock units	595	359
Performance-based stock options	—	46
Employee Stock Purchase Plan	237	138

	$10,734	$9,107

Expenses related to equity-based awards were allocated as follows in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development expense	$7,025	$5,528
General and administrative expense	3,709	3,579

	$10,734	$9,107

8. Income Taxes

There was no (benefit) provision for income taxes during the three months ended March 31, 2017 and 2016.

We account for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. We evaluated whether any uncertain tax positions arise from commencing operations of our wholly owned subsidiary, Agios International Sarl, and determined no uncertain tax positions existed. As of March 31, 2017 and December 31, 2016, we did not have any uncertain tax positions recorded.

9. Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net loss per share calculation, stock options, RSUs, unvested restricted stock and ESPP options are considered to be common stock equivalents. Furthermore, performance-based stock units with vesting conditions that were not met as of March 31, 2017 are excluded as common stock equivalents.

Since we had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share was the same for all periods presented.

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2017	2016
Stock options	6,129,794	5,318,350
Restricted stock units	126,850	73,800
Employee stock purchase plan options	5,533	4,227

	6,262,177	5,396,377

10. Subsequent Events

On April 27, 2017, we entered into a global license agreement with Aurigene Discovery Technologies Limited, or Aurigene, to research, develop and commercialize small molecule inhibitors of an undisclosed cancer metabolism target, or the Aurigene

Agreement. Under the terms of the Aurigene Agreement, Aurigene will provide us with exclusive rights to its portfolio of novel small molecules for the undisclosed target, and we will provide Aurigene a $3.0 million upfront payment and potential future milestone payments up to $17.0 million per licensed product if we achieve certain development and regulatory milestones. Aurigene is also eligible to receive low single-digit royalties on product sales. We will conduct preclinical studies and, if successful, fund further global research and development, as well as regulatory and commercial activities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Information

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 and related notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission, or SEC, on February 16, 2017. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management, and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this report. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a biopharmaceutical company committed to the fundamental transformation of patients’ lives through scientific leadership in the field of cellular metabolism, with the goal of making transformative, first- or best-in-class medicines. Our areas of focus are cancer metabolism, rare genetic diseases, or RGDs, which are diseases that are directly caused by changes in genes or chromosomes, often passed from one generation to the next, and metabolic immuno-oncology, or MIO, which is a developing field that aims to modulate the activity of relevant immune cells (or tumor microenvironment) by targeting critical metabolic nodes, thereby, enhancing the immune mediated anti-tumor response. In each of these areas, we are seeking to unlock the biology of cellular metabolism as a platform to create transformative therapies.

Our most advanced cancer product candidates are IDHIFA® (enasidenib) and ivosidenib, which target mutated isocitrate dehydrogenase 2, or IDH2, and 1, or IDH1, respectively, and AG-881, which targets both mutated IDH1 and mutated IDH2. These mutations are found in a wide range of cancers.

The lead product candidate in our RGD program, AG-348, targets pyruvate kinase-R for the treatment of pyruvate kinase, or PK, deficiency. PK deficiency is a rare genetic disorder that often results in severe hemolytic anemia, jaundice and lifelong conditions associated with chronic anemia, and secondary complications due to inherited mutations in the pyruvate kinase enzyme within red blood cells.

2016 Agreement

In May 2016, we entered into a master research and collaboration agreement, or the 2016 Agreement, with Celgene and Celgene RIVOT Ltd., a wholly owned subsidiary of Celgene. The 2016 Agreement focuses on the discovery and development of cancer programs in the field of MIO. In addition to new programs identified under the 2016 Agreement, both parties have also agreed that all future development and commercialization of two remaining cancer metabolism programs discovered under the 2010 discovery and development collaboration and license agreement with Celgene, or the 2010 Agreement, including AG-270, a program focused on methylthioadenosine phosphorylase, or MTAP, deleted cancers, will now be governed by the 2016 Agreement.

During the research term of the 2016 Agreement, we plan to conduct research programs focused on discovering compounds that are active against metabolic targets in the immuno-oncology, or IO, field. The initial four-year research term will expire on May 17, 2020, and may be extended for up to two or, in specified cases, up to four additional one-year terms by paying us a $40.0 million per year extension fee.

For each program under the 2016 Agreement, we may nominate compounds that meet specified criteria as development candidates and, in limited circumstances, Celgene may also nominate compounds as development candidates for each such program. Celgene may designate the applicable program for further development following any such nomination, after which we may conduct, at our expense, additional pre-clinical and clinical development for such program through the completion of an initial phase 1 dose escalation study.

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

We granted Celgene the right to obtain exclusive options for development and commercialization rights for each program that Celgene has designated for further development, and for each continuation program. Celgene may exercise each such option beginning on the designation of a development candidate for such program (or upon the designation of such program as a continuation program) and ending on the earlier of: (i) the end of a specified period after we have furnished Celgene with specified information about the initial phase 1 dose escalation study for such program, or (ii) January 1, 2030. Research programs that have applications in the inflammation or autoimmune, or I&I, field that may result from the 2016 Agreement will also be subject to the exclusive options described above.

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

AG-120 Letter Agreement

Also in May 2016, the parties agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which ivosidenib is the lead development candidate. Under the 2010 Agreement, Celgene had held development and commercialization rights to the IDH1 program outside of the United States, and we held such rights inside the United States. As a result of the termination, we obtained global rights to ivosidenib and the IDH1 program. Neither party will have any further financial obligation, including royalties or milestone payments, to the other concerning ivosidenib or the IDH1 program. Under the terms of the termination, the parties have also agreed to conduct specified transitional activities in connection with the termination. In addition, pursuant to the AG-120 Letter Agreement, the parties are released from their exclusivity obligations under the 2010 Agreement with respect to the IDH1 program. The termination does not affect the AG-881 Agreements, which are directed at both the IDH1 target and the IDH2 target, and discussed in further detail below.

AG-881 Agreements

On April 27, 2015, we entered into a joint worldwide development and profit share collaboration and license agreement with Celgene, and our wholly owned subsidiary, Agios International Sarl, entered into a collaboration and license agreement with Celgene International II Sarl. Both of these agreements are collectively referred to as the AG-881 Agreements. The AG-881 Agreements establish a joint worldwide collaboration focused on the development and commercialization of AG-881 products. Under the terms of the AG-881 Agreements, we received an initial upfront payment of $10.0 million in May 2015 and are eligible to receive up to $70.0 million in milestone-based payments. The parties will split all worldwide development costs equally subject to specified exceptions, as well as any profits from any net sales of, or commercialization losses related to, licensed AG-881 products.

2010 Agreement

In April 2010, we entered into the 2010 Agreement, with a focus on targeting cancer metabolism. The goal of the collaboration was to discover, develop and commercialize disease-altering therapies in oncology based on our cancer metabolism research platform. We initially led discovery, preclinical and early clinical development for all cancer metabolism programs under the collaboration. The discovery phase of the 2010 Agreement expired in April 2016.

Upon agreement to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which ivosidenib is the lead development candidate, the sole program remaining under the 2010 Agreement is IDHIFA® (enasidenib), a co-commercialized licensed program for which Celgene leads and funds global development and commercialization activities. We have exercised our right to participate in a portion of commercialization activities in the United States for IDHIFA® (enasidenib) in accordance with the applicable commercialization plan. We are eligible to receive up to $95.0 million in milestone-based payments as well as royalties on any sales on IDHIFA® (enasidenib).

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials. To date, we have financed our operations primarily through funding received from the 2010 Agreement, the AG-881 Agreements, the 2016 Agreement, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings.

Additionally, since inception, we have incurred significant operating losses. Our net losses were $66.2 million and $23.2 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $549.6 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from year to year. We anticipate that our expenses will increase significantly as we continue to advance and expand clinical development activities for our lead programs, IDHIFA® (enasidenib), ivosidenib, AG-881 and AG-348; continue to discover and validate novel targets and drug product candidates; expand and protect our intellectual property portfolio; and hire additional commercial, development and scientific personnel.

Financial Operations Overview

Revenue

Through March 31, 2017, we have not generated any revenue from product sales. Substantially all of our revenue to date has been derived from our collaborations. In the future, we expect to generate revenue from a combination of product sales, upfront payments, cost reimbursements, milestone payments, and royalties on future product sales.

Collaboration and license revenue

Arrangement consideration is allocated to each separately identified unit of accounting based on the relative selling price, using our best estimate of selling price of each deliverable. The provisions of the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification, or ASC, 605-25, Multiple-Element Arrangements are then applied to each unit of accounting to determine the appropriate revenue recognition. In the event that a deliverable of a multiple element arrangement does not represent a separate unit of accounting, we recognize revenue from the combined units of accounting over the term of the related contract or as undelivered items are delivered, as appropriate.

Revenue is recognized under the proportional performance method for certain units of accounting. The amount recognized is determined based on the consideration allocated to each unit of accounting, and on the ratio of the level of effort incurred to date compared to the total estimated level of effort required to complete our performance obligations under the unit of accounting. Determining the total estimated level of effort required to complete all performance obligations requires management judgment and estimation, including assumptions regarding future operating performance, the timelines of the clinical trials and regulatory approvals, and the estimated patient populations.

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

Milestone revenue

We recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. At the inception of each arrangement that includes milestone payments, we evaluate each contingent payment on an individual basis to determine whether it is considered a substantive milestone, specifically reviewing factors such as the degree of certainty in achieving the milestone, the research and development risk and other risks that must be overcome to achieve the milestone, as well as the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement. This evaluation includes an assessment of whether: (i) the consideration is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from our performance to achieve the milestone; (ii) the consideration relates solely to past performance; and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

Revenue from milestones, if they are nonrefundable and deemed substantive, are recognized upon achievement of the milestones. We recognize revenue associated with non-substantive milestones upon achievement of the milestone if there are no undelivered elements and we have no remaining performance obligations.

Research and development expenses

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as our product candidate development programs progress. However, the successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development and commercialize these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from IDHIFA® (enasidenib), ivosidenib, AG-881, AG-348 or any of our other product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

•	establishing an appropriate safety profile with investigational new drug application, or IND, and/or new drug application, or NDA, enabling toxicology and clinical studies;

•	the successful enrollment in, and completion of, clinical trials;

•	the receipt of marketing approvals from applicable regulatory authorities;

•	establishing compliant commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection, and regulatory exclusivity for our product candidates;

•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others; and

•	maintaining an acceptable safety profile of the products following approval.

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

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

•	employee-related expenses including salaries, benefits and stock-based compensation expense;

•	expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct research and development and both preclinical and clinical activities on our behalf, and the cost of consultants;

•	the cost of lab supplies and acquiring, developing and manufacturing preclinical and clinical study materials; and

•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other operating costs.

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

IDHIFA® (enasidenib)

IDHIFA® (enasidenib) is an orally available, selective, potent inhibitor of the mutated IDH2 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH2 mutations, including those with acute myeloid leukemia, or AML, who have a historically poor prognosis. Celgene maintains worldwide development and commercial rights to IDHIFA® (enasidenib) and will fund the future development and commercialization costs related to this program. Under the 2010 Agreement, Celgene is responsible for all development costs for IDHIFA® (enasidenib), and we are eligible to receive up to $95.0 million in milestone payments and a tiered royalty on any net sales of products containing IDHIFA® (enasidenib). In January 2016, we earned a $25.0 million milestone payment upon initiation of the IDHENTIFY clinical trial, as described below. In addition to contributing our scientific and translational expertise, we will continue to conduct some clinical development and regulatory activities within the IDHIFA® (enasidenib) development program under the 2010 Agreement. We also have co-commercialization rights to provide up to one-third of the commercialization efforts and will be reimbursed for those efforts.

In June 2014, the U.S. Food and Drug Administration, or FDA, granted us orphan drug designation for IDHIFA® (enasidenib) for treatment of patients with AML, and in August 2014, we announced that the FDA granted fast track designation to IDHIFA® (enasidenib) for treatment of patients with AML that harbor an IDH2 mutation. In April 2016, we and Celgene received European Medicines Agency, or EMA, orphan drug designation for IDHIFA® (enasidenib) for the treatment of AML. We continue to evaluate IDHIFA® (enasidenib) in clinical trials evaluating hematological cancers with IDH2 mutations, which are led and funded by Celgene. In December 2016, Celgene submitted an NDA to the FDA for IDHIFA® (enasidenib) in relapsed and/or refractory AML, or R/R AML. This NDA, which is based on data from the ongoing phase 1/2 study of IDHIFA® (enasidenib) in patients with advanced hematologic malignancies with an IDH2 mutation, was accepted by the FDA in March 2017, with priority review and a Prescription Drug User Fee Act, or PDUFA, action date of August 30, 2017. To date, all clinical data reported by us and our collaborators in hematological cancers highlights that the mechanism of response is consistent with preclinical studies, including substantial reduction of plasma 2-hydroxygluturate, or 2HG, levels, as well as evidence of cellular differentiation and normalization of cell counts in the bone marrow and blood. This differentiation effect is distinct from that seen with traditional chemotherapeutics commonly used to treat AML.

We and Celgene are evaluating IDHIFA® (enasidenib) in the following clinical trials:

Phase 1/2 clinical trial

IDHIFA® (enasidenib) is being evaluated in a phase 1/2 multicenter, open-label, clinical trial to assess the safety, clinical activity, and tolerability of IDHIFA® (enasidenib) in patients with advanced hematologic malignancies with an IDH2 mutation.

In December 2015, we reported clinical data, as of September 1, 2015, from the dose escalation phase and expansion cohorts of this trial, which included 209 response-evaluable enrolled patients with IDH2 mutant-positive AML. The data were presented at the 2015 American Society of Hematology Annual Meeting and Exposition in Orlando, Florida, or ASH 2015. IDHIFA® (enasidenib) continued to show favorable drug exposure and pharmacokinetics at all doses tested with substantial reductions in plasma levels of 2HG, which is produced by the mutated IDH2 and IDH1 proteins, to the level observed in healthy volunteers.

Together with Celgene, we presented clinical data from a subset of patients with myelodysplastic syndromes, or MDS, from the dose-escalation and expansion portions of this trial at the 2016 American Society of Hematology Annual Meeting and Exposition in San Diego, California, or ASH 2016, in December 2016.

Phase 1b frontline combination trial (ivosidenib also being evaluated)

IDHIFA® (enasidenib) is being evaluated in a phase 1b, multicenter, international, open-label clinical trial to evaluate the safety and clinical activity of IDHIFA® (enasidenib) or ivosidenib in combination with induction and consolidation therapy in patients with newly diagnosed AML with an IDH2 or IDH1 mutation who are eligible for intensive chemotherapy. The trial is currently enrolling patients.

Phase 1/2 frontline combination trial (ivosidenib also being evaluated)

IDHIFA® (enasidenib) is being evaluated in a phase 1/2 frontline combination clinical trial, conducted by Celgene, of either IDHIFA® (enasidenib) or ivosidenib in combination with VIDAZA® (azacitidine) in newly diagnosed AML patients not eligible for intensive chemotherapy, with a phase 1 component to determine the safety of the combinations, followed by a phase 2 randomized component evaluating the safety and clinical activity of each investigational combination versus single-agent VIDAZA® using a primary endpoint of overall response rate. The trial has completed the phase 1 component and is currently enrolling in the phase 2 component.

IDHENTIFY

IDHIFA® (enasidenib) is being evaluated in IDHENTIFY, an international phase 3, multi-center, open-label, randomized clinical trial designed to compare the efficacy and safety of IDHIFA® (enasidenib) versus conventional care regimens in patients 60 years or older with IDH2 mutant-positive AML that is refractory to or relapsed after second- or third-line therapy. In January 2016, in conjunction with the initiation of the IDHENTIFY clinical trial, we received a milestone payment of $25.0 million from Celgene pursuant to the 2010 Agreement. The trial is currently enrolling patients.

Ivosidenib

Ivosidenib is an orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH1 mutations. We hold worldwide development and commercial rights to ivosidenib and will fund the future development and commercialization costs related to this program. Mutations in IDH1 have been identified in difficult to treat hematologic and solid tumor cancers, including AML, chondrosarcoma, cholangiocarcinoma, and glioma, where both the treatment options and prognosis for patients are poor. On May 18, 2015, we announced that the FDA granted fast track designation to ivosidenib for treatment of patients with AML that harbor an IDH1 mutation. On June 10, 2015, the FDA granted us orphan drug designation for ivosidenib for treatment of patients with AML. In November 2016, the FDA granted fast track designation to ivosidenib for treatment of patients with previously treated, unresectable or metastatic cholangiocarcinoma with an IDH1 mutation. In January 2017, we announced that we intend to submit an NDA to the FDA for ivosidenib in R/R AML by the end of 2017. On April 26, 2017, the FDA granted orphan drug designation for ivosidenib for the treatment of cholangiocarcinoma.

We are evaluating ivosidenib in the following clinical trials:

Phase 1 clinical trial (advanced hematologic malignancies)

Ivosidenib is being evaluated in a phase 1 multicenter, open-label, dose-escalation and expansion clinical trial, designed to assess its safety, clinical activity and tolerability as a single agent in patients with advanced hematologic malignancies with an IDH1 mutation. Four expansion cohorts have been added to the trial.

In December 2016, we presented clinical data from 78 patients treated with ivosidenib in the completed dose escalation portion of the ongoing phase 1 study of ivosidenib in advanced hematologic malignancies at ASH 2016. This is the first demonstration that treatment with single agent ivosidenib can result in mutant IDH1 clearance, or IDH1-MC. We are continuing to study the potential relationship between IDH1-MC and clinical benefit for patients with AML.

Phase 1b frontline combination trial

As discussed above, ivosidenib and IDHIFA® (enasidenib) are also being evaluated in a phase 1b, multicenter, international, open-label clinical trial in combination with induction and consolidation therapy. The trial is currently enrolling patients.

Phase 1/2 frontline combination trial

As discussed above, ivosidenib and IDHIFA® (enasidenib) are also being evaluated in a phase 1/2 frontline clinical trial in combination with VIDAZA®. The trial has completed the phase 1 component and is currently enrolling in the phase 2 component.

AGILE

In the first half of 2017, we intend to initiate AGILE, a global, registration-enabling phase 3 clinical trial combining ivosidenib and VIDAZA® in newly diagnosed AML patients with an IDH1 mutation who are ineligible for intensive chemotherapy.

Phase 1 clinical trial (advanced solid tumors)

Ivosidenib is being evaluated in a phase 1 multicenter, open-label, dose-escalation and expansion clinical trial, designed to assess its safety, clinical activity and tolerability as a single agent in patients with advanced solid tumors with an IDH1 mutation, including glioma, intrahepatic cholangiocarcinoma, or IHCC, and chondrosarcomas.

In November 2015, we reported clinical data from the dose-escalation portion of our ongoing phase 1 clinical trial evaluating ivosidenib in patients with IDH1 mutant-positive advanced solid tumors who received ivosidenib administered from 200 mg to 1200 mg total daily doses. The data were presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in Boston.

In November 2016, we reported initial data from the dose expansion cohort of our ongoing phase 1 clinical trial evaluating ivosidenib in patients with IDH1 mutant-positive glioma at the Society for Neuro-Oncology Annual Meeting in Scottsdale, Arizona, and initial data from the dose expansion cohort of our ongoing phase 1 clinical trial evaluating ivosidenib in patients with IDH1 mutant-positive chondrosarcoma at the annual meeting of the Connective Tissue Oncology Society, or CTOS, in Lisbon, Portugal.

ClarIDHy

Ivosidenib is being evaluated in ClarIDHy, a registration-enabling phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial of ivosidenib in previously-treated patients with nonresectable or metastatic cholangiocarcinoma with an IDH1 mutation. The trial was initiated in December of 2016. The trial is currently enrolling patients.

AG-881: brain penetrant pan-IDH program

AG-881 is an orally available, selective, brain-penetrant, pan-IDH mutant inhibitor, which provides added flexibility to our current portfolio of IDH mutant inhibitors. Given the clinical data generated with IDHIFA® (enasidenib) and ivosedenib in AML, AG-881 will remain a back-up molecule in hematologic malignancies, and we are focusing our development efforts for AG-881 in glioma.

We and Celgene are jointly collaborating on a worldwide development program for AG-881, wherein we share worldwide development costs and profits and Celgene would book any worldwide commercial sales. We will lead commercialization in the United States with both companies sharing equally in field-based commercial activities, and Celgene will lead commercialization outside of the United States with us providing one third of field-based commercial activities in the major EU markets. Under the AG-881 Agreements, we are eligible to receive up to $70.0 million in potential milestone payments related to AG-881. We may also receive royalties at tiered, low- to mid-teen percentage rates on net sales if we elect to not participate in the development and commercialization of AG-881.

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

The phase 1 trial in patients with advanced IDH1 or IDH2 mutant-positive hematologic malignancies has completed its dose escalation portion, establishing proof of mechanism as measured by reductions in 2HG levels, and is now closed for enrollment. No maximum tolerable dose, or MTD, was reached. In the phase 1 trial in IDH1 or IDH2 mutant-positive advanced solid tumors, an MTD was established and additional patients are now being enrolled for additional safety, pharmacokinetics and pharmacodynamics analyses.

AG-348: PKR activator

AG-348 is an orally available small molecule and a potent activator of the wild-type (normal) and mutated PKR enzyme, which has resulted in restoration of adenosine triphosphate, or ATP, levels and a decrease in 2,3-diphosphoglycerate, or 2-3-DPG, levels in blood sampled from patients with PK deficiency and treated ex-vivo with AG-348. The wild-type PKR activity of AG-348 allowed the study of enzyme activation in healthy volunteers, providing an opportunity to understand the safety, dosing and pharmacodynamic activity of AG-348 prior to entering a proof-of-concept study in patients. We have worldwide development and commercial rights to AG-348 and expect to fund the future development and commercialization costs related to this program. On March 24, 2015, the FDA granted us orphan drug designation for AG-348 for treatment of patients with PK deficiency. In December 2016, we announced our decision to advance AG-348 into pivotal development as the first potential disease-modifying treatment for PK deficiency. On April 27, 2017, the FDA granted fast track designation to AG-348 for the treatment of patients with PK deficiency.

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

AG-519

AG-519 is an orally available small molecule and a potent activator of the PKR enzyme, with comparable biochemical, cellular and in-vivo activity to AG-348, and was developed as our second PKR activator. We were evaluating AG-519 in a placebo-controlled phase 1 integrated single ascending dose and multiple ascending dose clinical trial in healthy volunteers. In December 2016, we announced that we are no longer developing AG-519, and withdrew our IND for AG-519, following a verbal notification of a clinical hold from the FDA.

AG-270: Targeting MTAP-deleted cancers

MTAP is a metabolic enzyme that is deleted in approximately 15 percent of all cancers. This deletion is readily detected by a simple genomic or immunohistochemistry test, thus allowing the selection of patients predicted to be sensitive to the therapy. We have discovered a novel pathway comprised of multiple targets with a shared vulnerability in MTAP-deleted tumors and have demonstrated that this pathway can be modulated by small molecule inhibitors, resulting in robust anti-tumor activity in animal models.

In March 2017, we announced that Celgene designated the development candidate focused on MTAP-deleted cancers as a development candidate under the 2016 Agreement. Pursuant to the 2016 Agreement, Celgene paid us an $8 million designation fee for the MTAP program, known as AG-270. Exploratory research, drug discovery and early development of AG-270 is led by us, and Celgene will have an opt-in right on AG-270 up through phase 1 dose escalation for at least a $30.0 million fee. Upon opt-in, we and Celgene will have global co-development and co-commercialization rights with a worldwide 50/50 cost and profit share on AG-270, and we will be eligible for up to $168.8 million in clinical and regulatory milestone payments. We expect to submit an IND for AG-270 by the end of 2017.

Other research and platform programs

Other research and platform programs include activities related to exploratory efforts, target validation and lead optimization for our discovery and follow-on programs, and our proprietary metabolomics platform.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, business development, legal and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters, and fees for accounting and consulting services.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We have determined that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses and stock-based compensation. There have been no significant changes to our critical accounting policies discussed in the Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Comparison of three months ended March 31, 2017 and 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
($ in thousands)	2017	2016	$ Change	% Change
Collaboration revenue – related party	$10,508	$31,281	$(20,773)	-66%
Operating expenses:
Research and development (net of $2,776 and $8,794 of cost reimbursement from related party for the three months ended March 31, 2017 and 2016, respectively)	62,732	44,038	18,694	42
General and administrative	14,823	10,837	3,986	37

Loss from operations	(67,047)	(23,594)	(43,453)	184
Interest income	881	396	485	122

Net loss	$(66,166)	$(23,198)	$(42,968)	185%

Revenue. For the three months ended March 31, 2017, we recognized $10.5 million in revenue, which includes partial recognition of the development candidate designation payment for AG-270, our program focused on MTAP-deleted cancers, of $1.5 million.

For the three months ended March 31, 2016, we recognized $31.3 million in revenue, which includes a $25.0 million milestone payment related to the initiation of the Phase 3 IDHENTIFY trial with IDHIFA® (enasidenib) under the 2010 Agreement.

Research and Development Expense. The increase in research and development expenses was primarily attributable to net increases of $7.2 million in external services and $11.5 million in internal expenses; both of these increases are inclusive of cost reimbursements recorded as a reduction of research and development expenses.

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

	Three Months Ended March 31,
($ in thousands)	2017	2016	$ Change	% Change
IDH2 inhibitor (IDHIFA® (enasidenib))	$1,580	$2,733	$(1,153)	-42%
IDHIFA® (enasidenib) reduction of R&D expenses	(14)	(535)	521	-97
IDH1 inhibitor (ivosidenib)	30,778	19,718	11,060	56
Ivosidenib reduction of R&D expenses (1)	—	(6,591)	6,591	-100
Pan-IDH inhibitor (AG-881)	5,586	4,670	916	20
AG-881 reduction of R&D expenses	(2,762)	(1,668)	(1,094)	66
PKR activator (AG-348)	7,469	5,092	2,377	47
MTAP-deleted cancers program (AG-270)	4,549	3,613	936	26
PKR activator (AG-519)	1,953	4,805	(2,852)	-59
Other research and platform programs	13,593	12,201	1,392	11

Total research and development expenses, net	$62,732	$44,038	$18,694	42%

(1)	Celgene and we agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which ivosidenib is the lead development candidate. As a result of the termination, we obtained global development and commercial rights to ivosidenib and the IDH1 program and expect to fund all the future development and commercialization costs related to the program. For the three months ended March 31, 2016, we recognized a reduction in R&D expenses of $6.6 million for ivosidenib related to the 2010 agreement. As a result of the termination of the agreement, we did not recognize a reduction in R&D expenses for the three months ended March 31, 2017 and do not expect to recognize reductions in the future.

The change in research and development expense depicted in the table above were primarily attributable to the following:

•	IDHIFA® (enasidenib) costs decreased as a result of less internal and external expenses related to ongoing translational work on clinical and preclinical biomarkers.

R&D costs reimbursed for IDHIFA® (enasidenib) decreased as a result of Celgene assuming the primary development responsibilities for IDHIFA® (enasidenib) in the first quarter of 2015. The cost reimbursements are only representative of third-party cost reimbursements.

•	Ivosidenib costs increased as a result of: (i) start-up costs for the AGILE clinical trial; (ii) initiation of the ClarIDHy clinical trial; (iii) the ongoing enrollment in the expansion portion of the phase 1 clinical trial evaluating single agent ivosidenib in patients with IDH1 mutant-positive advanced hematologic malignancies; and (iv) research and development activities, including manufacturing-related activities, needed to prepare for a potential NDA submission in 2017.

R&D costs reimbursed for ivosidenib decreased as a result of our obtaining global development and commercial rights to ivosidenib and the IDH1 program and the responsibility for funding all of the costs related to the program, upon terminating the 2010 Agreement with respect to the program effective August 15, 2016.

•	AG-881 costs increased as a result of the internal and external expenses related to on-going work on two phase 1 multi-center, open-label clinical trials, one in patients with advanced IDH1 or IDH2 mutant-positive solid tumors, including glioma, and the other in patients with advanced IDH1 or IDH2 mutant-positive hematologic malignancies whose cancer has progressed on a prior IDH inhibitor therapy.

As AG-881 development services progress, the R&D costs reimbursed for AG-881 will also increase.

•	AG-348 costs increased as a result of the selection of AG-348 instead of AG-519, which occurred in Q4 2016.

•	AG-270 activities have increased as we prepare for a potential IND filing in 2017.

•	AG-519 costs decreased as a result of the selection of AG-348 instead of AG-519, which occurred in Q4 2016.

•	The increase in the costs of other research and platform programs include activities related to exploratory efforts, target validation and lead optimization for our discovery and follow-on programs, and our proprietary metabolomics platform.

General and Administrative Expense. The increase in general and administrative expenses was attributable to the following:

•	An increase of $1.1 million in personnel costs related to an increase in our internal headcount of 32%; and

•	An increase of $2.9 million related to support our growing commercial organization.

Interest Income. The increase in interest income is attributable to higher investment balances driven by upfront fees received under our 2016 Agreement, funds received from our September 2016 financing and a more diversified investment portfolio, resulting in higher interest earned on investments.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, and through March 31, 2017, we have funded our operations through upfront, milestone, extension and cost reimbursement payments related to our collaboration agreements, proceeds received from our issuance of preferred stock, our IPO and follow-on public offerings, including a private placement of common stock to an affiliate of Celgene, which was completed concurrently with our IPO.

In April 2017, we completed a public offering of 5,050,505 shares of common stock at an offering price of $49.50 per share. We received net proceeds from this offering of $235.0 million, after deducting underwriting discounts and commissions paid by us. In addition, we granted the underwriters the right to purchase up to an additional 757,575 shares of common stock, which was also exercised in April 2017, resulting in additional net proceeds to us of $35.2 million, after underwriting discounts and commissions. After giving effect to the full exercise of the over-allotment option, the total number of shares sold by us in the public offering increased to 5,808,080 shares and net proceeds to us increased to $270.2 million, after underwriting discounts and commissions.

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn a significant amount of milestone payments, designation fees, license option fees and extension fees, and we are entitled to cost reimbursements under our collaboration agreements with Celgene. Our ability to earn the milestone payments and cost reimbursements and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities, and are uncertain at this time. Our right to payments under our collaboration agreements with Celgene is our only committed potential external source of funds.

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net cash used in operating activities	$(74,074)	$(19,009)
Net cash provided by (used in) investing activities	109,552	(14,828)
Net cash provided by financing activities	4,046	1,108

Net change in cash and cash equivalents	$39,524	$(32,729)

Net cash used in operating activities. During the three months ended March 31, 2017, we received $5.0 million in cost reimbursements related to our collaboration agreements with Celgene. These amounts were offset by increased operating expenses which relate to increases in clinical study costs due to advancements in our most advanced product candidates, expanded facilities and increased staffing needs due to our expanding operations.

During the three months ended March 31, 2016, we received $35.1 million related to our collaboration agreements, including a $25.0 million milestone payment upon the initiation of the IDHENTIFY phase 3 study of IDHIFA® (enasidenib), and $2.8 million as reimbursement of tenant improvements.

Net cash provided by (used in) investing activities. The cash provided by investing activities for the three months ended March 31, 2017 was primarily the result of higher proceeds from maturities and sales of marketable securities in comparison to purchases of marketable securities.

The cash used in investing activities for the three months ended March 31, 2016 was primarily the result of lower proceeds from maturities and sales of marketable securities in comparison to purchases of marketable securities. In addition, we incurred $2.5 million in purchases of property and equipment.

Net cash provided by financing activities. The cash provided by financing activities for the three months ended March 31, 2017 and 2016 was the result of proceeds received from stock option exercises and stock purchases made pursuant to our employee stock purchase plan.

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

We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2017, together with anticipated interest income, anticipated expense reimbursements under our collaboration agreements, but excluding any additional program-specific milestone payments, and the proceeds from our April 2017 underwritten public stock offering will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2019. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our product candidates;

•	the success of our collaborations;

•	the extent to which we acquire or in-license other medicines and technologies;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs associated with preparation for the potential commercial launch of one or more of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

•	our ability to establish and maintain additional collaborations on favorable terms, if at all.

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

If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Off-balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Contractual obligations

We have entered into agreements in the normal course of business with CROs for clinical trials and clinical supply manufacturing, and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are cancelable at any time by us, generally upon 30 days’ prior written notice to the vendor.

During the three months ended March 31, 2017, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2017 and December 31, 2016, we had cash, cash equivalents and marketable securities of $503.2 million and $573.6 million, respectively, consisting primarily of investments in certificates of deposit, U.S. Treasuries, government securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 10% change in interest rates would have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs located in Asia and Europe that are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2017 and December 31, 2016, we had minimal or no liabilities denominated in foreign currencies.

Item 4.	Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained herein, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of our management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The risks described are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net losses were $198.5 million, $117.7 million and $53.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, and $66.2 million for the three months ended March 31, 2017. As of March 31, 2017, we had an accumulated deficit of $549.6 million. We have never generated any revenue from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations primarily through private placements of our preferred stock, our initial public offering and the concurrent private placement, our follow-on public offerings and our collaboration agreements with Celgene Corporation and its subsidiaries, or Celgene, focused on cancer metabolism and metabolic immuno-oncology. We have devoted substantially all of our efforts to research and development. We are in clinical development stages of our product candidates and we have not yet obtained marketing approval for a product candidate. Although we may from time to time report profitable results, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	initiate and continue clinical trials for our product candidates, including: ivosidenib, AG-881 and AG-348;

•	continue our research and preclinical development of our product candidates;

•	seek to identify additional product candidates;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;

•	require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel;

•	add additional personnel to support our product development and planned future commercialization efforts and our operations;

•	add equipment and physical infrastructure to support our research and development; and

•	acquire or in-license other medicines and technologies.

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

We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2017, together with anticipated interest income, the anticipated expense reimbursements under our collaboration agreements, but excluding any additional program-specific milestone payments, and the proceeds from our April 2017 underwritten public stock offering will fund our operating and capital expenditure requirements through at least the end of 2019. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

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

Our scientific approach focuses on using our proprietary technology to identify key metabolic enzymes in cancer, rare genetic diseases, or RGDs, or other diseased cells in the laboratory and then using these key enzymes to screen for and identify product candidates targeting cellular metabolism. In May 2016 we entered into a new collaboration agreement, or the 2016 Agreement, focused on metabolic immuno-oncology. Metabolic immuno-oncology is an emerging field of cancer research focused on altering the metabolic state of immune cells to enhance the body’s immune response to cancer.

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

We have invested a significant portion of our efforts and financial resources in the identification of our most advanced product candidates, IDHIFA® (enasidenib), ivosidenib and AG-881 for the treatment of hematological and solid tumors and AG-348 for the treatment of pyruvate kinase, or PK, deficiency. We or our collaborator have initiated clinical trials for these product candidates. We have not commenced clinical trials for any of our other product candidates. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of these product candidates by our collaborators and us. The success of our product candidates will depend on many factors, including the following:

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

We, and any collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the European Medicines Agency, or the EMA, impose similar requirements. We have not previously submitted a new drug application, or NDA, to the FDA or similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Celgene submitted an NDA to the FDA for IDHIFA® (enasidenib) in relapsed and/or refractory, or R/R, acute myeloid leukemia, or AML, in December 2016, and in March 2017, we announced that this NDA was accepted by the FDA with priority review and a Prescription Drug User Fee Act, or PDUFA, action date of August 30, 2017. We plan to explore a similar regulatory pathway for ivosidenib, and we expect to submit a NDA ivosidenib in IDH1 mutant-positive R/R AML by the end of 2017. However, we can provide no assurance that we will successfully submit an NDA for ivosidenib, or that any NDAs, once submitted, will receive regulatory approval on the timeframe we expect, or at all.

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

In addition, other companies are conducting clinical trials, or may in the future conduct clinical trials, which may have similar eligibility criteria as our current or future clinical trials. For example, both Daiichi Sankyo Company, Ltd., with DS-1001b, and Bayer AG, with BAY1436032, are currently conducting clinical trials in patients with IDH1 mutant positive-cancers, and these trials and other trials may compete with our clinical trials of ivosidenib and/or AG-881 for eligible patients with malignancies harboring an IDH1 mutation. Competition for these patients may make it particularly difficult for us to enroll enough patients to complete our clinical trials for ivosidenib or AG-881 in a timely and cost-effective manner.

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

We have never obtained marketing approval for a product candidate. Celgene submitted an NDA to the FDA for IDHIFA® (enasidenib) in R/R AML in December 2016, and in March 2017, we announced that this NDA was accepted by the FDA with priority review and a PDUFA action date of August 30, 2017. We plan to explore a similar regulatory pathway for ivosidenib, and we expect to submit a NDA ivosidenib in IDH1 mutant-positive R/R AML by the end of 2017. It is possible that the FDA may refuse to accept for substantive review any NDAs that we submit for our product candidates, including the NDA that we plan to submit for ivosidenib, or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates. If the FDA does not accept or approve our NDAs for any of our product candidates, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required trials or studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our product candidates, generating revenue and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for our product candidates, which could significantly harm our business.

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

We have little experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved medicine for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to other third parties. We are in the process of building a sales and marketing infrastructure to sell, or participate in sales activities with our collaborators for, some of our product candidates if and when they are approved.

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

Collaborations involving our product candidates, including our collaborations, pose the following risks to us:

•	Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations. For example, under the 2010 Agreement, the AG-881 Agreements and programs under a co-development and co-commercialization agreement pursuant to the 2016 Agreement, development and commercialization plans and strategies for licensed programs, such as IDHIFA® (enasidenib), will be conducted in accordance with a plan and budget approved by a joint committee comprised of equal numbers of representatives from each of us and Celgene, as to which Celgene may have final decision-making authority.

•	Collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities. For example, under the 2016 Agreement, it is possible for Celgene to elect not to progress into preclinical development a product candidate that we have nominated and the joint research committee confirmed, without triggering a termination of the collaboration arrangement.

•	Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing, which may result in a need for additional capital to pursue further development or commercialization of the applicable product candidate. For example, under the 2010 Agreement and the 2016 Agreement, it is possible for Celgene to terminate the agreement, upon 90 days prior written notice, with respect to any product candidate at any point in the research, development and clinical trial process, without triggering a termination of the remainder of the collaboration arrangement.

•	Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our medicines or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.

•	Collaborators with marketing and distribution rights to one or more medicines may not commit sufficient resources to the marketing and distribution of such medicine or medicines.

•	Collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation. For example, under specified circumstances Celgene has the first right to maintain or defend our intellectual property rights with respect to IDHIFA® (enasidenib) under the 2010 Agreement and, although we may have the right to assume the maintenance and defense of our intellectual property rights if Celgene does not, our ability to do so may be compromised by Celgene’s actions.

•	Disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our medicines or product candidates or that result in costly litigation or arbitration that diverts management attention and resources.

•	We may lose certain valuable rights under circumstances identified in our collaborations, including, in the case of our agreements with Celgene, if we undergo a change of control.

•	Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. For example, Celgene can terminate its agreements with us, in their entirety or with respect to IDHIFA® (enasidenib) under the 2010 Agreement or any program under the 2016 Agreement, upon 90 days’ notice and can terminate each entire agreement with us in connection with a material breach of the agreement by us that remains uncured for a period ranging from 60 to 90 days.

•	Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all.

•	If a present or future collaborators of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.

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

Many of our employees, consultants or advisors are currently or were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management.

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

A fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process, nor does it assure approval of the candidate product by FDA.

In the United States, IDHIFA® (enasidenib) and ivosidenib received fast track designation for treatment of patients with acute myelogenous leukemia, or AML, that harbor an IDH2 and IDH1 mutation, respectively. If a drug is intended for the treatment of a serious or life-threatening disease or condition and the drug demonstrates the potential to address unmet medical needs for this disease or condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for such designation, the FDA may decide not to grant it. Even though IDHIFA® (enasidenib) and ivosidenib have received fast track designation for treatment of patients with AML that harbor an IDH2 and IDH1 mutation, respectively, we may not experience a faster development process, review or approval, if at all, compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. Among the provisions of the ACA of potential importance to our business and our product candidates are the following:

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislation, will continue until 2025. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and may otherwise affect the prices we may obtain for any of our product candidates for which regulatory approval is obtained.

In addition, with the new Administration and Congress, there may be additional legislative changes, including potentially repeal and replacement of certain provisions of the ACA. It remains to be seen, however, whether new legislation will be enacted and, if so, precisely what any new legislation will provide and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. For example, it is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions.

Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates. We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

The efforts of the Administration to pursue regulatory reform may limit FDA’s ability to engage in oversight and implementation activities in the normal course, and that could negatively impact our business.

The Trump Administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. On January 30, 2017, President Trump issued an executive order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

As of March 31, 2017, our executive officers, directors and a small group of stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

AGIOS PHARMACEUTICALS, INC.

Date: May 4, 2017	By:	/s/ David P. Schenkein
David P. Schenkein President and Chief Executive Officer (principal executive officer)

Date: May 4, 2017	By:	/s/ Andrew Hirsch
Andrew Hirsch Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation	8-K	001-36014	July 29, 2013	3.1

3.2	Amended and Restated By-Laws	8-K	001-36014	July 29, 2013	3.2

31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X