Form 10-Q
period 2017-06-30
AGIOS PHARMACEUTICALS INC
filed 2017-08-08
CIK 1439222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on August 4, 2017: 48,391,194

AGIOS PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)
AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$138,717	$160,754
Marketable securities	447,325	380,560
Collaboration receivable – related party	4,842	4,886
Tenant improvement and other receivables	779	3,428
Prepaid expenses and other current assets	13,018	10,264
Total current assets	604,681	559,892
Marketable securities	129,899	32,250
Property and equipment, net	24,771	25,337
Other non-current assets	1,249	1,615
Total assets	$760,600	$619,094
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,409	$17,106
Accrued expenses	29,641	32,002
Deferred revenue – related party	37,069	35,913
Deferred rent	3,529	3,412
Total current liabilities	93,648	88,433
Deferred revenue, net of current portion – related party	141,957	154,297
Deferred rent, net of current portion	16,003	17,773
Total liabilities	251,608	260,503
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 48,346,297 and 42,220,444 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	48	42
Additional paid-in capital	1,142,233	842,013
Accumulated other comprehensive loss	(650)	(313)
Accumulated deficit	(632,639)	(483,151)
Total stockholders’ equity	508,992	358,591
Total liabilities and stockholders’ equity	$760,600	$619,094
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Collaboration revenue – related party	$11,346	$6,978	$21,854	$38,259
Operating expenses:
Research and development (net of $2,489 and $5,922 of cost reimbursement from related party for the three months ended June 30, 2017 and 2016, respectively, and $5,265 and $14,716 of cost reimbursement from related party for the six months ended June 30, 2017 and 2016, respectively)	79,816	50,804	142,548	94,842
General and administrative	16,130	12,644	30,953	23,481
Total operating expenses	95,946	63,448	173,501	118,323
Loss from operations	(84,600)	(56,470)	(151,647)	(80,064)
Interest income	1,518	517	2,399	913
Net loss	$(83,082)	$(55,953)	$(149,248)	$(79,151)
Net loss per share – basic and diluted	$(1.78)	$(1.47)	$(3.35)	$(2.09)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	46,745,760	37,956,383	44,525,478	37,910,233
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(83,082)	$(55,953)	$(149,248)	$(79,151)
Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale securities	(438)	208	(337)	615
Comprehensive loss	$(83,520)	$(55,745)	$(149,585)	$(78,536)
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(149,248)	$(79,151)
Adjustments to reconcile net loss cash (used in) provided by operating activities:
Depreciation	3,164	2,550
Stock-based compensation expense	22,921	20,103
Net amortization of premium and discounts on investments	94	330
Loss on disposal of property and equipment	40	—
Changes in operating assets and liabilities:
Collaboration receivable – related party	44	372
Tenant improvement and other receivables	2,638	1,360
Prepaid expenses and other current and non-current assets	(2,417)	(1,129)
Accounts payable	4,930	3,755
Accrued expenses	(2,392)	(833)
Deferred revenue – related party	(11,184)	190,645
Deferred rent	(1,653)	813
Net cash (used in) provided by operating activities	(133,063)	138,815
Investing activities
Purchases of marketable securities	(468,556)	(226,289)
Proceeds from maturities and sales of marketable securities	303,711	252,468
Purchases of property and equipment	(1,328)	(5,267)
Net cash (used in) provided by investing activities	(166,173)	20,912
Financing activities
Reimbursement of public offering costs, net of payments	104	—
Proceeds from public offering of common stock, net of commissions	270,250	—
Net proceeds from stock option exercises and employee stock purchase plan	6,845	2,557
Net cash provided by financing activities	277,199	2,557
Net change in cash and cash equivalents	(22,037)	162,284
Cash and cash equivalents at beginning of the period	160,754	71,764
Cash and cash equivalents at end of the period	$138,717	$234,048
Supplemental disclosure of non-cash investing and financing transactions
Additions to property and equipment in accounts payable and accrued expenses	$1,383	$1,360
Proceeds from stock option exercises in other receivables	$3	$23
Public offering costs in other receivables, net of amounts in accounts payable and accrued expenses	$125	$—
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
Overview
We are a biopharmaceutical company committed to the fundamental transformation of patients’ lives through scientific leadership in the field of cellular metabolism, with the goal of making transformative, first- or best-in-class medicines. Our areas of focus are cancer metabolism, rare genetic diseases, or RGDs, which are diseases that are directly caused by changes in genes or chromosomes, often passed from one generation to the next, and metabolic immuno-oncology, or MIO, which is a developing field that aims to modulate the activity of relevant immune cells (or tumor microenvironment) by targeting critical metabolic nodes, thereby enhancing the immune mediated anti-tumor response. In each of these areas, we are seeking to unlock the biology of cellular metabolism as a platform to create transformative therapies. We are located in Cambridge, Massachusetts.
Basis of presentation
The condensed consolidated balance sheet as of June 30, 2017, and the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016, are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of June 30, 2017, and our results of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and six-month period are also unaudited. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other future annual or interim period. The year-end condensed consolidated balance sheet data was derived from our audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP. Accordingly, the condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 that was filed with the Securities and Exchange Commission, or the SEC, on February 16, 2017.
Our consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries, Agios Securities Corporation and Agios International Sarl. All intercompany transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with U.S. GAAP.
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
In the quarter ended March 31, 2017, we adopted Accounting Standards Update, or ASU, 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions. There have been no other material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Recent accounting pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. Subsequently, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which adjusted the effective date of ASU 2014-09; ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies identifying performance obligations and licensing implementation guidance and illustrations in ASU 2014-09; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses implementation issues and is intended to reduce the cost and complexity of applying the new revenue standard in ASU 2014-09, or collectively, the Revenue ASUs.
The Revenue ASUs provide an accounting standard for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2017, with an option to early adopt for interim and annual periods beginning after December 15, 2016. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We will adopt the new standard effective January 1, 2018 under the modified retrospective method. We have allocated internal resources to the implementation and are in the process of determining the impact of the Revenue ASUs on our financial statements; however, the adoption of the Revenue ASUs may have a material impact on revenue recognition, our notes to consolidated financial statements and our internal controls over financial reporting. As discussed further in detail within Note 5, Collaboration Agreements, our collaboration agreements with Celgene Corporation, or Celgene, is currently our sole source of revenue and the only arrangement impacted by the adoption of the Revenue ASUs.
Other Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, or ASU 2017-09, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Accounting Standards Codification, or ASC, 718. ASU 2017-09 is effective for us for annual periods beginning after December 15, 2017, and interim periods therein, with early adoption permitted. We are currently in the process of evaluating the impact of the guidance on our consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02, which establishes principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. ASU 2016-02 is effective for us for annual periods beginning after December 15, 2018 and interim periods therein, with early adoption permitted. We are currently in the process of evaluating the impact of the guidance on our consolidated financial statements.

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
The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of June 30, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$91,766	$23,506	$—	$115,272
Marketable securities:
Certificates of deposit	—	14,060	—	14,060
U.S. Treasuries	156,452	—	—	156,452
Government securities	43,185	59,658	—	102,843
Corporate debt securities	—	303,869	—	303,869
Total cash equivalents and marketable securities	$291,403	$401,093	$—	$692,496
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2017.
There have been no changes to the valuation methods during the six months ended June 30, 2017. We evaluate transfers between levels at the end of each reporting period. Due to the lack of an active market, there were $1.0 million in transfers of assets or liabilities between Level 1 and Level 2 during the six months ended June 30, 2017. We have no financial assets or liabilities that were classified as Level 3 at any point during the six months ended June 30, 2017.
4. Marketable Securities
Marketable securities at June 30, 2017 and December 31, 2016 consisted of investments in certificates of deposit, U.S. Treasuries, government securities and corporate debt securities. We determine the appropriate classification of the securities at the time they are acquired and evaluate the appropriateness of such classifications at each balance sheet date. We classify our marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity and a component of total comprehensive loss in the condensed consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on marketable securities for the three and six months ended June 30, 2017 and 2016 and, as a result, there were no reclassifications of any amounts out of accumulated other comprehensive loss for those periods.

Marketable securities at June 30, 2017 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$12,400	$1	$(12)	$12,389
U.S Treasuries	118,262	1	(105)	118,158
Government securities	84,931	—	(61)	84,870
Corporate debt securities	232,029	18	(139)	231,908
Non-current:
Certificates of deposit	1,680	—	(9)	1,671
U.S Treasuries	38,405	—	(111)	38,294
Government securities	18,011	—	(38)	17,973
Corporate debt securities	72,156	1	(196)	71,961
	$577,874	$21	$(671)	$577,224
Marketable securities at December 31, 2016 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$11,280	$2	$(3)	$11,279
U.S. Treasuries	141,678	2	(62)	141,618
Government securities	19,533	—	(23)	19,510
Corporate debt securities	208,285	3	(135)	208,153
Non-current:
Certificates of deposit	7,600	6	(13)	7,593
Government securities	4,499	—	(21)	4,478
Corporate debt securities	20,248	—	(69)	20,179
	$413,123	$13	$(326)	$412,810
At June 30, 2017 and December 31, 2016, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of one to two years, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and therefore classified as available-for-sale.
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
At June 30, 2017 and December 31, 2016, we held 255 and 158 debt securities that were in an unrealized loss position for less than one year, respectively. The aggregate fair value of debt securities in an unrealized loss position at June 30, 2017 and December 31, 2016 was $482.7 million and $335.4 million, respectively. There were no individual securities that were in a significant unrealized loss position as of June 30, 2017 and December 31, 2016. We evaluated our securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell the securities, and we do not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of June 30, 2017 and December 31, 2016.

5. Collaboration Agreements
Celgene Corporation
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
2016 Agreement
In May 2016, we entered into the 2016 Agreement focused on MIO. In addition to new programs identified under the 2016 Agreement, both parties also agreed that all future development and commercialization of two remaining cancer metabolism programs discovered under the 2010 Agreement, including AG-270, a program focused on methylthioadenosine phosphorylase, or MTAP, deleted cancers, will now be governed by the 2016 Agreement.
During the research term of the 2016 Agreement, we plan to conduct research programs focused on discovering compounds that are active against metabolic targets in the immuno-oncology, or IO, field. The initial four-year research term will expire on May 17, 2020, and may be extended for up to two, or in specified cases, up to four additional one-year terms.
For each program under the 2016 Agreement, we may nominate compounds that meet specified criteria as development candidates and, in limited circumstances, Celgene may also nominate compounds as development candidates for each such program. Celgene may designate the applicable program for further development following any such nomination, after which we may conduct, at our expense, additional preclinical and clinical development for such program through the completion of an initial phase 1 dose escalation study.
At the end of the research term, Celgene may designate for continued development up to three research programs for which development candidates have yet to be nominated, which are referred to as continuation programs. We may conduct further research and preclinical and clinical development activities on any continuation program, at our expense, through the completion of an initial phase 1 dose escalation study.
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
We are eligible to receive up to $70.0 million in potential milestone payments under the AG-881 Agreements. The potential milestone payments are comprised of: (i) a $15.0 million milestone payment for filing of a first new drug application, or NDA, in a major market, and (ii) up to $55.0 million in milestone payments upon achievement of specified regulatory milestone events. We may also receive royalties at tiered, low-double digit to mid-teen percentage rates on net sales if we elect not to participate in the development and commercialization of AG-881.
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
Upon agreement to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which ivosidenib is the lead development candidate, the sole program remaining under the 2010 Agreement is IDHIFA®, a co-commercialized licensed program for which Celgene leads and funds global development and commercialization activities. We have exercised our right to participate in a portion of commercialization activities in the United States for IDHIFA® in accordance with the applicable commercialization plan. On August 1, 2017, the FDA granted Celgene approval of IDHIFA® for the treatment of adult patients with relapsed or refractory acute myeloid leukemia, or R/R AML, with an IDH2 mutation as detected by an FDA-approved test.
Under the remaining terms of the 2010 Agreement, we are eligible to receive up to $95.0 million in potential milestone payments for the IDHIFA® program. The potential milestone payments are comprised of: (i) up to $70.0 million in milestone payments upon achievement of specified ex-U.S. regulatory milestone events, and (ii) a $25.0 million milestone payment upon achievement of a specified commercial milestone event.
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
Unless terminated earlier by either party, the term of the 2010 Agreement will continue until the expiration of all royalty terms with respect to IDHIFA®. Celgene may terminate this agreement for convenience in its entirety upon ninety days written notice to us. If either party is in material breach and fails to cure such breach within the specified cure period, the other party may terminate the 2010 Agreement in its entirety. Either party may terminate the agreement in the event of specified insolvency events involving the other party.
Accounting analysis and revenue recognition – collaboration revenue
April 2015 modification: The AG-881 Agreements were determined to be a modification of the 2010 Agreement because they govern AG-881, a compound originally identified within the 2010 Agreement.
May 2016 modification: The 2016 Agreement was determined to be a modification of the 2010 Agreement and the AG-881 Agreements because it governs compounds originally identified within the 2010 Agreement, including AG-270. All undelivered elements identified under the April 2015 modification that remained undelivered at the time of the May 2016 modification are supplanted by the undelivered elements identified under the May 2016 modification.
Upon the modifications, under the provisions of ASC 605-25, Multiple Element Arrangements, we identified the remaining deliverables under the modified arrangement, and determined the best estimate of selling price, or BESP, for the undelivered elements as of the modification date. We then allocated the total arrangement consideration, which included the remaining deferred revenue balance at the modification date, any upfront payments received upon modification and other consideration under the modified arrangement that were deemed to be determinable at the modification date, to each unit of accounting relative to our BESP for each unit of accounting. The undelivered elements at the time of the modification, which are each considered by us to have stand-alone value and therefore were determined to be separate units of accounting, the related BESP, and the method of recognizing the allocated consideration upon each modification are as follows:

Undelivered Element	BESP		Unit(s) of Accounting	Principal/Agent	Recognition Method
April 2015 modification
AG-881 program licenses (1)	$33.2	million	2	Principal	Upon delivery of the licenses to Celgene, which occurred immediately upon the execution of the AG-881 Agreements
On-going development services (2) (3)	$12.7	million	4	Principal	Proportionally as services are delivered over the performance period, expected to be through 2017
On-going development services (2) (3)	$97.3	million	4	Agent	Proportionally as services are delivered over the performance period, expected to be through 2017
On-going research and development (2)	$30.5	million	1	Principal	Ratably over the performance period, expected to be through April 2016
Committee participations (4)	$0.8	million	1	Principal	Ratably over the performance period, expected to be through Q4 2016
May 2016 modification (supplants undelivered elements of April 2015 modification)
On-going development services (2) (3)	$67.8	million	3	Principal	Proportionally as services are delivered over the performance period, expected to be through 2019
On-going development services (2) (3)	$22.4	million	3	Agent	Proportionally as services are delivered over the performance period, expected to be through 2019
On-going research and development (2)	$207.0	million	1	Principal	Ratably over the performance period, expected to be through May 2022
Committee participations (4)	$1.5	million	1	Principal	Ratably over the performance period, expected to be through Q4 2022
Additional development services	$48.7	million	1	Principal	Proportionally as services are delivered over the performance period, expected to begin in 2020

(1)
The BESP was developed by probability weighting multiple cash flow scenarios using the income approach. Our management estimates within the models include the expected, probability-weighted net profits from estimated future sales, an estimate of the direct cost incurred to generate future cash flows, a discount rate and other business forecast factors. There are significant judgments and estimates inherent in the determination of the BESP of these units of accounting. These judgments and estimates include assumptions regarding future operating performance, the timelines of the clinical trials and regulatory approvals, and other factors. If different reasonable assumptions are utilized, the BESP and revenue recognized would vary.

(2)	The BESP was developed using our management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider.

(3)	The BESP was developed using internal full time equivalent costs to support the development services.

(4)	The BESP was developed using our management’s best estimate of the anticipated participation hours and the market rate for comparable participants.
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
During the three and six months ended June 30, 2017 and 2016, we recognized as collaboration revenue the following non-contingent consideration allocated to each undelivered element (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Undelivered Element	2017	2016	2017	2016
April 2015 modification
AG-881 program licenses	$—	$503	$—	$1,356
On-going development services (principal)	—	623	—	1,656
On-going research and development	—	973	—	4,584
Committee participations	—	32	—	89
May 2016 modification
On-going development services (principal)	3,866	1,663	7,612	1,663
On-going research and development	6,413	2,702	13,054	2,702
Committee participations	41	17	83	17
Total collaboration revenue	$10,320	$6,513	$20,749	$12,067
During the three and six months ended June 30, 2017 and 2016, we recognized as a reduction of research and development expenses the following non-contingent consideration allocated to each undelivered element (in thousands):

	Modification Period	Three Months Ended June 30,		Six Months Ended June 30,
Undelivered Element		2017	2016	2017	2016
On-going development services (agent)	April 2015	$—	$2,636	$—	$7,456
On-going development services (agent)	May 2016	2,489	1,327	5,251	1,327
Total reduction of research and development expenses		$2,489	$3,963	$5,251	$8,783
Development and commercialization expenses that were not contemplated as of the modification dates due to the high level of uncertainty are recognized as collaboration revenue or a reduction of research and development expenses in the period in which they are earned. For the three and six months ended June 30, 2017 and 2016, we recognized the following collaboration revenue and reduction of research and development expenses related to such expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Collaboration revenue - related party
Development activities	$—	$465	$—	$1,192
Commercialization activities	$1,026	$—	$1,105	$—
Reduction of research and development expenses
Development activities	$—	$1,959	$14	$5,933
During the three and six months ended June 30, 2017, we recognized a total of $11.3 million and $21.9 million, respectively, as collaboration revenue, and recognized $2.5 million and $5.3 million, respectively, as a reduction of research and development expenses. During the three and six months ended June 30, 2016, we recognized a total of $7.0 million and $13.3 million, respectively, as collaboration revenue, and recognized $5.9 million and $14.7 million, respectively, as a reduction of research and development expenses. As of June 30, 2017 and December 31, 2016, we recorded a collaboration receivable of $4.8 million and $4.9 million, respectively, related to reimbursable development costs.
We consider the total consideration expected to be earned in the next twelve months for services to be performed as current deferred revenue, and consideration that is expected to be earned subsequent to twelve months from the balance sheet date as noncurrent deferred revenue.
Accounting analysis and revenue recognition – milestone revenue
In January 2016, upon the initiation of the IDHENTIFY phase 3 study of IDHIFA®, we earned and received a milestone payment of $25.0 million, which was recognized as revenue during the three months ended March 31, 2016. No other milestones were earned during the six months ended June 30, 2017 and 2016. The next potential milestones expected to be achieved under the Collaboration Agreements relate to specified ex-U.S. regulatory events. Achievement of these events will result in milestone payments of up to $70.0 million. Additionally, the next potential payment we expect to receive under the Collaboration Agreements is related to Celgene’s exercise of its option to develop and commercialize AG-270, the program focused on MTAP-deleted cancers. This exercise may result in a license fee of at least $30.0 million.
Aurigene Discovery Technologies Limited
In April 2017, we entered into a new global license agreement with Aurigene Discovery Technologies Limited, or Aurigene, to research, develop and commercialize small molecule inhibitors for an undisclosed cancer metabolism target, or the Aurigene Agreement.
Under the terms of the Aurigene Agreement, Aurigene will provide to us exclusive rights to its portfolio of novel small molecules for the undisclosed target. Financial terms of the Aurigene Agreement include a $3.0 million upfront payment and potential future milestone payments of up to $17.0 million if we achieve certain development and regulatory milestones. Aurigene is also eligible to receive low single-digit royalties on product sales, if any. We will conduct preclinical studies and, if successful, fund further global research and development, as well as regulatory and commercial activities.
The term of the Aurigene Agreement will continue until the earlier of: (a) termination for convenience at our sole discretion upon 90 days prior written notice, (b) termination by either party for material breach, or (c) the expiration of the last-to-expire of all payment obligations hereunder with respect to all licensed products under the Aurigene Agreement.
Accounting analysis
The $3.0 million upfront payment was incurred in May 2017 and recorded as research and development expense. Costs incurred and milestones payments due to Aurigene prior to regulatory approval are recognized as expenses in the period incurred. Payments due to Aurigene upon or subsequent to regulatory approval will be capitalized and amortized over the shorter of the remaining license or product patent life.
6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued compensation	$8,721	$11,092
Accrued research and development costs	17,714	20,266
Accrued professional fees	2,370	476
Accrued other	836	168
Total	$29,641	$32,002
7. Share-Based Payments
2013 Stock Incentive Plan
In June 2013, our Board of Directors adopted and, in July 2013 our stockholders approved, the 2013 Stock Incentive Plan, or the 2013 Plan. The 2013 Plan became effective upon the closing of our Initial Public Offering, or IPO, and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, or RSUs, performance-based stock awards, or PSUs, and other stock-based awards. Following the adoption of the 2013 Plan, we granted no further stock options or other awards under the 2007 Stock Incentive Plan, or the 2007 Plan. Any options or awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remain outstanding and effective. As of June 30, 2017, the total number of shares reserved under the 2007 Plan and the 2013 Plan are 7,660,664, and we had 1,293,777 shares available for future issuance under such plans.

The following table presents stock option activity for the six months ended June 30, 2017:

	Number of Stock Options	Weighted- Average Exercise Price
Outstanding at December 31, 2016	5,218,880	$46.79
Granted	1,357,852	50.12
Exercised	(276,752)	20.85
Forfeited/expired	(233,817)	72.39
Outstanding at June 30, 2017	6,066,163	$47.73
Exercisable at June 30, 2017	3,004,850	$39.10
Vested and expected to vest at June 30, 2017	6,066,163	$47.73
At June 30, 2017, the total unrecognized compensation expense related to unvested stock option awards was $97.3 million, which we expect to recognize over a weighted-average period of approximately 2.5 years.
Restricted stock units
We may grant awards of RSUs to non-employee directors and employees on a discretionary basis pursuant to the 2013 Plan. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of our common stock.
The following table presents RSU activity for the six months ended June 30, 2017:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2016	77,050	$49.60
Granted	57,100	50.40
Vested	(7,500)	122.22
Forfeited/expired	(7,300)	39.76
Unvested shares at June 30, 2017	119,350	$46.02
As of June 30, 2017, there was approximately $3.3 million of total unrecognized compensation expense related to RSUs, which we expect to be recognized over a weighted-average period of approximately 1.4 years.
Performance-based stock options
During the six months ended June 30, 2017 and 2016, no options to purchase shares of common stock that contain performance-based or a combination of performance-based and service-based vesting criteria were granted by us. However, certain performance-based stock options issued in prior periods were still outstanding as of June 30, 2017. Performance-based vesting criteria for options primarily relate to milestone events specific to our corporate goals, including but not limited to certain preclinical, clinical and regulatory development milestones related to our product candidates. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using our management’s best estimates. As of June 30, 2017, all performance-based milestones had been achieved and all expense related to these options have been recorded.
Performance-based stock units
We may grant awards of PSUs to non-employee directors and employees on a discretionary basis pursuant to the 2013 Plan. Each PSU entitles the holder to receive, at the achievement of the performance-based and service-based vesting criteria, a specified number of shares of our common stock. Performance-based vesting criteria primarily relate to milestone events specific to our corporate goals, specifically regulatory development milestones related to our product candidates.

The following table presents PSU activity for the six months ended June 30, 2017:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2016	200,613	$53.36
Granted	6,391	48.72
Vested	—	—
Forfeited/expired	(25,630)	51.00
Unvested shares at June 30, 2017	181,374	$53.53
Stock-based compensation expense associated with these PSUs is recognized if the performance condition is considered probable of achievement using our management’s best estimates. As of June 30, 2017, there was approximately $9.7 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are not considered probable of achievement.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. The 2013 ESPP is administered by our Board of Directors or by a committee appointed by our Board of Directors. Under the 2013 ESPP, each offering period is six months, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of the offering period. The per-share purchase price at the end of each offering period is equal to 85% of the closing price of one share of our common stock at the beginning or end of the offering period, whichever is lower, subject to Internal Revenue Service limits. We issued 33,521 shares and 12,327 shares during the six months ended June 30, 2017 and 2016, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 327,272 shares of our common stock. As of June 30, 2017, we had 239,921 shares available for future issuance under the 2013 ESPP.
Stock-based compensation expense
During the three and six months ended June 30, 2017 and 2016, we recorded stock-based compensation expense for employee and non-employee stock options, RSUs, performance-based stock options and ESPP shares. Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	$11,083	$10,299	$20,985	$18,863
Restricted stock units	875	498	1,470	857
Performance-based stock options	—	—	—	46
Employee Stock Purchase Plan	229	199	466	337
Total stock-based compensation expense	$12,187	$10,996	$22,921	$20,103
Expenses related to equity-based awards were allocated as follows in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development expense	$8,190	$6,561	$15,215	$12,089
General and administrative expense	3,997	4,435	7,706	8,014
Total stock-based compensation expense	$12,187	$10,996	$22,921	$20,103

8. Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net loss per share calculation, stock options, RSUs and ESPP options are considered to be common stock equivalents. Furthermore, performance-based stock units with vesting conditions that were not met as of June 30, 2017 are excluded as common stock equivalents.
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
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2017	2016
Stock options	6,066,163	5,383,189
Restricted stock units	119,350	66,300
Employee stock purchase plan options	18,287	15,917
Total common stock equivalents	6,203,800	5,465,406

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Information
The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements as of June 30, 2017 and 2016 and for the three and six months ended June 30, 2017 and 2016, and related notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission, or SEC, on February 16, 2017. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management, and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this report, and in our Annual Report on Form 10-K. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
We are a biopharmaceutical company committed to the fundamental transformation of patients’ lives through scientific leadership in the field of cellular metabolism, with the goal of making transformative, first- or best-in-class medicines. Our areas of focus are cancer metabolism, rare genetic diseases, or RGDs, which are diseases that are directly caused by changes in genes or chromosomes, often passed from one generation to the next, and metabolic immuno-oncology, or MIO, which is a developing field that aims to modulate the activity of relevant immune cells (or tumor microenvironment) by targeting critical metabolic nodes, thereby enhancing the immune mediated anti-tumor response. In each of these areas, we are seeking to unlock the biology of cellular metabolism as a platform to create transformative therapies.

On August 1, 2017, the U.S. Food and Drug Administration, or FDA, granted our collaboration partner Celgene Corporation, or Celgene, approval of IDHIFA® for the treatment of adult patients with relapsed or refractory acute myeloid leukemia, or R/R AML, with an isocitrate dehydrogenase 2, or IDH2, mutation as detected by an FDA-approved test. IDHIFA®, an oral targeted inhibitor of the IDH2 enzyme, is the first and only FDA-approved therapy for patients with R/R AML and an IDH2 mutation.

Our most advanced cancer product candidates are ivosidenib, which targets mutated isocitrate dehydrogenase 1, or IDH1, and AG-881, a brain-penetrant, pan-IDH mutant inhibitor, which provides added flexibility to our current portfolio of IDH mutant inhibitors.
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
2016 Agreement
In May 2016, we entered into a master research and collaboration agreement, or the 2016 Agreement, with Celgene Corporation, or Celgene, and Celgene RIVOT Ltd., a wholly owned subsidiary of Celgene. The 2016 Agreement focuses on the discovery and development of cancer programs in the field of MIO. In addition to new programs identified under the 2016 Agreement, both parties also agreed that all future development and commercialization of two remaining cancer metabolism programs discovered under the 2010 discovery and development collaboration and license agreement with Celgene, or the 2010 Agreement, including AG-270, a program focused on methylthioadenosine phosphorylase, or MTAP, deleted cancers, will now be governed by the 2016 Agreement.

During the research term of the 2016 Agreement, we plan to conduct research programs focused on discovering compounds that are active against metabolic targets in the immuno-oncology, or IO, field. The initial four-year research term will expire on May 17, 2020, and may be extended for up to two, or in specified cases, up to four additional one-year terms.
For each program under the 2016 Agreement, we may nominate compounds that meet specified criteria as development candidates and, in limited circumstances, Celgene may also nominate compounds as development candidates for each such program. Celgene may designate the applicable program for further development following any such nomination, after which we may conduct, at our expense, additional preclinical and clinical development for such program through the completion of an initial phase 1 dose escalation study.
At the end of the research term, Celgene may designate for continued development up to three research programs for which development candidates have yet to be nominated, which are referred to as continuation programs. We may conduct further research and preclinical and clinical development activities on any continuation program, at our expense, through the completion of an initial phase 1 dose escalation study.
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
AG-120 Letter Agreement
On May 17, 2016, we entered into a letter agreement with Celgene regarding ivosidenib, or the AG-120 Letter Agreement. Under the AG-120 Letter Agreement, the parties agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which ivosidenib is the lead development candidate. Under the 2010 Agreement, Celgene had held development and commercialization rights to the IDH1 program outside of the United States, and we held such rights inside the United States. As a result of the termination, we obtained global rights to ivosidenib and the IDH1 program. Neither party will have any further financial obligation, including royalties or milestone payments, to the other concerning ivosidenib or the IDH1 program. Under the terms of the termination, the parties have also agreed to conduct specified transitional activities in connection with the termination. In addition, pursuant to the AG-120 Letter Agreement, the parties are released from their exclusivity obligations under the 2010 Agreement with respect to the IDH1 program. The termination does not affect the AG-881 Agreements described below, which are directed to both the IDH1 target and the IDH2 target.
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
Upon agreement to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which ivosidenib is the lead development candidate, the sole program remaining under the 2010 Agreement is IDHIFA®, a co-commercialized licensed program for which Celgene leads and funds global development and commercialization activities. We have exercised our right to participate in a portion of commercialization activities in the United States for IDHIFA® in accordance with the applicable commercialization plan. On August 1, 2017, the FDA granted Celgene approval of IDHIFA® for the treatment of adult patients with R/R AML and an IDH2 mutation as detected by an FDA-approved test. We are eligible to receive up to $95.0 million in potential milestone-based payments for the IDHIFA® program, which are comprised of: (i) up to $70.0 million in milestone payments upon achievement of specified ex-U.S. regulatory milestone events and (ii) a $25.0 million milestone payment upon achievement of a specified commercial milestone event. Additionally, we are eligible to receive tiered royalties on any net sales of IDHIFA®.
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
Financial Operations Overview
General
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
Additionally, since inception, we have incurred significant operating losses. Our net losses were $149.2 million and $79.2 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $632.6 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from year to year. We anticipate that our expenses will increase significantly as we continue to advance and expand clinical development activities for our lead programs, IDHIFA®, ivosidenib, AG-881 and AG-348; continue to discover and validate novel targets and drug product candidates; expand and protect our intellectual property portfolio; and hire additional commercial, development and scientific personnel.
Revenue
Through June 30, 2017, we have not generated any revenue from product sales. Substantially all of our revenue to date has been derived from our collaborations. In the future, we expect to generate revenue from a combination of product sales, upfront payments, cost reimbursements, milestone payments, and royalties on future product sales.
Research and development expenses
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as our product candidate development programs progress. However, the successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development and commercialize these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from IDHIFA®, ivosidenib, AG-881, AG-348, AG-270 or any of our other product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

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

•	employee-related expenses, including salaries, benefits and stock-based compensation expense;

•
expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct research and development and both preclinical and clinical activities on our behalf, and the cost of consultants;

•	the cost of lab supplies and acquiring, developing and manufacturing preclinical and clinical study materials; and

•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and the maintenance of facilities, insurance and other operating costs.
The following summarizes our most advanced current research and development programs:
IDHIFA®

IDHIFA® is an orally available, selective, potent inhibitor of the mutated IDH2 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH2 mutations, including those with AML, who have a historically poor prognosis. On August 1, 2017, the FDA granted Celgene approval of IDHIFA® for the treatment of adult patients with R/R AML and an IDH2 mutation as detected by an FDA-approved test.

Celgene maintains worldwide development and commercial rights to IDHIFA® and will fund the future development and commercialization costs related to this program. Under the 2010 Agreement, Celgene is responsible for all development costs for IDHIFA®, and we are eligible to receive up to $95.0 million in milestone payments, which are comprised of: (i) up to $70.0 million in milestone payments upon achievement of specified ex-U.S. regulatory milestone events and (ii) a $25.0 million milestone payment upon achievement of a specified commercial milestone event. Additionally, we are eligible to receive tiered royalties on any net sales of IDHIFA®. In January 2016, we earned a $25.0 million milestone payment upon initiation of the IDHENTIFY clinical trial, as described below. In addition to contributing our scientific and translational expertise, we will continue to conduct some clinical development and regulatory activities within the IDHIFA® development program under the 2010 Agreement. We also have co-commercialization rights to provide up to one third of the commercialization efforts and will be reimbursed for those efforts.

We continue to evaluate IDHIFA® in clinical trials evaluating hematological cancers with IDH2 mutations, which are led and funded by Celgene. To date, all clinical data reported by us and our collaborators in hematological cancers highlights that the mechanism of response is consistent with preclinical studies, including substantial reduction of plasma 2-hydroxygluturate, or 2HG, levels, as well as evidence of cellular differentiation and normalization of cell counts in the bone marrow and blood. This differentiation effect is distinct from that seen with traditional chemotherapeutics commonly used to treat AML. The FDA has granted orphan drug designation for IDHIFA® for treatment of patients with AML and fast track designation for treatment of patients with AML that harbor an IDH2 mutation, and the European Medicines Agency, or EMA, granted orphan drug designation for IDHIFA® for the treatment of AML.
We and Celgene are evaluating IDHIFA® in the following clinical trials:
Phase 1/2 clinical trial
IDHIFA® is being evaluated in a phase 1/2 multicenter, open-label, clinical trial, initially conducted by us but which Celgene has now assumed primary responsibility for, to assess the safety, clinical activity, and tolerability of IDHIFA® in patients with advanced hematologic malignancies with an IDH2 mutation.
Together with Celgene, we presented clinical data from a subset of patients with myelodysplastic syndromes, or MDS, from the dose-escalation and expansion portions of this trial at the 2016 American Society of Hematology Annual Meeting and Exposition in San Diego, California, or ASH 2016, in December 2016.
In June 2017, we and Celgene presented clinical data from the phase 1 dose-escalation and expansion portions of this trial in R/R AML at the American Society of Clinical Oncology, or ASCO 2017, in Chicago, Illinois. Also in June 2017, we and Celgene presented updated clinical data from this trial, including data from the phase 2 portion of the trial, at the 22nd Congress of the European Hematology Association, or 2017 EHA, in Madrid, Spain.
Phase 1 frontline combination trial (ivosidenib also being evaluated)
IDHIFA® is being evaluated in a phase 1, multicenter, international, open-label clinical trial, conducted by us, to evaluate the safety and clinical activity of IDHIFA® or ivosidenib in combination with induction and consolidation therapy in patients with newly diagnosed AML with an IDH2 or IDH1 mutation who are eligible for intensive chemotherapy. The trial is currently enrolling patients.
Phase 1/2 frontline combination trial (ivosidenib also being evaluated)
IDHIFA® is being evaluated in a phase 1/2 frontline combination clinical trial, conducted by Celgene, of either IDHIFA® or ivosidenib in combination with VIDAZA® (azacitidine) in newly diagnosed AML patients not eligible for intensive chemotherapy, with a phase 1 component to determine the safety of the combinations, followed by a phase 2 randomized component evaluating the safety and clinical activity of each investigational combination versus single-agent VIDAZA® using a primary endpoint of overall response rate. The trial has completed the phase 1 component and is currently enrolling in the phase 2 component.
IDHENTIFY
IDHIFA® is being evaluated in IDHENTIFY, an international phase 3, multi-center, open-label, randomized clinical trial, conducted by Celgene, designed to compare the efficacy and safety of IDHIFA® versus conventional care regimens in patients 60 years or older with IDH2 mutant-positive AML that is refractory to or relapsed after second- or third-line therapy. In January 2016, in conjunction with the initiation of the IDHENTIFY clinical trial, we received a milestone payment of $25.0 million from Celgene pursuant to the 2010 Agreement. The trial is currently enrolling patients.
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
In December 2016, we presented clinical data from 78 patients treated with ivosidenib in the completed dose escalation portion of the ongoing phase 1 study of ivosidenib in advanced hematologic malignancies at ASH 2016. This was the first demonstration that treatment with single agent ivosidenib can result in mutant IDH1 clearance, or IDH1-MC. We are continuing to study the potential relationship between IDH1-MC and the clinical benefit for patients with AML.
Phase 1 frontline combination trial
As discussed above, ivosidenib and IDHIFA® are also being evaluated in a phase 1, multicenter, international, open-label clinical trial, in combination with induction and consolidation therapy. The trial is currently enrolling patients.
Phase 1/2 frontline combination trial
As discussed above, ivosidenib and IDHIFA® are also being evaluated in a phase 1/2 frontline clinical trial in combination with VIDAZA®, conducted by Celgene. The trial has completed the phase 1 component and is currently enrolling in the phase 2 component.
AGILE
Ivosidenib is being evaluated in AGILE, a global, registration-enabling phase 3 clinical trial, combining ivosidenib and VIDAZA® in newly diagnosed AML patients with an IDH1 mutation who are ineligible for intensive chemotherapy. The trial is currently open for enrollment.
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
In June 2017, we presented updated clinical data from the dose-escalation and expansion cohorts of our ongoing phase 1 study evaluating ivosidenib in patients with IDH1 mutant-positive cholangiocarcinoma at ASCO 2017.
ClarIDHy
Ivosidenib is being evaluated in ClarIDHy, a registration-enabling phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial of ivosidenib in previously-treated patients with nonresectable or metastatic cholangiocarcinoma with an IDH1 mutation. The trial was initiated in December 2016 and is currently enrolling patients.
AG-881: brain penetrant pan-IDH program
AG-881 is an orally available, selective, brain-penetrant, pan-IDH mutant inhibitor, which provides added flexibility to our current portfolio of IDH mutant inhibitors. Given the clinical data generated with IDHIFA® and ivosidenib in AML, AG-881 will remain a back-up molecule in hematologic malignancies, and we are focusing our development efforts for AG-881 in glioma.

We and Celgene are jointly collaborating on a worldwide development program for AG-881, wherein we share worldwide development costs and profits and Celgene would book any worldwide commercial sales. We will lead commercialization in the United States with both companies sharing equally in field-based commercial activities, and Celgene will lead commercialization outside of the United States with us providing one third of field-based commercial activities in the major EU markets. Under the AG-881 Agreements, we are eligible to receive up to $70.0 million in potential milestone payments related to AG-881. We may also receive royalties at tiered, low-double digit to mid-teen percentage rates on net sales if we elect not to participate in the development and commercialization of AG-881.
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
The phase 1 trial in patients with advanced IDH1 or IDH2 mutant-positive hematologic malignancies has completed its dose escalation portion, establishing proof of mechanism as measured by reductions in 2HG levels, and is now closed for enrollment. No maximum tolerable dose, or MTD, was reached. In the phase 1 trial in IDH1 or IDH2 mutant-positive advanced solid tumors, including glioma, the dose escalation portion has completed enrollment. Although MTD has not been reached for this trial, additional patients will be enrolled for additional safety, pharmacokinetics and pharmacodynamics analyses.
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
DRIVE PK
In June 2015, we initiated DRIVE PK, a global phase 2, first-in-patient, open-label safety and efficacy clinical trial of AG-348 in adult, transfusion-independent patients with PK deficiency.
In June 2016, we reported the first clinical data from DRIVE PK at the 21st Congress of EHA in Copenhagen, Denmark, establishing proof of concept for AG-348 as a novel, first-in-class, oral activator of both wild-type and mutated PKR enzymes.
This trial has reached target enrollment, and in June 2017 we presented updated clinical data from DRIVE PK at 2017 EHA.
AG-270: Targeting MTAP-deleted cancers
AG-270 is our development candidate focused on MTAP-deleted cancers. In March 2017, we announced that Celgene designated AG-270 as a development candidate under the 2016 Agreement. Pursuant to the 2016 Agreement, Celgene paid us an $8.0 million designation fee for AG-270. Exploratory research, drug discovery and early development of AG-270 is led by us, and Celgene will have an opt-in right on AG-270 up through phase 1 dose escalation for at least a $30.0 million fee. Upon opt-in, we and Celgene will have global co-development and co-commercialization rights with a worldwide 50/50 cost and profit share on AG-270, and we will be eligible for up to $168.8 million in clinical and regulatory milestone payments. We expect to submit an IND for AG-270 by the end of 2017.
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
Results of Operations
Comparison of the three months ended June 30, 2017 and 2016
The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
($ in thousands)	2017	2016	$ Change	% Change
Collaboration revenue – related party	$11,346	$6,978	$4,368	63%
Operating expenses:
Research and development (net of $2,489 and $5,922 of cost reimbursement from related party for the three months ended June 30, 2017 and 2016, respectively)	79,816	50,804	29,012	57%
General and administrative	16,130	12,644	3,486	28%
Loss from operations	(84,600)	(56,470)	(28,130)	50%
Interest income	1,518	517	1,001	194%
Net loss	$(83,082)	$(55,953)	$(27,129)	48%
Revenue. For the three months ended June 30, 2017, we recognized $11.3 million in revenue, which includes $10.3 million related to deliverables identified under the 2016 Agreement.
For the three months ended June 30, 2016, we recognized $7.0 million in revenue, which includes $4.4 million related to deliverables identified under the 2016 Agreement and does not include any revenue associated with the ivosidenib program after the May 2016 modification date.
Research and Development Expense. The increase in research and development expenses was primarily attributable to net increases of $24.5 million in external services and $4.5 million in internal expenses; both of these increases are inclusive of cost reimbursements recorded as a reduction of research and development expenses.
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

	Three Months Ended June 30,
($ in thousands)	2017	2016	$ Change	% Change
IDH2 inhibitor (IDHIFA®)	$1,885	$2,783	$(898)	(32)%
IDHIFA® reduction of R&D expenses	—	(704)	704	(100)%
IDH1 inhibitor (ivosidenib)	38,883	23,854	15,029	63%
Ivosidenib reduction of R&D expenses (1)	—	(3,282)	3,282	(100)%
Pan-IDH inhibitor (AG-881)	5,622	5,065	557	11%
AG-881 reduction of R&D expenses	(2,489)	(1,936)	(553)	29%
PKR activator (AG-348)	10,821	5,099	5,722	112%
MTAP-deleted cancers program (AG-270)	5,084	4,448	636	14%
Discontinued backup PKR activator (AG-519)	1,589	4,737	(3,148)	(66)%
Other research and platform programs	18,421	10,740	7,681	72%
Total research and development expenses, net	$79,816	$50,804	$29,012	57%

(1)
Celgene and we agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which ivosidenib is the lead development candidate. As a result of the termination, we obtained global development and commercial rights to ivosidenib and the IDH1 program and expect to fund all the future development and commercialization costs related to the program. For the three months ended June 30, 2016, we recognized a reduction in R&D expenses of $3.3 million for ivosidenib related to the 2010 Agreement. As a result of the termination of the 2010 Agreement, we did not recognize a reduction in R&D expenses for the three months ended June 30, 2017 and do not expect to recognize reductions in the future.

The changes in research and development expense depicted in the table above were primarily attributable to the following:

•	IDHIFA® costs decreased as a result of less internal and external expenses related to ongoing translational work on clinical and preclinical biomarkers.
R&D costs reimbursed for IDHIFA® decreased as a result of Celgene assuming the primary development responsibilities. The reimbursements are only representative of third-party costs.

•
Ivosidenib costs increased as a result of: (i) start-up costs for the AGILE clinical trial; (ii) initiation of the ClarIDHy clinical trial; (iii) the ongoing enrollment in the expansion portion of the phase 1 clinical trial evaluating single agent ivosidenib in patients with IDH1 mutant-positive advanced hematologic malignancies; and (iv) other research and development activities, including manufacturing-related activities, needed to prepare for a potential NDA submission in 2017.

R&D costs reimbursed for ivosidenib decreased as a result of our obtaining global development and commercial rights to ivosidenib and the IDH1 program and the responsibility for funding all of the costs related to the program, upon termination of the 2010 Agreement with respect to the program, effective August 15, 2016.

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

As AG-881 development progresses, the R&D costs reimbursed for AG-881 will also increase.

•	AG-348 costs increased as a result of the selection of AG-348 instead of AG-519, which occurred in the fourth quarter of 2016.

•	AG-270 costs increased as we prepare for a potential IND filing in 2017.

•	AG-519 costs decreased as a result of the selection of AG-348 instead of AG-519, which occurred in the fourth quarter of 2016.

•
The increase in the costs of other research and platform programs include activities related to exploratory efforts, target validation and lead optimization for our discovery and follow-on programs, and our proprietary metabolomics platform.

General and Administrative Expense. The increase in general and administrative expenses was primarily attributable to the following:

•	An increase of $1.0 million in personnel costs related to an increase in our internal headcount; and

•	An increase of $1.9 million related to support our growing commercial organization.
Interest Income. The increase in interest income is attributable to higher investment balances driven by upfront fees received under our 2016 Agreement, funds received from our April 2017 and September 2016 follow-on public offerings and a more diversified investment portfolio, resulting in higher interest earned on investments.
Comparison of the six months ended June 30, 2017 and 2016
The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
($ in thousands)	2017	2016	$ Change	% Change
Collaboration revenue – related party	$21,854	$38,259	$(16,405)	(43)%
Operating expenses:
Research and development (net of $5,265 and $14,716 of cost reimbursement from related party for the six months ended June 30, 2017 and 2016, respectively)	142,548	94,842	47,706	50%
General and administrative	30,953	23,481	7,472	32%
Loss from operations	(151,647)	(80,064)	(71,583)	89%
Interest income	2,399	913	1,486	163%
Net loss	$(149,248)	$(79,151)	$(70,097)	89%
Revenue. For the six months ended June 30, 2017, we recognized $21.9 million in revenue, which includes $20.7 million related to deliverables identified under the 2016 Agreement.
For the six months ended June 30, 2016, we recognized $38.3 million in revenue, which includes a $25.0 million milestone payment related to the initiation of the Phase 3 IDHENTIFY trial with IDHIFA® under the 2010 Agreement.
Research and Development Expense. The increase in research and development expenses was primarily attributable to net increases of $31.7 million in external services and $16.0 million in internal expenses; both of these increases are inclusive of cost reimbursements recorded as a reduction of research and development expenses.
Our allocated research and development expenses, by major program, are outlined in the table below:

	Six Months Ended June 30,
($ in thousands)	2017	2016	$ Change	% Change
IDH2 inhibitor (IDHIFA®)	$3,465	$5,516	$(2,051)	(37)%
IDHIFA® reduction of R&D expenses	(14)	(1,239)	1,225	(99)%
IDH1 inhibitor (ivosidenib)	69,661	43,572	26,089	60%
Ivosidenib reduction of R&D expenses (1)	—	(9,873)	9,873	(100)%
Pan-IDH inhibitor (AG-881)	11,208	9,735	1,473	15%
AG-881 reduction of R&D expenses	(5,251)	(3,604)	(1,647)	46%
PKR activator (AG-348)	18,290	10,191	8,099	79%
MTAP-deleted cancers program (AG-270)	9,633	8,061	1,572	20%
Discontinued backup PKR activator (AG-519)	3,542	9,542	(6,000)	(63)%
Other research and platform programs	32,014	22,941	9,073	40%
Total research and development expenses, net	$142,548	$94,842	$47,706	50%

(1)
Celgene and we agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which ivosidenib is the lead development candidate. As a result of the termination, we obtained global development and commercial rights to ivosidenib and the IDH1 program and expect to fund all the future development and commercialization costs related to the program. For the six months ended June 30, 2016, we recognized a reduction in R&D expenses of $9.9 million for ivosidenib related to the 2010 Agreement. As a result of the termination of the 2010 Agreement, we did not recognize a reduction in R&D expenses for the six months ended June 30, 2017 and do not expect to recognize reductions in the future.

The changes in research and development expense depicted in the table above were primarily attributable to the following:

•	IDHIFA® costs decreased as a result of less internal and external expenses related to ongoing translational work on clinical and preclinical biomarkers.
R&D costs reimbursed for IDHIFA® decreased as a result of Celgene assuming the primary development responsibilities. The reimbursements are only representative of third-party costs.

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

R&D costs reimbursed for ivosidenib decreased as a result of our obtaining global development and commercial rights to ivosidenib and the IDH1 program and the responsibility for funding all of the costs related to the program, upon terminating the 2010 Agreement with respect to the program, effective August 15, 2016.

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

As AG-881 development progresses, the R&D costs reimbursed for AG-881 will also increase.

•	AG-348 costs increased as a result of the selection of AG-348 instead of AG-519, which occurred in the fourth quarter of 2016.

•	AG-270 costs increased as we prepare for a potential IND filing in 2017.

•	AG-519 costs decreased as a result of the selection of AG-348 instead of AG-519, which occurred in the fourth quarter of 2016.

•
The increase in the costs of other research and platform programs include activities related to exploratory efforts, target validation and lead optimization for our discovery and follow-on programs, and our proprietary metabolomics platform.

General and Administrative Expense. The increase in general and administrative expenses was primarily attributable to the following:

•	An increase of $2.1 million in personnel costs related to an increase in our internal headcount; and

•	An increase of $4.8 million related to support our growing commercial organization.
Interest Income. The increase in interest income is attributable to higher investment balances driven by upfront fees received under our 2016 Agreement, funds received from our April 2017 and September 2016 follow-on public offerings and a more diversified investment portfolio, resulting in higher interest earned on investments.
Liquidity and Capital Resources
Sources of liquidity
Since our inception, and through June 30, 2017, we have funded our operations through upfront, milestone, extension and cost reimbursement payments related to our collaboration agreements, proceeds received from our issuance of preferred stock, our IPO and follow-on public offerings, and a private placement of common stock to an affiliate of Celgene, which was completed concurrently with our IPO.
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
In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn a significant amount of milestone payments, designation fees, license option fees and extension fees, and we are entitled to cost reimbursements and royalty payments under our collaboration agreements with Celgene. Our ability to earn the milestone payments, cost reimbursements and royalty payments, and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities, and are uncertain at this time. Our right to payments under our collaboration agreements with Celgene is our only committed potential external source of funds.
Cash flows
The following table provides information regarding our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(in thousands)	2017	2016
Net cash (used in) provided by operating activities	$(133,063)	$138,815
Net cash (used in) provided by investing activities	(166,173)	20,912
Net cash provided by financing activities	277,199	2,557
Net change in cash and cash equivalents	$(22,037)	$162,284
Net cash (used in) provided by operating activities. During the six months ended June 30, 2017, we received $8.1 million in cost reimbursements related to our collaboration agreements with Celgene. These amounts were offset by increased operating expenses which relate to increases in clinical study costs due to advancements in our most advanced product candidates, expanded facilities and increased staffing needs due to our expanding operations.
During the six months ended June 30, 2016, we received a $200.0 million upfront payment from Celgene related to our 2016 Agreement and a $25.0 million milestone payment upon the initiation of the IDHENTIFY phase 3 study of IDHIFA®, $18.5 million in cost reimbursements related to our collaboration agreements, and $3.4 million as reimbursement of tenant improvements. These amounts were offset by increased operating expenses which relate to increases in clinical study costs due to advancements in our most advanced product candidates, expanded facilities and increased staffing needs due to our expanding operations.

Net cash (used in) provided by investing activities. The cash provided by investing activities for the six months ended June 30, 2017 and 2016 was primarily the result of higher proceeds from maturities and sales of marketable securities in comparison to purchases of marketable securities, offset by $1.3 million and $5.3 million in purchases of property and equipment, respectively.
Net cash provided by financing activities. The cash provided by financing activities for the six months ended June 30, 2017 was primarily the result of the $270.2 million net proceeds received from our public offering, as well as proceeds received from stock option exercises and stock purchases made pursuant to our employee stock purchase plan. The cash provided by financing activities for the six months ended June 30, 2016 was the result of proceeds received from stock option exercises and stock purchases made pursuant to our employee stock purchase plan.
Funding requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of, and seek additional marketing approvals for, our product candidates. In addition, if we obtain additional marketing approval for any of our other product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of Celgene or other collaborators. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.
We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2017, together with anticipated interest income, and anticipated expense reimbursements under our collaboration agreements, but excluding any additional program-specific milestone payments, will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2019. Our future capital requirements will depend on many factors, including:

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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds other than our collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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
During the six months ended June 30, 2017, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2016.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates. As of June 30, 2017 and December 31, 2016, we had cash, cash equivalents and marketable securities of $715.9 million and $573.6 million, respectively, consisting primarily of investments in certificates of deposit, U.S. Treasuries, government securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 10% change in interest rates would have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a 10% change in market interest rates on our investments.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs located in Asia and Europe that are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2017 and December 31, 2016, we had minimal or no liabilities denominated in foreign currencies.
Item 4.        Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Since inception, we have incurred significant operating losses. Our net losses were $198.5 million, $117.7 million and $53.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, and $149.2 million for the six months ended June 30, 2017. As of June 30, 2017, we had an accumulated deficit of $632.6 million. We have never generated any revenue from product sales. Our most advanced product candidates are in clinical development stages and we have not yet obtained marketing approval for a product candidate, other than IDHIFA®, which was approved by the FDA on August 1, 2017 for the treatment of adult patients with R/R AML and an IDH2 mutation as detected by an FDA-approved test. We may never have another product candidate approved for commercialization. We have financed our operations primarily through private placements of our preferred stock, our initial public offering and the concurrent private placement, our follow-on public offerings and our collaboration agreements with Celgene Corporation and its subsidiaries, or Celgene, focused on cancer metabolism and metabolic immuno-oncology. We have devoted substantially all of our efforts to research and development. Although we may from time to time report profitable results, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate and continue clinical trials of, and seek additional marketing approvals for, our product candidates. Pursuant to the 2010 Agreement, we have certain co-promotion rights to IDHIFA® in the U.S. Although Celgene will reimburse us for our co-promotion efforts for IDHIFA® under the 2010 Agreement, if we obtain additional marketing approvals for any of our other product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of Celgene or other collaborators. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.
We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2017, together with anticipated interest income and the anticipated expense reimbursements under our collaboration agreements, but excluding any additional program-specific milestone payments, will fund our operating and capital expenditure requirements through at least the end of 2019. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

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
Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain additional marketing approvals and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.
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
We were founded in the second half of 2007 and commenced operations in late 2008. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, undertaking preclinical and clinical studies of our product candidates, and establishing a commercial infrastructure. All of our product candidates are still in preclinical and clinical development, with the exception of IDHIFA®. We have not yet demonstrated our ability to successfully complete any large-scale or pivotal clinical trials, obtain other marketing approvals for our product candidates, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop one new medicine from the time it is discovered to when it is available for treating patients, assuming that it successfully completes all stages of research and development and achieves marketing approval, all of which is highly uncertain. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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
Our scientific approach focuses on using our proprietary technology to identify key metabolic enzymes in cancer, rare genetic diseases, or RGDs, or other diseased cells in the laboratory and then using these key enzymes to screen for and identify product candidates targeting cellular metabolism. We are also focused on metabolic immuno-oncology, an emerging field of cancer research focused on altering the metabolic state of immune cells to enhance the body’s immune response to cancer.
Our focus on using our proprietary technology to screen for and identify product candidates targeting cellular metabolism may not result in the discovery and development of commercially viable medicines to treat cancer or RGDs. Any medicines that we develop may not effectively correct metabolic pathways or alter the metabolic state of immune cells. If we are able to develop a product candidate that targets cellular metabolism in preclinical studies, we may not succeed in demonstrating safety and efficacy of the product candidate in human clinical trials. In addition, even if we obtain marketing approval for one of our product candidates, we can provide no assurance that commercialization of such product candidate will be successful.
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
We depend heavily on the success of IDHIFA® and also on our other most advanced product candidates, all of which are still in clinical development. Clinical trials of our product candidates may not be successful. If we or our collaborators are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
We have invested a significant portion of our efforts and financial resources in the identification of our most advanced product candidates, IDHIFA®, ivosidenib and AG-881 for the treatment of hematological and solid tumors and AG-348 for the treatment of pyruvate kinase, or PK, deficiency. We or our collaborator have initiated clinical trials for these product candidates. We have not commenced clinical trials for any of our other product candidates. Although IDHIFA® has received FDA approval in R/R AML, we and Celgene are still evaluating IDHIFA® in other clinical trials. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of our product candidates by our collaborators and us, including the successful commercialization of IDHIFA®.
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
Many of these factors are beyond our control, including clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any collaborator, such as Celgene with respect to IDHIFA®. If we or our collaborators do not achieve one or more of these factors in a timely manner or at all, we or our collaborators could experience significant delays or an inability to successfully commercialize our most advanced product candidates, which would materially harm our business.
If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
We, and any collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the European Medicines Agency, or the EMA, impose similar requirements. We have not previously submitted a new drug application, or NDA, to the FDA or similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. On August 1, 2017, the FDA approved IDHIFA® for the treatment of adult patients with R/R AML and an IDH2 mutation, on the basis of an NDA submitted by Celgene. We plan to explore a similar regulatory pathway for ivosidenib, and we expect to submit a NDA ivosidenib in IDH1 mutant-positive R/R AML by the end of 2017. However, we can provide no assurance that we will successfully submit an NDA for ivosidenib, or such an NDA, once submitted, will receive regulatory approval on the timeframe we expect, or at all.
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
In addition, other companies are conducting clinical trials, or may in the future conduct clinical trials, which may have similar eligibility criteria as our current or future clinical trials. For example, both Daiichi Sankyo Company, Ltd., with DS-1001b, and Bayer AG, or Bayer, with BAY1436032, are currently conducting clinical trials in patients with IDH1 mutant positive-cancers, and these trials and other trials may compete with our clinical trials of ivosidenib and/or AG-881 for eligible patients with malignancies harboring an IDH1 mutation. Competition for these patients may make it particularly difficult for us to enroll enough patients to complete our clinical trials for ivosidenib or AG-881 in a timely and cost-effective manner.
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
With the exception of IDHIFA®, all of our most advanced product candidates are still in clinical stage development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, any future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If adverse effects were to arise in patients being treated with any of our product candidates, it could require us to halt, delay or interrupt clinical trials of such product candidate or adversely affect our ability to obtain requisite approvals to advance the development and commercialization of such product candidate. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any future collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in earlier stage testing for treating cancer, RGDs or other diseases have later been found to cause side effects that prevented further development of the compound. For instance, in December 2016, we withdrew our investigational new drug application for AG-519, our second PKR activator, following verbal notification of a clinical hold from the FDA relating to a previously disclosed case of drug-induced cholestatic hepatitis which occurred in our phase 1 clinical trial of AG-519 in healthy volunteers. Although these decisions and this hepatic adverse event finding do not affect our ongoing global phase 2 clinical trial (DRIVE PK) for AG-348, our first PKR activator, we cannot provide any assurances that there will not be similar or other treatment-related severe adverse events in DRIVE PK or our other clinical trials, that our other trials will not be placed on clinical hold in the future, or that patient recruitment for DRIVE PK or our other trials will not be adversely impacted.
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
Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drug candidates, we believe that our success will depend, in part, on our ability to develop companion diagnostics, which are assays or tests to identify an appropriate patient population for these drug candidates. There has been limited success to date industry-wide in developing these types of companion diagnostics. To be successful, we need to address a number of scientific, technical and logistical challenges. We have little experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with any of our therapeutic product candidates that receive marketing approval. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing diagnostics, we rely and expect to continue to rely in part or in whole on third parties for their design and manufacture. We also depend on Celgene for the development of companion diagnostics for some of our cancer therapeutic product candidates, including the FDA approved companion diagnostic for IDHIFA®. If any parties, including without limitation Celgene or us, or any third parties engaged by Celgene or us are unable to successfully develop companion diagnostics for our therapeutic product candidates, or experience delays in doing so:

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
We may be unable to obtain, or may be delayed in obtaining, marketing approval for our product candidates.

On August 1, 2017, the FDA approved IDHIFA® for the treatment of adult patients with R/R AML and an IDH2 mutation, on the basis of an NDA submitted by Celgene. We plan to explore a similar regulatory pathway for ivosidenib, and we expect to submit a NDA for ivosidenib in IDH1 mutant-positive R/R AML by the end of 2017. It is possible that the FDA may refuse to accept for substantive review any future NDAs that we submit for our product candidates, including the NDA that we plan to submit for ivosidenib, or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates. If the FDA does not accept or approve our NDAs for any of our product candidates, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required trials or studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our product candidates, generating revenue and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for our product candidates, which could significantly harm our business.
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
IDHIFA®, or any of our product candidates that receive marketing approval in the future, may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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
If we are unable to establish and maintain sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.
We have little experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved medicine for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to other third parties. Although we have established sales and marketing capabilities to support our co-promotion efforts for IDHIFA®, we are still building a sales and marketing infrastructure to sell, or participate in sales activities with our collaborators for our other product candidates if and when they are approved.
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
The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and we and our collaborators will face competition with respect to any product candidates that we or they may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates, such as AML and high risk myelodysplasia. For example, Jazz Pharmaceuticals plc, Novartis, Seattle Genetics, Inc. and Abbvie Inc. (in collaboration with Roche Holdings Inc., or Roche) and Bayer are each developing therapies to treat AML. Some competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches, for example, in the area of RGDs. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.
We are developing most of our initial product candidates for the treatment of cancer. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy, and cancer drugs are frequently prescribed off-label by healthcare professionals. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that IDHIFA®, and other of our product candidates, if approved, will be priced at a significant premium over competitive generic products. This may make it difficult for us to achieve our business strategy of using our product candidates in combination with existing therapies or replacing existing therapies with our product candidates.
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
There are also a number of product candidates in preclinical or clinical development by third parties to treat cancer and RGDs by targeting cellular metabolism. These companies include large pharmaceutical companies, including AstraZeneca plc, Bayer, Eli Lilly and Company, Roche and its subsidiary Genentech, Inc., GlaxoSmithKline plc, Merck & Co., or Merck, Novartis with its IDH1 mutant inhibitor IDH305, Pfizer, Inc., and Genzyme, a Sanofi company. There are also biotechnology companies of various sizes that are developing therapies to target cellular metabolism, including Alexion Pharmaceuticals, Inc., BioMarin Pharmaceutical Inc., Calithera Biosciences, Inc., Cornerstone Pharmaceuticals, Inc., Forma Therapeutics Holdings LLC with its IDH1 mutant inhibitor FT-2102, Shire Biochem Inc., Raze Therapeutics, Inc. and Selvita S.A. In addition, there are several companies developing immunotherapies, including metabolic immunotherapies, targeting cancer, including AstraZeneca PLC, Merck, Bristol-Myers Squibb Company and Novartis. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
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
We and our collaborators face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk as we or they commercially sell any medicines that we or they may develop. If we or our collaborators cannot successfully defend ourselves or themselves against claims that our product candidates or medicines caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We are party to several collaboration agreements, including the 2010 Agreement, the AG-881 Agreements and the 2016 Agreement. These collaborations involve complex allocations of rights, provide for milestone payments to us based on the achievement of specified clinical development, regulatory and commercial milestones, provide us with royalty-based revenue if certain product candidates are successfully commercialized and provide for cost reimbursements of certain development activities. We cannot predict the success of these collaborations.
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
Collaborations involving our product candidates, including our collaborations, pose the following risks to us:

•
Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations. For example, under the 2010 Agreement, the AG-881 Agreements and programs under a co-development and co-commercialization agreement pursuant to the 2016 Agreement, development and commercialization plans and strategies for licensed programs, such as IDHIFA®, will be conducted in accordance with a plan and budget approved by a joint committee comprised of equal numbers of representatives from each of us and Celgene, as to which Celgene may have final decision-making authority.

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

•
Collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation. For example, under specified circumstances Celgene has the first right to maintain or defend our intellectual property rights with respect to IDHIFA® under the 2010 Agreement and, although we may have the right to assume the maintenance and defense of our intellectual property rights if Celgene does not, our ability to do so may be compromised by Celgene’s actions.

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

•
Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. For example, Celgene can terminate its agreements with us, in their entirety or with respect to IDHIFA® under the 2010 Agreement or any program under the 2016 Agreement, upon 90 days’ notice and can terminate each entire agreement with us in connection with a material breach of the agreement by us that remains uncured for a period ranging from 60 to 90 days.

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
Our reliance on third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our responsibility to comply with any such standards. We and these third parties are required to comply with current good clinical practices, or cGCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with cGCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practices, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a U.S. government-sponsored database, clinicaltrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
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

We have licensed patent rights, and in the future may license additional patent rights, from third parties. These licensed patent rights may be valuable to our business, and we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or medicines underlying such licenses. We cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. If any such licensors fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected. In addition to the foregoing, the risks associated with patent rights that we license from third parties also apply to patent rights we own.
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
Assuming the other requirements for patentability are met, prior to March 2013, in the United States, the first to make the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. Beginning in March 2013, the United States transitioned to a first inventor to file system in which, assuming the other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent. We may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or PTO, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize medicines without infringing third-party patent rights.
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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We have in the past and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our medicines and technology, including interference proceedings before the PTO. For example, in 2011, The Leonard and Madlyn Abramson Family Cancer Research Institute at the Abramson Cancer Center of the University of Pennsylvania initiated a lawsuit against us, one of our founders, Craig B. Thompson, M.D., and Celgene, alleging misappropriation of intellectual property and, in 2012, the Trustees of the University of Pennsylvania initiated a similar lawsuit against us and Dr. Thompson. Each of these lawsuits was settled in 2012. We are not aware of any other legal proceedings having been filed against us to date. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we or one of our collaborators are found to infringe a third party’s intellectual property rights, we or they could be required to obtain a license from such third party to continue developing and marketing our medicines and technology. However, we or our collaborators may not be able to obtain any required license on commercially reasonable terms or at all. Even if we or our collaborators were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. We or our collaborators could be forced, including by court order, to cease developing and commercializing the infringing technology or medicine. In addition, we or our collaborators could be found liable for monetary damages. A finding of infringement could prevent us or our collaborators from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we or our collaborators have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.
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
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and comparable regulatory authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. With the exception of IDHIFA®, we and our collaborators have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process.
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
In the United States, IDHIFA® and ivosidenib received fast track designation for treatment of patients with AML that harbor an IDH2 and IDH1 mutation, respectively. If a drug is intended for the treatment of a serious or life-threatening disease or condition and the drug demonstrates the potential to address unmet medical needs for this disease or condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for such designation, the FDA may decide not to grant it. Even if our product candidates receive fast track designation, we may not experience a faster development process, review or approval, if at all, compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.
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

•	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals; and

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
The trading price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since January 1, 2014 the price of our common stock on the NASDAQ Global Select Market has ranged from $21.70 per share to $138.85 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	the timing and results of clinical trials of product candidates;

•	commencement or termination of collaborations for our development programs;

•	failure or discontinuation of any of our development programs;

•	results of clinical trials of product candidates of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to develop additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results or development timelines;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or other stockholders;

•	variations in our financial results, including levels of royalties on sales of IDHIFA®, or results of companies that are perceived to be similar to us;

•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.
If any of the forgoing matters were to occur, or if our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation often has been instituted against that company. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management's attention and resources, which could seriously harm our business, financial condition, results of operations and prospects.
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
As of June 30, 2017, our executive officers, directors and a small group of stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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
Item 6.        Exhibits
The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGIOS PHARMACEUTICALS, INC.

Date: August 8, 2017	By:	/s/ David P. Schenkein
David P. Schenkein President and Chief Executive Officer (principal executive officer)

Date: August 8, 2017	By:	/s/ Andrew Hirsch
Andrew Hirsch Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation	8-K	001-36014	July 29, 2013	3.1
3.2	Amended and Restated By-Laws	8-K	001-36014	July 29, 2013	3.2
31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X