Form 10-Q
period 2017-09-30
AGIOS PHARMACEUTICALS INC
filed 2017-11-01
CIK 1439222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 30, 2017: 48,754,289

AGIOS PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)
AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$132,741	$160,754
Marketable securities	375,187	380,560
Collaboration receivable – related party	3,489	4,886
Royalty receivable – related party	715	—
Tenant improvement and other receivables	859	3,428
Prepaid expenses and other current assets	15,316	10,264
Total current assets	528,307	559,892
Marketable securities	133,804	32,250
Property and equipment, net	24,019	25,337
Other non-current assets	1,070	1,615
Total assets	$687,200	$619,094
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,899	$17,106
Accrued expenses	30,760	32,002
Deferred revenue – related party	35,867	35,913
Deferred rent	3,586	3,412
Total current liabilities	88,112	88,433
Deferred revenue, net of current portion – related party	134,202	154,297
Deferred rent, net of current portion	15,080	17,773
Total liabilities	237,394	260,503
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 48,617,989 and 42,220,444 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	49	42
Additional paid-in capital	1,160,048	842,013
Accumulated other comprehensive loss	(515)	(313)
Accumulated deficit	(709,776)	(483,151)
Total stockholders’ equity	449,806	358,591
Total liabilities and stockholders’ equity	$687,200	$619,094
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Collaboration revenue – related party	$10,643	$8,985	$32,497	$47,244
Royalty revenue – related party	715	—	715	—
Total revenue	11,358	8,985	33,212	47,244
Operating expenses:
Research and development (net of $1,078 and $4,038 of cost reimbursement from related party for the three months ended September 30, 2017 and 2016, respectively, and $6,343 and $18,754 of cost reimbursement from related party for the nine months ended September 30, 2017 and 2016, respectively)	72,917	60,643	215,465	155,485
General and administrative	17,458	11,854	48,411	35,335
Total operating expenses	90,375	72,497	263,876	190,820
Loss from operations	(79,017)	(63,512)	(230,664)	(143,576)
Interest income	1,880	678	4,279	1,591
Net loss	$(77,137)	$(62,834)	$(226,385)	$(141,985)
Net loss per share – basic and diluted	$(1.59)	$(1.63)	$(4.94)	$(3.72)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	48,459,424	38,548,153	45,851,203	38,124,425
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(77,137)	$(62,834)	$(226,385)	$(141,985)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	135	(268)	(202)	347
Comprehensive loss	$(77,002)	$(63,102)	$(226,587)	$(141,638)
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(226,385)	$(141,985)
Adjustments to reconcile net loss cash (used in) provided by operating activities:
Depreciation	4,778	3,986
Stock-based compensation expense	35,128	32,246
Net amortization of premium and discounts on investments	25	534
Loss on disposal of property and equipment	40	—
Changes in operating assets and liabilities:
Collaboration receivable – related party	1,397	43
Royalty receivable – related party	(715)	—
Tenant improvement and other receivables	2,558	271
Prepaid expenses and other current and non-current assets	(4,444)	(2,464)
Accounts payable	742	1,668
Accrued expenses	(1,242)	7,328
Deferred revenue – related party	(20,141)	185,992
Deferred rent	(2,519)	2,166
Net cash (used in) provided by operating activities	(210,778)	89,785
Investing activities
Purchases of marketable securities	(604,525)	(367,587)
Proceeds from maturities and sales of marketable securities	508,116	334,448
Purchases of property and equipment	(3,347)	(8,693)
Net cash used in investing activities	(99,756)	(41,832)
Financing activities
Payment of public offering costs, net of reimbursements	(89)	(124)
Proceeds from public offering of common stock, net of commissions	270,250	162,150
Net proceeds from stock option exercises and employee stock purchase plan	12,360	3,759
Net cash provided by financing activities	282,521	165,785
Net change in cash and cash equivalents	(28,013)	213,738
Cash and cash equivalents at beginning of the period	160,754	71,764
Cash and cash equivalents at end of the period	$132,741	$285,502
Supplemental disclosure of non-cash investing and financing transactions
Additions to property and equipment in accounts payable and accrued expenses	$226	$497
Proceeds from stock option exercises in other receivables	$95	$—
Public offering costs in other receivables, net of amounts in accounts payable and accrued expenses	$318	$124
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
Basis of presentation
The condensed consolidated balance sheet as of September 30, 2017, and the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016, are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of September 30, 2017, and our results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and nine-month period are also unaudited. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other future annual or interim period. The year-end condensed consolidated balance sheet data was derived from our audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP. Accordingly, the condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 that was filed with the Securities and Exchange Commission, or the SEC, on February 16, 2017.
Our consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries, Agios Securities Corporation and Agios International Sarl. All intercompany transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with U.S. GAAP.
Liquidity
In April 2017, we completed a public offering of 5,050,505 shares of common stock at an offering price of $49.50 per share. We received net proceeds from this offering of $235.0 million, after deducting underwriting discounts and commissions paid by us. In addition, we granted the underwriters the right to purchase up to an additional 757,575 shares of common stock, which was also exercised in April 2017, resulting in additional net proceeds to us of $35.2 million, after underwriting discounts and commissions. After giving effect to the full exercise of the over-allotment option, the number of shares sold by us in the public offering totaled 5,808,080 shares, and net proceeds to us totaled $270.2 million, after underwriting discounts and commissions.

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
Recent accounting pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. Subsequently, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which adjusted the effective date of ASU 2014-09; ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies identifying performance obligations and licensing implementation guidance and illustrations in ASU 2014-09; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses implementation issues and is intended to reduce the cost and complexity of applying the new revenue standard in ASU 2014-09; and ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments  (SEC Update), which codifies recent announcements by the SEC staff, or collectively, the Revenue ASUs.
The Revenue ASUs provide an accounting standard for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2017, with an option to early adopt for interim and annual periods beginning after December 15, 2016. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We will adopt the new standard effective January 1, 2018 under the modified retrospective method. We have allocated internal resources to the implementation and are in the process of determining the impact of the Revenue ASUs on our financial statements; however, the adoption of the Revenue ASUs may have a material impact on revenue recognition, our notes to consolidated financial statements and our internal controls over financial reporting. As discussed further in detail within Note 5, Collaboration Agreements, our collaboration agreements with Celgene Corporation, or Celgene, are currently our sole source of revenue and the only arrangements impacted by the adoption of the Revenue ASUs.
Other Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, or ASU 2017-09, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in the Accounting Standards Codification, or ASC, 718. ASU 2017-09 is effective for us for annual periods beginning after December 15, 2017, and interim periods therein, with early adoption permitted. We are currently in the process of evaluating the impact of the guidance on our consolidated financial statements.
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
The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of September 30, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$88,556	$19,993	$—	$108,549
Marketable securities:
Certificates of deposit	—	11,185	—	11,185
U.S. Treasuries	151,814	—	—	151,814
Government securities	53,131	13,701	—	66,832
Corporate debt securities	—	279,160	—	279,160
Total cash equivalents and marketable securities	$293,501	$324,039	$—	$617,540
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2017.
There have been no changes to the valuation methods during the nine months ended September 30, 2017. We evaluate transfers between levels at the end of each reporting period. Due to the lack of an active market, there were $4.0 million in transfers from Level 1 to Level 2 during the nine months ended September 30, 2017; due to the existence of an active market, there were $10.0 million in transfers of assets from Level 2 to Level 1 during the nine months ended September 30, 2017. There were no transfers of financial liabilities between Level 1 and Level 2 during the nine months ended September 30, 2017. We have no financial assets or liabilities that were classified as Level 3 at any point during the nine months ended September 30, 2017.
4. Marketable Securities
Marketable securities at September 30, 2017 and December 31, 2016 consisted of investments in certificates of deposit, U.S. Treasuries, government securities and corporate debt securities. We determine the appropriate classification of the securities at the time they are acquired and evaluate the appropriateness of such classifications at each balance sheet date. We classify our marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity and a component of total comprehensive loss in the condensed consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on marketable securities for the three and nine months ended September 30, 2017 and 2016 and, as a result, there were no reclassifications of any amounts out of accumulated other comprehensive loss for those periods.

Marketable securities at September 30, 2017 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$10,240	$1	$(10)	$10,231
U.S Treasuries	113,824	4	(45)	113,783
Government securities	42,443	—	(32)	42,411
Corporate debt securities	208,850	3	(91)	208,762
Non-current:
Certificates of deposit	960	—	(6)	954
U.S Treasuries	38,162	—	(131)	38,031
Government securities	24,492	—	(71)	24,421
Corporate debt securities	70,535	2	(139)	70,398
	$509,506	$10	$(525)	$508,991
Marketable securities at December 31, 2016 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$11,280	$2	$(3)	$11,279
U.S. Treasuries	141,678	2	(62)	141,618
Government securities	19,533	—	(23)	19,510
Corporate debt securities	208,285	3	(135)	208,153
Non-current:
Certificates of deposit	7,600	6	(13)	7,593
Government securities	4,499	—	(21)	4,478
Corporate debt securities	20,248	—	(69)	20,179
	$413,123	$13	$(326)	$412,810
At September 30, 2017 and December 31, 2016, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of one to two years, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and therefore classified as available-for-sale.
We review marketable securities for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the condensed consolidated statements of operations if we experience a credit loss, have the intent to sell the marketable security, or if it is more likely than not that we will be required to sell the marketable security before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with our investment policy, the severity and the duration of the impairment, and changes in value subsequent to the end of the period.
At September 30, 2017 and December 31, 2016, we held 238 and 158 debt securities that were in an unrealized loss position for less than one year, respectively. The aggregate fair value of debt securities in an unrealized loss position at September 30, 2017 and December 31, 2016 was $435.5 million and $335.4 million, respectively. There were no individual securities that were in a significant unrealized loss position as of September 30, 2017 and December 31, 2016. We evaluated our securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell the securities, and we do not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of September 30, 2017 and December 31, 2016.

5. Collaboration Agreements
Celgene Corporation
To date, our revenue has primarily been generated from our collaboration agreements with Celgene, or collectively, the Collaboration Agreements. Celgene is a related party through ownership of our common stock. In April 2010, we entered into a collaboration agreement focused on cancer metabolism. The agreement was amended in October 2011 and July 2014, or collectively the agreement together with the amendments, the 2010 Agreement. On April 27, 2015, we entered into a joint worldwide development and profit share collaboration and license agreement with Celgene, and our wholly owned subsidiary, Agios International Sarl, entered into a collaboration and license agreement with Celgene International II Sarl, or collectively, the AG-881 Agreements, to establish a worldwide collaboration focused on the development and commercialization of AG-881 products. On May 17, 2016, we entered into a master research and collaboration agreement with Celgene, or the 2016 Agreement.
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
AG-120 Letter Agreement
On May 17, 2016, we entered into a letter agreement with Celgene regarding ivosidenib, or the AG-120 Letter Agreement. Under the AG-120 Letter Agreement, the parties agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the isocitrate dehydrogenase 1, or IDH1, target, for which ivosidenib is the lead development candidate. Under the 2010 Agreement, Celgene had held development and commercialization rights to the IDH1 program outside of the United States, and we held such rights inside the United States. As a result of the termination, we obtained global rights to ivosidenib and the IDH1 program. Neither party will have any further financial obligation, including royalties or milestone payments, to the other concerning ivosidenib or the IDH1 program. Under the terms of the termination, the parties also agreed to conduct specified transitional activities in connection with the termination. In addition, pursuant to the AG-120 Letter Agreement, the parties are released from their exclusivity obligations under the 2010 Agreement with respect to the IDH1 program. The termination does not affect the AG-881 Agreements, which are directed to both the IDH1 target and the isocitrate dehydrogenase 2, or IDH2, target.
AG-881 Agreements
On April 27, 2015, we entered into the AG-881 Agreements. The AG-881 Agreements establish a joint worldwide collaboration focused on the development and commercialization of AG-881 products. Under the terms of the AG-881 Agreements, we received an initial upfront payment of $10.0 million in May 2015 and are eligible to receive milestone-based payments described below. The parties will split all worldwide development costs equally, subject to specified exceptions, as well as any profits from any net sales of, or commercialization losses related to, licensed AG-881 products. Either party may, at its own expense and with the other party's permission, undertake additional development activities outside of the scope of the development plan agreed upon with the other party.

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
Termination
Celgene may terminate the AG-881 Agreements in their entirety for any reason upon ninety days written notice to us. Either party may terminate the AG-881 Agreements for the insolvency of the other party. Either party may terminate the AG-881 Agreements in their entirety or with respect to one of the agreements upon prior written notice to the other party in the case of an uncured material breach by the other party that frustrates the fundamental purpose of the AG-881 Agreements. If one of the AG-881 Agreements terminates, the other will terminate automatically.
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
Upon agreement to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which ivosidenib is the lead development candidate, the sole program remaining under the 2010 Agreement is IDHIFA®, a co-commercialized licensed program for which Celgene leads and funds global development and commercialization activities. We have exercised our right to participate in a portion of commercialization activities in the United States for IDHIFA® in accordance with the applicable commercialization plan. On August 1, 2017, the U.S. Food and Drug Administration, or FDA, granted Celgene approval of IDHIFA® for the treatment of adult patients with relapsed or refractory acute myeloid leukemia, or R/R AML, with an IDH2 mutation as detected by an FDA-approved test.
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
Under the 2010 Agreement, we may also receive royalties at tiered, low-double digit to mid-teen percentage rates on net sales of IDHIFA®. Assuming all other revenue recognition criteria are met, royalty payments will be recognized as revenue in the period in which they are earned. During the three and nine months ended September 30, 2017, we earned $0.7 million in royalty revenue under the 2010 Agreement.
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
Upon the modifications, under the provisions of ASC 605-25, Multiple Element Arrangements, we identified the remaining deliverables under the modified arrangement, and determined the best estimate of selling price, or BESP, for the undelivered elements as of the modification date. We then allocated the total arrangement consideration, which included the remaining deferred revenue balance at the modification date, any upfront payments received upon modification and other consideration under the modified arrangement that were deemed to be determinable at the modification date, to each unit of accounting relative to our BESP for each unit of accounting. The undelivered elements at the time of the modification, which are each considered by us to have stand-alone value and therefore were determined to be separate units of accounting, the related BESP, the method of recognizing the allocated consideration, and the period through which it is expected to be recognized at the time of each modification are as follows:

Undelivered Element	BESP		Unit(s) of Accounting	Principal/Agent	Recognition Method
April 2015 modification
AG-881 program licenses (1)	$33.2	million	2	Principal	Upon delivery of the licenses to Celgene, which occurred immediately upon the execution of the AG-881 Agreements
On-going development services (2) (3)	$12.7	million	4	Principal	Proportionally as services are delivered over the performance period, expected to be through September 2017
On-going development services (2) (3)	$97.3	million	4	Agent	Proportionally as services are delivered over the performance period, expected to be through December 2017
On-going research and development (2)	$30.5	million	1	Principal	Ratably over the performance period, expected to be through April 2016
Committee participations (4)	$0.8	million	1	Principal	Ratably over the performance period, expected to be through December 2016
May 2016 modification (supplants undelivered elements of April 2015 modification)
On-going development services (2) (3)	$67.8	million	3	Principal	Proportionally as services are delivered over the performance period, expected to be through December 2019
On-going development services (2) (3)	$22.4	million	3	Agent	Proportionally as services are delivered over the performance period, expected to be through December 2019
On-going research and development (2)	$207.0	million	1	Principal	Ratably over the performance period, expected to be through May 2022
Committee participations (4)	$1.5	million	1	Principal	Ratably over the performance period, expected to be through December 2022
Additional development services	$48.7	million	1	Principal	Proportionally as services are delivered over the performance period, expected to begin in September 2020

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
The total estimated arrangement consideration, as well as the expected timing of revenue recognition, is adjusted based on changes in estimated arrangement consideration as a result of changes in estimates for on-going development services. The allocable consideration will increase as we perform certain services for which we are eligible to receive additional consideration. These amounts are recognized on a cumulative catch-up basis for any in-process units of accounting or immediately for any fully delivered units of accounting. The estimated arrangement consideration may decrease if we receive less reimbursement than initially estimated.
During the three and nine months ended September 30, 2017 and 2016, we recognized as collaboration revenue the following non-contingent consideration allocated to each undelivered element (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Undelivered Element	2017	2016	2017	2016
April 2015 modification
AG-881 program licenses	$—	$—	$—	$1,356
On-going development services (principal)	—	—	—	1,656
On-going research and development	—	—	—	4,584
Committee participations	—	—	—	89
May 2016 modification
On-going development services (principal)	3,283	3,134	10,895	4,797
On-going research and development	6,425	5,814	19,479	8,516
Committee participations	41	37	124	54
Total collaboration revenue - related party	$9,749	$8,985	$30,498	$21,052
During the three and nine months ended September 30, 2017 and 2016, we recognized as a reduction of research and development expenses the following non-contingent consideration allocated to each undelivered element (in thousands):

	Modification Period	Three Months Ended September 30,		Nine Months Ended September 30,
Undelivered Element		2017	2016	2017	2016
On-going development services (agent)	April 2015	$—	$—	$—	$7,456
On-going development services (agent)	May 2016	1,078	3,453	6,329	4,780
Total reduction of research and development expenses		$1,078	$3,453	$6,329	$12,236
Development and commercialization expenses that were not contemplated as of the modification dates due to the high level of uncertainty are recognized as collaboration revenue or a reduction of research and development expenses in the period in which they are earned. For the three and nine months ended September 30, 2017 and 2016, we recognized the following collaboration revenue and reduction of research and development expenses related to such expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Collaboration revenue - related party
Development activities	$—	$—	$—	$1,192
Commercialization activities	$894	$—	$1,999	$—
Reduction of research and development expenses
Development activities	$—	$585	$14	$6,518
For the three and nine months ended September 30, 2017 and 2016, we recognized the following totals of collaboration revenue and reduction of research and development expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Collaboration revenue - related party	$10,643	$8,985	$32,497	$22,244
Reduction of research and development expenses	$1,078	$4,038	$6,343	$18,754
As of September 30, 2017 and December 31, 2016, we recorded a collaboration receivable of $3.5 million and $4.9 million, respectively, related to reimbursable development costs.
We consider the total consideration expected to be earned in the next twelve months for services to be performed as current deferred revenue, and consideration that is expected to be earned subsequent to twelve months from the balance sheet date as noncurrent deferred revenue.

Accounting analysis and revenue recognition – milestone revenue
In January 2016, upon the initiation of the IDHENTIFY phase 3 study of IDHIFA®, we earned and received a milestone payment of $25.0 million, which was recognized as revenue during the three months ended March 31, 2016. No other milestones were earned during the nine months ended September 30, 2017 and 2016. The next potential milestones expected to be achieved under the Collaboration Agreements relate to specified ex-U.S. regulatory events. Achievement of these events will result in milestone payments of up to $70.0 million. Additionally, the next potential payment we expect to receive under the Collaboration Agreements is related to Celgene’s exercise of its option to develop and commercialize AG-270, the program focused on MTAP-deleted cancers. This potential exercise will result in a license fee of at least $30.0 million.
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
6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued compensation	$11,273	$11,092
Accrued research and development costs	16,043	20,266
Accrued professional fees	3,089	476
Accrued other	355	168
Total accrued expenses	$30,760	$32,002
7. Share-Based Payments
2013 Stock Incentive Plan
In June 2013, our Board of Directors adopted and, in July 2013 our stockholders approved, the 2013 Stock Incentive Plan, or the 2013 Plan. The 2013 Plan became effective upon the closing of our initial public offering, or IPO, and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, or RSUs, performance-based stock units, or PSUs, and other stock-based awards. Following the adoption of the 2013 Plan, we granted no further stock options or other awards under the 2007 Stock Incentive Plan, or the 2007 Plan. Any options or awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remain outstanding and effective. As of September 30, 2017, the total number of shares reserved under the 2007 Plan and the 2013 Plan are 7,407,798, and we had 1,275,813 shares available for future issuance under the 2013 Plan.

The following table presents stock option activity for the nine months ended September 30, 2017:

	Number of Stock Options	Weighted- Average Exercise Price
Outstanding at December 31, 2016	5,218,880	$46.79
Granted	1,494,252	50.61
Exercised	(529,618)	19.31
Forfeited/expired	(362,903)	72.43
Outstanding at September 30, 2017	5,820,611	$48.68
Exercisable at September 30, 2017	2,969,761	$41.87
Vested and expected to vest at September 30, 2017	5,820,611	$48.68
At September 30, 2017, the total unrecognized compensation expense related to unvested stock option awards was $95.7 million, which we expect to recognize over a weighted-average period of approximately 2.5 years.
Restricted stock units
We may grant awards of RSUs to non-employee directors and employees on a discretionary basis pursuant to the 2013 Plan. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of our common stock.
The following table presents RSU activity for the nine months ended September 30, 2017:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2016	77,050	$49.60
Granted	60,750	51.04
Vested	(7,500)	122.22
Forfeited/expired	(10,300)	39.76
Unvested shares at September 30, 2017	120,000	$46.63
As of September 30, 2017, there was approximately $2.8 million of total unrecognized compensation expense related to RSUs, which we expect to be recognized over a weighted-average period of approximately 1.2 years.
Performance-based stock options
During the nine months ended September 30, 2017 and 2016, no options to purchase shares of common stock that contain performance-based or a combination of performance-based and service-based vesting criteria were granted by us. However, certain performance-based stock options issued in prior periods were still outstanding as of September 30, 2017. Performance-based vesting criteria for options primarily relate to milestone events specific to our corporate goals, including but not limited to certain preclinical, clinical and regulatory development milestones related to our product candidates. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using our management’s best estimates. As of September 30, 2017, all performance-based milestones had been achieved and all expense related to these options has been recorded.
Performance-based stock units
We may grant awards of PSUs to non-employee directors and employees on a discretionary basis pursuant to the 2013 Plan. Each PSU entitles the holder to receive, at the achievement of the performance-based and service-based vesting criteria, a specified number of shares of our common stock. Performance-based vesting criteria primarily relate to milestone events specific to our corporate goals, specifically regulatory milestones related to our product candidates.

The following table presents PSU activity for the nine months ended September 30, 2017:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2016	200,613	$53.36
Granted	16,391	50.83
Vested	—	—
Forfeited/expired	(25,630)	51.00
Unvested shares at September 30, 2017	191,374	$53.46
Stock-based compensation expense associated with these PSUs is recognized if the performance condition is considered probable of achievement using our management’s best estimates. As of September 30, 2017, there was approximately $10.2 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are not considered probable of achievement.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. The 2013 ESPP is administered by our Board of Directors or by a committee appointed by our Board of Directors. Under the 2013 ESPP, each offering period is six months, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of the offering period. The per-share purchase price at the end of each offering period is equal to 85% of the closing price of one share of our common stock at the beginning or end of the offering period, whichever is lower, subject to Internal Revenue Service limits. We issued 59,651 shares and 36,680 shares during the nine months ended September 30, 2017 and 2016, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 327,272 shares of our common stock. As of September 30, 2017, we had 213,791 shares available for future issuance under the 2013 ESPP.
Stock-based compensation expense
During the three and nine months ended September 30, 2017 and 2016, we recorded stock-based compensation expense for employee and non-employee stock options, RSUs, performance-based stock options and ESPP shares. Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	$11,330	$11,425	$32,315	$30,288
Restricted stock units	634	510	2,104	1,367
Performance-based stock options	—	—	—	46
Employee Stock Purchase Plan	243	208	709	545
Total stock-based compensation expense	$12,207	$12,143	$35,128	$32,246
Expenses related to equity-based awards were allocated as follows in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development expense	$7,620	$7,903	$22,835	$19,992
General and administrative expense	4,587	4,240	12,293	12,254
Total stock-based compensation expense	$12,207	$12,143	$35,128	$32,246

8. Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net loss per share calculation, stock options, RSUs and ESPP options are considered to be common stock equivalents. Furthermore, performance-based stock units with vesting conditions that were not met as of September 30, 2017 are excluded as common stock equivalents.
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
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2017	2016
Stock options	5,820,611	5,431,068
Restricted stock units	120,000	66,300
Employee Stock Purchase Plan options	5,348	5,977
Total common stock equivalents	5,945,959	5,503,345

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Information
The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements as of September 30, 2017 and 2016 and for the three and nine months ended September 30, 2017 and 2016, and related notes included in Part I. Item 1. of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission, or SEC, on February 16, 2017. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management, and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A. and elsewhere in this report, and in our Annual Report on Form 10-K. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.
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

On August 1, 2017, the U.S. Food and Drug Administration, or FDA, granted our collaboration partner Celgene Corporation, or Celgene, approval of IDHIFA® for the treatment of adult patients with relapsed or refractory acute myeloid leukemia, or R/R AML, and an isocitrate dehydrogenase 2, or IDH2, mutation as detected by an FDA-approved test. IDHIFA®, an oral targeted inhibitor of the IDH2 enzyme, is the first and only FDA-approved therapy for patients with R/R AML and an IDH2 mutation.

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
2016 Agreement
In May 2016, we entered into a master research and collaboration agreement, or the 2016 Agreement, with Celgene, and Celgene RIVOT Ltd., a wholly owned subsidiary of Celgene. The 2016 Agreement focuses on the discovery and development of cancer programs in the field of MIO. In addition to new programs identified under the 2016 Agreement, both parties also agreed that all future development and commercialization of two remaining cancer metabolism programs discovered under the 2010 discovery and development collaboration and license agreement with Celgene, or the 2010 Agreement, including AG-270, a program focused on methylthioadenosine phosphorylase, or MTAP, deleted cancers, will now be governed by the 2016 Agreement.

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
AG-120 Letter Agreement
On May 17, 2016, we entered into a letter agreement with Celgene regarding ivosidenib, or the AG-120 Letter Agreement. Under the AG-120 Letter Agreement, the parties agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which ivosidenib is the lead development candidate. Under the 2010 Agreement, Celgene had held development and commercialization rights to the IDH1 program outside of the United States, and we held such rights inside the United States. As a result of the termination, we obtained global rights to ivosidenib and the IDH1 program. Neither party will have any further financial obligation, including royalties or milestone payments, to the other concerning ivosidenib or the IDH1 program. Under the terms of the termination, the parties also agreed to conduct specified transitional activities in connection with the termination. In addition, pursuant to the AG-120 Letter Agreement, the parties are released from their exclusivity obligations under the 2010 Agreement with respect to the IDH1 program. The termination does not affect the AG-881 Agreements described below, which are directed to both the IDH1 target and the IDH2 target.
AG-881 Agreements
On April 27, 2015, we entered into a joint worldwide development and profit share collaboration and license agreement with Celgene, and our wholly owned subsidiary, Agios International Sarl, entered into a collaboration and license agreement with Celgene International II Sarl. Both of these agreements are collectively referred to as the AG-881 Agreements. The AG-881 Agreements establish a joint worldwide collaboration focused on the development and commercialization of AG-881 products. Under the terms of the AG-881 Agreements, we received an initial upfront payment of $10.0 million in May 2015 and are eligible to receive up to $70.0 million in milestone-based payments. The parties will split all worldwide development costs equally, subject to specified exceptions, as well as any profits from any net sales of, or commercialization losses related to, licensed AG-881 products. Either party may, at its own expense and with the other party's permission, undertake additional development activities outside of the scope of the development plan agreed upon with the other party.

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
Additionally, since inception, we have incurred significant operating losses. Our net losses were $226.4 million and $142.0 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $709.8 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from year to year. We anticipate that our expenses will increase significantly as we continue to advance and expand clinical development activities for our lead programs, IDHIFA®, ivosidenib, AG-881 and AG-348; continue to discover and validate novel targets and drug product candidates; expand and protect our intellectual property portfolio; and hire additional commercial, development and scientific personnel.
Revenue
Through September 30, 2017, we have not generated any revenue from product sales. Substantially all of our revenue to date has been derived from our collaborations. In the future, we expect to generate revenue from a combination of product sales, upfront payments, cost reimbursements, milestone payments, and royalties on future product sales.
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
We and Celgene are evaluating IDHIFA® in the following clinical trials:
Phase 1/2 clinical trial
IDHIFA® is being evaluated in a phase 1/2 multicenter, open-label, clinical trial, initially conducted by us but which Celgene has assumed primary responsibility for, to assess the safety, clinical activity, and tolerability of IDHIFA® in patients with advanced hematologic malignancies with an IDH2 mutation.
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
Phase 1 frontline combination trial (ivosidenib also being evaluated)
IDHIFA® is being evaluated in a phase 1, multicenter, international, open-label clinical trial, conducted by us, to evaluate the safety and clinical activity of IDHIFA® or ivosidenib in combination with induction and consolidation therapy in patients with newly diagnosed AML with an IDH2 or IDH1 mutation who are eligible for intensive chemotherapy using a primary endpoint of safety and tolerability of IDHIFA® or ivosidenib when administered with induction and consolidation therapy. The trial is currently enrolling patients.
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
Ivosidenib
Ivosidenib is an orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH1 mutations. We hold worldwide development and commercial rights to ivosidenib and will fund the future development and commercialization costs related to this program. Mutations in IDH1 have been identified in difficult to treat hematologic and solid tumor cancers, including AML, chondrosarcoma, cholangiocarcinoma, and glioma, where both the treatment options and prognosis for patients are poor. The FDA granted fast track designation to ivosidenib for treatment of patients with AML that harbor an IDH1 mutation, and granted us orphan drug designation for ivosidenib for treatment of patients with AML. Additionally, the FDA granted fast track designation to ivosidenib for treatment of patients with previously treated, unresectable or metastatic cholangiocarcinoma with an IDH1 mutation, and granted orphan drug designation for ivosidenib for the treatment of cholangiocarcinoma. In January 2017, we announced that we intend to submit an NDA to the FDA for ivosidenib in R/R AML by the end of 2017.

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
We and Celgene are jointly collaborating on a worldwide development program for AG-881, wherein we share worldwide development costs, subject to specified exceptions, and profits and Celgene would book any worldwide commercial sales. Either party may, at its own expense and with the other party's permission, undertake additional development activities outside of the scope of the development plan agreed upon with the other party. We will lead commercialization in the United States with both companies sharing equally in field-based commercial activities, and Celgene will lead commercialization outside of the United States with us providing one third of field-based commercial activities in the major EU markets. Under the AG-881 Agreements, we are eligible to receive up to $70.0 million in potential milestone payments related to AG-881. We may also receive royalties at tiered, low-double digit to mid-teen percentage rates on net sales if we elect not to participate in the development and commercialization of AG-881.
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
In October 2017, we presented the first preclinical data of AG-881 in IDH mutant-positive solid and hematologic malignancies at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in Philadelphia, Pennsylvania.
In the first half of 2018, we intend to initiate a perioperative study with ivosidenib and AG-881 in low grade glioma to further investigate their effects on brain tumor tissue. Pursuant to the AG-881 Agreements, Celgene has elected not to participate in this clinical trial and, as a result, we will fund the trial ourselves. Celgene will continue to co-fund the ongoing phase 1 trials of AG-881 described above.
AG-348: PKR activator
AG-348 is an orally available small molecule and a potent activator of the wild-type (normal) and mutated PKR enzyme, which has resulted in restoration of adenosine triphosphate, or ATP, levels and a decrease in 2,3-diphosphoglycerate, or 2,3-DPG, levels in blood sampled from patients with PK deficiency and treated ex-vivo with AG-348. The wild-type PKR activity of AG-348 allowed the study of enzyme activation in healthy volunteers, providing an opportunity to understand the safety, dosing and pharmacodynamic activity of AG-348 prior to entering a proof-of-concept study in patients. We have worldwide development and commercial rights to AG-348 and expect to fund the future development and commercialization costs related to this program. The FDA granted us orphan drug designation for AG-348 for treatment of patients with PK deficiency and granted us fast track designation to AG-348 for the treatment of patients with PK deficiency. In December 2016, we announced our decision to advance AG-348 into pivotal development as the first potential disease-modifying treatment for PK deficiency.
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
We intend to initiate two global, pivotal trials of AG-348 in PK deficiency in the first half of 2018.
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
General and administrative expenses
General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, business development, commercial, legal and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters, and fees for accounting and consulting services.
We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities and potential commercialization of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses.
Results of Operations
Comparison of the three months ended September 30, 2017 and 2016
The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016 ($ in thousands):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Collaboration revenue – related party	$10,643	$8,985	$1,658	18%
Royalty revenue – related party	715	—	715	100%
Total revenue	11,358	8,985	2,373	26%
Operating expenses:
Research and development (net of $1,078 and $4,038 of cost reimbursement from related party for the three months ended September 30, 2017 and 2016, respectively)	72,917	60,643	12,274	20%
General and administrative	17,458	11,854	5,604	47%
Loss from operations	(79,017)	(63,512)	(15,505)	24%
Interest income	1,880	678	1,202	177%
Net loss	$(77,137)	$(62,834)	$(14,303)	23%
Revenue. For the three months ended September 30, 2017, we recognized $11.4 million in revenue, which includes $9.7 million related to deliverables identified under the 2016 Agreement and $0.7 million in royalty revenue earned under the 2010 Agreement.

For the three months ended September 30, 2016, we recognized $9.0 million in revenue related to deliverables identified under the 2016 Agreement and does not include any revenue associated with the ivosidenib program after the May 2016 modification date.
Research and Development Expense. The increase in research and development expenses was primarily attributable to net increases of $6.2 million in external services and $6.1 million in internal expenses; both of these increases are inclusive of cost reimbursements recorded as a reduction of research and development expenses.
We use our employee and infrastructure resources across multiple research and development programs, and we allocate internal employee-related and infrastructure costs, including stock-based compensation and facilities costs, as well as certain third-party costs, net of reimbursements from Celgene, to our research and development programs based on the personnel resources allocated to such program. Our allocated research and development expenses, by major program, are outlined in the table below ($ in thousands):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
IDH2 inhibitor (IDHIFA®)	$1,558	$3,744	$(2,186)	(58)%
IDHIFA® reduction of R&D expenses	—	(585)	585	(100)%
IDH1 inhibitor (ivosidenib)	34,496	26,222	8,274	32%
Pan-IDH inhibitor (AG-881)	3,309	5,713	(2,404)	(42)%
AG-881 reduction of R&D expenses	(1,078)	(3,453)	2,375	(69)%
PKR activator (AG-348)	10,882	4,442	6,440	145%
MTAP-deleted cancers program (AG-270)	5,748	4,275	1,473	34%
Discontinued backup PKR activator (AG-519)	58	9,112	(9,054)	(99)%
Other research and platform programs	17,944	11,173	6,771	61%
Total research and development expenses, net	$72,917	$60,643	$12,274	20%
The changes in research and development expense depicted in the table above were primarily attributable to the following:

•	IDHIFA® costs decreased as a result of less internal and external expenses related to ongoing translational work on clinical and preclinical biomarkers.
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

•
AG-881 costs decreased as our phase 1 trial in patients with advanced IDH1 or IDH2 mutant-positive hematologic malignancies and our phase 1 trial in IDH1 or IDH2 mutant-positive advanced solid tumors, including glioma, both completed their dose escalation portions. However, we continue to incur costs related to patients still on both studies and planning for future development.

As AG-881 development cost decreases, the R&D costs reimbursed for AG-881 will also decrease.

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

General and Administrative Expense. The increase in general and administrative expenses was primarily attributable to an increase of $5.7 million related to supporting our growing commercial organization for the launch of IDHIFA and the potential launch of ivosidenib in 2018.
Interest Income. The increase in interest income is attributable to higher investment balances driven by upfront fees received under our 2016 Agreement, funds received from our April 2017 and September 2016 follow-on public offerings and a more diversified investment portfolio, resulting in higher interest earned on investments.
Comparison of the nine months ended September 30, 2017 and 2016
The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016 ($ in thousands):

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Collaboration revenue – related party	$32,497	$47,244	$(14,747)	(31)%
Royalty revenue – related party	715	—	715	100%
Total revenue	33,212	47,244	(14,032)	(30)%
Operating expenses:
Research and development (net of $6,343 and $18,754 of cost reimbursement from related party for the nine months ended September 30, 2017 and 2016, respectively)	215,465	155,485	59,980	39%
General and administrative	48,411	35,335	13,076	37%
Loss from operations	(230,664)	(143,576)	(87,088)	61%
Interest income	4,279	1,591	2,688	169%
Net loss	$(226,385)	$(141,985)	$(84,400)	59%
Revenue. For the nine months ended September 30, 2017, we recognized $33.2 million in revenue, which includes $30.5 million related to deliverables identified under the 2016 Agreement and $0.7 million in royalty revenue earned under the 2010 Agreement.
For the nine months ended September 30, 2016, we recognized $47.2 million in revenue, which includes a $25.0 million milestone payment related to the initiation of the Phase 3 IDHENTIFY trial with IDHIFA® under the 2010 Agreement.
Research and Development Expense. The increase in research and development expenses was primarily attributable to net increases of $37.9 million in external services and $22.1 million in internal expenses; both of these increases are inclusive of cost reimbursements recorded as a reduction of research and development expenses.
Our allocated research and development expenses, by major program, are outlined in the table below ($ in thousands):

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
IDH2 inhibitor (IDHIFA®)	$5,023	$9,260	$(4,237)	(46)%
IDHIFA® reduction of R&D expenses	(14)	(1,824)	1,810	(99)%
IDH1 inhibitor (ivosidenib)	104,157	69,794	34,363	49%
Ivosidenib reduction of R&D expenses (1)	—	(9,873)	9,873	(100)%
Pan-IDH inhibitor (AG-881)	14,517	15,448	(931)	(6)%
AG-881 reduction of R&D expenses	(6,329)	(7,057)	728	(10)%
PKR activator (AG-348)	29,172	14,633	14,539	99%
MTAP-deleted cancers program (AG-270)	15,381	12,336	3,045	25%
Discontinued backup PKR activator (AG-519)	3,600	18,654	(15,054)	(81)%
Other research and platform programs	49,958	34,114	15,844	46%
Total research and development expenses, net	$215,465	$155,485	$59,980	39%

(1)
Celgene and we agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which ivosidenib is the lead development candidate. As a result of the termination, we obtained global development and commercial rights to ivosidenib and the IDH1 program and expect to fund all the future development and commercialization costs related to the program. For the nine months ended September 30, 2016, we recognized a reduction in R&D expenses of $9.9 million for ivosidenib related to the 2010 Agreement. As a result of the termination of the 2010 Agreement, we did not recognize a reduction in R&D expenses for the nine months ended September 30, 2017 and do not expect to recognize reductions in the future.

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

•
AG-881 costs decreased as our phase 1 trial in patients with advanced IDH1 or IDH2 mutant-positive hematologic malignancies and our phase 1 trial in IDH1 or IDH2 mutant-positive advanced solid tumors, including glioma, both completed their dose escalation portions. However, we continue to incur costs related to patients still on both studies and planning for future development.

As AG-881 development cost decreases, the R&D costs reimbursed for AG-881 will also decrease.

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

General and Administrative Expense. The increase in general and administrative expenses was primarily attributable to an increase of $13.0 million related to supporting our growing commercial organization for the launch of IDHIFA and the potential launch of ivosidenib in 2018.
Interest Income. The increase in interest income is attributable to higher investment balances driven by upfront fees received under our 2016 Agreement, funds received from our April 2017 and September 2016 follow-on public offerings and a more diversified investment portfolio, resulting in higher interest earned on investments.
Liquidity and Capital Resources
Sources of liquidity
Since our inception, and through September 30, 2017, we have funded our operations through upfront, milestone, extension, cost reimbursement and royalty payments related to our collaboration agreements, proceeds received from our issuance of preferred stock, our IPO and follow-on public offerings, and a private placement of common stock to an affiliate of Celgene, which was completed concurrently with our IPO.
In April 2017, we completed a public offering of 5,050,505 shares of common stock at an offering price of $49.50 per share. We received net proceeds from this offering of $235.0 million, after deducting underwriting discounts and commissions paid by

us. In addition, we granted the underwriters the right to purchase up to an additional 757,575 shares of common stock, which was also exercised in April 2017, resulting in additional net proceeds to us of $35.2 million, after underwriting discounts and commissions. After giving effect to the full exercise of the over-allotment option, the number of shares sold by us in the public offering totaled 5,808,080 shares, and net proceeds to us totaled $270.2 million, after underwriting discounts and commissions.
In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn a significant amount of milestone payments, designation fees, license option fees and extension fees, and we are entitled to cost reimbursements and royalty payments under our collaboration agreements with Celgene. Our ability to earn the milestone payments, cost reimbursements and royalty payments, and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities, and is uncertain at this time. Our right to payments under our collaboration agreements with Celgene is our only committed potential external source of funds.
Cash flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash (used in) provided by operating activities	$(210,778)	$89,785
Net cash used in investing activities	(99,756)	(41,832)
Net cash provided by financing activities	282,521	165,785
Net change in cash and cash equivalents	$(28,013)	$213,738
Net cash (used in) provided by operating activities. During the nine months ended September 30, 2017, we received $12.3 million in cost reimbursements related to our collaboration agreements with Celgene. These amounts were offset by increased operating expenses which relate to increases in clinical study costs due to advancements in our most advanced product candidates, expanded facilities and increased staffing needs due to our expanding operations.
During the nine months ended September 30, 2016, we received a $200.0 million upfront payment from Celgene related to our 2016 Agreement, $26.5 million in cost reimbursements related to our collaboration agreements, a $25.0 million milestone payment upon the initiation of the IDHENTIFY phase 3 study of IDHIFA®, and $4.4 million as reimbursement of tenant improvements. These amounts were offset by increased operating expenses which relate to increases in clinical study costs due to advancements in our most advanced product candidates, expanded facilities and increased staffing needs due to our expanding operations.
Net cash used in investing activities. The cash used in investing activities for the nine months ended September 30, 2017 and 2016 was primarily the result of higher purchases of marketable securities than proceeds from maturities and sales of marketable securities, and $3.3 million and $8.7 million in purchases of property and equipment, respectively.
Net cash provided by financing activities. The cash provided by financing activities for the nine months ended September 30, 2017 was primarily the result of the $270.2 million net proceeds received from our public offering, as well as proceeds received from stock option exercises and stock purchases made pursuant to our employee stock purchase plan. The cash provided by financing activities for the nine months ended September 30, 2016 was the result of the $162.1 million proceeds from the September 2016 follow-on public offering of our common stock, net of underwriting discounts and commissions, as well as proceeds received from stock option exercises and stock purchases made pursuant to our employee stock purchase plan.
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

We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2017, together with anticipated interest income, anticipated expense reimbursements, and royalty payments under our collaboration agreements, but excluding any additional program-specific milestone payments, will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2019. Our future capital requirements will depend on many factors, including:

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
During the nine months ended September 30, 2017, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2016.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates. As of September 30, 2017 and December 31, 2016, we had cash, cash equivalents and marketable securities of $641.7 million and $573.6 million, respectively, consisting primarily of investments in certificates of deposit, U.S. Treasuries, government securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 10% change in interest rates would have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a 10% change in market interest rates on our investments.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs located in Asia and Europe that are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2017 and December 31, 2016, we had minimal or no liabilities denominated in foreign currencies.
Item 4.        Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Since inception, we have incurred significant operating losses. Our net losses were $198.5 million, $117.7 million and $53.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, and $226.4 million for the nine months ended September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $709.8 million. Other than revenue from royalties on sales of IDHIFA®, we have not generated any revenue from product sales. Our most advanced product candidates are in clinical development stages and we have not yet obtained marketing approval for a product candidate, other than U.S. Food and Drug Administration's, or FDA, approval of IDHIFA® on August 1, 2017 for the treatment of adult patients with relapsed or refractory acute myeloid leukemia, or R/R AML, and an IDH2 mutation as detected by an FDA-approved test. We have financed our operations primarily through private placements of our preferred stock, our initial public offering and the concurrent private placement, our follow-on public offerings and our collaboration agreements with Celgene Corporation and its subsidiaries, or Celgene, focused on cancer metabolism and metabolic immuno-oncology. We have devoted substantially all of our efforts to research and development. Although we may from time to time report profitable results, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate and continue clinical trials of, and seek marketing approvals for, our product candidates. For example, we expect to submit a new drug application, or NDA, for ivosidenib in IDH1 mutant-positive R/R AML by the end of 2017. Pursuant to the 2010 Agreement, we have certain co-promotion rights to IDHIFA® in the U.S. Although Celgene will reimburse us for our co-promotion efforts for IDHIFA® under the 2010 Agreement, if we obtain additional marketing approvals for any of our other product candidates, such as ivosidenib, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of Celgene or other collaborators. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.
We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2017, together with anticipated interest income and the anticipated expense reimbursements under our collaboration agreements, but excluding any additional program-specific milestone payments, will fund our operating and capital expenditure requirements through at least the end of 2019. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

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
We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may adversely affect our ability to successfully commercialize our product candidates. We will need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.
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
We depend heavily on the success of IDHIFA® and also on our other most advanced product candidates, which are still in clinical development. Clinical trials of our product candidates may not be successful. If we or our collaborators are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
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
We, and any collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the European Medicines Agency, or the EMA, impose similar requirements. We have not previously submitted an NDA to the FDA or similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. On August 1, 2017, the FDA approved IDHIFA® for the treatment of adult patients with R/R AML and an IDH2 mutation, on the basis of an NDA submitted by Celgene. We plan to explore a similar regulatory pathway for ivosidenib, and we expect to submit an NDA for ivosidenib in IDH1 mutant-positive R/R AML by the end of 2017. However, we can provide no assurance that we will successfully submit an NDA for ivosidenib, or such an NDA, once submitted, will receive regulatory approval on the timeframe we expect, or at all.
Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of product development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. For instance, in December 2016, we withdrew our investigational new drug application for AG-519, our second PKR activator, following verbal notification of a clinical hold from the FDA relating to a previously disclosed case of drug-induced cholestatic hepatitis which occurred in our phase 1 clinical trial of AG-519 in healthy volunteers. Although these decisions and this hepatic adverse event finding do not affect our ongoing global phase 2 clinical trial, also known as DRIVE PK, for AG-348, our first PKR activator, we cannot provide any assurances that there will not be similar or other treatment-related severe adverse events in DRIVE PK or our other clinical trials, that our other trials will not be placed on clinical hold in the future, or that patient recruitment for DRIVE PK or our other trials will not be adversely impacted.
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

On August 1, 2017, the FDA approved IDHIFA® for the treatment of adult patients with R/R AML and an IDH2 mutation, on the basis of an NDA submitted by Celgene. We plan to explore a similar regulatory pathway for ivosidenib, and we expect to submit an NDA for ivosidenib in IDH1 mutant-positive R/R AML by the end of 2017. It is possible that the FDA may refuse to accept for substantive review any future NDAs that we submit for our product candidates, including the NDA that we plan to submit for ivosidenib, or may conclude after review of our data that our application is insufficient to obtain marketing approval of such product candidates. If the FDA does not accept or approve our NDAs for any of our product candidates, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required trials or studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our product candidates, generating revenue and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for our product candidates, which could significantly harm our business.
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

•
regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication, including, for example, the black box warning for differentiation syndrome on the label for IDHIFA®;

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
We have little experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved medicine for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to other third parties. Although we have established sales and marketing capabilities to support our co-promotion efforts for IDHIFA®, we are still building a sales and marketing infrastructure to sell, or participate in sales activities with our collaborators for, our other product candidates if and when they are approved.
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
There are also a number of product candidates in preclinical or clinical development by third parties to treat cancer and RGDs by targeting cellular metabolism. These companies include large pharmaceutical companies, including AstraZeneca plc, Bayer, Eli Lilly and Company, Roche and its subsidiary Genentech, Inc., GlaxoSmithKline plc, Merck & Co., or Merck, Novartis with its IDH1 mutant inhibitor IDH305, Pfizer, Inc., and Genzyme, a Sanofi company. There are also biotechnology companies of various sizes that are developing therapies to target cellular metabolism, including Alexion Pharmaceuticals, Inc., BioMarin Pharmaceutical Inc., Calithera Biosciences, Inc., Cornerstone Pharmaceuticals, Inc., Forma Therapeutics Holdings LLC with its IDH1 mutant inhibitor FT-2102, Shire Biochem Inc., Raze Therapeutics, Inc. and Selvita S.A. In addition, there are several companies developing immunotherapies, including metabolic immunotherapies, targeting cancer, including AstraZeneca PLC, Merck, Bristol-Myers Squibb Company and Novartis. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-

competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
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
Collaborations involving our product candidates, including our collaborations, pose the following risks to us:

•
Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations. Under the 2010 Agreement, the AG-881 Agreements and programs under a co-development and co-commercialization agreement pursuant to the 2016 Agreement, development and commercialization plans and strategies for licensed programs, such as IDHIFA®, will be conducted in accordance with a plan and budget approved by a joint committee comprised of equal numbers of representatives from each of us and Celgene, as to which Celgene may have final decision-making authority. For example, Celgene has elected not to participate in our planned perioperative study of ivosidenib and AG-881 in patients with low grade glioma and, pursuant to the AG-881 Agreements, we will fund the trial ourselves.

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
The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into non-

disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection.
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
The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

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
As of September 30, 2017, our executive officers, directors and a small group of stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

AGIOS PHARMACEUTICALS, INC.

Date: November 1, 2017	By:	/s/ David P. Schenkein
David P. Schenkein President and Chief Executive Officer (principal executive officer)

Date: November 1, 2017	By:	/s/ Andrew Hirsch
Andrew Hirsch Chief Financial Officer (principal financial officer)