Form 10-K
period 2017-12-31
AGIOS PHARMACEUTICALS INC
filed 2018-02-14
CIK 1439222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐         No   ☑
The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2017 (based on the last reported sale price on the NASDAQ Global Select Market as of such date) was $2,154,093,268.
As of February 9, 2018, there were 57,326,741 shares of Common Stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

PART I
References to Agios
Throughout this Annual Report on Form 10-K, “we,” “us,” and “our,” and similar expressions, except where the context requires otherwise, refer to Agios Pharmaceuticals, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of Agios Pharmaceuticals, Inc.
Cautionary Note Regarding Forward-looking Information
This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements regarding:

•	the initiation, timing, progress and results of current and future preclinical studies and clinical trials, and our research and development programs;

•
the potential of isocitrate dehydrogenase 2 and 1, or IDH2 and IDH1, respectively, and pyruvate kinase-R mutations, methionine adenosyltransferase 2a, or MAT2A, and dihydroorotate dehydrogenase, or DHODH, as therapeutic targets;

•	the potential benefits of our product candidates targeting IDH2, IDH1 or pyruvate kinase-R mutations, MAT2A or DHODH, including IDHIFA®, ivosidenib, AG-881, AG-348, and AG-270;

•
our plans to develop and commercialize our product candidates, including our ability to successfully commercialize IDHIFA® with our partner Celgene Corporation, or Celgene, and to obtain regulatory approval for, and successfully commercialize, ivosidenib;

•	our collaborations with Celgene and related subsidiaries;

•	our ability to establish and maintain additional collaborations or obtain additional funding;

•
the timing or likelihood of regulatory filings and approvals, including our new drug application, or NDA, filed in December 2017 with the U.S. Food and Drug Administration, or FDA, for ivosidenib for the treatment of adult patients with relapsed or refractory acute myeloid leukemia, or R/R AML with an IDH1 mutation, and the Marketing Authorization, or MAA, we plan to submit to the European Medicines Agency, or EMA, in the fourth quarter of 2018 for ivosidenib for IDH1 mutant-positive R/R AML;

•	the implementation of our business model and strategic plans for our business, product candidates and technology;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our competitive position;

•	our intellectual property position;

•	developments and projections relating to our competitors and our industry; and

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.
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
Item 1. Business
We are a biopharmaceutical company committed to the fundamental transformation of patients’ lives through scientific leadership in the field of cellular metabolism, with the goal of making transformative, first- or best-in-class medicines. Our therapeutic areas of focus are cancer and rare genetic diseases, or RGDs, which are diseases that are directly caused by changes in genes or chromosomes, often passed from one generation to the next. Most RGDs are often associated with severe or life-threatening features. The incidence of a single RGD can vary widely but is generally very infrequent, usually equal to or less than one per 100,000 births. In both areas of cancer and RGDs, we are seeking to unlock the biology of cellular metabolism as a platform to create transformative therapies.
Our first commercial cancer product is IDHIFA®. In August 2017, the FDA granted our collaboration partner Celgene Corporation, or Celgene, approval of IDHIFA® for the treatment of adult patients with R/R AML, and an IDH2 mutation as detected by an FDA-approved test. IDHIFA®, an oral targeted inhibitor of the mutated IDH2 enzyme, is the first and only FDA-approved therapy for patients with R/R AML and an IDH2 mutation.
Our most advanced clinical cancer product candidates are ivosidenib, which targets mutated IDH1, and AG-881, which is a brain-penetrant pan-IDH mutant inhibitor. These mutations are found in a wide range of hematological malignancies and solid tumors. In December 2017, we submitted a new drug application, or NDA, to the FDA for ivosidenib for the treatment of patients with R/R AML and an IDH1 mutation. We plan to submit an MAA to the EMA for ivosidenib for IDH1 mutant-positive R/R AML in the fourth quarter of 2018.
Our next most advanced cancer product candidate is AG-270, an inhibitor of MAT2A. We submitted an investigational new drug application, or IND, for AG-270 in November 2017, and in December 2017 the FDA concluded that we may proceed with our planned phase 1 dose-escalation trial of AG-270 in multiple tumor types carrying a methylthioadenosine phosphorylase, or MTAP, deletion. We expect to initiate this trial in the first quarter of 2018.
Our most advanced preclinical cancer product candidate is an inhibitor of the metabolic enzyme DHODH. We plan to submit an IND for our DHODH inhibitor for the treatment of hematologic malignancies in the fourth quarter of 2018.
The lead product candidate in our RGD program, AG-348, targets pyruvate kinase-R for the treatment of pyruvate kinase, or PK, deficiency. PK deficiency is a rare genetic disorder that often results in severe hemolytic anemia, jaundice and lifelong conditions associated with chronic anemia and secondary complications due to inherited mutations in the pyruvate kinase enzyme within red blood cells, or RBCs. We intend to initiate two global, pivotal trials of AG-348 in PK deficiency in the first half of 2018: ACTIVATE-T, a single arm trial of approximately 20 regularly transfused patients, is expected to initiate in the first quarter of 2018, and ACTIVATE, a 1:1 randomized, placebo-controlled trial of approximately 80 patients who do not receive regular transfusions, is expected to initiate in the second quarter of 2018. We also expect to initiate a phase 2 proof of concept trial of AG-348 in thalassemia in the fourth quarter of 2018.
In addition to the aforementioned development programs, we are seeking to advance a number of early-stage discovery programs in the areas of cancer metabolism, RGDs and metabolic immuno-oncology, or MIO, a developing field which aims to modulate the activity of relevant immune cells by targeting critical metabolic nodes, thereby, enhancing the immune mediated anti-tumor response.
The clinical development strategy for all of our product and development candidates includes a precision approach with initial study designs that allow for genetically or biomarker defined patient populations, enabling the potential for proof of concept early in clinical development, along with the potential for accelerated approval. Our ability to identify, validate and drug novel targets is enabled by a set of core capabilities. Key proprietary aspects of our core capabilities in cellular metabolism include our ability to measure the activities of numerous metabolic pathways in cells or tissues in a high throughput fashion and our expertise in “flux biochemistry.” This refers to the dynamic analysis of how metabolites, which are intermediates or small molecule products of metabolism, accumulate or diminish as they are created or chemically altered by multiple networks of metabolic enzymes. Complex mathematical modeling of metabolic pathways, enzymatic activity and the flux of metabolites through metabolic enzymatic reactions within diseased tissues would allow us to identify novel biological parameters that can be measured to characterize a disease state or the effect of therapy, or biomarkers, and targets for drug discovery.
Our Strategy
We aim to build a multi-product company, based on our expertise in cellular metabolism that discovers, develops and commercializes first- or best-in-class medicines to treat cancer and RGDs. Key elements of our strategy include:

•	Aggressively pursuing the development of novel medicines to transform the lives of patients with cancer and RGDs.

•	Maintaining our competitive advantage and focus in the field of cellular metabolism by building a research platform in cancer metabolism, RGDs and MIO.

•
Collaborating closely with the FDA and other regulatory bodies to aggressively pursue early registration potential for our product candidates, for example by utilizing a similar regulatory path for ivosidenib as Celgene did for IDHIFA®.

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
Cellular Metabolism
Cellular metabolism refers to the set of life-sustaining chemical transformations within the cells of living organisms. The conversion of nutrients into energy via enzyme-catalyzed reactions allows organisms to grow and reproduce, maintain their structures, and respond to their environments. The chemical reactions of metabolism are organized into metabolic pathways, in which one chemical is transformed through a series of steps into another chemical, by a sequence of enzymes. Enzymes catalyze quick and efficient reactions, serve as key regulators of metabolic pathways, and respond to changes in the cell’s environment or signals from other cells. We believe our deep understanding of metabolic pathways within normal cells enables us to identify altered metabolic pathways within abnormal cells such as in rapidly proliferating cancers and RGDs, and our efforts in the field of MIO are focused on the research and development of immunotherapies against certain metabolic targets that exert their antitumor efficacy primarily via the immune system.
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

Cytotoxic chemotherapies
The earliest approach to cancer treatment was to develop drugs, referred to as cytotoxic drugs, which kill rapidly proliferating cancer cells through non-specific mechanisms, such as disrupting cell metabolism or causing damage to cellular components required for survival and rapid growth. While these drugs, (e.g., CYTOXAN®, Adriamycin®) have been effective in the treatment of some cancers they act in an indiscriminate manner, killing healthy as well as cancerous cells. Due to their mechanism of action, many cytotoxic drugs have a narrow dose range above which the toxicity causes unacceptable or even fatal levels of damage and below which the drugs are not effective in eradicating cancer cells.
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
Emerging areas
Several new approaches to develop novel cancer treatments are underway. They include: treatment with drugs or other methods that stimulate the normal immune system to attack the cancer (immuno-oncology), including immunotherapies based on chimeric antigen receptor and T cell receptor technologies to genetically engineer T cells to recognize and kill cancer cells; antibody drug conjugates (e.g., Kadcyla®) that carry a powerful chemotherapy payload that is only released into the cancer cell; and drugs that target the changes in gene activity that occurs in cancer cells (epigenetics).
Cancer metabolism is an exciting field of biology that provides a fundamentally different approach to treating cancer. Cancers become addicted to certain fuel sources and inherently alter their cellular machinery to change how they consume and utilize nutrients. Cancer cells increase the transport of nutrients into the cell by 200-400 fold compared to normal cells while also mutating metabolic enzymes to generate metabolites that fuel growth and altering gene expression of enzymes to divert energy production. Collectively, these changes afford cancer cells the ability to generate the building blocks that drive tumor growth. Inhibiting key enzymes in cancer cell specific metabolic pathways has the potential to disrupt tumor cell proliferation and survival without affecting normal cells, thus providing a powerful new intervention point for discovery and development of novel targeted cancer therapeutics. Our research is directed at identifying such metabolic targets and discovering medicines against them.
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

Rare genetic diseases
RGDs, a subset of orphan genetic metabolic diseases, are a broad group of more than 600 rare diseases caused by mutations of single metabolic genes. In these disorders, the defect of a single metabolic enzyme disrupts the normal functioning of a metabolic pathway, leading to either aberrant accumulation of “upstream” metabolites which may be toxic or interfere with normal function or reduced ability to synthesize essential “downstream” metabolites or other critical cellular components. RGDs are also referred to as congenital metabolic diseases or rare genetic disorders of metabolism.
Most of these diseases are rare or ultra-rare orphan diseases, often with severe or life-threatening features. A disorder is considered orphan if it affects fewer than 200,000 people in the United States, or fewer than five per 10,000 people in the European Union, or E.U. In a study in British Columbia, the overall incidence of RGDs was estimated to be 70 per 100,000 live births or one in 1,400 births, overall representing more than approximately 15% of single gene disorders in the population. Incidence of a single RGD can vary widely but is generally rare, usually equal to or less than one per 100,000 births. Many RGDs are likely to be under-diagnosed given the lack of available therapies or diagnostics and the rarity of the condition.
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
Precision Medicine Approach
Our understanding of cellular metabolism within diseased tissues enables the development of methods to measure the effect of a drug on the target of interest and the patient, or pharmacodynamic markers, and patient selection strategies for clinical development based on genetic markers and/or metabolic biomarkers. Utilizing our approach we identify altered metabolic pathways within abnormal cells. Altered metabolic pathways generate disease-specific metabolic fingerprints, comprising patterns of metabolite levels, which are the amounts of particular metabolites that can be exploited in both discovery and development of novel therapeutics. Metabolites make ideal biomarkers because they are readily measured in the target tissues and blood. Metabolic biomarkers, along with genetic markers, can identify appropriate patients for clinical trials, serve as pharmacodynamics markers to characterize medicine/target engagement in patients, and permit the monitoring of patient response to therapy.
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
The following summarizes our most advanced product candidates as of February 1, 2018, each of which is described in further detail below:
Targeting Mutated IDH for the Treatment of Cancer
The IDH protein is a critical enzyme in the citric acid cycle, also known as the tricarboxylic acid cycle or Krebs cycle. The Krebs cycle is centrally important to many biochemical pathways and is one of the earliest established components of cellular metabolism. The Krebs cycle converts an essential cellular metabolite called isocitrate into another metabolite, alpha-ketoglutarate (a-ketoglutarate), both of which are critically important for cellular function and the creation of energy. In humans, there are three forms of the IDH enzyme, IDH1, IDH2, and IDH3, but only IDH1 and IDH2 appear to be mutated in cancers. IDH1 and IDH2 catalyze the same reaction but in different cellular compartments: IDH1 is found in the cytoplasm of the cell and IDH2 in the mitochondria. Tumor cells are generally observed to carry either an IDH1 or IDH2 mutation.
Using our proprietary metabolic platform, we and our collaborators examined the mutated pathway and discovered that the mutated IDH enzymes had adopted a novel “gain of function” activity that allows only the mutated IDH enzyme to produce large amounts of a metabolite called 2-hydroxygluturate, or 2HG. We have shown that the excessive levels of the metabolite 2HG produced by the tumor fuel cancer growth and survival via multiple cellular changes that lead to a block in cell maturation, or differentiation. We have shown that inhibition of these mutated proteins could lead to clinical benefit for the subset of cancer patients whose tumors carry these mutations. By reducing elevated 2HG levels, our IDH inhibitors reverse the block in cellular differentiation, allowing tumorous cells to differentiate into normally functioning cells in patients with acute myeloid leukemia, or AML. We have identified selective development candidates that separately target and inhibit the mutated forms of IDH1 and IDH2. To date, our clinical data with IDHIFA® and ivosidenib, our lead inhibitors of mutant IDH2 and IDH1, respectively, demonstrate evidence of cellular differentiation, normalization of cell counts and mutational clearance in the bone marrow and blood, a mechanism of response that is consistent with preclinical studies, including substantial reduction of plasma 2HG levels. This targeted differentiation effect is distinct from that seen with traditional cytotoxic chemotherapeutics, which lead to cell death, commonly used to treat cancer. Our goal is to establish our IDH mutation inhibitors as a cornerstone of AML therapy spanning all treatment lines.
To date, IDH1 and IDH2 mutations have been found to be prevalent in a broad range of advanced hematologic and solid tumors. The following tables summarize our current estimates on the occurrence of IDH2 and IDH1 mutations in certain hematologic and solid tumors. We believe our estimates may expand as more cancer treatment centers screen for these IDH mutations.

Mutation	Indications	% with IDH mutations
IDH1	AML	~6-10%
	Cholangiocarcinoma	~14%
	Low grade glioma	~80%

IDH2	AML	~9-13%
Based on literature analysis; estimates will continue to evolve with additional future data.
IDHIFA®
IDHIFA® is an orally available, selective, potent inhibitor of the mutated IDH2 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH2 mutations, including those with AML, who have a historically poor prognosis. In August 2017, the FDA granted Celgene approval of IDHIFA® for the treatment of adult patients with R/R AML and an IDH2 mutation as detected by an FDA-approved test.
Celgene maintains worldwide development and commercial rights to IDHIFA® and will fund the future development and commercialization costs related to this program. Under the 2010 Agreement described below, Celgene is responsible for all development costs for IDHIFA®, and we are eligible to receive up to $95.0 million in milestone payments, which are comprised of: (i) up to $70.0 million in milestone payments upon achievement of specified ex-U.S. regulatory milestone events and (ii) a $25.0 million milestone payment upon achievement of a specified commercial milestone event. Additionally, we are eligible to receive royalties at tiered low-double digit to mid-teen percentage rates on any net sales of IDHIFA®. In January 2016, we earned a $25.0 million milestone payment upon initiation of the IDHENTIFY clinical trial, as described below. In addition to contributing our scientific and translational expertise, we will continue to conduct some clinical development and regulatory activities within the IDHIFA® development program under the 2010 Agreement. We also have co-commercialization rights to provide up to one-third of the field-based commercialization efforts and will be reimbursed for those efforts.
We continue to evaluate IDHIFA® in clinical trials in patients with hematological cancers with IDH2 mutations, which are led and funded by Celgene. To date, all clinical data reported by us and our collaborators in hematological cancers highlight that the mechanism of response is consistent with preclinical studies, including substantial reduction of plasma 2HG levels, as well as evidence of cellular differentiation and normalization of cell counts in the bone marrow and blood. This differentiation effect is distinct from that seen with traditional chemotherapeutics commonly used to treat AML. The FDA has granted orphan drug designation for IDHIFA® for treatment of patients with AML and fast track designation for treatment of patients with AML that harbor an IDH2 mutation, and the EMA granted orphan drug designation for IDHIFA® for the treatment of AML.

We and Celgene are evaluating IDHIFA® in the following clinical trials:
Phase 1/2 clinical trial
The FDA’s approval of IDHIFA® in R/R AML was based on clinical data from an open-label, single-arm, multicenter, two-cohort phase 1/2 clinical trial of adult patients with R/R AML and an IDH2 mutation. The safety of IDHIFA® was evaluated in 214 patients in this trial. The median duration of exposure to IDHIFA® was 4.3 months (range 0.3 to 23.6). The 30 and 60-day mortality rates observed with IDHIFA® were 4.2% (9 of 214 patients) and 11.7% (25 of 214 patients), respectively. In the clinical trial, 14% of patients treated with IDHIFA® experienced differentiation syndrome, which can be fatal if not treated. The most common adverse events, or AEs, seen in greater 20% of patients were nausea, vomiting, diarrhea, elevated bilirubin and decreased appetite. Serious adverse events, or SAEs, were reported in 77.1% of patients. The most frequent serious adverse reactions (greater than 2% of patients) were leukocytosis, diarrhea, nausea, vomiting, decreased appetite, tumor lysis syndrome, and differentiation syndrome. More than half (52%) of the treated patients were refractory to previous therapy. The efficacy of IDHIFA® was evaluated in 199 adult patients in the clinical trial. IDHIFA® was given orally at a starting dose of 100 mg daily until disease progression or unacceptable toxicity. Dose reductions were allowed to manage side effects. Patients had a median age of 68 years (range of 19 to 100) and received a median of two prior anticancer regimens (ranging from one to six). IDHIFA® demonstrated a combined CR or complete response with partial hematologic improvement, or CRh, rate of 23% (n=46) (95% CI: 18%, 30%). Median duration of CR/CRh was 8.2 months (95% CI: range 4.3, 19.4). For patients who achieved a CR/CRh, the median time to first response was 1.9 months (range, 0.5 to 7.5 months) and the median time to best response of CR/CRh was 3.7 months (range, 0.6 to 11.2 months). Of patients achieving a CR/CRh, 85% (39 of 46 patients) did so within six months of initiating IDHIFA®. A CR is determined by using well-established criteria, which requires no evidence of leukemia in the bone marrow and blood accompanied by full restoration of all blood counts to normal ranges. CRh is defined as less than 5% of blasts in the bone marrow, no evidence of disease and partial recovery of peripheral blood counts (platelets >50,000/lL and ANC >500/lL). Among the 157 patients who were dependent on RBCs and/or platelet transfusions at baseline, 53 (34%) became independent of RBCs and platelet transfusions during any 56-day post-baseline period. Of the 42 patients who were independent of both RBCs and platelet transfusions at baseline, 32 (76%) remained transfusion independent during any 56-day post-baseline period.
Phase 1b frontline combination trial
IDHIFA® is being evaluated in a phase 1b, multicenter, international, open-label clinical trial, conducted by us, to evaluate the safety and clinical activity of IDHIFA® or ivosidenib in combination with induction and consolidation therapy in patients with newly diagnosed AML with an IDH2 or IDH1 mutation who are eligible for intensive chemotherapy. The trial is evaluating continuous dosing for up to one year with IDHIFA® administered at an initial oral dose of 100 mg once daily in patients with an IDH2 mutation or ivosidenib administered at an initial oral dose of 500 mg once daily in patients with an IDH1 mutation. IDHIFA® or ivosidenib is administered with two types of AML induction therapies (cytarabine with either daunorubicin or idarubicin) and two types of AML consolidation therapies (mitoxantrone with etoposide [ME] or cytarabine). The trial is currently enrolling patients.
In December 2017, we presented interim data from this trial at ASH 2017. As of the August 1, 2017 data cut-off, in the IDHIFA® arm, the most common grade 3 or higher non-hematologic AEs during the induction period were febrile neutropenia (63%), blood bilirubin increase (9%), hypertension (9%) and bacteremia (9%). The 30- and 60-day mortality rates were 5% and 7%, respectively. There was one dose-limiting toxicity in the IDHIFA® arm consisting of persistent Grade 4 thrombocytopenia lasting beyond 42 days from the start of induction. The median time to absolute neutrophil count, or ANC, recovery (greater than 500/µL) was 34 days (95% CI 29,35). The median time to platelet recovery (greater than 50,000/µL) was 33 days (95% CI 29,50). In the IDHIFA® arm the overall best response rate of combined CR and CRi/CRp, was 62% (31 of 50 response-evaluable patients); among 27 response-evaluable patients with de novo AML, the overall best response rate of combined CR and CRi/CRp was 67% (18 of 27 patients); and among 23 response-evaluable patients with secondary AML, the overall best response rate of combined CR and CRi/CRp was 57% (13 of 23 patients). A CRp, or complete remission with incomplete platelet recovery, means all the criteria for CR are met except that platelet counts are outside of the normal range. Platelets are one of the three major types of blood cells. A CRi, or complete remission with incomplete neutrophil or platelet recovery, means there is no evidence for leukemia in the marrow but the neutrophils, a subset of white blood cells responsible for fighting bacterial infections, are outside the normal range. The interim reported results from the ivosidenib arm of this trial are discussed below under “Ivosidenib - Phase 1(b) frontline combination trial.”
Phase 1/2 frontline combination trial
IDHIFA® is being evaluated in a phase 1/2 frontline combination clinical trial, conducted by Celgene, of either IDHIFA® or ivosidenib in combination with VIDAZA® (azacitidine) in newly diagnosed AML patients not eligible for intensive chemotherapy, with a phase 1 component to determine the safety of the combinations, followed by a phase 2 randomized component evaluating the safety and clinical activity of the IDHIFA® investigational combination versus single-agent VIDAZA® using a primary endpoint of overall response rate, or ORR. In the phase 1 component of the trial, patients received

100 mg (n=3) or 200 mg (n=3) of IDHIFA® daily plus VIDAZA® or 500 mg of ivosidenib (n=11) plus VIDAZA®. The trial has completed the phase 1 component and is currently enrolling in the phase 2 component.
In December 2017, we presented interim data from this trial at ASH 2017. As of the September 1, 2017 data cut-off, the median age of patients treated in the IDHIFA® arm was 68 (five out of six patients were 65 years old or older), and the most common grade 3-4 hematologic AE was neutropenia (33%), with thrombocytopenia, febrile neutropenia, anemia, lymphocyte count decreased and white blood cell count decreased all with one event (17% each), and the most common grade 3-4 non-hematologic AEs were pneumonia (33%) and hyperbilirubinemia (33%). IDH differentiation syndrome was reported in one patient. In the IDHIFA® arm, four of six patients had a response, including two CRs, one partial remission, or PR, and one morphologic leukemia-free state, or MLFS. A PR means all the criteria for CR are met except that the immature defective blood cells, or leukemia, in the bone marrow are in the 5% to 25% range and have been decreased by at least 50% over pretreatment. The interim reported results from the ivosidenib arm of this trial are discussed below under “Ivosidenib - Phase 1/2 frontline combination trial.”
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
Phase 3 frontline combination trial
We plan to support, with Celgene, the initiation of an intergroup sponsored, global, registration-enabling phase 3 trial combining ivosidenib or IDHIFA® and standard induction (7+3) and consolidation chemotherapy with a primary endpoint of event-free survival in frontline AML patients with an IDH1 or IDH2 mutation in the fourth quarter of 2018. The trial is expected to enroll approximately 500 patients with an IDH1 mutation and approximately 500 patients with an IDH2 mutation.
Ivosidenib
Ivosidenib is our wholly owned, orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH1 mutations. Mutations in IDH1 have been identified in difficult to treat hematologic and solid tumor cancers, including AML, chondrosarcoma, cholangiocarcinoma and glioma where both the treatment options and prognosis for patients are poor. The FDA has granted us fast track designation to ivosidenib for treatment of patients with AML that harbor an IDH1 mutation and orphan drug designation for ivosidenib for treatment of patients with AML. The FDA has also granted fast-track designation to ivosidenib for treatment of patients with previously treated, unresectable or metastatic cholangiocarcinoma with and IDH1 mutation. In December 2017, we submitted an NDA to the FDA for ivosidenib for the treatment of patients with R/R AML and an IDH1 mutation. We plan to submit an MAA to the EMA for ivosidenib for IDH1 mutant-positive R/R AML in the fourth quarter of 2018.
We are evaluating ivosidenib in the following clinical trials:
Phase 1 clinical trial (advanced hematologic malignancies)
Ivosidenib is being evaluated in a phase 1 multicenter, open-label, dose-escalation and expansion clinical trial, designed to assess its safety, clinical activity and tolerability as a single agent in patients with advanced hematologic malignancies with an IDH1 mutation. Four expansion cohorts have been added to the trial. The first cohort is evaluating 125 AML patients who are in second or later relapse, are refractory to second-line induction or reinduction treatment, or have relapsed after allogeneic transplantation. The second cohort is evaluating 25 untreated AML patients. The third cohort is evaluating 25 patients with other non-AML IDH1 mutant-positive relapsed or refractory advanced hematologic malignancies. The fourth cohort is evaluating patients with relapsed IDH1 mutant-positive AML not eligible for the first arm or standard of care chemotherapy. Ivosidenib is administered at a 500 mg once daily oral dose, in 28-day cycles. Enrollment to the trial is closed.
In December 2017, we presented interim clinical data from 258 patients treated with ivosidenib in the dose escalation and expansion arms of the trial at ASH 2017. Doses were administered from 200 mg to 1,200 mg total daily doses in dose escalation and 500 mg daily in dose expansion. A maximum tolerated dose, or MTD, was not reached in the dose escalation portion of the trial. As of the May 12, 2017 data cut-off, a safety analysis conducted for all 258 treated patients showed that ivosidenib continues to demonstrate a favorable safety profile. The most common AEs regardless of causality were diarrhea (33.3%), leukocytosis (30.2%), nausea (29.5%), fatigue (28.7%) and febrile neutropenia (25.2%). The data included 125 R/R AML patients who were enrolled at least six months prior to the data-cutoff, comprised of 92 patients from arm 1 of the expansion and 33 patients from the dose-escalation who met the eligibility criteria for arm 1 and received ivosidenib at 500 mg once daily. Among these 125 R/R AML patients, 8% reported grade ³3 leukocytosis, which was managed with hydroxyurea (no cases were fatal), 8% reported grade 3 QT prolongation (ivosidenib was reduced in one patient, and no cases were grade 4 or fatal), and 9.6% reported IDH differentiation syndrome, which was managed with corticosteroids and diuretics (no cases were grade 4 or fatal). Data from 125 R/R AML patients demonstrated a combined CR and CRh rate of 30.4% (95% CI 22.5, 39.3), which is the primary endpoint of the study. The CR rate was 21.6% (27 of 125 patients) (95% CI 14.7, 29.8) and the CRh rate was 8.8% (11 of 125 patients). The ORR among the R/R AML patients was 41.6% (52 of 125 patients), and median duration of response was 9.3 months (95% CI 5.6, 18.3) for patients who achieved a CR, 8.2 months (95% CI 5.5, 12.0) for patients who achieved a CR/CRh and 6.5 months (95% CI 4.6, 9.3) for all patients who responded. The median time to first response was 1.9 months (0.8-4.7) for all patients who responded, median time to CR was 2.8 months (0.9-8.3) for patients who achieved a CR, and median time to CR/CRh was 2.7 months (0.9-5.6) for patients who achieved a CR/CRh. At the time of the data cut-off, median OS as observed in the study had not yet been reached for patients who achieved a CR/CRh. OS was 9.3 months (95% CI 3.7, 10.8) for non-CR/CRh responders, 3.9 months (95% CI 2.8, 5.8) for non-responders, and 8.8 months (95% CI 6.7, 10.2) overall. Of the patients who were transfusion dependent at baseline and achieved a CR, 100% became independent of platelet transfusions and 84.6% became independent of RBC transfusions during any 56-day post baseline period. Of the patients who were transfusion dependent at baseline and achieved a CRh, 71.4% became independent of platelet transfusions and 75.0% became independent of RBC transfusions during any 56-day post baseline period. Transfusion independence was also seen among non-CR/CRh responders and non-responders. Of the patients who were transfusion dependent at baseline and were non-CR/CRh responders, 58.3% became independent of platelet transfusions and 50% became independent of RBC transfusions during any 56-day post-baseline period. Of those who were transfusion dependent at baseline and were non-responders, 16.7% became independent of platelet transfusions and 15.4% became independent of RBC transfusions during any 56-day post-baseline period. Non-CR/CRh responders include patients with CRi, CRp and MLFS who are not CRh. An efficacy analysis was also presented for 34 untreated AML patients not eligible for standard of care therapies whose starting dose was 500 mg daily and 12 myelodysplastic syndrome, or MDS, patients in expansion cohorts whose starting dose was 500 mg daily. Data from 34 untreated AML patients demonstrated a 55.9% ORR and a CR rate of 20.6%. The median duration of response was 9.2 months (95% CI 1.9, NE), and median duration of CR has not yet been reached. Data from 12 MDS patients demonstrated a 91.7% ORR and a CR rate of 41.7%.
Phase 1b frontline combination trial
As discussed above, ivosidenib is being evaluated in a phase 1b, multicenter, international, open-label clinical trial to evaluate the safety and clinical activity of IDHIFA® or ivosidenib in combination with induction and consolidation therapy in patients with newly diagnosed AML with an IDH2 or IDH1 mutation who are eligible for intensive chemotherapy.
In December 2017, we presented interim data from this trial at ASH 2017. As of the August 1, 2017 data cut-off, in the ivosidenib arm, the most common grade 3 or higher non-hematologic AEs during the induction period were febrile neutropenia (60%), blood bilirubin increase (9%), hypertension (9%), colitis (9%), increased alanine aminotransferase (9%) and increased aspartate aminotransferase (9%). The 30- and 60-day mortality rates were both 6%, and there were no dose-limiting toxicities. The median time to ANC recovery (greater than 500/µL) was 28.5 days (95% CI 27,34). The median time to platelet recovery (greater than 50,000/µL) was 28 days (95% CI 26,34). In the ivosidenib arm, the overall best response rate of combined CR and CRi/CRp was 77% (23 of 30 response-evaluable patients); among 21 patients with de novo AML, the overall best response rate of combined CR and CRi/CRp was 91% (19 of 21 patients); and among nine patients with secondary AML, the overall best response rate of combined CR and CRi/CRp was 44% (four of nine response-evaluable patients). The interim reported results from the IDHIFA® arm of this trial are discussed above under “IDHIFA® - Phase 1(b) frontline combination trial.”
Phase 1/2 frontline combination trial
As discussed above, ivosidenib is being evaluated in a phase 1/2 frontline combination clinical trial, conducted by Celgene, of either IDHIFA® or ivosidenib in combination with VIDAZA® (azacitidine) in newly diagnosed AML patients not eligible for intensive chemotherapy.
In December 2017, we presented interim data from this trial at ASH 2017. As of the September 1, 2017 data cut-off, the median age of patients treated in the ivosidenib arm was 76 (all 65 years old or older), and the most common grade 3-4 hematologic AEs were anemia (18%), febrile neutropenia (18%), neutropenia (9%) and thrombocytopenia (9%), and the most common grade 3-4 non-hematologic AE was pneumonia (18%). IDH differentiation syndrome was reported in one patient. In the ivosidenib arm eight of 11 patients had a response, including four CRs, one CRi, one PR and two MLFSs.
AGILE
Ivosidenib is being evaluated in AGILE, a global, registration-enabling phase 3 clinical trial, combining ivosidenib and VIDAZA® in newly diagnosed AML patients with an IDH1 mutation who are ineligible for intensive chemotherapy. The trial has a primary endpoint of overall survival. The trial is currently open for enrollment and we expect to complete enrollment in 2021.

Phase 3 frontline combination trial
As discussed above, we plan to support, with Celgene, the initiation of an intergroup sponsored, global, registration-enabling phase 3 trial combining ivosidenib or IDHIFA® and standard induction (7+3) and consolidation chemotherapy with a primary endpoint of event-free survival in frontline AML patients with an IDH1 or IDH2 mutation in the fourth quarter of 2018.
Phase 1 clinical trial (advanced solid tumors)
Ivosidenib is being evaluated in a phase 1 multicenter, open-label, dose-escalation and expansion clinical trial, designed to assess its safety, clinical activity and tolerability as a single agent in patients with advanced solid tumors with an IDH1 mutation, including glioma, cholangiocarcinoma, and chondrosarcoma. Enrollment is now complete for four expansion cohorts of 25 patients each in (i) low grade glioma with at least six months of prior scans to assess volumetric changes, (ii) second-line cholangiocarcinoma, (iii) high grade, or metastatic, chondrosarcoma, and (iv) other solid tumors with an IDH1 mutation, who will receive the recommended dose of 500 mg of ivosidenib once daily.
In June 2017, we reported updated interim data from the dose escalation and dose expansion cohorts of our ongoing phase 1 clinical trial evaluating ivosidenib in patients with IDH1 mutant-positive cholangiocarcinoma at the American Society of Clinical Oncology (ASCO) Annual Meeting in Chicago, Illinois. As of the March 10, 2017 data cut-off, 73 patients with IDH1 mutant positive cholangiocarcinoma had been treated with single agent ivosidenib in the dose escalation (n=24) and expansion cohorts (n=49). Thirteen patients remained on treatment. Ivosidenib was administered at the following dose levels and schedules in the dose-escalation cohort: 100 mg twice daily, and 300, 400, 500, 800 and 1200 mg once a day over a 28 day cycle length. In the dose expansion cohort, patients received 500 mg once a day, which was the selected dose for the ongoing Phase 3 ClarIDHy trial, described below. Among the cholangiocarcinoma population in the trial, the median age is 60 (ranging from 32 to 81). Sixty-five patients had intrahepatic cholangiocarcinoma and eight had extrahepatic disease. The median number of prior systemic therapies was two (ranging from one to five) and 97% of patients received a prior gemcitabine-based chemotherapy regimen. A safety analysis conducted for all 73 treated patients as of the data cut-off demonstrated that ivosidenib was well-tolerated with a favorable safety profile in IDH1 mutant positive cholangiocarcinoma patients. No dose limiting toxicities or treatment-related deaths were observed. The majority of AEs reported were mild to moderate, with the most common regardless of causality being fatigue, nausea, diarrhea and decreased appetite. Four patients experienced drug-related AEs of at least grade 3: two at the 500 mg dose level, fatigue (n=1) and blood alkaline phosphatase increases (n=1), and two at the 1200 mg dose level, fatigue (n=1) and blood phosphorous decreases (n=1). One patient had a dose reduction for a grade 2 AE of worsening leg cramps that was considered to be possibly drug-related. Efficacy data from all 73 treated patients as of the data cut-off showed four patients (5%) experienced a confirmed partial response (one at 300 mg daily and three at 500 mg daily). A partial response is defined as at least a 30% decrease in the sum of diameters of target lesions, taking as reference the baseline sum diameters according to the Response Evaluation Criteria in Solid Tumors (RECIST v1.1). Forty-one patients (56%) experienced stable disease. Landmark analyses of progression free survival, or PFS, at six and 12 months were 38.5% and 20.7% respectively. The median PFS was 3.8 months (95% CI 3.6, 7.3). Ivosidenib treatment inhibited plasma 2HG to within levels found in healthy volunteers, and also reduced 2HG in tumor biopsies, with 2HG levels in plasma and tumor biopsies showing a positive correlation. Pathology review of on-study tumor biopsies were conducted in a patient achieving a partial response, which showed morphologic changes suggestive of cellular differentiation which is consistent with the proposed mechanism of action of ivosidenib.
In November 2017, we reported updated interim data from the dose expansion cohort of our ongoing phase 1 clinical trial evaluating ivosidenib in patients with progressive low-grade IDH1 mutant-positive glioma at the Society for Neuro-Oncology Annual Meeting in San Francisco, California. As of the May 12, 2017 data cut off, 35 patients (11 from dose escalation, 24 from dose expansion) with non-enhancing glioma had been treated with single agent ivosidenib. Eighteen patients (51%) remained on treatment. Twenty-four patients had World Health Organization (WHO) classified grade 2 tumors, eight had grade 3 tumors, one had a grade 4 tumor and two were unknown. Patients received daily doses of ivosidenib ranging from 300 mg to 900 mg. Twenty-eight patients received a daily dose of 500 mg, which was selected as the expansion dose. The median age of these patients is 38 (ranging from 21 to 71). The median treatment duration was 16 months (ranging from 1.4 to 27.1 months). The median number of prior therapies was two (ranging from one to five), and the median duration of last systemic therapy was 9.6 months. Sixty-three percent of patients had previously received temozolomide and 57% percent had previously received radiotherapy. A safety analysis conducted for all 35 treated non-enhancing glioma patients as of the data cut-off demonstrated that ivosidenib was well-tolerated with a favorable safety profile in glioma patients. No dose limiting toxicities were observed. The majority of adverse events reported by investigators were mild to moderate, with the most common being headache, diarrhea, nausea and vomiting. There were 5 patients with SAEs and all were deemed unrelated to study treatment. Efficacy data from all 35 non-enhancing glioma patients as of the data cut-off showed that two patients had a minor response by investigator assessment according to the Response Assessment in Neuro-Oncology for low grade glioma (RANO-LGG) and 29 (83%) patients had stable disease. The median PFS for all non-enhancing patients was 13 months, and the median PFS for Grade 2 patients (n=24) had not been reached. For patients in the expansion arm (n=24), the average six-month tumor growth was 24% prior to treatment and 11% following treatment with ivosidenib.

ClarIDHy
Ivosidenib is being evaluated in ClarIDHy, a registration-enabling phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial of ivosidenib in previously-treated patients with nonresectable or metastatic cholangiocarcinoma with an IDH1 mutation. The trial has an overall endpoint of PFS. The trial was initiated in December 2016 and is currently enrolling patients, and we expect to complete enrollment in 2019.
AG-881: brain penetrant pan-IDH program
AG-881 is an orally available, selective, brain-penetrant, pan-IDH mutant inhibitor, which provides added flexibility to our current portfolio of IDH mutant inhibitors. We are currently focusing our development efforts for AG-881 in glioma. We and Celgene are developing AG-881 pursuant to the AG-881 Agreements, described below.
We are conducting two phase 1 multi-center, open-label clinical trials of AG-881, one in patients with advanced IDH1 or IDH2 mutant-positive solid tumors, including glioma, and the other in patients with advanced IDH1 or IDH2 mutant-positive hematologic malignancies whose cancer has progressed on a prior IDH inhibitor therapy. The goal of these trials is to evaluate the safety, pharmacokinetics, pharmacodynamics and clinical activity of AG-881 in advanced solid tumors and hematologic malignancies, respectively. In each trial, AG-881 is administered continuously as a single agent dosed orally in a 28-day cycle. The first portion of each trial includes a dose-escalation phase in which cohorts of patients receive ascending oral doses of AG-881 to determine the maximum tolerated dose, or MTD, and/or the recommended phase 2 dose based on safety and tolerability. The second portion of each trial is a dose expansion phase where patients receive AG-881 to further evaluate the safety, tolerability and clinical activity of the recommended phase 2 dose.
The phase 1 trial in patients with advanced IDH1 or IDH2 mutant-positive hematologic malignancies has completed its dose escalation portion, establishing proof of mechanism as measured by reductions in 2HG levels, and is now closed for enrollment. No MTD was reached. In the phase 1 trial in IDH1 or IDH2 mutant-positive advanced solid tumors, an MTD was established and enrollment is complete.
We have not yet presented any clinical data from these trials. In October 2017, we presented the first preclinical data of AG-881 in IDH mutant-positive solid and hematologic malignancies at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in Philadelphia, Pennsylvania.
In the first half of 2018, we intend to initiate a perioperative study with ivosidenib and AG-881 in low grade glioma to further investigate their effects on brain tumor tissue. Pursuant to the AG-881 Agreements, described below, Celgene has elected not to participate in this clinical trial and, as a result, we will fund the trial ourselves. Celgene will continue to co-fund the ongoing phase 1 trials of AG-881 described above.
PKR Activator Program
PK is the enzyme involved in the second to last reaction in glycolysis-the conversion of glucose into lactic acid. This enzyme is critical for the survival of the cell and has several tissue-specific isoforms (PKR, PKL, PKM1 and PKM2). PKR is the isoform of pyruvate kinase that is present in RBCs. Mutations in PKR cause defects in red cell glycolysis and lead to a hematological RGD known as pyruvate kinase deficiency, or PK deficiency. Glycolysis is the only pathway available for RBCs to maintain the production of Adenosine-5’-triphosphate, or ATP, which is a form of chemical energy within cells. Accordingly, total absence of the PKR gene is not compatible with life. PK deficiency leads to a shortened life span for RBCs and is the most common form of non-spherocytic hemolytic anemia in humans.
PK deficiency is a rare genetic disorder and disease understanding is still evolving. We estimate that the prevalence of PK deficiency is between approximately 1-in-75,000 and 1-in-200,000 people, and we believe that the disease is likely under-diagnosed. There is no unique ethnic or geographic representation of the disease. The disease manifests by mild to severe forms of anemia caused by the excessive premature destruction of RBCs. The precise mechanism for the destruction is not well understood but is thought to result from membrane instability secondary to the metabolic defect caused by the low level of PKR enzyme. The hemolysis is “extra-vascular” in that the RBCs are destroyed in small capillaries or organs and do not spontaneously break open in the circulation. PK deficiency is an autosomal recessive disease whereby all patients inherit two mutations, one from each parent. Children with the disease produce PKR enzyme that has only a fraction of the normal level of activity (generally <50%). Parents of affected children have only one copy of the mutated PKR enzyme and are clinically normal. More than 250 different mutations have been identified to date. As a result, there are many different possible mutant combinations and no one clear mutational profile. The mutations observed in PK deficiency patients are classified in two main categories. A missense mutation causes a single amino acid change in the protein, generally resulting in some functional protein in the RBCs. A non-missense mutation is any mutation other than a missense mutation, generally resulting in little functional protein in the RBCs. It is estimated that 58 percent of patients with PK deficiency have two missense mutations, 27 percent have one missense and one non-missense mutation, and 15 percent have two non-missense mutations. Boston Children’s Hospital, in collaboration with us, is conducting a Natural History Study to better understand the symptoms and complications of PK deficiency, identify patients and treatment centers, and capture other clinical data, including genetic information. We intend to initiate a global registry for adult and pediatric patients with PK deficiency in the first quarter of 2018 to increase understanding of the long-term disease burden of this chronic anemia.
AG-348: PK Deficiency Program
AG-348 is an orally available small molecule and a potent activator of the wild-type (normal) and mutated PKR enzyme. We have shown that AG-348 can restore ATP levels and decrease 2,3-diphosphoglycerate, or 2,3-DPG, levels in blood sampled from patients with PK deficiency when treated ex-vivo with AG-348. The wild-type PKR activity of AG-348 allowed the study of enzyme activation in healthy volunteers, providing an opportunity to understand the safety, dosing and pharmacodynamic activity of AG-348 prior to entering a proof-of-concept study in patients, and provides for potential expansion opportunities into other anemias. The FDA granted us orphan drug designation for AG-348 for treatment of patients with PK deficiency. We intend to initiate two global, pivotal trials of AG-348 in PK deficiency in the first half of 2018: ACTIVATE-T, a single arm trial of approximately 20 regularly transfused patients, is expected to initiate in the first quarter of 2018, and ACTIVATE, a 1:1 randomized, placebo-controlled trial of approximately 80 patients who do not receive regular transfusions, is expected to initiate in the second quarter of 2018. We also expect to initiate a phase 2 proof of concept trial of AG-348 in thalassemia in the fourth quarter of 2018.
DRIVE-PK
In June 2015, we initiated DRIVE PK, a global phase 2, first-in-patient, open-label safety and efficacy clinical trial of AG-348 in adult, transfusion-independent patients with PK deficiency. The multi-center, randomized trial includes two arms with up to 25 patients each. The patients in the first arm receive 50 mg twice daily, and the patients in the second arm receive 300 mg twice daily. The trial includes a 24-week treatment period with the opportunity for continued treatment beyond 24 weeks based on safety and clinical activity.
In June 2016, we reported the first clinical data from DRIVE PK at EHA, establishing proof of concept for AG-348. The trial reached target enrollment of 52 patients in November 2016, and in December 2017, we reported updated data from the trial at ASH 2017. As of the July 14, 2017 data cut-off, 43 patients completed the six-month core dosing period and nine patients discontinued treatment during the core dosing period. Thirty-six of 43 patients who completed the six-month core treatment period entered the extension period. As of the data cut-off, 29 patients remained on treatment in the extension period. A safety analysis was conducted based on all 52 treated patients as of the data cut-off. AG-348 remained well-tolerated, and the majority of treatment-related AEs were Grade 1-2; the most frequent being headache, insomnia and nausea. Four patients experienced treatment-related AEs leading to discontinuation: pleural effusion (n=1), hypertriglyceridemia (n=1), pharyngitis/nausea (n=1) and anemia (n=1). Four patients experienced treatment-related SAEs: withdrawal hemolysis followed by anemia (n=1), anemia (n=1), osteoporosis (n=1) and hypertriglyceridemia (n=1). Measurements of hormone levels in men at doses less than or equal to 50 mg twice daily suggest mild aromatase inhibition by AG-348, and ongoing follow-up will continue to assess the potential clinical significance of this aromatase inhibition. Twenty-six of 52 patients (50%) overall and 25 of 42 patients (60%) with at least one missense mutation achieved rapid and sustained Hb increases from baseline of greater than 1.0 g/dL as of the data cut-off. In patients who had Hb increases of greater than 1.0 g/dL, the mean maximum Hb increase was 3.4 g/dL (range 1.1 to 5.8 g/dL). The median time to first Hb increase of greater than 1.0 g/dL was 10 days (range 7 to 187 days). The median baseline Hb in patients who experienced a maximum Hb increase of greater than 1.0 g/dL was 9.7 g/dL (range 7.3 to 12.3 g/dL) compared to 8.0 g/dL (range 6.5 to 10.1 g/dL) in patients who did not experience the increase.
ACTIVATE/ACTIVATE-T
We intend to initiate two global, pivotal trials of AG-348 in PK deficiency in the first half of 2018: ACTIVATE-T, a single arm trial of approximately 20 regularly transfused patients, is expected to initiate in the first quarter of 2018, and ACTIVATE, a 1:1 randomized, placebo-controlled trial of 80 patients who do not receive regular transfusions, is expected to initiate in the second quarter of 2018. The primary endpoint of the ACTIVATE trial is the proportion of patients who achieve at least a 1.5 g/dL increase in Hb sustained over multiple visits, and the primary endpoint of the ACTIVATE-T trial is a reduction in transfusion burden over a six-month period compared to the patient’s transfusion history.
In addition to the above planned and ongoing clinical trials of AG-348, we plan to initiate a phase 2 proof of concept trial of AG-348 in thalassemia in the fourth quarter of 2018.
We have worldwide development and commercial rights to AG-348 and expect to fund the future development and commercialization costs related to this program.
AG-270: Targeting MAT2A for the treatment of MTAP-deleted cancers
AG-270, a MAT2A inhibitor, is our development candidate focused on MTAP-deleted cancers. We submitted an IND for AG-270 in November 2017 and, in December 2017, the FDA concluded that we may proceed with a proposed phase 1 dose-escalation trial in multiple tumor types carrying an MTAP deletion, which we expect to initiate in the first quarter of 2018.

MTAP is a metabolic gene that is deleted in approximately 15 percent of all cancers. We have shown in preclinical studies that MTAP deletion predicts sensitivity to inhibition of a subset of enzymes involved in the synthesis or utilization of the methyl donor S-adenosylmethionine, or SAM. Among this subset of enzymes, we have targeted MAT2A, the enzyme responsible for the synthesis of SAM in tumor cells. We have discovered small molecule inhibitors of MAT2A, including AG-270, that reduce SAM production and cause antiproliferative effects in MTAP-null cancer cell lines in vitro and in MTAP-deleted tumor models in vivo. MTAP deletion is readily detected by a genomic or immunohistochemistry test, thus allowing the selection of patients predicted to be sensitive to the therapy.
In March 2017, we announced that Celgene designated AG-270 as a development candidate under our 2016 research agreement with Celgene, or the 2016 Agreement. Pursuant to the 2016 Agreement, Celgene paid us an $8.0 million designation fee upon its designation of AG-270 as a development candidate. Exploratory research, drug discovery and early development of AG-270 is led by us, and Celgene will have an opt-in right on AG-270 up through phase 1 dose escalation for at least a $30.0 million fee. Upon opt-in, we and Celgene will have global co-development and co-commercialization rights with a worldwide 50/50 cost and profit share on AG-270, and we will be eligible for up to $168.8 million in clinical and regulatory milestone payments.
Targeting DHODH for the treatment of hematologic malignancies
In January 2018, we announced that we plan to submit an IND in the fourth quarter of 2018 for our latest development candidate, an inhibitor of DHODH, licensed by us from Aurigene Discovery Technologies Limited, for the treatment of hematologic malignancies. We have discovered a lineage-specific dependence on DHODH in hematologic malignancies, particularly AML and diffuse large B-cell lymphoma. DHODH catalyzes a critical step in the biosynthesis of pyridimidines, which are critical for the production of RNA and DNA. We believe that DHODH inhibition will be differentiated from standard-of-care therapies, both by exhibiting activity in cancers that are resistant to standard-of-care chemotherapeutics and through a mechanism of anti-tumor effect that combines cell growth arrest and cellular differentiation.
Collaborations with Celgene
2016 Agreement
In May 2016, we entered into the 2016 Agreement with Celgene, which is focused on MIO. In addition to new programs identified under the 2016 Agreement, both parties also agreed that all future development and commercialization of two remaining cancer metabolism programs discovered under the 2010 Agreement, including AG-270, our MAT2A inhibitor, will be governed by the 2016 Agreement.
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
License agreements Under each license agreement under the 2016 Agreement, Celgene will be responsible for all post-option exercise worldwide development and associated costs, subject to specified exceptions, as well as worldwide commercialization and associated costs, for licensed products in the I&I field.
Financial terms Under the terms of the 2016 Agreement, we received an initial upfront payment in the amount of $200.0 million. The 2016 Agreement provides specified rights to extend the research term for up to two, or in specified cases, up to four, additional years by paying a $40.0 million per-year extension fee. Celgene will pay an $8.0 million designation fee for each program that Celgene designates for further development and for each continuation program. During the year ended December 31, 2017, we received $8.0 million from Celgene upon the designation of AG-270, our MAT2A inhibitor, as a development candidate. For each program as to which Celgene exercises its option to develop and commercialize, subject to antitrust clearance, Celgene will pay an option exercise fee of at least $30.0 million for any designated development program and at least $35.0 million for any continuation programs. In certain cases, Celgene may exercise its option to develop and commercialize two early-stage I&I programs, prior to Celgene designating the program for further development, by paying an option exercise fee of $10.0 million.
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
Ivosidenib Letter Agreement
On May 17, 2016, we entered into a letter agreement with Celgene regarding ivosidenib, or the Ivosidenib Letter Agreement. Under the Ivosidenib Letter Agreement, the parties agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which ivosidenib is the lead development candidate. Under the 2010 Agreement, Celgene had held development and commercialization rights to the IDH1 program outside of the United States, and we held such rights inside the United States. As a result of the Ivosidenib Letter Agreement, we obtained global rights to ivosidenib and the IDH1 program. Neither party will have any further financial obligation, including royalties or milestone payments, to the other concerning ivosidenib or the IDH1 program. Under the terms of the Ivosidenib Letter Agreement, the parties also agreed to conduct specified transitional activities in connection with the termination. In addition, pursuant to the Ivosidenib Letter Agreement, the parties are released from their exclusivity obligations under the 2010 Agreement with respect to the IDH1 program. The Ivosidenib Letter Agreement does not affect the AG-881 Agreements, which are directed to both the IDH1 target and the IDH2 target.
AG-881 Agreements
On April 27, 2015, we entered into a joint worldwide development and profit share collaboration and license agreement with Celgene, and our wholly owned subsidiary, Agios International Sarl, entered into a collaboration and license agreement with Celgene's wholly owned subsidiary, Celgene International II Sarl, or collectively, the AG-881 Agreements. The AG-881 Agreements establish a joint worldwide collaboration focused on the development and commercialization of AG-881 products. Under the terms of the AG-881 Agreements, we received an initial upfront payment of $10.0 million in May 2015 and are eligible to receive milestone-based payments. The parties will split all worldwide development costs equally, subject to specified exceptions, as well as any profits from any net sales of, or commercialization losses related to, licensed AG-881 products. Either party may, at its own expense and with the other party's permission, undertake additional development activities outside of the scope of the development plan agreed upon with the other party.
Financial terms We are eligible to receive up to $70.0 million in potential milestone payments under the AG-881 Agreements. The potential milestone payments are comprised of: (i) a $15.0 million milestone payment for filing of the first NDA in a major market, and (ii) up to $55.0 million in milestone payments upon achievement of specified regulatory milestone events. We may also receive royalties at tiered, low-double digit to mid-teen percentage rates on net sales if we elect not to participate in the development and commercialization of AG-881.
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
If we elect to opt-out of the AG-881 Agreements, then, in lieu of the profit or loss sharing described above, we would be eligible to receive royalties at tiered, low- to mid-teen percentage rates on Celgene’s net sales of licensed AG-881 products.
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
2010 Agreement
In April 2010, we entered into a collaboration agreement with Celgene focused on cancer metabolism, or the 2010 Agreement. The 2010 Agreement was amended in October 2011 and July 2014. The goal of the collaboration was to discover, develop and commercialize disease-altering therapies in oncology based on our cancer metabolism research platform. We initially led discovery, preclinical and early clinical development for all cancer metabolism programs under the collaboration. The discovery phase of the 2010 Agreement expired in April 2016.
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
Under the 2010 Agreement, we may also receive royalties at tiered, low-double digit to mid-teen percentage rates on net sales of IDHIFA®. Assuming all other revenue recognition criteria are met, royalty payments will be recognized as revenue in the period in which they are earned. During the year ended December 31, 2017, we earned $1.9 million in royalty revenue under the 2010 Agreement.
Termination. Unless terminated earlier by either party, the term of the 2010 Agreement will continue until the expiration of all royalty terms with respect to IDHIFA®. Celgene may terminate the 2010 Agreement for convenience in its entirety or with respect to IDHIFA® upon ninety days written notice to us. Either we or Celgene may terminate the 2010 Agreement, in its entirety or with respect to IDHIFA®, if the other party is in material breach and fails to cure such breach within the specified cure period. Either we or Celgene may terminate the 2010 Agreement in the event of specified insolvency events involving the other party.

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
If Celgene terminates the 2010 Agreement for convenience or if we terminate the agreement as a result of Celgene’s uncured material breach, the license we granted to Celgene with respect to IDHIFA® will end, and we will have specified rights for, and Celgene will take specified actions to assist us in continuing, the development, manufacture and commercialization of medicines from the IDHIFA® program.
Intellectual Property
Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our product candidates and our core technologies, including novel biomarker and diagnostic discoveries, and other know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary or intellectual property rights. Our policy is to seek to protect our proprietary and intellectual property position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.
We file patent applications directed to our key product candidates, including IDHIFA®, ivosidenib, AG-881, AG-348 and AG-270, in an effort to establish intellectual property positions regarding new chemical entities relating to these product candidates as well as uses of new chemical entities in the treatment of diseases. We also seek patent protection with respect to biomarkers that may be useful in selecting the right patient population for therapies with our product candidates. As of January 31, 2018 we owned or licensed approximately 16 issued U.S. patents, 26 pending U.S. patent applications, 75 issued foreign patents, 327 pending foreign patent applications, and 12 pending Patent Cooperation Treaty, or PCT, patent applications directed to our key product candidates. The foreign issued patents and patent applications are in a number of jurisdictions, including Argentina, Australia, Austria, Belgium, Brazil, Canada, China, the Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Japan, Lithuania, Mexico, the Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey, and the United Kingdom.
The intellectual property portfolios for our most advanced programs as of January 31, 2018 are summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office, or USPTO, can be significantly narrowed by the time they issue, if they issue at all. We expect this could be the case with respect to some of our pending patent applications referred to below.
IDH mutant inhibitor programs
The intellectual property portfolio for our IDH mutant inhibitor programs contains patent applications directed to compositions of matter for IDHIFA®, ivosidenib, and AG-881, as well as analogs thereof, and compositions of matter for IDH mutant inhibitors with different compound families, as well as methods of use for these novel compounds and diagnostic methods for detecting various IDH1 and IDH2 mutations. As of January 31, 2018, we owned approximately 10 issued U.S. patents, 10 issued foreign patents, 20 pending U.S. patent applications, 270 pending foreign patent applications in a number of jurisdictions, and 10 pending PCT patent applications directed to our IDH mutant product candidates. The patents that have issued or will issue for our IDH mutant product candidates will have a statutory expiration date of at least 2033 to 2034. Patent term adjustments or patent term extensions could result in later expiration dates.
PK deficiency program
The intellectual property portfolio for our PK deficiency program contains patent applications directed to compositions of matter for AG-348, as well as analogs thereof, and compositions of matter for PKR activators with different compound families, as well as methods of use for these novel compounds. As of January 31, 2018, we owned approximately six issued U.S. patents, 65 issued foreign patents, five pending U.S. patent applications and 55 pending foreign patent applications in a number of jurisdictions directed to our PK deficiency program, including our product candidate. The patents that have issued or will issue for our PK deficiency program will have a statutory expiration date of at least 2030. Patent term adjustments or patent term extensions could result in later expiration dates.
MTAP-deleted cancer program
The intellectual property portfolio for our MTAP-deleted cancer program contains patent applications directed to compositions of matter for AG-270, as well as analogs thereof and other compound families, as well as methods of use for these novel compounds and diagnostic methods for detecting MTAP deletions. As of January 31, 2018, we owned approximately one pending U.S. patent application, two pending foreign patent applications, and two pending PCT patent applications directed to our MTAP-deleted cancer program. The patents that would issue for our MTAP-deleted cancer program will have a statutory expiration date of at least 2037. Patent term adjustments or patent term extensions could result in later expiration dates.
The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug or biological product may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each medicine and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.
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
Cancer. In the field of cancer metabolism, our principal competitors include AstraZeneca Plc.; Bayer AG, or Bayer; Calithera Biosciences; Cornerstone Pharmaceuticals, Inc.; Daiichi Sankyo Company, Ltd., or Daiichi Sankyo; Eli Lilly and Company; Forma Therapeutics Holdings, LLC, or Forma; GlaxoSmithKline plc; Merck & Co.; Novartis International AG, or Novartis; Pfizer, Inc.; and Roche Holdings, Inc. and its subsidiary Genentech, Inc. For example, Bayer, Daiichi Sankyo and Forma are conducting phase 1 clinical trials of their IDH mutant inhibitors, BAY1436032, DS-1001b and FT-2102, respectively, in patients with hematologic and solid tumors, including AML, MDS and glioma. The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy and targeted drug therapy. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates may compete with many existing drug and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates will not be competitive with them. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors. In general, although there has been considerable progress over the past few decades in the treatment of cancer and the currently marketed therapies provide benefits to many patients, these therapies all are limited to some extent in their efficacy and frequency of adverse events and none are successful in treating all patients. As a result, the level of morbidity and mortality from cancer remains high.
In addition to currently marketed therapies, there are also a number of medicines in late stage clinical development to treat cancer, including immuno-oncology therapies. These medicines in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval. For example, several investigators have reported that IDH mutant AML and glioma are sensitive to poly (ADP-ribose) polymerase inhibition in cell culture and animal models. In the MIO field, our principal competitors include AstraZeneca PLC, Merck, Genentech, Bristol-Myers Squibb Company and Novartis.
Rare genetic diseases. In the field of RGDs, our principal competitors include Alexion Pharmaceuticals, Inc.; BioMarin Pharmaceutical, Inc.; Genzyme Corporation, a Sanofi company; and Shire Plc. In addition, Rocket Pharma LTD is in the preclinical stages of development of a gene therapy to treat patients with PK deficiency.
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
Manufacturing
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. To date, we have obtained materials for IDHIFA®, ivosidenib, AG-881, AG-348, and AG-270 for our ongoing and planned clinical testing from third-party manufacturers. Although we have long-term supply arrangements in place for the commercial supply of ivosidenib, we primarily obtain our supplies from these manufacturers on a purchase order basis. We do not currently have arrangements in place for redundant supply for bulk drug substance and drug product. As we have done for ivosidenib, for all of our other product candidates, we intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to submission of a NDA to the FDA.
IDHIFA®, ivosidenib, AG-881, AG-348, and AG-270 are organic compounds of low molecular weight, generally called small molecules. They can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale-up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.
We generally expect to rely on third parties for the manufacture and sale of any companion diagnostics we develop.
Research and Development Expenses
For the years ended December 31, 2017, 2016 and 2015, company-sponsored research and development expenses were $292.7 million, $220.2 million, and $141.8 million, respectively.
Review and Approval of Drugs in the United States
In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. The failure to comply with applicable requirements under the FDCA and other applicable laws at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.
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

•
performance of adequate and well‑controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

•	preparation and submission to the FDA of an NDA;

•	review of the product by an FDA advisory committee, where appropriate or if applicable;

•
satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;

•	payment of user fees and securing FDA approval of the NDA; and

•	compliance with any post‑approval requirements, including Risk Evaluation and Mitigation Strategies, or REMS, and post‑approval studies required by the FDA.

Preclinical studies
Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long‑term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.
Companies usually must complete some long‑term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and must also develop additional information about the chemistry and physical characteristics of the investigational product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
The IND and IRB processes
An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30‑day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30‑day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.
Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.
A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA regulatory requirements in order to use the study as support for an IND or application for marketing approval. Specifically, on April 28, 2008, the FDA amended its regulations governing the acceptance of foreign clinical studies not conducted under an IND as support for an IND or an NDA. The final rule provides that such studies must be conducted in accordance with GCP including review and approval by an independent ethics committee, or IEC, and informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non‑IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non‑IND foreign studies are conducted in a manner comparable to that required for IND studies.
In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct a continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.
Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee or DSMB. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.
Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website.
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
Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•
Phase 1. The drug is initially introduced into healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

•
Phase 2. The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•
Phase 3. The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well‑controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk‑benefit profile of the product and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if SAEs occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.
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
Submission of an NDA to the FDA
Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2018 is $2,421,495 for an application requiring clinical data. The sponsor of an approved NDA is also subject to a program fee for fiscal year 2018 of $304,162. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses.
The FDA conducts a preliminary review of an NDA within 60 days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in‑depth substantive review. The FDA has agreed to certain performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the date of filing, and most applications for “priority review” products are meant to be reviewed within six months of filing. The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.
Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre‑approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing (such as active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. The FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain drug applications, including applications for drugs in a shortage or drugs for which approval is dependent on remediation of conditions identified in the inspection report.
In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post‑approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.
The FDA may refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
Fast Track, Breakthrough Therapy, priority review and regenerative advanced therapy designations
The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life‑threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation, priority review designation and regenerative advanced therapy designation.
Specifically, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life‑threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.
Second, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life‑threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross‑disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.
Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment‑limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.
Finally, with passage of the 21st Century Cures Act, or Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy (as defined in the Cures Act) that is intended to treat, modify, reverse or cure a serious or life‑threatening disease or condition and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.
Accelerated approval pathway
The FDA may grant accelerated approval to a drug for a serious or life‑threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.
For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a drug.
The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of drugs for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.
The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post‑approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post‑marketing compliance requirements, including the completion of Phase 4 or post‑approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post‑approval studies, or confirm a clinical benefit during post‑marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.
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
If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post‑approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post‑market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.
Post‑approval requirements
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
In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third‑party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post‑market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post‑approval clinical trials;

•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.
The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, healthcare professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communications regarding off-label information, such as distributing scientific or medical journal information. If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementation regulations, as well as the Drug Supply Chain Security Act, or DSCSA, which regulates the distribution of and tracing of prescription drugs and prescription drug samples at the federal level, and sets minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCSA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

Section 505(b)(2) NDAs
NDAs for most new drug products are based on two full clinical studies which must contain substantial evidence of the safety and efficacy of the proposed new product. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the applicant for approval of the application “were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”
Thus, Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the applicant. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the Section 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, the applicant may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.
Abbreviated new drug applications for generic drugs
In 1984, with passage of the Hatch‑Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference‑listed drug, or RLD.
Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug...”
Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication Approved Drug Products with Therapeutic Equivalence Evaluations, also referred to as the Orange Book. Clinicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing clinicians or patient.
Under the Hatch‑Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non‑patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non‑patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.
The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three‑year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three‑year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five‑year NCE exclusivity, an award of three‑year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.
The FDA must establish a priority review track for certain generic drugs, requiring the FDA to review a drug application within eight (8) months for a drug that has three (3) or fewer approved drugs listed in the Orange Book and is no longer protected by any patent or regulatory exclusivities, or is on the FDA’s drug shortage list. The new legislation also authorizes the FDA to expedite review of ‘‘competitor generic therapies’’ or drugs with inadequate generic competition, including holding meetings with or providing advice to the drug sponsor prior to submission of the application.

Hatch‑Waxman patent certification and the 30‑month stay
Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.
Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;

•	the listed patent has expired;

•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

•	the listed patent is invalid, unenforceable or will not be infringed by the new product.
A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the ANDA applicant is not seeking approval).
If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant.
To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non‑patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.
Pediatric studies and exclusivity
Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act or FDASIA, in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time. For drugs intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss pediatric study plans with drug sponsors. The legislation requires the FDA to meet with drug sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than ninety (90) days after the FDA’s receipt of the study plan.
The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.
Pediatric exclusivity is another type of non‑patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non‑patent and orphan exclusivity. This six‑month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. With regard to patents, the six-month pediatric exclusivity period will not attach to any patents for which a generic (ANDA or 505(b)(2) NDA) applicant submitted a paragraph IV patent certification, unless the NDA sponsor or patent owner first obtains a court determination that the patent is valid and infringed by a proposed generic product.
Orphan drug designation and exclusivity
Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.
If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will be receiving orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity.
Orphan drug exclusivity will not bar approval of another orphan drug under certain circumstances, including if a subsequent product with the same drug for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan exclusivity regardless of a showing of clinical superiority.
Patent term restoration and extension
A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch‑Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one‑half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA. We cannot provide any assurance that any patent term extension with respect to any U.S. patent will be obtained and, if obtained, the duration of such extension, in connection with any of our product candidates.
The 21st Century Cures Act
On December 13, 2016, President Obama signed the Cures Act into law. The Cures Act is designed to modernize and personalize healthcare, spur innovation and research, and streamline the discovery and development of new therapies through increased federal funding of particular programs. It authorizes increased funding for the FDA to spend on innovation projects. The new law also amends the Public Health Service Act to reauthorize and expand funding for the NIH. The Act establishes the NIH Innovation Fund to pay for the cost of development and implementation of a strategic plan, early stage investigators and research. It also charges the NIH with leading and coordinating expanded pediatric research. Further, the Cures Act directs the Centers for Disease Control and Prevention to expand surveillance of neurological diseases.
With amendments to the FDCA and the Public Health Service Act, or PHSA, Title III of the Cures Act seeks to accelerate the discovery, development, and delivery of new medicines and medical technologies. To that end, and among other provisions, the Cures Act reauthorizes the existing priority review voucher program for certain drugs intended to treat rare pediatric diseases until 2020; creates a new priority review voucher program for drug applications determined to be material national security threat medical countermeasure applications; revises the FDCA to streamline review of combination product applications; requires the FDA to evaluate the potential use of “real world evidence” to help support approval of new indications for approved drugs; provides a new “limited population” approval pathway for antibiotic and antifungal drugs intended to treat serious or life‑threatening infections; and authorizes the FDA to designate a drug as a “regenerative advanced therapy,” thereby making it eligible for certain expedited review and approval designations.
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
Review and Approval of Drug Products in the European Union
In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.
Procedures governing approval of drug products in the European Union
Pursuant to the European Clinical Trials Directive, a system for the approval of clinical trials in the E.U. has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a E.U. member state in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial after a competent ethics committee has issued a favorable opinion. A clinical trial application, or CTA, must be accompanied by an investigational medicinal product dossier, or IMPD, with supporting information prescribed by the European Clinical Trials Directive and corresponding national laws of the member states and further detailed in applicable guidance documents.
To obtain marketing approval of a product under E.U. regulatory systems, an applicant must submit an MAA either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all E.U. member states. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional.
Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the EMA is responsible for conducting the initial assessment of a product. The CHMP is also responsible for several post‑authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the E.U., the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.
The decentralized procedure is available to applicants who wish to market a product in various E.U. member states where such product has not received marketing approval in any E.U. member states before. The decentralized procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state designated by the applicant, known as the reference member state. Under this procedure, an applicant submits an application based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment report and drafts of the related materials within 210 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report and related materials, each concerned member state must decide whether to approve the assessment report and related materials.
If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the European Commission, whose decision is binding on all member states.
Within this framework, manufacturers may seek approval of hybrid medicinal products under Article 10(3) of Directive 2001/83/EC. Hybrid applications rely, in part, on information and data from a reference product and new data from appropriate preclinical tests and clinical trials. Such applications are necessary when the proposed product does not meet the strict definition of a generic medicinal product, or bioavailability studies cannot be used to demonstrate bioequivalence, or there are changes in the active substance(s), therapeutic indications, strength, pharmaceutical form or route of administration of the generic product compared to the reference medicinal product. In such cases the results of tests and trials must be consistent with the data content standards required in the Annex to the Directive 2001/83/EC, as amended by Directive 2003/63/EC.
Hybrid medicinal product applications have automatic access to the centralized procedure when the reference product was authorized for marketing via that procedure. Where the reference product was authorized via the decentralized procedure, a hybrid application may be accepted for consideration under the centralized procedure if the applicant shows that the medicinal product constitutes a significant therapeutic, scientific or technical innovation, or the granting of a community authorization for the medicinal product is in the interest of patients at the community level.
Clinical trial approval in the European Union
Requirements for the conduct of clinical trials in the E.U. including GCP are set forth in the Clinical Trials Directive 2001/20/EC and the GCP Directive 2005/28/EC. Pursuant to Directive 2001/20/EC and Directive 2005/28/EC, as amended, a system for the approval of clinical trials in the E.U. has been implemented through national legislation of the E.U. member states. Under this system, approval must be obtained from the competent national authority of each E.U. member state in which a study is planned to be conducted. To this end, a CTA is submitted, which must be supported by an IMPD and further supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and other applicable guidance documents. Furthermore, a clinical trial may only be started after a competent ethics committee has issued a favorable opinion on the CTA in that country.
In April 2014, the E.U. passed the new Clinical Trials Regulation, (EU) No 536/2014, which will replace the current Clinical Trials Directive 2001/20/EC. To ensure that the rules for clinical trials are identical throughout the E.U., the new E.U. clinical trials legislation was passed as a regulation that is directly applicable in all E.U. member states. All clinical trials performed in the E.U. are required to be conducted in accordance with the Clinical Trials Directive 2001/20/EC until the new Clinical Trials Regulation (EU) No 536/2014 becomes applicable. According to the current plans of the EMA, the new Clinical Trials Regulation will become applicable in 2019. The Clinical Trials Directive 2001/20/EC will, however, still apply three years from the date of entry into application of the Clinical Trials Regulation to (i) clinical trials applications submitted before the entry into application and (ii) clinical trials applications submitted within one year after the entry into application if the sponsor opts for old system.
The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trial in the E.U. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the E.U. portal; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures that will spare sponsors from submitting broadly identical information separately to various bodies and different member states; a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I is assessed jointly by all member states concerned, and Part II is assessed separately by each member state concerned); strictly defined deadlines for the assessment of CTAs; and the involvement of the ethics committees in the assessment procedure in accordance with the national law of the member state concerned but within the overall timelines defined by the Clinical Trials Regulation.
Periods of authorization and renewals
Marketing authorization is valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re‑evaluation of the risk‑benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five‑year renewal. Any authorization which is not followed by the actual placing of the drug on the E.U. market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so‑called sunset clause).
Data and market exclusivity in the European Union
In the E.U., new chemical entities qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the E.U. from referencing the innovator’s data to assess a generic (abbreviated) application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten‑year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the sponsor is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company can complete a full MAA with a complete database of pharmaceutical test, preclinical tests and clinical trials and obtain marketing approval of its product.
Orphan drug designation and exclusivity
Regulation 141/2000 provides that a drug shall be designated as an orphan drug if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of a life‑threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Community when the application is made, or that the product is intended for the diagnosis, prevention or treatment of a life‑threatening, seriously debilitating or serious and chronic condition in the European Community and that without incentives it is unlikely that the marketing of the drug in the European Community would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Community or, if such method exists, the drug will be of significant benefit to those affected by that condition.
Regulation 847/2000 sets out criteria and procedures governing designation of orphan drugs in the E.U. Specifically, an application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. Marketing authorization for an orphan drug leads to a ten‑year period of market exclusivity. This period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation, for example because the product is sufficiently profitable not to justify market exclusivity. Market exclusivity can be revoked only in very selected cases, such as consent from the marketing authorization holder, inability to supply sufficient quantities of the product, demonstration of “clinically relevant superiority” by a similar medicinal product, or, after a review by the Committee for Orphan Medicinal Products, requested by a member state in the fifth year of the marketing exclusivity period (if the designation criteria are believed to no longer apply). Medicinal products designated as orphan drugs pursuant to Regulation 141/2000 shall be eligible for incentives made available by the European Community and by the member states to support research into, and the development and availability of, orphan drugs.
Regulatory requirements after marketing authorization
As in the United States, both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual E.U. Member States both before and after grant of the manufacturing and marketing authorizations. The holder of an E.U. marketing authorization for a medicinal product must, for example, comply with E.U. pharmacovigilance legislation and its related regulations and guidelines which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of medicinal products. The manufacturing process for medicinal products in the E.U. is also highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable E.U. laws, including compliance with E.U. cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients.
In the E.U., the advertising and promotion of approved products are subject to E.U. Member States’ laws governing promotion of medicinal products, interactions with clinicians, misleading and comparative advertising and unfair commercial practices. In addition, other legislation adopted by individual E.U. Member States may apply to the advertising and promotion of medicinal products. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off‑label promotion, which is prohibited in the European Union.
Brexit and the regulatory framework in the United Kingdom
On June 23, 2016, the electorate in the United Kingdom, or U.K. voted in favor of leaving the E.U, which is commonly referred to as “Brexit”. Thereafter, on March 29, 2017, the country formally notified the E.U. of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the U.K. from the E.U. will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the U.K. provides a notice of withdrawal pursuant to the E.U. Treaty. Since the regulatory framework for pharmaceutical products in the U.K. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from E.U. directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the U.K. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the U.K.

Pharmaceutical Coverage, Pricing and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of products will depend, in part, on the extent to which third‑party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third‑party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost‑effectiveness of medical products and services and imposing controls to manage costs. Third‑party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication.
In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost‑effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. Additionally, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Third‑party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development.
The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost‑containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost‑containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third‑party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
Outside the United States, ensuring adequate coverage and payment for our product candidates will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.
In the E.U., pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost‑effectiveness of a particular drug candidate to currently available therapies. For example, the E.U. provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. E.U. member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross‑border imports from low‑priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.
Healthcare Law and Regulation
Healthcare providers and third‑party payors play a primary role in the recommendation and prescription of drug products that are granted regulatory approval. Arrangements with providers, consultants, third‑party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Such restrictions under applicable federal and state healthcare laws and regulations, include the following:

•
the federal Anti‑Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

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

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willingly executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•
the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value to clinicians and teaching hospitals and clinician ownership and investment interests; and

•
analogous state and foreign laws and regulations, such as state anti‑kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non‑governmental third‑party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to clinicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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

Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and will stay in effect through 2024 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.
These healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price for any approved product and/or the level of reimbursement physicians receive for administering any approved product. Reductions in reimbursement levels may negatively impact the prices or the frequency with which products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. In May 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017. Thereafter, the Senate Republicans introduced and then updated a bill to replace the ACA known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the ACA without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017. In addition, the Senate considered proposed healthcare reform legislation known as the Graham-Cassidy bill. None of these measures was passed by the U.S. Senate.
The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Administration announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.
More recently, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.
Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session.

Segment Reporting and Geographical Information
We are engaged solely in the discovery and development of medicines in the field of cellular metabolism. Accordingly, we have determined that we operate in one operating segment. For segment and geographical financial information, see Note 2, Summary of Significant Accounting Policies, to the financial statements appearing elsewhere in this Annual Report on Form 10-K, which are incorporated herein by reference.
Our Scientific Founders and Advisors
Founders
Our founders are eminent scientists and authorities in cancer who have pioneered key advances in the field of cancer metabolism. Together, they provide scientific leadership and expertise in this field.
Lewis C. Cantley, Ph.D. Dr. Cantley is director of the Cancer Center at Weill Cornell Medical College and New York-Presbyterian Hospital. Dr. Cantley is a foremost expert in understanding the biochemical pathways linking cancer and energy metabolism.
Tak W. Mak, Ph.D. Dr. Mak is professor of medical biophysics, University of Toronto; director of the Advanced Medical Discovery Institute; and director of the Campbell Family Institute for Breast Cancer Research. Dr. Mak is a preeminent researcher of the biology of the immune system, the biology of apoptosis and the pathogenesis of cancer.
Craig B. Thompson, M.D. Dr. Thompson is president and CEO of Memorial Sloan-Kettering Cancer Center. Dr. Thompson is an authority in the study of how genes regulate apoptosis and metabolism and investigates their application in treating cancer.
Scientific Advisors
We have assembled a world-class scientific advisory board that includes renowned experts in cancer metabolism, oncology, drug discovery and translational medicine. These advisors work in close collaboration with our scientists to identify new research directions and accelerate our target validation and drug discovery programs.

Name	Primary affiliation
Joan Brugge, Ph.D.	Harvard Medical School
Lewis C. Cantley, Ph.D.	The Cancer Center at Weill Cornell Medical College and New York-Presbyterian Hospital
Ralph Deberardinis, M.D., Ph.D.	Children's Medical Center Research Institute at University of Texas Southwestern
William G. Kaelin, Jr., M.D.	Dana-Farber Cancer Institute and Harvard Medical School
Tak W. Mak, Ph.D.	University of Toronto and the Campbell Family Institute for Breast Cancer Research
Pier Paolo Pandolfi, M.D., Ph.D.	Beth Israel Deaconess Medical Center
Charles Sawyers, M.D.	Memorial Sloan-Kettering Cancer Center
Shin-San Michael Su, Ph.D.	Decibel Therapeutics
Marc Tessier-Lavigne, Ph.D.	Stanford University
Craig B. Thompson, M.D.	Memorial Sloan-Kettering Cancer Center
Matthew Vander Heiden, M.D., Ph.D.	Koch Institute for Integrative Cancer Research at Massachusetts Institute of Technology
Employees
As of December 31, 2017, we had 382 full-time employees, including 132 employees with M.D. or Ph.D. degrees. Of these full-time employees, 274 employees are engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
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
A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are posted on our website, www.agios.com, under the heading “Corporate Governance” and are available in print to any person who requests copies by contacting us by calling (617) 649-8600 or by writing to Agios Pharmaceuticals, Inc., 88 Sidney Street, Cambridge, Massachusetts 02139.
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
Since inception, we have incurred significant operating losses. Our net losses were $314.7 million, $198.5 million and $117.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $798.1 million. Other than revenue from royalties on sales of IDHIFA®, we have not generated any revenue from product sales. Our most advanced product candidates are in clinical development stages and we have not yet obtained marketing approval for a product candidate, other than U.S. Food and Drug Administration's, or FDA, approval of IDHIFA® in August 2017 for the treatment of adult patients with relapsed or refractory acute myeloid leukemia, or R/R AML, and an IDH2 mutation as detected by an FDA-approved test. We have financed our operations primarily through private placements of our preferred stock, our initial public offering and the concurrent private placement, our follow-on public offerings and our collaboration agreements with Celgene Corporation and its subsidiaries, or Celgene, focused on cancer metabolism and metabolic immuno-oncology. We have devoted substantially all of our efforts to research and development. Although we may from time to time report profitable results, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	initiate and continue clinical trials for our product candidates, including: ivosidenib, AG-881, AG-348, and AG-270;

•	continue our research and preclinical development of our product candidates;

•	seek to identify additional product candidates;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;

•	require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel;

•	add additional personnel to support our product development and planned future commercialization efforts and our operations;

•	add equipment and physical infrastructure to support our research and development; and

•	acquire or in-license other medicines and technologies.
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
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate and continue clinical trials of, and seek marketing approvals for, our product candidates. For example, we submitted a new drug application, or NDA, for ivosidenib in IDH1 mutant-positive R/R AML in December 2017. Pursuant to the 2010 Agreement, we have certain co-promotion rights to IDHIFA® in the U.S. Although Celgene will reimburse us for our co-promotion efforts for IDHIFA® under the 2010 Agreement, if we obtain additional marketing approvals for any of our other product candidates, such as ivosidenib, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of Celgene or other collaborators. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.
We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2017, together with the net proceeds from our January 2018 follow-on public offering, anticipated product and royalty revenue, anticipated interest income, anticipated expense reimbursements under our collaboration agreements, but excluding any additional program-specific milestone payments, will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2020. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

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
We are reliant on Celgene for the successful development and commercialization of IDHIFA®. If Celgene does not successfully commercialize IDHIFA® for the treatment of adult patients with R/R AML and an IDH2 mutation, our future prospects may be substantially harmed.
In August 2017, the FDA approved IDHIFA® for the treatment of adult patients with R/R AML and an IDH2 mutation, on the basis of an NDA submitted by Celgene. Although IDHIFA® has received FDA approval in R/R AML with an IDH2 mutation, we and Celgene are still evaluating IDHIFA® in other clinical trials. Celgene maintains worldwide development and commercial rights to IDHIFA® and Celgene will fund the development and commercialization costs related to this program, although we have certain co-commercialization and co-promotion rights to IDHIFA®. Under the 2010 Agreement, Celgene is responsible for all development costs for IDHIFA®, and we are eligible to receive up to $95.0 million in milestone payments and a tiered royalty on any net sales of products containing IDHIFA®. Thus, our ability to generate product revenue from IDHIFA® will depend heavily on Celegene’s successful development and eventual commercialization of the product.

The development and commercialization of IDHIFA® could be unsuccessful if:

•	IDHIFA® becomes no longer accepted as safe, efficacious, and cost-effective for the treatment of adult patients with R/R AML and an IDH2 mutation in the medical community and by third-party payors;

•	Celgene fails to continue to apply the necessary financial resources and expertise to manufacturing, marketing and selling IDHIFA®;

•	Celgene does not continue to develop and implement effective marketing, sales and distribution strategies and operations for development and commercialization of IDHIFA®;

•	Celgene does not continue to develop, validate and maintain a commercially viable manufacturing process for IDHIFA® that is compliant with current good manufacturing practices;

•	Celgene do not successfully obtain third party reimbursement and generate commercial demand that results in sales of IDHIFA®;

•	we or Celgene encounter any third party patent interference, derivation, inter partes review, post-grant review, reexamination or patent infringement claims with respect to IDHIFA®;

•	Celgene does not comply with regulatory and legal requirements applicable to the sale of IDHIFA®;

•	competing drug products are approved for the same indications as IDHIFA®;

•	new safety risks are identified;

•
IDHIFA® does not demonstrate acceptable safety and efficacy in current or future clinical trials, or otherwise does not meet applicable regulatory standards for approval in indications other than for the treatment of adult patients with R/R AML and an IDH2 mutation;

•	Celgene determines to re-prioritize its commercial or development programs and reduce or terminate its efforts on the development or commercialization of IDHIFA®; or

•	Celgene does not maintain or defend intellectual property rights associated with IDHIFA®.
If we or Celgene experience significant delays or an inability to successfully commercialize IDHIFA®, our business would be materially harmed.
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
We depend heavily on the success of our most advanced product candidates, which are still in clinical development. Clinical trials of our product candidates may not be successful. If we or our collaborators are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
We have invested a significant portion of our efforts and financial resources in the identification of our most advanced clinical product candidates, which are ivosidenib and AG-881 for the treatment of hematological and solid tumors and AG-348 for the treatment of pyruvate kinase, or PK, deficiency. We have initiated clinical trials for these product candidates. In December 2017, we submitted an NDA to the FDA for ivosidenib for the treatment of patients with R/R AML and an IDH1 mutation. We also plan to submit a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for ivosidenib for IDH1 mutant-positive R/R AML in the fourth quarter of 2018. In addition, we intend to initiate two global, pivotal trials of AG-348 in PK deficiency in the first half of 2018, and we also expect to initiate a phase 2 proof of concept trial of AG-348 in thalassemia in the fourth quarter of 2018. Our next most advanced cancer product candidate is AG-270. We submitted an investigational new drug application, or IND, for AG-270 in November 2017 and, in December 2017, the FDA concluded that we may proceed with a proposed phase 1 dose-escalation trial in multiple tumor types carrying a methylthioadenosine phosphorylase deletion, which we expect to initiate in the first quarter of 2018. We have not commenced clinical trials for any of our other product candidates. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of our product candidates.
The success of ivosidenib and our other product candidates will depend on many factors, including the following:

•	successful enrollment in, and completion of, clinical trials;

•	safety, tolerability and efficacy profiles that are satisfactory to the FDA, the EMA or any comparable foreign regulatory authority for marketing approval;

•	timely receipt of marketing approvals from applicable regulatory authorities;

•	establishing both clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	the performance of any collaborators;

•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our medicines;

•	launching commercial sales of the medicines, if and when approved, whether alone or in collaboration with others;

•	acceptance of the medicines, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	continuing acceptable safety profile for the medicines following approval;

•	enforcing and defending intellectual property rights and claims; and

•	achieving desirable medicinal properties for the intended indications.
Many of these factors are beyond our control, including clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any collaborator. If we or any collaborators do not achieve one or more of these factors in a timely manner or at all, we or such collaborators could experience significant delays or an inability to successfully commercialize our most advanced product candidates, which would materially harm our business.
If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
We, and any collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. We have not previously submitted similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. In December 2017, we submitted an NDA to the FDA for ivosidenib in IDH1 mutant-positive R/R AML, and we plan to submit an MAA to the EMA for ivosidenib for IDH1 mutant-positive R/R AML in the fourth quarter of 2018. However, we can provide no assurance that we will receive regulatory approval of ivosidenib on the timeframe we expect, or at all.
Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of product development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. For instance, in December 2016, we withdrew our IND for AG-519, our second PKR activator, following verbal notification of a clinical hold from the FDA relating to a previously disclosed case of drug-induced cholestatic hepatitis which occurred in our phase 1 clinical trial of AG-519 in healthy volunteers. Although these decisions and this hepatic adverse event finding do not affect our ongoing global phase 2 clinical trial, also known as DRIVE PK, for AG-348, our first PKR activator, we cannot provide any assurances that there will not be similar or other treatment-related severe adverse events in DRIVE PK or our other clinical trials, that our other trials will not be placed on clinical hold in the future, or that patient recruitment for DRIVE PK or our other trials will not be adversely impacted.
It is possible that even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by our product candidates, or mistakenly believe that our product candidates are toxic or not well-tolerated when that is not in fact the case.
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
In addition, other companies are conducting clinical trials, or may in the future conduct clinical trials, which may have similar eligibility criteria as our current or future clinical trials. For example, Daiichi Sankyo Company, Ltd., with DS-1001b, Bayer AG, or Bayer, with BAY1436032, and Forma Therapeutics Holdings, LLC, with FT-2102, are currently conducting clinical trials in patients with IDH1 mutant positive-cancers, and Rocket Pharma LTD is in the preclinical stages of development for a gene therapy targeting PK deficiency. As these companies and others initiate and conduct clinical trials, they may compete for eligible patients with our clinical trials of ivosidenib, AG-881 or AG-348. Competition for these patients may make it particularly difficult for us to enroll enough patients to complete our clinical trials for ivosidenib, AG-881 or AG-348 in a timely and cost-effective manner.

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
With the exception of IDHIFA®, all of our most advanced product candidates are still in clinical stage development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, any future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If adverse effects were to arise in patients being treated with any of our product candidates, it could require us to halt, delay or interrupt clinical trials of such product candidate or adversely affect our ability to obtain requisite approvals to advance the development and commercialization of such product candidate. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any future collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in earlier stage testing for treating cancer, RGDs or other diseases have later been found to cause side effects that prevented further development of the compound. For instance, in December 2016, we withdrew our IND for AG-519, our second PKR activator, following verbal notification of a clinical hold from the FDA relating to a previously disclosed case of drug-induced cholestatic hepatitis which occurred in our phase 1 clinical trial of AG-519 in healthy volunteers. Although these decisions and this hepatic adverse event finding do not affect our ongoing global phase 2 clinical trial (DRIVE PK) for AG-348, our first PKR activator, we cannot provide any assurances that there will not be similar or other treatment-related severe adverse events in DRIVE PK or our other clinical trials, that our other trials will not be placed on clinical hold in the future, or that patient recruitment for DRIVE PK or our other trials will not be adversely impacted.
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
If we are unable to successfully develop companion diagnostics for our product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our therapeutics.
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
In December 2017, we submitted an NDA to the FDA for ivosidenib in IDH1 mutant-positive R/R AML, and we plan to submit an MAA to the EMA for ivosidenib for IDH1 mutant-positive R/R AML in the fourth quarter of 2018. It is possible that the FDA or EMA may refuse to accept our applications for substantive review, or that the FDA or EMA may conclude after review of our data that our application is insufficient to obtain marketing approval of ivosidenib in the United States and the European Union, or E.U., respectively. If the FDA or EMA does not accept or approve our NDA for ivosidenib or the MAA for ivosidenib that we plan to submit, respectively, we may be required to conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data to regulators before our application will be reconsidered. Depending on the extent of these or any other FDA- or EMA-required trials or studies, acceptance or approval of our NDA for ivosidenib or the MAA for ivosidenib that we plan to submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA or EMA to accept or approve our NDA for ivosidenib or the MAA for ivosidenib that we play to submit, respectively. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing ivosidenib in the United States and/or abroad, generating revenue and achieving and sustaining profitability. If any of these outcomes occur, either to ivosidenib or to any future product candidate for which we may seek marketing approval, we may be forced to abandon our development efforts for ivosidenib or such future product candidates, which could significantly harm our business.
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
The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and we and our collaborators will face competition with respect to any product candidates that we or they may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates, such as AML and high risk myelodysplasia. For example, Jazz Pharmaceuticals plc, Novartis, and Abbvie Inc. (in collaboration with Roche Holdings Inc., or Roche) and Bayer are each developing or marketing therapies to treat AML. Some competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches, for example, in the area of RGDs. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.
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
There are also a number of product candidates in preclinical or clinical development by third parties to treat cancer and RGDs by targeting cellular metabolism. These companies include large pharmaceutical companies, including AstraZeneca plc, Bayer, Eli Lilly and Company, Roche and its subsidiary Genentech, Inc., GlaxoSmithKline plc, Merck & Co., or Merck, Pfizer, Inc., and Genzyme, a Sanofi company. There are also biotechnology companies of various sizes that are developing therapies to target cellular metabolism, including Alexion Pharmaceuticals, Inc., BioMarin Pharmaceutical Inc., Calithera Biosciences, Inc., Cornerstone Pharmaceuticals, Inc., Daiichi Sankyo Company, Ltd. with its IDH1 mutant inhibitor DS-1001b, Forma Therapeutics Holdings LLC with its IDH1 mutant inhibitor FT-2102, Shire Plc, Raze Therapeutics, Inc. and Selvita S.A. In addition, there are several companies developing immunotherapies, including metabolic immunotherapies, targeting cancer, including AstraZeneca PLC, Merck, Bristol-Myers Squibb Company and Novartis. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
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
If the FDA does not grant our products appropriate periods of data exclusivity before approving generic versions of our products, the sales of our products could be adversely affected.
With FDA approval of an NDA, the product covered by the application is specified as a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. Manufacturers may seek approval of generic versions of reference-listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug and that the generic version is bioequivalent to the reference-listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any reference-listed drug may be typically lost to the generic product.
The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference-listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference-listed drug. The FDCA also provides a period of three years of new clinical investigation, or NCI, data exclusivity in connection with the approval of a supplemental indication for the product for which a clinical trial is essential for approval.
In the event that a generic manufacturer is somehow able to obtain FDA approval without adherence to these periods of data exclusivity, the competition that our approved products may face from generic versions could negatively impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on our investments in those product candidates.
Even if we or any collaborators are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.
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

Our internal computer systems, or those of any collaborators or contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.
Our internal computer systems and those of any collaborators, contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.
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
We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing and for commercial supply of any of these product candidates for which we or our collaborators obtain marketing approval. To date, we have obtained materials for our product candidates for our ongoing preclinical and clinical testing from third-party manufacturers. Although we have long-term supply agreements in place for commercial supply of ivosidenib with third-party manufacturers, we purchase the rest of our required drug supply on a purchase order basis.
We may be unable to establish any further long-term supply agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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
Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply for bulk drug substance or drug product. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.
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
Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters
Even if we complete necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. If we or our collaborators are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or they will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and comparable regulatory authorities in other countries. With the exception of IDHIFA®, we and our collaborators have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. In December 2017, we submitted an NDA to the FDA for ivosidenib in IDH1 mutant-positive R/R AML, and we plan to submit an MAA to the EMA for ivosidenib for IDH1 mutant-positive R/R AML in the fourth quarter of 2018. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process.
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
The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application we submit, including our recently filed NDA for ivosidenib, or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we or our collaborators ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved medicine not commercially viable.
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
In order to market and sell our medicines in the E.U. and many other jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. In particular, although we plan to file an MAA with EMA for ivosidenib in the future, we may not be successful in obtaining EMA approval of ivosidenib on a timely basis, or ever. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our medicines in any market.

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the E.U., commonly referred to as Brexit. On March 29, 2017, the country formally notified the E.U. of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from E.U. directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the E.U. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the E.U. and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or E.U. for our product candidates, which could significantly and materially harm our business.
A fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process, nor does it assure approval of the product candidate by FDA.
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
We, or any future collaborators, may not be able to obtain orphan drug designation or orphan drug exclusivity for our drug candidates and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving competing drugs.
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States.
Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same product for that time period. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. Moreover, even after an orphan drug is approved, the FDA can subsequently approve a different product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.
On August 3, 2017, the Congress passed the FDA Reauthorization Act of 2017 (FDARA). FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
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
Non-compliance with E.U. requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the E.U. requirements regarding the protection of personal information can also lead to significant penalties and sanctions.
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
Under the CURES Act and the Trump Administration’s regulatory reform initiatives, the FDA’s policies, regulations and guidance may be revised or revoked and that could prevent, limit or delay regulatory approval of our product candidates, which would impact our ability to generate revenue.
In December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.
We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under-staffed FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations, however it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
Current and future legislation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval and commercialize our drug candidates and affect the prices we, or they, may obtain.
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any drugs for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved drugs.
Among the provisions of the Patient Protection and Affordable Care Act, or ACA, of potential importance to our business and our drug candidates are the following:

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

•
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report certain financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and will stay in effect through 2024 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.
We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. In May 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017. Thereafter, the Senate Republicans introduced and then updated a bill to replace the

ACA known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the ACA without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017. In addition, the Senate considered proposed healthcare reform legislation known as the Graham-Cassidy bill. None of these measures was passed by the U.S. Senate.
The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Administration announced that it will discontinue the payment of cost-sharing reduction (CSR) payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.
More recently, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session.
We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates.
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
Moreover, legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent drug labeling and post-marketing testing and other requirements.
We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. In addition, we may engage third party intermediaries to promote our clinical research activities abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities.
Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas, investigations, or other enforcement actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor which can result in added costs and administrative burdens.
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
If we obtain approval to commercialize our product candidates outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.
We expect that we will be subject to additional risks in commercializing our product candidates outside the United States, including:

•	different regulatory requirements for approval of drugs in foreign countries;

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires.
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
Risks Related to Our Common Stock and Other Matters
Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
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
The trading price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since January 1, 2014 the price of our common stock on the NASDAQ Global Select Market has ranged from $21.70 per share to
138.85 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	the timing and results of clinical trials of product candidates;

•	commencement or termination of collaborations for our development programs;

•	failure or discontinuation of any of our development programs;

•	results of clinical trials of product candidates of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to develop additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results or development timelines;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or other stockholders;

•	variations in our financial results, including fluctuations in levels of royalties on sales of IDHIFA®, or results of companies that are perceived to be similar to us;

•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.
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
As of December 31, 2017, our executive officers, directors and a small group of stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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
Under Section 382 of the Internal Revenue Code of 1986, as amended, or the IRC, if a company undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. Our prior equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. We completed a review of our changes in ownership through December 31, 2017, and determined that we had a qualified ownership change since our last review as of December 31, 2011. We do not expect that this or any previous changes of ownership will result in our net operating loss carryforwards or certain other tax attributes expiring unutilized. Future ownership changes under Section 382 may limit the amount of net operating loss and tax credit carryforwards that we could potentially utilize to reduce future tax liabilities.
The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.
On December 22, 2017, President Trump signed into law new legislation that significantly revised the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.
We are subject to taxation in numerous U.S. states and territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted federal income tax law, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We currently lease approximately 146,030 square feet at 88 Sidney Street, Cambridge, Massachusetts. This lease, as amended, expires on January 31, 2025. We also lease approximately 27,100 square feet at 64 Sidney Street, Cambridge, Massachusetts. This lease also expires on January 31, 2025. At the end of the initial lease period, we have the option to extend the leases at one or both facilities for two consecutive five year periods at the fair market rent at the time of the extension.
We believe our existing facilities are adequate for our current needs and that additional space will be available in the future on commercially reasonable terms as needed.
Item 3. Legal Proceedings
As of December 31, 2017, we were not a party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been publicly traded on the NASDAQ Global Select Market under the symbol “AGIO” since July 24, 2013. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sales prices of our common stock as reported on the NASDAQ Global Select Market for each quarter in the years ended December 31, 2017 and 2016.

2017	High	Low
First Quarter	$58.65	$39.24
Second Quarter	$59.58	$45.11
Third Quarter	$67.72	$50.91
Fourth Quarter	$72.73	$51.62

2016	High	Low
First Quarter	$66.87	$33.50
Second Quarter	$66.74	$39.36
Third Quarter	$54.99	$35.84
Fourth Quarter	$67.74	$40.59
Holders
As of February 9, 2018, there were approximately 16 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
Dividends
We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends to holders of common stock in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans
Information about our equity compensation plans is incorporated herein by reference to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K.
Performance Graph
The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, or SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, nor shall such information be incorporated by reference into any future filing under the Exchange Act or the Securities Act of 1933, as amended, or the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the performance of our common stock to the NASDAQ Composite Index and the NASDAQ Biotechnology Index from July 24, 2013 (the first date that shares of our common stock were publicly traded) through December 31, 2017. The comparison assumes $100 was invested after the market closed on July 24, 2013 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of shares of our common stock during the fourth quarter of 2017.

Item 6. Selected Consolidated Financial Data
You should read the following selected historical consolidated financial data along with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes thereto contained in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.
The financial information included in the tables below are derived from audited financial statements.
Our consolidated statements of operations are summarized as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statements of Operations:
Collaboration revenue – related party	$41,074	$69,892	$59,119	$65,358	$25,548
Royalty revenue – related party	1,937	—	—	—	—
Total revenue	43,011	69,892	59,119	65,358	25,548
Operating expenses:
Research and development (net of $7,811, $19,714 and $25,173 of cost reimbursement from related party for the years ended December 31, 2017, 2016 and 2015, respectively)	292,681	220,163	141,827	100,371	54,502
General and administrative	71,124	50,714	35,992	19,120	9,929
Total operating expenses	363,805	270,877	177,819	119,491	64,431
Loss from operations	(320,794)	(200,985)	(118,700)	(54,133)	(38,883)
Interest income	6,124	2,514	968	203	55
Loss before (benefit) provision for income taxes	(314,670)	(198,471)	(117,732)	(53,930)	(38,828)
(Benefit) provision for income taxes	—	—	—	(426)	579
Net loss	(314,670)	(198,471)	(117,732)	(53,504)	(39,407)
Cumulative preferred stock dividends	—	—	—	—	(4,162)
Net loss applicable to common stockholders	$(314,670)	$(198,471)	$(117,732)	$(53,504)	$(43,569)
Net loss per share – basic and diluted	$(6.75)	$(5.07)	$(3.15)	$(1.59)	$(2.83)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	46,587,631	39,126,400	37,429,262	33,667,024	15,415,373
Our consolidated balance sheets are summarized as follows (in thousands):

	December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet:
Cash, cash equivalents and marketable securities	$567,750	$573,564	$375,907	$467,447	$193,894
Total assets	614,397	619,094	420,065	491,904	201,205
Total liabilities	238,894	260,503	74,947	67,538	69,723
Common stock	49	42	38	37	31
Additional paid-in capital	1,174,904	842,013	630,078	591,334	244,881
Accumulated deficit	(798,061)	(483,151)	(284,680)	(166,948)	(113,444)
Total stockholders’ equity	375,503	358,591	345,118	424,366	131,482

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review "Item 1A, Risk Factors" of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a biopharmaceutical company committed to the fundamental transformation of patients’ lives through scientific leadership in the field of cellular metabolism, with the goal of making transformative, first- or best-in-class medicines. Our therapeutic areas of focus are cancer and rare genetic diseases, or RGDs, which are diseases that are directly caused by changes in genes or chromosomes, often passed from one generation to the next. Most RGDs are often associated with severe or life-threatening features. The incidence of a single RGD can vary widely but is generally very infrequent, usually equal to or less than one per 100,000 births. In both areas of cancer and RGDs, we are seeking to unlock the biology of cellular metabolism as a platform to create transformative therapies.
Our first commercial cancer product is IDHIFA®. In August 2017, the U.S. Food and Drug Administration, or FDA, granted our collaboration partner Celgene Corporation, or Celgene, approval of IDHIFA® for the treatment of adult patients with relapsed or refractory acute myeloid leukemia, or R/R AML, and an isocitrate dehydrogenase 2, or IDH2, mutation as detected by an FDA-approved test. IDHIFA®, an oral targeted inhibitor of the mutated IDH2 enzyme, is the first and only FDA-approved therapy for patients with R/R AML and an IDH2 mutation.
Our most advanced clinical cancer product candidates are ivosidenib, which targets mutated isocitrate dehydrogenase 1, or IDH1, and AG-881, which is a brain-penetrant pan-IDH mutant inhibitor. These mutations are found in a wide range of hematological malignancies and solid tumors. In December 2017, we submitted a new drug application, or NDA, to the FDA for ivosidenib for the treatment of patients with R/R AML and an IDH1 mutation. We plan to submit an Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for ivosidenib for IDH1 mutant-positive R/R AML in the fourth quarter of 2018.
Our next most advanced cancer product candidate is AG-270, an inhibitor of methionine adenosyltransferase 2a, or MAT2A. We submitted an investigational new drug application, or IND, for AG-270 in November 2017, and in December 2017 the FDA concluded that we may proceed with our planned phase 1 dose-escalation trial of AG-270 in multiple tumor types carrying a methylthioadenosine phosphorylase, or MTAP, deletion.
Our most advanced preclinical cancer product candidate is an inhibitor of the metabolic enzyme dihydroorotate dehydrogenase, or DHODH. We plan to submit an IND for our DHODH inhibitor for the treatment of hematologic malignancies in the fourth quarter of 2018.
The lead product candidate in our RGD program, AG-348, targets pyruvate kinase-R for the treatment of pyruvate kinase, or PK, deficiency. PK deficiency is a rare genetic disorder that often results in severe hemolytic anemia, jaundice and lifelong conditions associated with chronic anemia and secondary complications due to inherited mutations in the pyruvate kinase enzyme within red blood cells, or RBCs. We intend to initiate two global, pivotal trials of AG-348 in PK deficiency in the first half of 2018: ACTIVATE-T, a single arm trial of approximately 20 regularly transfused patients, is expected to initiate in the first quarter of 2018, and ACTIVATE, a 1:1 randomized, placebo-controlled trial of approximately 80 patients who do not receive regular transfusions, is expected to initiate in the second quarter of 2018. We also expect to initiate a phase 2 proof of concept trial of AG-348 in thalassemia in the fourth quarter of 2018.
In addition to the aforementioned development programs, we are seeking to advance a number of early-stage discovery programs in the areas of cancer metabolism, RGDs and metabolic immuno-oncology, or MIO, a developing field which aims to modulate the activity of relevant immune cells by targeting critical metabolic nodes, thereby, enhancing the immune mediated anti-tumor response.
Celgene Collaboration Agreements
2016 Agreement
In May 2016, we entered into the 2016 Agreement with Celgene, which is focused on MIO, or the 2016 Agreement. In addition to new programs identified under the 2016 Agreement, both parties also agreed that all future development and commercialization of two remaining cancer metabolism programs discovered under the 2010 Agreement, including AG-270, our MAT2A inhibitor, will be governed by the 2016 Agreement.

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
Ivosidenib Letter Agreement
On May 17, 2016, we entered into a letter agreement with Celgene regarding ivosidenib, or the Ivosidenib Letter Agreement. Under the Ivosidenib Letter Agreement, the parties agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which ivosidenib is the lead development candidate. Under the 2010 Agreement, Celgene had held development and commercialization rights to the IDH1 program outside of the United States, and we held such rights inside the United States. As a result of the Ivosidenib Letter Agreement, we obtained global rights to ivosidenib and the IDH1 program. Neither party will have any further financial obligation, including royalties or milestone payments, to the other concerning ivosidenib or the IDH1 program. Under the terms of the Ivosidenib Letter Agreement, the parties also agreed to conduct specified transitional activities in connection with the termination. In addition, pursuant to the Ivosidenib Letter Agreement, the parties are released from their exclusivity obligations under the 2010 Agreement with respect to the IDH1 program. The Ivosidenib Letter Agreement does not affect the AG-881 Agreements, which are directed to both the IDH1 target and the IDH2 target.
AG-881 Agreements
On April 27, 2015, we entered into a joint worldwide development and profit share collaboration and license agreement with Celgene, and our wholly owned subsidiary, Agios International Sarl, entered into a collaboration and license agreement with Celgene's wholly owned subsidiary, Celgene International II Sarl, or collectively, the AG-881 Agreements. The AG-881 Agreements establish a joint worldwide collaboration focused on the development and commercialization of AG-881 products. Under the terms of the AG-881 Agreements, we received an initial upfront payment of $10.0 million in May 2015 and are eligible to receive milestone-based payments. The parties will split all worldwide development costs equally, subject to specified exceptions, as well as any profits from any net sales of, or commercialization losses related to, licensed AG-881 products. Either party may, at its own expense and with the other party's permission, undertake additional development activities outside of the scope of the development plan agreed upon with the other party.

2010 Agreement
In April 2010, we entered into a collaboration agreement with Celgene focused on cancer metabolism, or the 2010 Agreement. The 2010 Agreement was amended in October 2011 and July 2014. The goal of the collaboration was to discover, develop and commercialize disease-altering therapies in oncology based on our cancer metabolism research platform. We initially led discovery, preclinical and early clinical development for all cancer metabolism programs under the collaboration. The discovery phase of the 2010 Agreement expired in April 2016.
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
Financial Operations Overview
General
Since inception, our operations have primarily focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials. To date, we have financed our operations primarily through funding received from the 2010 Agreement, the AG-881 Agreements, the 2016 Agreement, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings.
Additionally, since inception, we have incurred significant operating losses. Our net losses were $314.7 million, $198.5 million and $117.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $798.1 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from year to year. We anticipate that our expenses will increase significantly as we continue to advance and expand clinical development activities for our lead programs: IDHIFA®, ivosidenib, AG-881, AG-348, and AG-270; continue to discover and validate novel targets and drug product candidates; expand and protect our intellectual property portfolio; and hire additional commercial, development and scientific personnel.
Revenue
Through December 31, 2017, we have not generated any revenue from product sales. All of our revenue to date has been derived from our collaborations or royalty revenue on sales of IDHIFA®. In the future, we will seek to generate revenue from a combination of product sales, royalties on product sales, cost reimbursements, milestone payments, and upfront payments to the extent we enter into future collaborations or licensing agreements.
Research and development expenses
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as our product candidate development programs progress. However, the successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development and commercialize these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from IDHIFA®, ivosidenib, AG-881, AG-348, AG-270, or any of our other product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

•	establishing an appropriate safety profile with IND, and/or NDA enabling toxicology and clinical studies;

•	the successful enrollment in, and completion of, clinical trials;

•	the receipt of marketing approvals from applicable regulatory authorities;

•	establishing compliant commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others; and

•	maintaining an acceptable safety profile of the products following approval.
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
The following summarizes our most advanced programs:
IDHIFA®
IDHIFA® is an orally available, selective, potent inhibitor of the mutated IDH2 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH2 mutations, including those with AML, who have a historically poor prognosis. In August 2017, the FDA granted Celgene approval of IDHIFA® for the treatment of adult patients with R/R AML and an IDH2 mutation as detected by an FDA-approved test.
The FDA has granted orphan drug designation for IDHIFA® for treatment of patients with AML and fast track designation for treatment of patients with AML that harbor an IDH2 mutation, and the EMA granted orphan drug designation for IDHIFA® for the treatment of AML.
We continue to evaluate IDHIFA® in the following clinical trials, which are led and funded by Celgene:

•
A phase 1/2 multicenter, open-label, clinical trial, initially conducted by us but which Celgene has assumed primary responsibility for, to assess the safety, clinical activity, and tolerability of IDHIFA® in patients with advanced hematologic malignancies with an IDH2 mutation.

•
A phase 1b, multicenter, international, open-label clinical trial, conducted by us, to evaluate the safety and clinical activity of IDHIFA® or ivosidenib in combination with induction and consolidation therapy in patients with newly diagnosed AML with an IDH2 or IDH1 mutation who are eligible for intensive chemotherapy.

•
A phase 1/2 frontline combination clinical trial, conducted by Celgene, of either IDHIFA® or ivosidenib in combination with VIDAZA® (azacitidine) in newly diagnosed AML patients not eligible for intensive chemotherapy, with a phase 1 component to determine the safety of the combinations, followed by a phase 2 randomized component evaluating the safety and clinical activity of the IDHIFA® investigational combination versus single-agent VIDAZA® using a primary endpoint of overall response rate, or ORR.

•
IDHENTIFY, an international phase 3, multi-center, open-label, randomized clinical trial, conducted by Celgene, designed to compare the efficacy and safety of IDHIFA® versus conventional care regimens in patients 60 years or older with IDH2 mutant-positive AML that is refractory to or relapsed after second- or third-line therapy.

We plan to support, with Celgene, the initiation of an intergroup sponsored, global, registration-enabling phase 3 trial combining ivosidenib or IDHIFA® and standard induction (7+3) and consolidation chemotherapy with a primary endpoint of event-free survival in frontline AML patients with an IDH1 or IDH2 mutation in the fourth quarter of 2018.
Ivosidenib
Ivosidenib is our wholly owned, orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH1 mutations. Mutations in IDH1 have been identified in difficult to treat hematologic and solid tumor cancers, including AML, chondrosarcoma, cholangiocarcinoma and glioma where both the treatment options and prognosis for patients are poor. The FDA has granted us fast track designation to ivosidenib for treatment of patients with AML that harbor an IDH1 mutation and orphan drug designation for ivosidenib for treatment of patients with AML. The FDA has also granted fast-track designation to ivosidenib for treatment of patients with previously treated, unresectable or metastatic cholangiocarcinoma with and IDH1 mutation. In December 2017, we submitted an NDA to the FDA for ivosidenib for the treatment of patients with R/R AML and an IDH1 mutation. We plan to submit an MAA to the EMA for ivosidenib for IDH1 mutant-positive R/R AML in the fourth quarter of 2018.
We are evaluating ivosidenib in the following clinical trials:

•
A phase 1 multicenter, open-label, dose-escalation and expansion clinical trial, designed to assess its safety, clinical activity and tolerability as a single agent in patients with advanced hematologic malignancies with an IDH1 mutation.

•
As discussed above, a phase 1b, multicenter, international, open-label clinical trial to evaluate the safety and clinical activity of IDHIFA® or ivosidenib in combination with induction and consolidation therapy in patients with newly diagnosed AML with an IDH2 or IDH1 mutation who are eligible for intensive chemotherapy.

•
As discussed above, a phase 1/2 frontline combination clinical trial, conducted by Celgene, of either IDHIFA® or ivosidenib in combination with VIDAZA® (azacitidine) in newly diagnosed AML patients not eligible for intensive chemotherapy.

•	AGILE, a global, registration-enabling phase 3 clinical trial, combining ivosidenib and VIDAZA® in newly diagnosed AML patients with an IDH1 mutation who are ineligible for intensive chemotherapy.

•
A phase 1 multicenter, open-label, dose-escalation and expansion clinical trial, designed to assess its safety, clinical activity and tolerability as a single agent in patients with advanced solid tumors with an IDH1 mutation, including glioma, cholangiocarcinoma, and chondrosarcoma.

•
ClarIDHy, a registration-enabling phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial of ivosidenib in previously-treated patients with nonresectable or metastatic cholangiocarcinoma with an IDH1 mutation.

As discussed above, we plan to support, with Celgene, the initiation of an intergroup sponsored, global, registration-enabling phase 3 trial combining ivosidenib or IDHIFA® and standard induction (7+3) and consolidation chemotherapy with a primary endpoint of event-free survival in frontline AML patients with an IDH1 or IDH2 mutation in the fourth quarter of 2018.
AG-881: brain penetrant pan-IDH program
AG-881 is an orally available, selective, brain-penetrant, pan-IDH mutant inhibitor, which provides added flexibility to our current portfolio of IDH mutant inhibitors. We are currently focusing our development efforts for AG-881 in glioma.
We are evaluating AG-881 in two phase 1 multi-center, open-label clinical trials of AG-881, one in patients with advanced IDH1 or IDH2 mutant-positive solid tumors, including glioma, and the other in patients with advanced IDH1 or IDH2 mutant-positive hematologic malignancies whose cancer has progressed on a prior IDH inhibitor therapy.
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
AG-348: PK Deficiency Program
AG-348 is an orally available small molecule and a potent activator of the wild-type (normal) and mutated PKR enzyme, one of several tissue-specific isoforms of the PK enzyme. We have shown that AG-348 can restore Adenosine-5’-triphosphate levels and decrease 2,3-diphosphoglycerate, or 2,3-DPG, levels in blood sampled from patients with PK deficiency when treated ex-vivo with AG-348. The wild-type PKR activity of AG-348 allowed the study of enzyme activation in healthy volunteers, providing an opportunity to understand the safety, dosing and pharmacodynamic activity of AG-348 prior to entering a proof-of-concept study in patients, and provides for potential expansion opportunities into other anemias. The FDA granted us orphan drug designation for AG-348 for treatment of patients with PK deficiency.
We are evaluating AG-348 in DRIVE PK, a global phase 2, first-in-patient, open-label safety and efficacy clinical trial of AG-348 in adult, transfusion-independent patients with PK deficiency. The multi-center, randomized trial includes two arms with up to 25 patients each.
We intend to initiate two global, pivotal trials of AG-348 in PK deficiency in the first half of 2018: ACTIVATE-T, a single arm trial of approximately 20 regularly transfused patients, is expected to initiate in the first quarter of 2018, and ACTIVATE, a 1:1 randomized, placebo-controlled trial of 80 patients who do not receive regular transfusions, is expected to initiate in the second quarter of 2018.
In addition to the above planned and ongoing clinical trials of AG-348, we plan to initiate a phase 2 proof of concept trial of AG-348 in thalassemia in the fourth quarter of 2018.

AG-270: Targeting MAT2A for the treatment of MTAP-deleted cancers
AG-270, a MAT2A inhibitor, is our development candidate focused on MTAP-deleted cancers. We submitted an IND for AG-270 in November 2017 and, in December 2017, the FDA concluded that we may proceed with a proposed phase 1 dose-escalation trial in multiple tumor types carrying an MTAP deletion, which we expect to initiate in the first quarter of 2018.
Targeting DHODH for the treatment of hematologic malignancies
In January 2018, we announced that we plan to submit an IND in the fourth quarter of 2018 for our latest development candidate, an inhibitor of DHODH, licensed by us from Aurigene Discovery Technologies Limited, for the treatment of hematologic malignancies. We have discovered a lineage-specific dependence on DHODH in hematologic malignancies, particularly AML and diffuse large B-cell lymphoma. DHODH catalyzes a critical step in the biosynthesis of pyridimidines, which are critical for the production of RNA and DNA. We believe that DHODH inhibition will be differentiated from standard-of-care therapies, both by exhibiting activity in cancers that are resistant to standard-of-care chemotherapeutics and through a mechanism of anti-tumor effect that combines cell growth arrest and cellular differentiation.
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
Revenue recognition
We recognize revenue in accordance with the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification, or ASC, 605, Revenue Recognition. Accordingly, revenue is recognized for each unit of accounting when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the seller’s price to the buyer is fixed or determinable; and

•	collectability is reasonably assured.
Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified current and amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as non-current.
Collaboration and License Revenue
We account for the collaboration agreements with Celgene under ASC 605-25, Revenue Recognition - Multiple-Element Arrangements, or ASC 605-25. Pursuant to ASC 605-25, revenue arrangements where multiple products or services are sold together are evaluated to determine if each deliverable represents a separate unit of accounting based on the following criteria:

•	Delivered item or items have value to the customer on a standalone basis, and

•
If the arrangement includes a general right of return relative to the delivered item or items, delivery or performance of the undelivered item or items is considered probable and substantially in the control of the vendor.

If a deliverable meets both criteria above, it is considered a separate unit of accounting. If a deliverable does not meet both criteria above, it will be evaluated in combination with other deliverables and, if appropriate, aggregated to form one unit of accounting. The arrangement consideration is then allocated to each unit of accounting based on the relative selling price, using our best estimate of selling price, or BESP, of each unit of accounting, if vendor specific objective evidence or third party evidence is not available. The provisions of ASC 605-25 are then applied to each unit of accounting to determine the appropriate revenue recognition.
We recognize revenue for the units of accounting over the term of the related contract or as undelivered items are delivered (proportional performance method), as appropriate. Under the proportional performance method, the consideration allocated to each unit of accounting is recognized as revenue based on the ratio of the level of effort incurred to date compared to the total estimated level of effort required to complete our performance obligations under the unit of accounting. Determining the total estimated level of effort required to complete all performance obligations requires judgment and estimation, including assumptions regarding future operating performance, the timelines of the clinical trial approvals and the estimated patient populations.
Reimbursement of research and development costs under our collaboration agreements with Celgene are recognized as revenue, provided that we are acting as the principal in the transaction according to the provisions outlined in ASC 605-45, Revenue Recognition – Principal Agent Considerations, the amounts are determinable, and collection of the related receivable is reasonably assured.
Milestone Revenue
We apply the provisions of ASC 605-28, Revenue Recognition – Milestone Method, or ASC 605-28, pursuant to which we recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. In accordance with ASC 605-28, at the inception of each arrangement that includes milestone payments, we evaluate each contingent payment on an individual basis to determine whether they are considered substantive milestones, specifically reviewing factors such as the degree of certainty in achieving the milestone, the research and development risk and other risks that must be overcome to achieve the milestone, as well as the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) our performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from our performance to achieve the milestone, (b) the consideration relates solely to past performance, and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.
Revenue from milestones, if they are nonrefundable and deemed substantive, are recognized upon achievement of the milestones. We recognize revenue associated with non-substantive milestones upon achievement of the milestone if there are no undelivered elements and we have no remaining performance obligations.
Accrued research and development expenses
As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. Certain service providers invoice us in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

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
Stock-based compensation
We account for stock-based compensation awards in accordance with ASC 718, Compensation –Stock Compensation, or ASC 718. For stock-based awards granted to employees and to members of the board of directors for their services and for participation in employee stock purchase plan, we estimate the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires us to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock.
Expected term. We use the “simplified method” as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share Based Payments, to estimate the expected term of stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the contractual term of ten years and the weighted-average vesting term of the our stock options, taking into consideration multiple vesting tranches. We utilize this method due to lack of historical data and the plain-vanilla nature of our share-based awards.
Volatility. We use a weighted-average of expected volatility based on the volatilities of a representative group of publicly traded biopharmaceutical companies, including ourselves. The expected volatility has been determined using a weighted-average of the historical volatilities of the representative group of companies for a period equal to the expected term of the option grant.
Risk-free rate. The risk-free rate is based on the yield curve of U.S. Treasury securities with periods commensurate with the expected term of the options being valued.
Dividends. We have never paid, and do not anticipate paying, any cash dividends in the foreseeable future, and, therefore, use an expected dividend yield of zero in the option-pricing model.
Forfeitures. We account for forfeitures as they occur and, therefore, do not estimate forfeitures.
For awards subject to service-based vesting conditions, we recognize stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period. For awards subject to both performance and service-based vesting conditions, we recognize stock-based compensation expense over the remaining service period if the performance condition is considered probable of achievement using management’s best estimates.

Results of Operations
Comparison of years ended December 31, 2017 and 2016
The following table summarizes our results of operations for the years ended December 31, 2017 and 2016, together with the changes in those items in dollars and as a percentage ($ in thousands):

	Years Ended December 31,
	2017	2016	$ Change		% Change
Collaboration revenue – related party	$41,074	$69,892	$(28,818)		(41.2)%
Royalty revenue – related party	1,937	—	1,937		NM
Total revenue	43,011	69,892	(26,881)	1	(38.5)%
Operating expenses:
Research and development (net of $7,811 and $19,714 of cost reimbursement from related party for the years ended December 31, 2017 and 2016, respectively)	292,681	220,163	72,518		32.9%
General and administrative	71,124	50,714	20,410		40.2%
Loss from operations	(320,794)	(200,985)	(119,809)		59.6%
Interest income	6,124	2,514	3,610		143.6%
Net loss	$(314,670)	$(198,471)	$(116,199)		58.5%
Revenue. For the year ended December 31, 2017, we recognized $43.0 million in revenue, which includes $41.1 million related to deliverables identified under the 2016 Agreement and $1.9 million in royalty revenue earned under the 2010 Agreement on Celgene sales of IDHIFA®.
For the year ended December 31, 2016, we recognized $69.9 million in revenue, which includes a $25.0 million milestone payment related to the initiation of the Phase 3 IDHENTIFY trial of IDHIFA® under the 2010 Agreement.
Research and development expense. The increase in research and development expenses was primarily attributable to net increases of $40.4 million in external services and $32.1 million in internal expenses; both of these increases are inclusive of reimbursement of costs under our collaboration agreements recorded as a reduction of research and development expenses.
Our allocated research and development expenses, by major program, are outlined in the table below ($ in thousands):

	Years Ended December 31,
	2017	2016	$ Change		% Change
IDH2 inhibitor (IDHIFA®)	$7,695	$10,912	$(3,217)		(29.5)%
IDHIFA® reduction of R&D expenses	(14)	(1,902)	1,888		(99.3)%
IDH1 inhibitor (ivosidenib)	136,319	92,190	44,129		47.9%
Ivosidenib reduction of R&D expenses(1)	—	(9,873)	9,873		(100.0)%
Pan IDH inhibitor (AG-881)	17,590	20,482	(2,892)		(14.1)%
AG-881 reduction of R&D expenses	(7,797)	(7,939)	142		(1.8)%
PKR activator (AG-348)	44,027	19,104	24,923		130.5%
MAT2A inhibitor (AG-270)	20,982	—	20,982		NM
Discontinued backup PKR activator (AG-519)	3,887	30,563	(26,676)		(87.3)%
Other research and platform programs	69,992	66,626	3,366		5.1%
Total research and development expenses, net	$292,681	$220,163	$72,518	1	32.9%

(1)
Celgene and we agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which ivosidenib is the lead development candidate. As a result of the termination, we obtained global development and commercial rights to ivosidenib and the IDH1 program and expect to fund all future development and commercialization costs related to the program. For the year ended December 31, 2016, we earned reimbursements of $10.8 million related to efforts under this program. As a result of the termination of the 2010 Agreement, we did not recognize a reduction in R&D expenses for the year ended December 31, 2017 and do not expect to recognize reductions in the future.

The changes in research and development expense depicted in the table were primarily attributable to the following:

•	IDHIFA® costs decreased as a result of less internal and external expenses related to ongoing translational work on clinical and preclinical biomarkers.
R&D costs reimbursed for IDHIFA® decreased as a result of Celgene assuming primary development responsibilities. The reimbursements are only representative of third-party costs.

•
Ivosidenib costs increased as a result of: (i) start-up costs for the AGILE clinical trial; (ii) initiation of the ClarIDHy clinical trial; (iii) the ongoing enrollment in the expansion portion of the phase 1 clinical trial evaluating single agent ivosidenib in patients with IDH1 mutant-positive advanced hematologic malignancies; and (iv) research and development activities, including manufacturing-related activities, needed to prepare the NDA submission, which was submitted to the FDA in December 2017.

R&D costs reimbursed for ivosidenib decreased as a result of our obtaining global development and commercial rights to ivosidenib and the IDH1 program, and the responsibility for funding all of the costs related to the program, upon terminating the 2010 Agreement with respect to the program, effective August 15, 2016.

•
AG-881 costs decreased as our phase 1 trial in patients with advanced IDH1 or IDH2 mutant-positive hematologic malignancies and our phase 1 trial in IDH1 or IDH2 mutant-positive advanced solid tumors, including glioma, both completed their dose escalation portions. However, we continue to incur costs related to patients continuing therapy on both studies and planning for future development.

As AG-881 development cost decreased, the R&D costs reimbursed for AG-881 also decreased.

•	AG-348 costs increased as a result of the selection of AG-348 as the lead product candidate in our PKR program instead of AG-519, which occurred in the fourth quarter of 2016.

•	AG-270 costs in 2017 include costs to file an IND, which occurred in December 2017. The costs in 2016 include costs to designate AG-270 as a development candidate.

•	AG-519 costs decreased as a result of the selection of AG-348 as the lead product candidate in our PKR program instead of AG-519, which occurred in the fourth quarter of 2016.

•
The increase in the costs of other research and platform programs includes activities related to exploratory efforts, target validation and lead optimization for our discovery and follow-on programs, and our proprietary metabolomics platform.

General and Administrative Expense. The increase in general and administrative expenses was primarily attributable to an increase of $21.1 million related to supporting our growing commercial organization for the launch of IDHIFA® and the potential launch of ivosidenib in 2018.
Interest Income. The increase in interest income is attributable to higher investment balances driven by upfront fees received under our 2016 Agreement, funds received from our April 2017 and September 2016 follow-on public offerings and a more diversified investment portfolio, resulting in higher interest earned on investments.
Comparison of years ended December 31, 2016 and 2015
The following table summarizes our results of operations for the years ended December 31, 2016 and 2015, together with the changes in those items in dollars and as a percentage ($ in thousands):

	Years Ended December 31,
	2016	2015	$ Change	% Change
Collaboration revenue – related party	$69,892	$59,119	$10,773	18.2%
Operating expenses:
Research and development (net of $19,714 and $25,173 of cost reimbursement from related party for the years ended December 31, 2016 and 2015, respectively)	220,163	141,827	78,336	55.2%
General and administrative	50,714	35,992	14,722	40.9%
Loss from operations	(200,985)	(118,700)	(82,285)	69.3%
Interest income	2,514	968	1,546	159.7%
Net loss	$(198,471)	$(117,732)	$(80,739)	68.6%

Revenue. In May 2016, we entered into the 2016 Agreement pursuant to which we received a $200.0 million upfront payment and which required us to reevaluate the 2010 Agreement and AG-881 Agreements together with the 2016 Agreement. In addition, effective August 15, 2016, Celgene and we agreed to terminate the 2010 Agreement as to the ivosidenib program. For the year ended December 31, 2016, we recognized $69.9 million in revenue, which consists of $33.6 million related to new deliverables identified under the 2016 Agreement, including $10.8 million of revenue related to a change in estimate resulting from a reduction in the total level of effort required for a preclinical achievement of a program reaching earlier than planned, and the recognition of a $25.0 million milestone payment related to a substantial clinical development milestone achieved. No revenue associated with the ivosidenib program was recognized after the execution of the 2016 Agreement.
In April 2015, we entered into the AG-881 Agreements pursuant to which we received additional consideration and which required us to reevaluate the 2010 Agreement together with the AG-881 Agreements. For the year ended December 31, 2015, we recognized $59.1 million in revenue, which includes $27.8 million upon delivery of the ex-U.S. license for ivosidenib and U.S. and ex-U.S. licenses for AG-881.
Research and development expense. The increase in research and development expenses was primarily attributable to net increases of $46.5 million in external services and $31.8 million in internal expenses; both of these increases are inclusive of reimbursement of costs recorded as a reduction of research and development expenses.
Our allocated research and development expenses, by major program, are outlined in the table below ($ in thousands):

	Years Ended December 31,
	2016	2015	$ Change		% Change
IDH2 inhibitor (IDHIFA®)	$10,912	$17,537	$(6,625)		(37.8)%
IDHIFA® reduction of R&D expenses	(1,902)	(7,925)	6,023	1	(76.0)%
IDH1 inhibitor (ivosidenib)	92,190	61,651	30,539	2	49.5%
Ivosidenib reduction of R&D expenses(1)	(9,873)	(14,210)	4,337	3	(30.5)%
Pan IDH inhibitor (AG-881)	20,482	16,292	4,190	4	25.7%
AG-881 reduction of R&D expenses	(7,939)	(3,038)	(4,901)	5	161.3%
PKR activator (AG-348)	19,104	19,597	(493)	6	(2.5)%
Discontinued backup PKR activator (AG-519)	30,563	6,820	23,743	7	348.1%
Other research and platform programs	66,626	45,103	21,523	8	47.7%
Total research and development expenses, net	$220,163	$141,827	$78,336	9	55.2%

(1)
Celgene and we agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which ivosidenib is the lead development candidate. As a result of the termination, we obtained global development and commercial rights to ivosidenib and the IDH1 program and expect to fund all future development and commercialization costs related to the program. For the year ended December 31, 2016, we earned reimbursements of $10.8 million related to efforts under this program.

The changes in research and development expense depicted in the table were primarily attributable to the following:

•
IDHIFA® costs decreased as Celgene assumed the primary development responsibility and has borne a majority of the third-party external costs related to two combination studies: (i) a phase 1b open-label clinical trial of IDHIFA® or ivosidenib in combination with induction and consolidation therapy, and (ii) a phase 1/2 frontline combination clinical trial of either IDHIFA® or ivosidenib in combination with VIDAZA® (azacitidine).

R&D costs reimbursed for IDHIFA® decreased as a result of Celgene assuming the primary development responsibilities. The reimbursements are only representative of third-party costs.

•
Ivosidenib costs increased as a result of: (i) the two combination studies as described above, (ii) the ongoing enrollment in the expansion portion of the phase 1 clinical trial evaluating single agent ivosidenib in patients with IDH1 mutant-positive advanced hematologic malignancies and (iii) enrollment of the drug-to-drug interaction study. However, the majority of the cost increases are due to us funding 100% of the continued development and commercialization costs, subsequent to the August 15, 2016 termination described above, upon which we obtained global development and commercial rights to ivosidenib and the IDH1 program.

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

As AG-881 development services progressed, the amount recognized as reduction of AG-881 research and development expenses also increased.

•
AG-348 costs did not materially change as we continued conducting DRIVE PK, a global phase 2, first-in-patient, open-label safety and efficacy clinical trial in adult, transfusion-independent patients with PK deficiency.

•
AG-519 costs increased due to the initiation of an integrated single ascending dose and multiple ascending dose placebo-controlled phase 1 clinical trial of AG-519 in healthy volunteers in the first quarter of 2016. However, on December 15, 2016, we announced that we will no longer develop AG-519 and withdrew our IND application following a verbal notification of a clinical hold from the FDA.

•
The increase in the costs of other research and platform programs includes activities related to exploratory efforts, target validation and lead optimization for our discovery and follow-on programs and our proprietary metabolomics platform.

General and administrative expense. The increase in general and administrative expense was primarily attributable an increase of $7.0 million in personnel costs related to an increase in our internal headcount and an increase of $6.6 million in operating expenses, including consulting and facility costs, which includes cost to support our growing commercial organization for the launch of IDHIFA.
Interest Income. The increase in interest income is attributable to higher investment balances driven by upfront fees received under our 2016 Agreement and funds received from our September 2016 follow-on public offering and a more diversified investment portfolio, resulting in higher interest earned on investments.
Liquidity and Capital Resources
Sources of liquidity
Since our inception, and through December 31, 2017, we have funded our operations through upfront, milestone, extension, cost reimbursement and royalty payments related to our collaboration agreements with Celgene, proceeds received from our issuance of preferred stock, our IPO and follow-on public offerings, and a private placement of common stock to an affiliate of Celgene, which was completed concurrently with our IPO.
In April 2017, we completed a public offering of 5,050,505 shares of common stock at an offering price of $49.50 per share. We received net proceeds from this offering of $235.0 million, after deducting underwriting discounts and commissions paid by us. In addition, we granted the underwriters the right to purchase up to an additional 757,575 shares of common stock, which was exercised in April 2017, resulting in additional net proceeds to us of $35.2 million, after underwriting discounts and commissions. After giving effect to the full exercise of the over-allotment option, the number of shares sold by us in the public offering totaled 5,808,080 shares, and net proceeds to us totaled $270.2 million, after underwriting discounts and commissions.
In January 2018, we completed a public offering of 7,089,553 shares of common at an offering price of $67.00 per share. We received net proceeds from this offering of $448.9 million, after deducting underwriting discounts and commissions paid by us. In addition, we granted the underwriters the right to purchase up to an additional 1,063,433 shares of common stock, which was exercised in January 2018, resulting in additional net proceeds to us of $67.3 million, after underwriting discounts and commissions. After giving effect to the full exercise of the over-allotment option, the number of shares sold by us in the public offering totaled 8,152,986 shares, and net proceeds to us totaled $516.2 million, after underwriting discounts and commissions.
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

Cash flows
The following table provides information regarding our cash flows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net cash (used in) provided by operating activities	$(285,232)	$38,562	$(76,949)
Net cash (used in) provided by investing activities	(57,908)	(119,350)	128,309
Net cash provided by financing activities	285,110	169,778	6,373
Net change in cash and cash equivalents	$(58,030)	$88,990	$57,733
Net cash (used in) provided by operating activities.
During the year ended December 31, 2017, we incurred increased operating expenses related to increases in clinical study costs due to advancements in our most advanced product candidates, and expanded facilities and increased staffing needs due to our expanding operations. These amounts were offset by the receipt of $17.0 million in cost reimbursements related to our collaboration agreements and $3.1 million as reimbursement of tenant improvements under our lease agreement.
During the year ended December 31, 2016, we received a $200.0 million upfront payment related to our 2016 Agreement, $33.2 million in cost reimbursements related to our collaboration agreements, a $25.0 million milestone payment in conjunction with the achievement of a substantive development milestone under the 2010 Agreement, and $4.4 million as reimbursement of tenant improvements under our lease agreement. These amounts were offset by increased operating expenses related to increases in clinical study costs due to advancements in our most advanced product candidates, and expanded facilities and increased staffing needs due to our expanding operations.
During the year ended December 31, 2015, we received $34.7 million in cost reimbursements related to our collaboration agreements, $20.0 million related to Celgene’s December 2014 election to extend the discovery phase of the 2010 Agreement and a $10.0 million upfront payment from our AG-881 Agreements. In addition, we received $3.8 million of refundable income taxes during the year ended December 31, 2015, related to a previously filed carryback claim. These amounts were offset by increased operating expenses related to increases in clinical study costs due to advancements in our most advanced product candidates, and expanded facilities and increased staffing needs due to our expanding operations.
Net cash (used in) provided by investing activities. The cash used in investing activities for the year ended December 31, 2017 was primarily the result of higher purchases of marketable securities than proceeds from maturities and sales of marketable securities, in addition to $4.6 million for purchases of property and equipment.
The cash used in investing activities for the year ended December 31, 2016 was primarily the result of higher purchases of marketable securities than proceeds from maturities and sales of marketable securities, in addition to $9.9 million for purchases of property and equipment.
The cash provided by investing activities for the year ended December 31, 2015 was primarily the result of higher proceeds from maturities and sales of marketable securities than purchases of marketable securities, offset by $20.2 million in purchases of property and equipment.
Net cash provided by financing activities. The cash provided by financing activities for the year ended December 31, 2017 was primarily the result of proceeds of $270.2 million from the April 2017 follow-on public offering of our common stock, net of underwriting discounts and commissions, and proceeds of $14.2 million received from stock option exercises and purchases made pursuant to our employee stock purchase plan.
The cash provided by financing activities for the year ended December 31, 2016 was primarily the result of proceeds of $162.1 million from the September 2016 follow-on public offering of our common stock, net of underwriting discounts and commissions, and proceeds of $7.8 million received from stock option exercises and purchases made pursuant to our employee stock purchase plan.
The cash provided by financing activities for the year ended December 31, 2015 was the result of proceeds received from stock option exercises and purchases made pursuant to our employee stock purchase plan of $6.6 million.

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
We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2017, together with the net proceeds from our January 2018 follow-on public offering, anticipated product and royalty revenue, anticipated interest income, anticipated expense reimbursements under our collaboration agreements, but excluding any additional program-specific milestone payments, will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2020. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our product candidates;

•	the success of our collaborations;

•	the extent to which we acquire or in-license other medicines and technologies;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs associated with preparation for the potential commercial launch for one or more of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

•	our ability to establish and maintain additional collaborations on favorable terms, if at all.
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
Contractual Obligations
The following table summarizes our significant contractual obligations as of the payment due date by period at December 31, 2017 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations(1)	$95,872	$11,295	$23,847	$26,839	$33,891

(1)	Represents future minimum lease payments under our non-cancelable operating leases. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

We enter into agreements in the normal course of business with CROs for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of December 31, 2017, we had cash, cash equivalents and marketable securities of $567.8 million, consisting primarily of investments in U.S. Treasuries, certificates of deposit, and government and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 10% change in interest rates would have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs that are located in Asia and Europe that are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2017 and December 31, 2016, we had minimal or no liabilities denominated in foreign currencies.
Item 8. Financial Statements and Supplementary Data
The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
On May 1, 2017, the Audit Committee of the Board of Directors approved the dismissal of Ernst & Young LLP (“E&Y”) as our independent registered public accounting firm, effective May 5, 2017, and approved the engagement of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2017.
The reports of E&Y on our consolidated financial statements for the fiscal years ended December 31, 2016 and 2015 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended December 31, 2016 and 2015, and the subsequent interim period through May 5, 2017 there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement if not resolved to the satisfaction of E&Y would have caused E&Y to make reference thereto in its reports.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(1)   Financial Statements
The following documents are included on pages F-1 through F-32 attached hereto and are filed as part of this Annual Report on Form 10-K.
(2)   Financial Statement Schedules
Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.
(3)   Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-36014	July 30, 2013	3.1
3.2	Amended and Restated By-Laws	8-K	001-36014	July 30, 2013	3.2
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-189216	June 24, 2013	4.1
4.2	Second Amended and Restated Investor Rights Agreement dated as of November 16, 2011	S-1	333-189216	June 10, 2013	4.2
10.1#	2007 Stock Incentive Plan	S-1	333-189216	June 10, 2013	10.1
10.2#	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-189216	June 10, 2013	10.2
10.3#	Form of Nonstatutory Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-189216	June 10, 2013	10.3
10.4#	2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.4
10.5#	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.5
10.6#	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.6
10.7#	2013 Employee Stock Purchase Plan	S-1	333-189216	June 24, 2013	10.7
10.8#	Letter Agreement, dated as of May 6, 2009, between the Registrant and David P. Schenkein, M.D.	S-1	333-189216	July 11, 2013	10.9
10.9#	Letter Agreement, dated as of July 22, 2010, between the Registrant and Scott Biller, Ph.D.	S-1	333-189216	July 11, 2013	10.10

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
10.10	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-189216	July 11, 2013	10.12
10.11#	Letter Agreement, dated as of April 1, 2014, between the Registrant and Christopher Bowden, Ph.D.	10-K	001-36014	February 26, 2016	10.13
10.12†	Discovery and Development Collaboration and License Agreement, dated as of April 14, 2010, as amended on October 3, 2011, between the Registrant and Celgene Corporation	S-1	333-189216	July 16, 2013	10.14
10.13†	Third Amendment to Discovery and Development Collaboration and License Agreement, dated July 14, 2014 between the Registrant and Celgene Corporation	10-K	001-36014	February 24, 2015	10.15
10.14	Common Stock Purchase Agreement, dated as of July 16, 2013, between the Registrant and Celgene Alpine Investment Co., LLC	S-1	333-189216	July 16, 2013	10.15
10.15	Lease, dated as of September 15, 2014, between the Registrant and Forest City 88 Sidney, LLC	8-K	001-36014	September 19, 2014	10.1
10.16	First Amendment to Lease for 88 Sidney Street, dated as of November 21, 2014, between the Registrant and Forest City 88 Sidney, LLC	8-K	001-36014	November 26, 2014	10.1
10.17#	Summary Description of Annual Cash Incentive Program	10-Q	001-36014	May 11, 2015	10.1
10.18	Second Amendment to Lease for 88 Sidney Street, dated July 20, 2015, by and between the Registrant and Forest City 88 Sidney Street, LLC	8-K	001-36014	July 23, 2015	10.1
10.19†	Collaboration and License Agreement by and between the Registrant and Celgene Corporation Re: AGI-23088 for the US Territory, dated as of April 27, 2015	10-Q	001-36014	August 7, 2015	10.1
10.20†	Collaboration and License Agreement by and between Agios International Sarl and Celgene International II Sarl Re: AGI-23088 for the ROW Territory, dated as of April 27, 2015	10-Q	001-36014	August 7, 2015	10.2
10.21#	Form of Performance Share Unit Agreement under 2013 Stock Incentive Plan	10-K	001-36014	February 26, 2016	10.25
10.22#	Severance Benefits Plan	8-K	001-36014	April 22, 2016	10.21
10.23#	Letter Agreement, dated as of January 7, 2016, between the Registrant and Steve Hoerter	10-Q	001-36014	May 9, 2016	10.1
10.24†	Master Research and Collaboration Agreement, dated May 17, 2016, by and among the Registrant, Celgene Corporation and Celgene RIVOT Ltd.	10-Q	001-36014	August 8, 2016	10.1
10.25#	Letter Agreement between the Registrant and Andrew Hirsch, effective August 11, 2016	8-K	001-36014	August 16, 2016	99.2
10.26	Lease, dated as of November 17, 2017, between the Registrant and UP 64 Sidney Street, LLC	8-K	001-36014	November 22, 2017	10.1

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
10.27	Third Amendment to Lease for 88 Sidney Street, dated November 17, 2017, by and between the Registrant and Forest City 88 Sidney Street, LLC	8-K	001-36014	November 22, 2017	10.2
21.1	Subsidiaries of the Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Ernst & Young LLP					X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

#	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
*
This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2018	By:	/s/ David P. Schenkein
David P. Schenkein, M.D President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David P. Schenkein	President, Chief Executive Officer and Director (Principal executive officer)	February 14, 2018
David P. Schenkein, M.D.
/s/ Andrew Hirsch	Chief Financial Officer (Principal financial officer)	February 14, 2018
Andrew Hirsch
/s/ Carman Alenson	Vice President of Accounting, Treasury and Tax (Principal accounting officer)	February 14, 2018
Carman Alenson
/s/ Paul J. Clancy	Director	February 14, 2018
Paul J. Clancy
/s/ Ian Clark	Director	February 14, 2018
Ian Clark
/s/ Kaye Foster	Director	February 14, 2018
Kaye Foster
/s/ Jacqualyn Fouse	Director	February 14, 2018
Jacqualyn Fouse, Ph.D.
/s/ Maykin Ho	Director	February 14, 2018
Maykin Ho, Ph.D.
/s/ John M. Maraganore	Director	February 14, 2018
John M. Maraganore, Ph.D.
/s/ David Scadden	Director	February 14, 2018
David Scadden, M.D.

Agios Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Agios Pharmaceuticals, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Agios Pharmaceuticals, Inc. and its subsidiaries as of December 31, 2017, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 14, 2018

We have served as the Company’s auditor since 2017.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Agios Pharmaceuticals, Inc.
We have audited the accompanying consolidated balance sheets of Agios Pharmaceuticals, Inc. as of December 31, 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Agios Pharmaceuticals, Inc. at December 31, 2016, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Boston, Massachusetts
February 16, 2017

Agios Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	102,724	160,754
Marketable securities	321,212	380,560
Collaboration receivable – related party	2,448	4,886
Royalty receivable – related party	1,222	—
Tenant improvement and other receivables	169	3,428
Prepaid expenses and other current assets	17,486	10,264
Total current assets	445,261	559,892
Marketable securities	143,814	32,250
Property and equipment, net	24,431	25,337
Other non-current assets	891	1,615
Total assets	614,397	619,094
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	22,767	17,106
Accrued expenses	34,031	32,002
Deferred revenue – related party	37,842	35,913
Deferred rent	301	3,412
Total current liabilities	94,941	88,433
Deferred revenue, net of current portion – related party	125,798	154,297
Deferred rent, net of current portion	18,155	17,773
Total liabilities	238,894	260,503
Commitments and contingent liabilities (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized and 48,826,153 and 42,220,444 shares issued and outstanding at December 31, 2017 and 2016, respectively	49	42
Additional paid-in capital	1,174,904	842,013
Accumulated other comprehensive loss	(1,389)	(313)
Accumulated deficit	(798,061)	(483,151)
Total stockholders’ equity	375,503	358,591
Total liabilities and stockholders’ equity	614,397	619,094
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended December 31,
	2017	2016	2015
Collaboration revenue – related party	$41,074	$69,892	$59,119
Royalty revenue – related party	1,937	—	—
Total revenue	43,011	69,892	59,119
Operating expenses:
Research and development (net of $7,811, $19,714 and $25,173 of cost reimbursement from related party for the years ended December 31, 2017, 2016 and 2015, respectively)	292,681	220,163	141,827
General and administrative	71,124	50,714	35,992
Total operating expenses	363,805	270,877	177,819
Loss from operations	(320,794)	(200,985)	(118,700)
Interest income	6,124	2,514	968
Net loss	$(314,670)	$(198,471)	$(117,732)
Net loss per share – basic and diluted	(6.75)	(5.07)	(3.15)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	46,587,631	39,126,400	37,429,262

See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net loss	$(314,670)	$(198,471)	$(117,732)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(1,076)	5	(261)
Comprehensive loss	$(315,746)	$(198,466)	$(117,993)
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2014	37,100,513	$37	$591,334	$(57)	$(166,948)	$424,366
Unrealized loss on available-for-sale securities	—	—	—	(261)	—	(261)
Net loss	—	—	—	—	(117,732)	(117,732)
Stock-based compensation expense	—	—	31,574	—	—	31,574
Vesting of restricted stock	8,522	—	6	—	—	6
Issuance of common stock under stock incentive and employee stock purchase plans	587,467	1	7,135	—	—	7,136
Issuance of common stock for follow-on offering	—	—	29	—	—	29
Balance at December 31, 2015	37,696,502	$38	$630,078	$(318)	$(284,680)	$345,118
Unrealized gain on available-for-sale securities	—	—	—	5	—	5
Net loss	—	—	—	—	(198,471)	(198,471)
Stock-based compensation expense	—	—	42,086	—	—	42,086
Issuance of common stock under stock incentive and employee stock purchase plans	647,539	—	7,703	—	—	7,703
Issuance of common stock for follow-on offering	3,876,403	4	162,146	—	—	162,150
Balance at December 31, 2016	42,220,444	$42	$842,013	$(313)	$(483,151)	$358,591
Unrealized loss on available-for-sale securities	—	—	—	(1,076)	—	(1,076)
Net loss	—	—	—	—	(314,670)	(314,670)
Stock-based compensation expense	—	—	47,809	—	—	47,809
Issuance of common stock under stock incentive and employee stock purchase plans	797,629	1	14,189	—	—	14,190
Issuance of common stock for follow-on offering	5,808,080	6	270,244	—	—	270,250
Other	—	—	649	—	(240)	409
Balance at December 31, 2017	48,826,153	$49	$1,174,904	$(1,389)	$(798,061)	$375,503
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(314,670)	$(198,471)	$(117,732)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	6,432	5,708	3,342
Loss on disposal of property and equipment	40	—	33
Stock-based compensation expense	47,809	42,086	31,963
Net (accretion of discount) amortization of premium on marketable securities	(11)	773	539
Changes in operating assets and liabilities:
Collaboration receivable – related party	2,438	3,339	(1,733)
Royalty receivable – related party	(1,222)	—	—
Tenant improvement and other receivables	2,930	275	(1,040)
Prepaid expenses and other current and non-current assets	(6,530)	(2,695)	(3,768)
Accounts payable	5,329	3,501	4,215
Accrued expenses	1,522	16,854	1,633
Deferred revenue – related party	(26,570)	165,846	(14,047)
Deferred rent	(2,729)	1,346	15,805
Refundable income taxes and income taxes payable	—	—	3,841
Net cash (used in) provided by operating activities	(285,232)	38,562	(76,949)
Investing activities
Purchases of marketable securities	(688,702)	(506,067)	(353,177)
Proceeds from maturities and sales of marketable securities	635,421	396,632	501,650
Purchases of property and equipment	(4,627)	(9,915)	(20,164)
Net cash (used in) provided by investing activities	(57,908)	(119,350)	128,309
Financing activities
Proceeds from public offering of common stock, net of commissions	270,250	162,150	—
Reimbursement (payment) of public offering costs	638	(230)	(207)
Net proceeds from stock option exercises and employee stock purchase plan, and vesting of restricted stock units	14,222	7,858	6,580
Net cash provided by financing activities	285,110	169,778	6,373
Net change in cash and cash equivalents	(58,030)	88,990	57,733
Cash and cash equivalents at beginning of the period	160,754	71,764	14,031
Cash and cash equivalents at end of the period	$102,724	$160,754	$71,764
Supplemental disclosure of non-cash investing and financing transactions:
Vesting of restricted stock	$—	$—	$6
Additions to property and equipment in accounts payable and accrued expenses	$1,011	$73	$2,163
Proceeds from stock option exercises in other receivables	$—	$32	$186
Public offering costs in other receivables, net of amounts in accounts payable and accrued expenses	$—	$230	$—
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
1. Nature of Business
References to Agios
Throughout this Annual Report on Form 10-K, “we,” “us,” and “our,” and similar expressions, except where the context requires otherwise, refer to Agios Pharmaceuticals, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of Agios Pharmaceuticals, Inc.
Overview
We are a biopharmaceutical company committed to the fundamental transformation of patients’ lives through scientific leadership in the field of cellular metabolism, with the goal of making transformative, first- or best-in-class medicines. Our therapeutic areas of focus are cancer and rare genetic diseases, or RGDs, which are diseases that are directly caused by changes in genes or chromosomes, often passed from one generation to the next. Most RGDs are often associated with severe or life-threatening features. The incidence of a single RGD can vary widely but is generally very infrequent, usually equal to or less than one per 100,000 births. In both areas of cancer and RGDs, we are seeking to unlock the biology of cellular metabolism as a platform to create transformative therapies. We are located in Cambridge, Massachusetts.
Our first commercial cancer product is IDHIFA®. In August 2017, the U.S. Food and Drug Administration, or FDA, granted our collaboration partner Celgene Corporation, or Celgene, approval of IDHIFA® for the treatment of adult patients with relapsed or refractory acute myeloid leukemia, or R/R AML, and an isocitrate dehydrogenase 2, or IDH2, mutation as detected by an FDA-approved test. IDHIFA®, an oral targeted inhibitor of the mutated IDH2 enzyme, is the first and only FDA-approved therapy for patients with R/R AML and an IDH2 mutation.
Our most advanced clinical cancer product candidates are ivosidenib, which targets mutated isocitrate dehydrogenase 1, or IDH1, and AG-881, which is a brain-penetrant pan-IDH mutant inhibitor. These mutations are found in a wide range of hematological malignancies and solid tumors. In December 2017, we submitted a new drug application, or NDA, to the FDA for ivosidenib for the treatment of patients with R/R AML and an IDH1 mutation. We plan to submit an Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for ivosidenib for IDH1 mutant-positive R/R AML in the fourth quarter of 2018.
Our next most advanced cancer product candidate is AG-270, an inhibitor of methionine adenosyltransferase 2a, or MAT2A. We submitted an investigational new drug application, or IND, for AG-270 in November 2017, and in December 2017 the FDA concluded that we may proceed with our planned phase 1 dose-escalation trial of AG-270 in multiple tumor types carrying a methylthioadenosine phosphorylase, or MTAP, deletion.
Our most advanced preclinical cancer product candidate is an inhibitor of the metabolic enzyme dihydroorotate dehydrogenase, or DHODH. We plan to submit an IND for our DHODH inhibitor for the treatment of hematologic malignancies in the fourth quarter of 2018.
The lead product candidate in our RGD program, AG-348, targets pyruvate kinase-R for the treatment of pyruvate kinase, or PK, deficiency. PK deficiency is a rare genetic disorder that often results in severe hemolytic anemia, jaundice and lifelong conditions associated with chronic anemia and secondary complications due to inherited mutations in the pyruvate kinase enzyme within red blood cells, or RBCs. We intend to initiate two global, pivotal trials of AG-348 in PK deficiency in the first half of 2018: ACTIVATE-T, a single arm trial of approximately 20 regularly transfused patients, is expected to initiate in the first quarter of 2018, and ACTIVATE, a 1:1 randomized, placebo-controlled trial of approximately 80 patients who do not receive regular transfusions, is expected to initiate in the second quarter of 2018. We also expect to initiate a phase 2 proof of concept trial of AG-348 in thalassemia in the fourth quarter of 2018.
In addition to the aforementioned development programs, we are seeking to advance a number of early-stage discovery programs in the areas of cancer metabolism, RGDs and metabolic immuno-oncology, or MIO, a developing field which aims to modulate the activity of relevant immune cells by targeting critical metabolic nodes, thereby, enhancing the immune mediated anti-tumor response.
Liquidity
In April 2017, we completed a public offering of 5,050,505 shares of common stock at an offering price of $49.50 per share. We received net proceeds from this offering of $235.0 million, after deducting underwriting discounts and commissions paid by us. In addition, we granted the underwriters the right to purchase up to an additional 757,575 shares of common stock, which was exercised in April 2017, resulting in additional net proceeds to us of $35.2 million, after underwriting discounts and commissions. After giving effect to the full exercise of the over-allotment option, the number of shares sold by us in the public offering totaled 5,808,080 shares, and net proceeds to us totaled $270.2 million, after underwriting discounts and commissions.
In January 2018, we completed a public offering of 7,089,553 shares of common at an offering price of $67.00 per share. We received net proceeds from this offering of $448.9 million, after deducting underwriting discounts and commissions paid by us. In addition, we granted the underwriters the right to purchase up to an additional 1,063,433 shares of common stock, which was exercised in January 2018, resulting in additional net proceeds to us of $67.3 million, after underwriting discounts and commissions. After giving effect to the full exercise of the over-allotment option, the number of shares sold by us in the public offering totaled 8,152,986 shares, and net proceeds to us totaled $516.2 million, after underwriting discounts and commissions.
As of December 31, 2017, we had cash, cash equivalents and marketable securities of $567.8 million. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities to be sufficient to fund current operations for at least the next twelve months from the issuance of the financial statements.
2. Summary of Significant Accounting Policies
Principles of consolidation
The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries, Agios Securities Corporation, Agios International Sarl, and Agios Limited. All intercompany transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP.
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.
Cash and cash equivalents
We consider highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at fair value.
Marketable securities
Marketable securities at December 31, 2017 and 2016 consisted of investments in certificates of deposit, U.S. Treasuries, government securities and corporate debt securities. We determine the appropriate classification of the securities at the time they are acquired and evaluate the appropriateness of such classifications at each balance sheet date. We classify our marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis.
At December 31, 2017 and 2016, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of one to two years, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and therefore classified as available-for-sale.
We review marketable securities for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations if we experience a credit loss, have the intent to sell the marketable security, or if it is more likely than not that we will be required to sell the marketable security before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with our investment policy, the severity and the duration of the impairment, and changes in value subsequent to the end of the period.
Concentrations of credit risk
Financial instruments which potentially subject us to credit risk consist primarily of cash, cash equivalents, and marketable securities. We hold these investments in highly rated financial institutions, and, by policy, limit the amounts of credit exposure to any one financial institution. These amounts at times may exceed federally insured limits. We have not experienced any credit losses in such accounts and do not believe we are exposed to any significant credit risk on these funds. We have no off-

balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements.
We are also subject to credit risk on our collaboration and royalty receivables from Celgene. We have evaluated the creditworthiness of Celgene and determined it to be credit worthy. To date we have not experienced any losses with respect to our receivables.
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
Our financial assets, which include cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2017 or 2016.
There have been no changes to the valuation methods during the years ended December 31, 2017 and 2016. We evaluate transfers between levels at the end of each reporting period.
The carrying amounts of collaboration receivable – related party, royalty receivable – related party, tenant improvement and other receivables, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities.
Collaboration, royalty and other receivables
Collaboration receivable – related party and royalty receivable – related party represent amounts due under the terms of our collaboration agreements with Celgene for reimbursements of certain costs and royalty on sales of IDHIFA®, respectively.
Based on our evaluation of credit worthiness, historical payment patterns, and general economic conditions, we did not record any allowance for doubtful accounts as of December 31, 2017 and 2016.
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

Impairment of long-lived assets
We periodically evaluate our long-lived assets for potential impairment in accordance with ASC 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on the undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. We did not recognize any impairment charges through December 31, 2017.
Revenue recognition
We recognize revenue in accordance with the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification, or ASC, 605, Revenue Recognition. Accordingly, revenue is recognized for each unit of accounting when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the seller’s price to the buyer is fixed or determinable; and

•	collectability is reasonably assured.
Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified current and amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as non-current.
Collaboration agreements with Celgene
To date, our revenue has primarily been generated from our collaboration agreements with Celgene. Celgene is a related party through ownership of our common stock. In April 2010, we entered into a collaboration agreement with Celgene focused on cancer metabolism, or the 2010 Agreement. The 2010 Agreement was amended in October 2011 and July 2014. On April 27, 2015, we entered into a joint worldwide development and profit share collaboration and license agreement with Celgene, and our wholly owned subsidiary, Agios International Sarl, entered into a collaboration and license agreement with Celgene's wholly owned subsidiary, Celgene International II Sarl, or collectively, the AG-881 Agreements, to establish a worldwide collaboration focused on the development and commercialization of AG-881 products. On May 17, 2016, we entered into a master research and collaboration agreement with Celgene, or the 2016 Agreement.
Collaboration and license revenue
We account for the collaboration agreements with Celgene under ASC 605-25, Revenue Recognition - Multiple-Element Arrangements, or ASC 605-25. Pursuant to ASC 605-25, revenue arrangements where multiple products or services are sold together are evaluated to determine if each deliverable represents a separate unit of accounting based on the following criteria:

•	delivered item or items have value to the customer on a standalone basis, and

•
if the arrangement includes a general right of return relative to the delivered item or items, delivery or performance of the undelivered item or items is considered probable and substantially in the control of the vendor.

If a deliverable meets both criteria above, it is considered a separate unit of accounting. If a deliverable does not meet both criteria above, it will be evaluated in combination with other deliverables and, if appropriate, aggregated to form one unit of accounting. The arrangement consideration is then allocated to each unit of accounting based on the relative selling price, using our best estimate of selling price, or BESP, of each unit of accounting, if vendor specific objective evidence or third party evidence is not available. The provisions of ASC 605-25 are then applied to each unit of accounting to determine the appropriate revenue recognition.
We recognize revenue for the units of accounting over the term of the related contract or as undelivered items are delivered (proportional performance method), as appropriate. Under the proportional performance method, the consideration allocated to each unit of accounting is recognized as revenue based on the ratio of the level of effort incurred to date compared to the total estimated level of effort required to complete our performance obligations under the unit of accounting. Determining the total estimated level of effort required to complete all performance obligations requires judgment and estimation, including assumptions regarding future operating performance, the timelines of the clinical trial approvals and the estimated patient populations.
Reimbursement of research and development costs under our collaboration agreements with Celgene are recognized as revenue, provided that we are acting as the principal in the transaction according to the provisions outlined in ASC 605-45, Revenue

Recognition – Principal Agent Considerations, the amounts are determinable, and collection of the related receivable is reasonably assured.
Milestone revenue
We apply the provisions of ASC 605-28, Revenue Recognition – Milestone Method, or ASC 605-28, pursuant to which we recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. In accordance with ASC 605-28, at the inception of each arrangement that includes milestone payments, we evaluate each contingent payment on an individual basis to determine whether they are considered substantive milestones, specifically reviewing factors such as the degree of certainty in achieving the milestone, the research and development risk and other risks that must be overcome to achieve the milestone, as well as the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) our performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from our performance to achieve the milestone, (b) the consideration relates solely to past performance, and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.
Revenue from milestones, if they are nonrefundable and deemed substantive, are recognized upon achievement of the milestones. We recognize revenue associated with non-substantive milestones upon achievement of the milestone if there are no undelivered elements and we have no remaining performance obligations.
Research and development costs
Research and development costs are expensed as incurred. These costs include salaries and personnel-related costs, consulting fees, fees paid for contract research services, fees paid to clinical research organizations and other third parties associated with clinical trials, the costs of laboratory equipment and facilities, and other external costs.
Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.
Stock-based compensation
We account for stock-based compensation awards in accordance with ASC 718, Compensation –Stock Compensation, or ASC 718. For stock-based awards granted to employees and to members of the board of directors for their services and for participation in employee stock purchase plan, we estimate the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires us to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, we recognize stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period. For awards subject to both performance and service-based vesting conditions, we recognize stock-based compensation expense over the remaining service period if the performance condition is considered probable of achievement using management’s best estimates.
In 2017, we adopted Accounting Standards Update, or ASU, 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The following summarizes the effects of the adoption on our consolidated financial statements:

•
Income taxes – Upon adoption of this standard, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the statement of operations. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. We did not recognize any discrete adjustments to income tax expense for the year ended December 31, 2017, as we are in a full valuation allowance position. We applied the modified retrospective adoption approach beginning in 2017. This cumulative-effect adjustment related to tax assets that had previously arisen from tax deductions for stock-based compensation expenses that were greater than the compensation recognized for financial reporting. These assets had been excluded from the deferred tax assets and liabilities totals on the balance sheet as a result of certain realization requirements previously included in ASC 718. We recorded a cumulative-effect adjustment of approximately $32.7 million through retained earnings and deferred tax assets; however, due to the full valuation allowance, the only impact of the retrospective adoption is on disclosures presented in Note 11, Income Taxes.

•
Forfeitures – Upon adoption of ASU 2016-09, entities may also elect to estimate forfeitures and adjust the estimate when it is likely to change, which is consistent with pre-ASU 2016-09 guidance, or account for forfeitures as they occur. Beginning in January 1, 2017, we elected to account for forfeitures as they occur. The ASU is applied on a prospective basis, and prior periods have not been adjusted to reflect this change in accounting policy. The cumulative effect of the change in forfeiture policy in prior periods did not have a material impact on our statement of operations or balance sheet.

Upon adoption, no other aspects of ASU 2016-09 had a material effect on our consolidated financial statements or related footnote disclosures.
Income taxes
Income taxes are recorded in accordance with ASC 740, Accounting for Income Taxes, or ASC 740, which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. We determine our deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
We also account for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances.
Comprehensive income (loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources, and currently consists of net loss and unrealized gains and losses on available-for-sale securities. Accumulated other comprehensive loss consists entirely of unrealized gains and losses from available-for-sale securities as of December 31, 2017 and 2016.
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
Segment and geographic information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. Our chief operating decision maker is the chief executive officer. Our chief operating decision maker and we view our operations and manage our business as one operating segment.
Recent accounting pronouncements
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. Subsequently, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which adjusted the effective date of ASU 2014-09; ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies identifying performance obligations and licensing implementation guidance and illustrations in ASU 2014-09; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses implementation issues and is intended to reduce the cost and complexity of applying the new revenue standard in ASU 2014-09; ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff

Announcements and Observer Comments (SEC Update), which codifies recent announcements by the Securities and Exchange Commission, or SEC, staff; and ASU No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) (SEC Update), which adds ASC 606-10-S25-1 as a result of SEC Release 33-10403, or collectively, the Revenue ASUs.
The Revenue ASUs provide an accounting standard for a single comprehensive model for use in accounting for revenue arising from contracts with customers, and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2017, with an option to early adopt for interim and annual periods beginning after December 15, 2016. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method).
We adopted the new standard effective January 1, 2018 under the modified retrospective method. During the fourth quarter of 2017, we substantially completed our assessment over the impact that this new standard will have on our consolidated balance sheets. We preliminarily expect to recognize an adjustment of approximately $30.0 million as a reduction of deferred revenue – related party with an offset to accumulated deficit on January 1, 2018 to reflect the cumulative effect of the accounting changes made upon the adoption of the standard. The finalization of our assessment may result in significant changes to our estimates that may materially impact our preliminary estimate of the cumulative effect.
Our collaboration agreements with Celgene, which are discussed in further detail within Note 8, Collaboration Agreements, are our sole source of revenue and the only arrangements impacted by the adoption of the Revenue ASUs.
Other Recent Accounting Pronouncements
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, or ASU 2017-09, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. ASU 2017-09 is effective for us for annual periods beginning after December 15, 2017, and interim periods therein, with early adoption permitted. We are currently in the process of evaluating the impact of the guidance on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, or ASU 2016-16, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for us for annual periods beginning after December 15, 2017, and interim periods therein, with early adoption permitted. We are currently in the process of evaluating the impact of the guidance on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02, which establishes principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842), or ASU 2018-01, which adds two practical expedients to the the new lease guidance. Topic 842 is effective for us for annual periods beginning after December 15, 2018 and interim periods therein, with early adoption permitted. We are currently in the process of evaluating the impact of the guidance on our consolidated financial statements.
Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.
Subsequent events
We considered events or transactions occurring after the balance sheet date, but prior to the issuance of the consolidated financial statements, for potential recognition or disclosure in our consolidated financial statements. All significant subsequent events have been properly disclosed in the consolidated financial statements.

3. Fair Value Measurements
The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$33,831	$54,916	$—	$88,747
Marketable securities:
Certificates of deposit	—	9,022	—	9,022
U.S. Treasuries	—	149,587	—	149,587
Government securities	—	68,174	—	68,174
Corporate debt securities	—	238,243	—	238,243
	$33,831	$519,942	$—	$553,773
The fair value of Level 2 instruments were determined through third-party pricing services. For a description of our validation procedures related to prices provided by third-party pricing services, refer to Note 2, Summary of Significant Accounting Policies, to these consolidated financial statements. There have been no changes to the valuation methods during the years ended December 31, 2017 and 2016.
Due to the lack of an active market, we transferred $149.6 million of U.S. Treasuries and $42.6 million of government securities from Level 1 to Level 2 during the year ended December 31, 2017. Also due to the lack of an active market, we transferred $11.0 million of government securities from Level 1 to Level 2 during the year ended December 31, 2016. We had no financial assets or liabilities that were classified as Level 3 at any point during the years ended December 31, 2017 and 2016.
4. Marketable Securities
Marketable securities at December 31, 2017 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$8,081	$—	$(11)	$8,070
U.S. Treasuries	113,852	—	(119)	113,733
Government securities	44,421	—	(57)	44,364
Corporate debt securities	155,222	—	(177)	155,045
Non-current:
Certificates of deposit	960	—	(8)	952
U.S. Treasuries	36,165	—	(311)	35,854
Government securities	23,992	—	(182)	23,810
Corporate debt securities	83,722	—	(524)	83,198
	$466,415	$—	$(1,389)	$465,026
Marketable securities at December 31, 2016 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$11,280	$2	$(3)	$11,279
U.S. Treasuries	141,678	2	(62)	141,618
Government securities	19,533	—	(23)	19,510
Corporate debt securities	208,285	3	(135)	208,153
Non-current:
Certificates of deposit	7,600	6	(13)	7,593
Government securities	4,499	—	(21)	4,478
Corporate debt securities	20,248	—	(69)	20,179
	$413,123	$13	$(326)	$412,810

There were no material realized gains or losses on marketable securities for the years ended December 31, 2017 and 2016.
At December 31, 2017 and 2016, we held 240 and 158 debt securities that were in an unrealized loss position for less than one year, respectively. The aggregate fair value of debt securities in an unrealized loss position at December 31, 2017 and 2016 was $439.4 million and $335.4 million, respectively. There were no individual securities that were in a significant unrealized loss position as of December 31, 2017 and 2016. We evaluated our securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell the securities, and we do not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2017 and 2016.
5. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2017	2016
Laboratory equipment	$17,524	$14,529
Computer equipment and software	4,293	3,204
Leasehold improvements	20,322	19,858
Furniture and fixtures	752	748
Office equipment	319	233
Construction in progress	618	137
Total property and equipment	43,828	38,709
Less: accumulated depreciation	(19,397)	(13,372)
Total property and equipment, net	$24,431	$25,337
Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $6.4 million, $5.7 million and $3.3 million, respectively.
6. Accrued Expenses
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Accrued compensation	$15,693	$11,092
Accrued research and development costs	14,849	20,266
Accrued professional fees	3,140	476
Accrued other	349	168
Total accrued expenses	$34,031	$32,002
7. Commitments and Contingent Liabilities
Leases
We rent laboratory and office space under non-cancelable operating leases. These lease agreements contain various clauses for renewal at our option and escalation clauses. Rental expense under these leases, net of tenant improvement reimbursements, amounted to $6.0 million, $6.0 million and $7.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
We provided our landlord a standby letter of credit of $2.9 million as security for our leases. We are not required to maintain any cash collateral for the standby letter of credit.

As of December 31, 2017, minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter were as follows (in thousands):

2018	$11,295
2019	11,770
2020	12,077
2021	12,392
2022	14,447
Thereafter	33,891
$95,872
In addition to rent, the leases may require us to pay additional amounts for taxes, insurance, maintenance and other operating expenses.
Program license agreements
We have entered into various cancelable license agreements for certain technology. None of our lead product candidates utilize technology covered by these licenses. Under the terms of these license agreements, we could be required to make clinical development, regulatory and sales-based milestone payments of up to $1.6 million, $5.4 million and $3.7 million, respectively, to the licensors.
The license agreements also require us to remit royalties in amounts ranging from 0.5% to 2.5% based on net sales of products utilizing the licensed technology. We are also required to make payments in amounts ranging from 7.0% to 25.0% for non-royalty income received from any sublicense of the rights granted to us under the agreements.
Milestone payment agreements
We entered into an agreement with a service provider to receive discounted upfront labor costs for a defined program in consideration of a milestone payment in five years from the effective date, as defined in the agreement. During the year ended December 31, 2016, we accrued a milestone payment of $4.1 million, which was paid during the year ended December 31, 2017. No other amounts are due to the service provider under the terms of the agreement.
Legal contingencies
From time to time, we may be involved in disputes and legal proceedings in the ordinary course of business. These proceedings may include allegations of infringement of intellectual property, employment or other matters. We do not have any ongoing legal proceedings that, based on our estimates, could have a material effect on our consolidated financial statements.
8. Collaboration Agreements
2016 Agreement
In May 2016, we entered into the 2016 Agreement with Celgene, which is focused on MIO. In addition to new programs identified under the 2016 Agreement, both parties also agreed that all future development and commercialization of two remaining cancer metabolism programs discovered under the 2010 Agreement, including AG-270, our MAT2A inhibitor, will be governed by the 2016 Agreement.
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
License agreements
Under each license agreement under the 2016 Agreement, Celgene will be responsible for all post-option exercise worldwide development and associated costs, subject to specified exceptions, as well as worldwide commercialization and associated costs, for licensed products in the I&I field.
Financial terms
Under the terms of the 2016 Agreement, we received an initial upfront payment in the amount of $200.0 million. The 2016 Agreement provides specified rights to extend the research term for up to two, or in specified cases, up to four, additional years by paying a $40.0 million per-year extension fee. Celgene will pay an $8.0 million designation fee for each program that Celgene designates for further development and for each continuation program. During the year ended December 31, 2017, we received $8.0 million from Celgene upon the designation of AG-270, our MAT2A inhibitor, as a development candidate. For each program as to which Celgene exercises its option to develop and commercialize, subject to antitrust clearance, Celgene will pay an option exercise fee of at least $30.0 million for any designated development program and at least $35.0 million for any continuation programs. In certain cases, Celgene may exercise its option to develop and commercialize two early-stage I&I programs, prior to Celgene designating the program for further development, by paying an option exercise fee of $10.0 million.

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

Ivosidenib Letter Agreement
On May 17, 2016, we entered into a letter agreement with Celgene regarding ivosidenib, or the Ivosidenib Letter Agreement. Under the Ivosidenib Letter Agreement, the parties agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which ivosidenib is the lead development candidate. Under the 2010 Agreement, Celgene had held development and commercialization rights to the IDH1 program outside of the United States, and we held such rights inside the United States. As a result of the Ivosidenib Letter Agreement, we obtained global rights to ivosidenib and the IDH1 program. Neither party will have any further financial obligation, including royalties or milestone payments, to the other concerning ivosidenib or the IDH1 program. Under the terms of the Ivosidenib Letter Agreement, the parties also agreed to conduct specified transitional activities in connection with the termination. In addition, pursuant to the Ivosidenib Letter Agreement, the parties are released from their exclusivity obligations under the 2010 Agreement with respect to the IDH1 program. The Ivosidenib Letter Agreement does not affect the AG-881 Agreements, which are directed to both the IDH1 target and the IDH2 target.
AG-881 Agreements
On April 27, 2015, we entered into the AG-881 Agreements. The AG-881 Agreements establish a joint worldwide collaboration focused on the development and commercialization of AG-881 products. Under the terms of the AG-881 Agreements, we received an initial upfront payment of $10.0 million in May 2015 and are eligible to receive milestone-based payments. The parties will split all worldwide development costs equally, subject to specified exceptions, as well as any profits from any net sales of, or commercialization losses related to, licensed AG-881 products. Either party may, at its own expense and with the other party's permission, undertake additional development activities outside of the scope of the development plan agreed upon with the other party.
We are eligible to receive up to $70.0 million in potential milestone payments under the AG-881 Agreements. The potential milestone payments are comprised of: (i) a $15.0 million milestone payment for filing of the first NDA in a major market, and (ii) up to $55.0 million in milestone payments upon achievement of specified regulatory milestone events. We may also receive royalties at tiered, low-double digit to mid-teen percentage rates on net sales if we elect not to participate in the development and commercialization of AG-881.
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
Under the 2010 Agreement, we may also receive royalties at tiered, low-double digit to mid-teen percentage rates on net sales of IDHIFA®. Assuming all other revenue recognition criteria are met, royalty payments will be recognized as revenue in the period in which they are earned. During the year ended December 31, 2017, we earned $1.9 million in royalty revenue under the 2010 Agreement.
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
Upon the modifications, under the provisions of ASC 605-25, we identified the remaining deliverables under the modified arrangement, and determined the BESP for the undelivered elements as of the modification date. We then allocated the total arrangement consideration, which included the remaining deferred revenue balance at the modification date, any upfront payments received upon modification and other consideration under the modified arrangement that were deemed to be determinable at the modification date, to each unit of accounting relative to our BESP for each unit of accounting. The undelivered elements at the time of the modification, which are each considered by us to have stand-alone value and therefore were determined to be separate units of accounting, the related BESP, the method of recognizing the allocated consideration, and the period through which it is expected to be recognized at the time of each modification are as follows:

Undelivered Element	BESP		Unit(s) of Accounting	Principal/ Agent	Recognition Method
July 2014 modification
Ivosidenib program license (1)	$21.2	million	1	Principal	Upon delivery of the licenses to Celgene, which occurred in January 2015
On-going development services (2) (3)	$50.8	million	5	Principal	Proportionally as services are delivered over the performance period, expected to be through June 2016
On-going research and development (2)	$13.6	million	1	Principal	Ratably over the performance period, expected to be through June 2016
Committee participations (4)	$0.2	million	1	Principal	Ratably over the performance period, expected to be through June 2016
April 2015 modification (supplants undelivered elements of July 2014 modification)
AG-881 program licenses (1)	$33.2	million	2	Principal	Upon delivery of the licenses to Celgene, which occurred immediately upon the execution of the AG-881 Agreements
On-going development services (2) (3)	$12.7	million	4	Principal	Proportionally as services are delivered over the performance period, expected to be through September 2017
On-going development services (2) (3)	$97.3	million	4	Agent	Proportionally as services are delivered over the performance period, expected to be through December 2017
On-going research and development (2)	$30.5	million	1	Principal	Ratably over the performance period, expected to be through April 2016
Committee participations (4)	$0.8	million	1	Principal	Ratably over the performance period, expected to be through December 2016
May 2016 modification (supplants undelivered elements of April 2015 modification)
On-going development services (2) (3)	$67.8	million	3	Principal	Proportionally as services are delivered over the performance period, expected to be through December 2019
On-going development services (2) (3)	$22.4	million	3	Agent	Proportionally as services are delivered over the performance period, expected to be through December 2019
On-going research and development (2)	$207.0	million	1	Principal	Ratably over the performance period, expected to be through May 2022
Committee participations (4)	$1.5	million	1	Principal	Ratably over the performance period, expected to be through December 2022
Additional development services	$48.7	million	1	Principal	Proportionally as services are delivered over the performance period, expected to begin in September 2020

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

During the years ended December 31, 2017, 2016 and 2015, we recognized as collaboration revenue the following non-contingent consideration allocated to each undelivered element (in thousands):

	Years Ended December 31,
Undelivered Element	2017	2016	2015
July 2014 modification
Ivosidenib program license	$—	$—	$15,808
On-going development services (principal)	—	—	14,711
On-going research and development	—	—	4,992
Committee participations	—	—	80
April 2015 modification
AG-881 program licenses	—	1,356	11,968
On-going development services (principal)	—	1,656	1,719
On-going research and development	—	4,584	7,644
Committee participations	—	89	121
May 2016 modification
On-going development services (principal)	11,827	21,308	—
On-going research and development	26,126	14,445	—
Committee participations	167	92	—
Total collaboration revenue - related party	$38,120	$43,530	$57,043
During the years ended December 31, 2017, 2016 and 2015, we recognized as a reduction of research and development expenses the following non-contingent consideration allocated to each undelivered element (in thousands):

	Modification Period	Years Ended December 31,
Undelivered Element		2017	2016	2015
On-going development services (agent)	April 2015	$—	$7,456	$17,122
On-going development services (agent)	May 2016	7,797	5,662	—
Total reduction of research and development expenses		$7,797	$13,118	$17,122
Development and commercialization expenses that were not contemplated as of the modification dates due to the high level of uncertainty are recognized as collaboration revenue or a reduction of research and development expenses in the period in which they are earned. For the years ended December 31, 2017, 2016 and 2015, we recognized the following collaboration revenue and reduction of research and development expenses related to such expenses (in thousands):

	Years Ended December 31,
	2017	2016	2015
Collaboration revenue - related party
Development activities	$—	$1,192	$2,076
Commercial activities	2,954	170	—
Reduction of research and development expenses
Development activities	14	6,596	8,051

For the years ended December 31, 2017, 2016 and 2015, we recognized the following totals of collaboration revenue and reduction of research and development expenses (in thousands):

	Years Ended December 31,
	2017	2016	2015
Collaboration revenue - related party	$41,074	$44,892	$59,119
Reduction of research and development expenses	7,811	19,714	25,173
As of December 31, 2017 and December 31, 2016, we recorded a collaboration receivable – related party of $2.4 million and $4.9 million, respectively, related to reimbursable development costs.
Accounting analysis and revenue recognition – milestone revenue
In January 2016, upon the initiation of the IDHENTIFY phase 3 study of IDHIFA®, we earned and received a milestone payment of $25.0 million, which was recognized as collaboration revenue during the three months ended March 31, 2016. No milestones were earned during the years ended December 31, 2017 and 2015. The next potential milestone expected to be achieved under our collaboration agreements with Celgene is the filing of a first NDA in a country other than the U.S. Achievement of this event will result in milestone payments of $15.0 million.
Aurigene Discovery Technologies Limited
In April 2017, we entered into a new global license agreement with Aurigene Discovery Technologies Limited, or Aurigene, to research, develop and commercialize small molecule inhibitors for DHODH, or the Aurigene Agreement.
Under the terms of the Aurigene Agreement, Aurigene will provide us exclusive rights to its portfolio of novel small molecules for DHODH. Financial terms of the Aurigene Agreement include a $3.0 million upfront payment and potential future milestone payments of up to $17.0 million if we achieve certain development and regulatory milestones. The next potential milestone expected to be achieved under our collaboration agreements with Aurigene is the initiation of the first phase 1 clinical trial for DHODH. Achievement of this event will result in milestone payments owed to Aurigene of $2.0 million.
Aurigene is also eligible to receive low single-digit royalties on net product sales, if any. We will conduct preclinical studies and, if successful, fund further global research and development, as well as regulatory and commercial activities.
The term of the Aurigene Agreement will continue until the earlier of: (a) termination for convenience at our sole discretion upon 90 days prior written notice, (b) termination by either party for material breach, or (c) the expiration of the last-to-expire of all payment obligations hereunder with respect to all licensed products under the Aurigene Agreement.
Accounting analysis
The $3.0 million upfront payment was incurred in the year ended December 31, 2017 and recorded as research and development expense. Costs incurred and milestone payments due to Aurigene prior to regulatory approval are recognized as expenses in the period incurred. Payments due to Aurigene upon or subsequent to regulatory approval will be capitalized and amortized over the shorter of the remaining license or product patent life.
9. Common Stock
We are authorized to issue 125,000,000 shares of our common stock. Holders of common stock are entitled to one vote per share. Additionally, holders of common stock are entitled to receive dividends, if and when declared by our board of directors, and to share ratably in our assets legally available for distribution to our shareholders in the event of liquidation.
10. Share-Based Payments
Stock incentive plans
In June 2013, our Board of Directors adopted and, in July 2013 our stockholders approved, the 2013 Stock Incentive Plan, or the 2013 Plan. The 2013 Plan became effective upon the closing of our initial public offering and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, or RSUs, performance-based stock units, or PSUs, and other stock-based awards. Following the adoption of the 2013 Plan, we granted no further stock options or other awards under the 2007 Stock Incentive Plan, or the 2007 Plan. Any options or awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remain outstanding and effective. As of December 31, 2017, the total number of shares reserved under the 2007 Plan and the 2013 Plan are 7,206,938, and we had 1,327,606 shares available for future issuance under the 2013 Plan.

The 2013 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2015 and continuing until the expiration of the 2013 Plan, equal to the lesser of (i) 2,000,000 shares of common stock, (ii) 4% of the outstanding shares of common stock on such date or (iii) an amount determined by our Board of Directors. On January 1, 2018, the annual increase for the 2013 Plan resulted in an additional 1,953,046 shares authorized for issuance.
Stock options
The following table summarizes the stock option activity of all stock incentive plans for the year ended December 31, 2017.

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	5,218,880	$46.79	7.28	$63,559
Granted	1,620,652	51.78
Exercised	(730,478)	16.42
Forfeited/Expired	(531,492)	74.48
Outstanding at December 31, 2017	5,577,562	$49.58	7.27	$94,336
Exercisable at December 31, 2017	2,936,068	$44.32	5.98	$74,229
Vested and expected to vest at December 31, 2017	5,577,562	$49.58	7.27	$94,336
The weighted-average grant date fair value of options granted was $35.24, $28.41 and $65.38 during the years ended December 31, 2017, 2016 and 2015, respectively. The total intrinsic value of options exercised was $31.5 million $26.4 million and $50.9 million during the years ended December 31, 2017, 2016 and 2015, respectively.
At December 31, 2017, the total unrecognized compensation expense related to unvested stock option awards was $85.3 million, which we expect to recognize over a weighted-average period of approximately 2.4 years.
Restricted stock units
We may grant awards of RSUs to non-employee directors and employees on a discretionary basis pursuant to the 2013 Plan. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of our common stock.
The following table presents RSU activity for the year ended December 31, 2017:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2016	77,050	$49.60
Granted	66,334	52.23
Vested	(7,500)	122.22
Forfeited	(10,300)	39.76
Unvested shares at December 31, 2017	125,584	$47.46
As of December 31, 2017, there was approximately $2.4 million of total unrecognized compensation expense related to RSUs, which we expect to be recognized over a weighted-average period of 1.2 years.
Performance-based stock options
During the years ended December 31, 2017, 2016 and 2015, no options to purchase shares of common stock that contain performance-based or a combination of performance-based and service-based vesting criteria were granted by us. However, certain performance-based stock options issued in prior periods were still outstanding as of December 31, 2017. Performance-based vesting criteria for options primarily relate to milestone events specific to our corporate goals, including but not limited to certain preclinical, clinical and regulatory development milestones related to our product candidates. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using our management’s best estimates. As of December 31, 2017, all performance-based milestones had been achieved and all expense related to these options has been recorded.

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
The following table presents PSU activity for the year ended December 31, 2017:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2016	200,613	$53.36
Granted	18,667	52.75
Vested	—	—
Forfeited	(43,094)	54.63
Unvested shares at December 31, 2017	176,186	$52.98
Stock-based compensation expense associated with these PSUs is recognized if the performance condition is considered probable of achievement using our management’s best estimates. As of December 31, 2017, there was approximately $9.3 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are not considered probable of achievement.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. The 2013 ESPP is administered by our Board of Directors or by a committee appointed by our Board of Directors. Under the 2013 ESPP, each offering period is six months, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of the offering period. The per-share purchase price at the end of each offering period is equal to 85% of the closing price of one share of our common stock at the beginning or end of the offering period, whichever is lower, subject to Internal Revenue Service, or IRS, limits. We issued 59,651 shares and 36,680 shares during the years ended December 31, 2017 and 2016, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 327,272 shares of our common stock. As of December 31, 2017, we had 213,791 shares available for future issuance under the 2013 ESPP.
Stock-based compensation expense
During the years ended December 31, 2017, 2016 and 2015, we recorded stock-based compensation expense for employee and non-employee stock options, RSUs, performance-based stock options and ESPP shares. Stock-based compensation expense by award type included within the consolidated statements of operations is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Stock options	$43,997	$39,305	$30,331
Restricted stock units	2,858	1,964	902
Performance-based stock options	—	46	341
Employee Stock Purchase Plan	954	771	389
Total stock-based compensation expense	$47,809	$42,086	$31,963

Expenses related to equity-based awards were allocated as follows in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2017	2016	2015
Research and development expense	$30,807	$25,386	$17,419
General and administrative expense	17,002	16,700	14,544
	$47,809	$42,086	$31,963
No related tax benefits were recognized for the years ended December 31, 2017, 2016 and 2015.
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

	Years Ending December 31,
	2017	2016	2015
Risk-free interest rate	2.05%	1.42%	1.71%
Expected dividend yield	—	—	—
Expected term (in years)	6.05	6.05	6.04
Expected volatility	77.73%	72.84%	69.62%
Expected term
We use the “simplified method” as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share Based Payments, to estimate the expected term of stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the contractual term of ten years and the weighted-average vesting term of the our stock options, taking into consideration multiple vesting tranches. We utilize this method due to lack of historical data and the plain-vanilla nature of our share-based awards.
Volatility
We use a weighted-average of expected volatility based on the volatilities of a representative group of publicly traded biopharmaceutical companies, including ourselves. The expected volatility has been determined using a weighted-average of the historical volatilities of the representative group of companies for a period equal to the expected term of the option grant.
Risk-free rate
The risk-free rate is based on the yield curve of U.S. Treasury securities with periods commensurate with the expected term of the options being valued.
Dividends
We have never paid, and do not anticipate paying, any cash dividends in the foreseeable future, and, therefore, use an expected dividend yield of zero in the option-pricing model.
Forfeitures
Upon adoption of ASU 2016-09, we elected to account for forfeitures as they occur and, therefore, do not estimate forfeitures.
11. Income Taxes
The domestic and foreign components of loss before income taxes are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Domestic	$(290,423)	$(179,896)	$(111,057)
Foreign	(24,247)	(18,575)	(6,674)
Total	$(314,670)	$(198,471)	$(117,731)

We did not have any provision for income taxes for the years ended December 31, 2017, 2016 and 2015.
A reconciliation of the expected income tax benefit (expense) computed using the federal statutory income tax rate to our effective income tax rate is as follows for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Income tax benefit computed at federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.0%	2.9%	4.5%
Change in valuation allowance	(19.4)%	(43.4)%	(44.6)%
General business credits and other credits	10.4%	9.5%	8.4%
Permanent differences and other adjustments	—%	(0.3)%	(0.3)%
Incentive stock options	0.3%	(1.8)%	(1.8)%
Foreign rate differential	(1.6)%	(1.9)%	(1.2)%
Impact of federal rate change	(28.7)%	—%	—%
Total	—%	—%	—%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$131,165	$126,077
Deferred revenue	41,243	8,051
Tax credit carryforwards	100,791	43,350
Purchased intangible assets	3,906	4,410
Stock-based compensation	20,539	22,731
Deferred rent	5,042	8,516
Non-deductible accruals and reserves	3,778	3,310
Total deferred tax assets	306,464	216,445
Depreciation and amortization	$(4,549)	$(8,412)
Less: valuation allowance	(301,915)	(208,033)
Net deferred taxes	$—	$—
In December 2017, the Tax Cuts and Jobs Act, or TCJA, was signed into law. Among other things, the TCJA permanently lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate federal income tax rate to 21%, U.S. GAAP requires companies to revalue their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. This revaluation resulted in a provision of $90.0 million to income tax expense in continuing operations and a corresponding reduction in the valuation allowance. As a result, there was no impact on our consolidated statements of operations from the reduction in tax rate. The other provisions of the TCJA did not have a material impact on the consolidated financial statements.
Our preliminary estimate of the TCJA and the remeasurement of our deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TJCA may require further adjustments and changes in our estimates.
The final determination of the TCJA and the remeasurement of our deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA.
As of December 31, 2017, we had net operating loss carryforwards, or NOLs, available to reduce federal, state and foreign income taxes of approximately $454.6 million, $456.7 million and $46.2 million, respectively. If not utilized, these NOLs begin to expire in 2033, 2032 and 2022, respectively. At December 31, 2017, we also had available research and development tax credits for federal and state income tax purposes of approximately $18.5 million and $8.5 million, respectively. If not utilized, the credits begin to expire in 2027 and 2020 for federal and state income tax purposes, respectively. We engaged in clinical testing activities and incurred expenses that qualify for the federal orphan drug tax credit. At December 31, 2017, we had available orphan drug tax credits for federal purposes only of approximately $75.6 million. If not utilized, the orphan drug credits begin to expire in 2035.
We adopted ASU 2016-09 during the quarter ended March 31, 2017. As a result of the adoption, the net operating losses deferred tax assets increased by $32.7 million and were offset by a corresponding increase in the valuation allowance. The adoption of ASU 2016-09 had no impact on our consolidated balance sheets or consolidated statements of operations.
As provided by Section 382 of the Internal Revenue Code of 1986, or Section 382, and similar state provisions, utilization of NOLs and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations that have previously occurred or that could occur in the future. Ownership changes may limit the amount of NOLs and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of five percent stockholders in the stock of a corporation by more than 50 percent in the aggregate over a three year period. During the year ended December 31, 2017, we completed a Section 382 study to determine whether any ownership change has occurred since our formation and determined that transactions have resulted in two ownership changes, as defined by Section 382. The impact of the ownership changes has been reflected in our deferred tax assets in the table above. There could be additional ownership changes after December 31, 2017 that could further limit the amount of NOLs and tax credit carryforwards that we can utilize.
As required by ASC 740, we have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on the weight of available evidence, both positive and negative, we recorded a valuation allowance of $301.9 million and $208.0 million as of December 31, 2017 and December 31, 2016, respectively, because we have determined that it is more likely than not that these assets will not be fully realized. The valuation allowance increased by $93.9 million, $86.1 million and $52.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
We apply the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. Our reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by us in our tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit.
The following table presents our unrecognized tax benefits activity for the years ended December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Unrecognized tax benefits at 12/31/2016	$—	$—
Gross increases - current period tax positions	11,263	—
Unrecognized tax benefits at 12/31/2017	11,263	—
The uncertain tax position does not impact our effective income tax rate due to the full valuation allowance.
We are subject to taxation in the United States and Switzerland. The statute of limitations for assessment by the IRS and state tax authorities is open for tax years ending December 31, 2017, 2016, 2015, and 2014, although carryforward attributes that were generated for tax years prior to 2014 may still be adjusted upon examination by the IRS or state tax authorities if they either have been, or will be, used in a future period. The statute of limitations for assessment in Switzerland remains open for tax year ending December 31, 2017, 2016, and 2015. There are currently no federal, state or foreign audits in progress.
12. Defined Contribution Benefit Plan
We sponsor a 401(k) retirement plan, in which substantially all of our full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. We will make matching contributions equal to 50% of the employee’s contributions, subject to a maximum of 6% of eligible compensation.

13. Net Loss per Share
Since we had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share was the same for the years ended December 31, 2017, 2016 and 2015. Furthermore, 176,186 PSUs that were previously granted had not vested as of December 31, 2017 and were excluded from diluted shares outstanding as the vesting conditions for the awards, discussed further in Note 10, Share-Based Payments, had not been met as of December 31, 2017.
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Years ended December 31,
	2017	2016	2015
Stock options	5,577,562	5,218,880	4,618,697
Restricted stock units	125,584	77,050	15,000
Unvested restricted stock	—	—	—
Employee stock purchase plan shares	22,062	24,018	7,721
	5,725,208	5,319,948	4,641,418
14. Selected Quarterly Financial Data (Unaudited)
The following table contains quarterly financial information for 2017 and 2016 (in thousands, except per share data):

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$10,508	$11,346	$11,358	$9,799
Loss from operations	(67,047)	(84,600)	(79,017)	(90,130)
Net loss	(66,166)	(83,082)	(77,137)	(88,285)
Net loss per share – basic and diluted	(1.56)	(1.78)	(1.59)	(1.81)

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$31,281	$6,978	$8,985	$22,648
Loss from operations	(23,594)	(56,470)	(63,512)	(57,409)
Net loss	(23,198)	(55,953)	(62,834)	(56,486)
Net loss per share – basic and diluted	(0.61)	(1.47)	(1.63)	(1.34)