Form 10-Q
period 2018-03-31
AGIOS PHARMACEUTICALS INC
filed 2018-05-04
CIK 1439222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 30, 2018: 57,605,621

AGIOS PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)
AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$364,469	$102,724
Marketable securities	417,981	321,212
Collaboration receivable – related party	3,512	2,448
Royalty receivable – related party	1,417	1,222
Prepaid expenses and other current assets	15,614	17,655
Total current assets	802,993	445,261
Marketable securities	212,297	143,814
Property and equipment, net	23,732	24,431
Other non-current assets	1,104	891
Total assets	$1,040,126	$614,397
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,932	$22,767
Accrued expenses	17,005	34,031
Deferred revenue – related party	39,212	37,842
Deferred rent	550	301
Total current liabilities	74,699	94,941
Deferred revenue, net of current portion – related party	81,831	125,798
Deferred rent, net of current portion	18,002	18,155
Total liabilities	174,532	238,894
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 57,541,613 and 48,826,153 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	58	49
Additional paid-in capital	1,717,609	1,174,904
Accumulated other comprehensive loss	(2,643)	(1,389)
Accumulated deficit	(849,430)	(798,061)
Total stockholders’ equity	865,594	375,503
Total liabilities and stockholders’ equity	$1,040,126	$614,397
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Collaboration revenue – related party	$7,345	$10,508
Royalty revenue – related party	1,417	—
Total revenue	8,762	10,508
Operating expenses:
Research and development (net of $2,776 of cost reimbursement from related party for the three months ended March 31, 2017)	78,224	62,732
General and administrative	24,550	14,823
Total operating expenses	102,774	77,555
Loss from operations	(94,012)	(67,047)
Interest income	3,187	881
Net loss	$(90,825)	$(66,166)
Net loss per share – basic and diluted	$(1.63)	$(1.56)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	55,694,603	42,280,525
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(90,825)	$(66,166)
Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale securities	(1,254)	101
Comprehensive loss	$(92,079)	$(66,065)
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(90,825)	$(66,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,725	1,591
Stock-based compensation expense	14,522	10,734
Net amortization of premium and discounts on investments	(406)	163
Loss on disposal of property and equipment	—	40
Changes in operating assets and liabilities:
Collaboration receivable – related party	(1,064)	(6,379)
Royalty receivable – related party	(195)	—
Tenant improvement and other receivables	—	(24)
Prepaid expenses and other current and non-current assets	1,901	(3,425)
Accounts payable	(4,469)	(994)
Accrued expenses	(17,144)	(6,889)
Deferred revenue – related party	(3,141)	(1,924)
Deferred rent	96	(801)
Net cash used in operating activities	(99,000)	(74,074)
Investing activities
Purchases of marketable securities	(330,971)	(26,740)
Proceeds from maturities and sales of marketable securities	164,871	136,585
Purchases of property and equipment	(1,432)	(293)
Net cash (used in) provided by investing activities	(167,532)	109,552
Financing activities
Payment of public offering costs, net of reimbursements	(188)	(100)
Proceeds from public offering of common stock, net of commissions	516,206	—
Net proceeds from stock option exercises and employee stock purchase plan	12,259	4,146
Net cash provided by financing activities	528,277	4,046
Net change in cash and cash equivalents	261,745	39,524
Cash and cash equivalents at beginning of the period	102,724	160,754
Cash and cash equivalents at end of the period	$364,469	$200,278
Supplemental disclosure of non-cash investing and financing transactions
Additions to property and equipment in accounts payable and accrued expenses	$605	$213
Proceeds from stock option exercises in other current assets	$73	$6
Public offering costs in other current assets	$—	$329
Public offering costs in accounts payable and accrued expenses	$158	$—
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
Basis of presentation
The condensed consolidated balance sheet as of March 31, 2018, and the condensed consolidated statements of operations, comprehensive loss, and cash flows for the three months ended March 31, 2018 and 2017 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of March 31, 2018, and our results of operations and cash flows for the three months ended March 31, 2018 and 2017. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three-month period are also unaudited. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other future annual or interim period. The year-end condensed consolidated balance sheet data was derived from our audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP. Accordingly, the condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the Securities and Exchange Commission, or the SEC, on February 14, 2018.
Our consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries, Agios Securities Corporation, Agios International Sarl, and Agios Limited. All intercompany transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with U.S. GAAP.
Liquidity
In January 2018, we completed a public offering of 7,089,553 shares of common stock at an offering price of $67.00 per share. We received net proceeds from this offering of $448.9 million, after deducting underwriting discounts and commissions paid by us. In addition, we granted the underwriters the right to purchase up to an additional 1,063,433 shares of common stock, which was exercised in January 2018, resulting in additional net proceeds to us of $67.3 million, after underwriting discounts and commissions. After giving effect to the full exercise of the over-allotment option, the number of shares sold by us in the public offering totaled 8,152,986 shares, and net proceeds to us totaled $516.2 million, after underwriting discounts and commissions.
As of March 31, 2018, we had cash, cash equivalents and marketable securities of $994.7 million. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities will be sufficient to fund current operations for at least the next twelve months from the issuance date of these financial statements.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Significant accounting policies
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. ASU 2014-09 was codified as Accounting Standards Codification, or ASC, 606,

Revenue from Contracts with Customers, or ASC 606. Subsequently, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which adjusted the effective date of ASU 2014-09; ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies identifying performance obligations and licensing implementation guidance and illustrations in ASU 2014-09; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses implementation issues and is intended to reduce the cost and complexity of applying the new revenue standard in ASU 2014-09; ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments  (SEC Update), which codifies recent announcements by the SEC staff; and ASU No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) (SEC Update), which codifies SEC Release 33-10403, or collectively with ASU 2014-09, the Revenue ASUs.
We were required to adopt the Revenue ASUs effective January 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We adopted the new standard under the modified retrospective method.
In adopting the Revenue ASUs, we applied the practical expedient that permits aggregating the effect of all modifications that occurred prior to January 1, 2018. No other practical expedients were used.
Upon finalization of our assessment, which resulted in changes to our estimates as of December 31, 2017, the impact of the cumulative effect of the accounting changes upon the adoption of the standard (in thousands) is as follows:

	December 31, 2017	Cumulative Effect	January 1, 2018
Deferred revenue – related party, current and net of current portions	$163,640	$(39,456)	$124,184
Accumulated deficit	(798,061)	39,456	(758,605)
The following tables summarize the effects of adopting ASC 606 on our unaudited condensed consolidated financial statements for the three months ended March 31, 2018 (in thousands, except per share data):
Condensed Consolidated Balance Sheets

	March 31, 2018
	Under Topic 606	Under Topic 605	Effect of Change
Deferred revenue – related party	$39,212	$35,396	$3,816
Deferred revenue, net of current portion – related party	81,831	122,060	(40,229)
Accumulated deficit	(849,430)	(885,843)	36,413
Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2018
	Under Topic 606	Under Topic 605	Effect of Change
Collaboration revenue – related party	$7,345	$9,977	$(2,632)
Research and development expense	78,224	77,813	411
Total operating expenses	102,774	102,363	411
Loss from operations	(94,012)	(90,969)	(3,043)
Net loss	(90,825)	(87,782)	(3,043)
Net loss per share – basic and diluted	(1.63)	(1.58)	(0.05)

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31, 2018
	Under Topic 606	Under Topic 605	Effect of Change
Net loss	$(90,825)	$(87,782)	$(3,043)
Comprehensive loss	(92,079)	(89,036)	(3,043)
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2018
	Under Topic 606	Under Topic 605	Effect of Change
Net loss	$(90,825)	$(87,782)	$(3,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred revenue – related party	(3,141)	(6,184)	3,043
Recent accounting pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02, which establishes principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. ASU 2016-02 was codified as ASC 842, Leases. Subsequently, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments  (SEC Update), which codifies recent announcements by the SEC staff; and ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which provides a transition practical expedient for existing or expired land easements, or collectively with ASU 2016-02, the Leases ASUs.
We will adopt ASC 842 effective January 1, 2019. We are currently in the process of evaluating the impact of the guidance on our consolidated financial statements.
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

The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of March 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$262,897	$84,827	$—	$347,724
Marketable securities:
Certificates of deposit	—	5,226	—	5,226
U.S. Treasuries	—	179,580	—	179,580
Government securities	—	128,968	—	128,968
Corporate debt securities	—	316,504	—	316,504
Total cash equivalents and marketable securities	$262,897	$715,105	$—	$978,002
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2018.
There have been no changes to the valuation methods during the three months ended March 31, 2018. We evaluate transfers between levels at the end of each reporting period. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2018. We have no financial assets or liabilities that were classified as Level 3 at any point during the three months ended March 31, 2018.
4. Marketable Securities
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity and a component of total comprehensive loss in the condensed consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on marketable securities for the three months ended March 31, 2018 and 2017 and, as a result, there were no reclassifications of any amounts out of accumulated other comprehensive loss for those periods.
Marketable securities at March 31, 2018 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$4,760	$—	$(8)	$4,752
U.S Treasuries	144,849	—	(209)	144,640
Government securities	71,773	—	(141)	71,632
Corporate debt securities	197,334	—	(377)	196,957
Non-current:
Certificates of deposit	480	—	(6)	474
U.S Treasuries	35,318	—	(378)	34,940
Government securities	57,646	—	(310)	57,336
Corporate debt securities	120,752	—	(1,205)	119,547
Total marketable securities	$632,912	$—	$(2,634)	$630,278

Marketable securities at December 31, 2017 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$8,081	$—	$(11)	$8,070
U.S. Treasuries	113,852	—	(119)	113,733
Government securities	44,421	—	(57)	44,364
Corporate debt securities	155,222	—	(177)	155,045
Non-current:
Certificates of deposit	960	—	(8)	952
U.S. Treasuries	36,165	—	(311)	35,854
Government securities	23,992	—	(182)	23,810
Corporate debt securities	83,722	—	(524)	83,198
Total marketable securities	$466,415	$—	$(1,389)	$465,026
At March 31, 2018 and December 31, 2017, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of one to two years, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and therefore classified as available-for-sale.
At March 31, 2018 and December 31, 2017, we held 257 and 240 debt securities that were in an unrealized loss position for less than one year, respectively. The aggregate fair value of debt securities in an unrealized loss position at March 31, 2018 and December 31, 2017 was $572.7 million and $439.4 million, respectively. There were no individual securities that were in a significant unrealized loss position as of March 31, 2018 and December 31, 2017. Given our intent and ability to hold such securities until recovery, and the lack of material of change in the credit risk of these investments, we do not consider these marketable securities to be other-than-temporarily impaired as of March 31, 2018 and December 31, 2017.
5. Collaboration Agreements
Celgene Corporation
To date, our revenue has primarily been generated from our collaboration agreements with Celgene, or collectively, the Collaboration Agreements. Celgene is a related party through ownership of our common stock. In April 2010, we entered into a discovery and development collaboration and license agreement focused on cancer metabolism, or the 2010 Agreement. The 2010 Agreement was amended in October 2011 and July 2014. In April 2015, we entered into a joint worldwide development and profit share collaboration and license agreement with Celgene, and our wholly owned subsidiary, Agios International Sarl, entered into a collaboration and license agreement with Celgene International II Sarl, or collectively, the AG-881 Agreements, to establish a worldwide collaboration focused on the development and commercialization of AG-881 products. In May 2016, we entered into a master research and collaboration agreement with Celgene, or the 2016 Agreement.
2016 Agreement
In May 2016, we entered into the 2016 Agreement focused on metabolic immuno-oncology, or MIO, a developing field which aims to modulate the activity of relevant immune cells by targeting critical metabolic nodes, thereby, enhancing the immune mediated anti-tumor response. In addition to new programs identified under the 2016 Agreement, both parties also agreed that all future development and commercialization of two remaining cancer metabolism programs discovered under the 2010 Agreement, including AG-270, an inhibitor of methionine adenosyltransferase 2a, will now be governed by the 2016 Agreement.
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
Financial terms
Under the terms of the 2016 Agreement, we received an initial upfront payment in the amount of $200.0 million. The 2016 Agreement provides specified rights to extend the research term for up to two, or in specified cases, up to four, additional years by paying a $40.0 million per-year extension fee. Celgene will pay an $8.0 million designation fee for each program that Celgene designates for further development and for each continuation program. During the three months ended March 31, 2017, we received $8.0 million from Celgene upon the designation of AG-270 as a development candidate. For each program as to which Celgene exercises its option to develop and commercialize, subject to antitrust clearance, Celgene will pay an option exercise fee of at least $30.0 million for any designated development program and at least $35.0 million for any continuation programs. In certain cases, Celgene may exercise its option to develop and commercialize two early-stage I&I programs, prior to Celgene designating the program for further development, by paying an option exercise fee of $10.0 million.

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

TIBSOVO® (ivosidenib) Letter Agreement
In May 2016, we entered into a letter agreement with Celgene regarding TIBSOVO® (ivosidenib), or the TIBSOVO® (ivosidenib) Letter Agreement. Under the TIBSOVO® (ivosidenib) Letter Agreement, the parties agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the isocitrate dehydrogenase 1, or IDH1, target, for which TIBSOVO® (ivosidenib) is the lead development candidate. Under the 2010 Agreement, Celgene had held development and commercialization rights to the IDH1 program outside of the United States, and we held such rights inside the United States. As a result of the termination, we obtained global rights to TIBSOVO® (ivosidenib) and the IDH1 program. Neither party will have any further financial obligation, including royalties or milestone payments, to the other concerning TIBSOVO® (ivosidenib) or the IDH1 program. Under the terms of the termination, the parties also agreed to conduct specified transitional activities in connection with the termination. In addition, pursuant to the TIBSOVO® (ivosidenib) Letter Agreement, the parties are released from their exclusivity obligations under the 2010 Agreement with respect to the IDH1 program. The termination does not affect the AG-881 Agreements, which are directed to both the IDH1 target and the isocitrate dehydrogenase 2, or IDH2, target.
AG-881 Agreements
In April 2015, we entered into the AG-881 Agreements. The AG-881 Agreements establish a joint worldwide collaboration focused on the development and commercialization of AG-881 products. Under the terms of the AG-881 Agreements, we received an initial upfront payment of $10.0 million in May 2015 and are eligible to receive milestone-based payments described below. The parties will split all worldwide development costs equally, subject to specified exceptions, as well as any profits from any net sales of, or commercialization losses related to, licensed AG-881 products. Either party may, at its own expense and with the other party's permission, undertake additional development activities outside of the scope of the development plan agreed upon with the other party.
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
Upon agreement to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which TIBSOVO® (ivosidenib) is the lead development candidate, the sole program remaining under the 2010 Agreement is IDHIFA®, a co-commercialized licensed program for which Celgene leads and funds global development and commercialization activities. We have exercised our right to participate in a portion of commercialization activities in the United States for IDHIFA® in accordance with the applicable commercialization plan. On August 1, 2017, the U.S. Food and Drug Administration, or FDA, granted Celgene approval of IDHIFA® for the treatment of adult patients with relapsed or refractory acute myeloid leukemia, or R/R AML, with an IDH2 mutation as detected by an FDA-approved test.
Under the remaining terms of the 2010 Agreement, we are eligible to receive up to $95.0 million in potential milestone payments for the IDHIFA® program. The potential milestone payments are comprised of: (i) up to $70.0 million in milestone payments upon achievement of specified ex-U.S. regulatory milestone events, and (ii) a $25.0 million milestone payment upon achievement of a specified ex-U.S. commercial milestone event.
Under the 2010 Agreement, we may also receive royalties at tiered, low-double digit to mid-teen percentage rates on net sales of IDHIFA®. Assuming all other revenue recognition criteria are met, royalty payments will be recognized as revenue in the period in which they are earned. During the three months ended March 31, 2018, we earned $1.4 million in royalty revenue under the 2010 Agreement.

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
Accounting analysis and revenue recognition – collaboration revenue
On January 1, 2018 we adopted ASC 606 under the modified retrospective method. Prior to January 1, 2018 we accounted for the Collaboration Agreements under ASC 605-25, Multiple Element Arrangements.
Accounting under ASC 606
In adopting ASC 606, we applied the practical expedient that permits aggregating the effect of all modifications that occurred prior to January 1, 2018. No other practical expedients were used. Similar to the accounting under ASC 605-25, the 2016 Agreement was determined to be a modification of the 2010 Agreement and the AG-881 Agreements. In determining the appropriate amount of revenue to be recognized under ASC 606, we performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measured the transaction price, including the constraint on variable consideration; (iv) allocated the transaction price to the performance obligations; and (v) recognized revenue when (or as) we satisfy each performance obligation.
As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price, or SSP, for each performance obligation identified in the contract. We use key assumptions to determine the SSP, which include forecast of revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.
The satisfied and unsatisfied performance obligations at the time of the ASC 606 adoption, each of which are considered by us to be distinct within the context of the contract, their SSP, the method of recognizing the allocated consideration, and the period through which they are expected to be recognized are as follows:

Performance Obligations	SSP		No. of Performance Obligation(s)	Recognition Method
Fully satisfied at time of adoption
Licenses (1)	$86.7	million	4	Fully satisfied; recognized upon adoption of ASC 606
Research and development services (2) (3)	$350.7	million	10	Fully satisfied; recognized upon adoption of ASC 606
Partially satisfied at time of adoption
Research and development services (2) (3)	$266.6	million	6	Proportionally as services are delivered over the performance period, expected to be through September 2022 (4)

(1)
The SSP was developed by probability weighting multiple cash flow scenarios using the income approach. Our management estimates within the models include the expected, probability-weighted net profits from estimated future sales, an estimate of the direct cost incurred to generate future cash flows, a discount rate and other business forecast factors. There are significant judgments and estimates inherent in the determination of the SSP of these units of accounting. These judgments and estimates include assumptions regarding future operating performance, the timelines of the clinical trials and regulatory approvals, and other factors. If different reasonable assumptions are utilized, the SSP and revenue recognized would vary.

(2)	The SSP was developed using our management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider.

(3)	The SSP was developed using internal full time equivalent costs to support the development services.

(4)
We determined that recognizing revenue on a proportional basis using the ratio of effort incurred to date compared to the total estimated effort required to complete the performance obligation best depicts the satisfaction of our obligations under the Collaboration Agreements.

During the three months ended March 31, 2018, we recognized the following as collaboration revenue (in thousands):

	Three Months Ended March 31, 2018
Performance Obligation	Under Topic 606	Under Topic 605	Effect of Change
Collaboration revenue - related party
Research and development services	$6,364	$8,953	$(2,589)
Committee participations	—	43	(43)
Reduction of research and development expenses
Development services	—	411	(411)
During the three months ended March 31, 2017, we recognized as collaboration revenue the following non-contingent consideration allocated to each undelivered element (in thousands):

Undelivered Element	Revenue Recognized
On-going research and development services	$10,387
Committee participations	42
Total collaboration revenue - related party	$10,429
During the three months ended March 31, 2017, we recognized $2.8 million as a reduction of research and development expenses. During the three months ended March 31, 2018, we did not recognize any reductions to research and development expenses.
Development and commercialization expenses that were not contemplated as of the modification dates due to the high level of uncertainty are recognized as collaboration revenue or a reduction of research and development expenses in the period in which they are earned. There was no impact from the adoption of ASC 606 on these obligations. For the three months ended March 31, 2018 and 2017, we recognized the following collaboration revenue and reduction of research and development expenses related to such expenses (in thousands):

	Three Months Ended March 31,
	2018	2017
Collaboration revenue - related party
Commercialization activities	$981	$79
Reduction of research and development expenses
Research and development activities	—	14
For the three months ended March 31, 2018 and 2017, we recognized the following totals of collaboration revenue and reduction of research and development expenses (in thousands):

	Three Months Ended March 31,
	2018	2017
Collaboration revenue - related party	$7,345	$10,508
Reduction of research and development expenses	—	2,776

The following table presents changes in our contract assets and liabilities during the three months ended March 31, 2018 (in thousands):

	December 31, 2017	Additions	Deductions	March 31, 2018
Contract assets (1)
Collaboration receivable – related party	$2,448	$3,512	$(2,448)	$3,512
Royalty receivable – related party	1,222	1,417	(1,222)	1,417
Contract liabilities (2)
Deferred revenue – related party, current and net of current portions	163,640	4,204	(46,801)	121,043

(1)
Additions to contract assets relate to amounts billed to Celgene for reimbursable costs incurred by us during the reporting period. Deductions to contract assets relate to collection of receivables during the reporting period.

(2)
Additions to contract liabilities relate to consideration from Celgene during the reporting period. Deductions to contract liabilities relate to deferred revenue recognized as revenue during the reporting period and cumulative catch-up adjustment recognized upon adoption of ASC 606 on January 1, 2018.

During the three months ended March 31, 2018, we recognized the following as revenue due to changes in the contract asset and the contract liability balances (in thousands):

Amounts included in the contract liability at the beginning of the period	$5,984
Performance obligations satisfied in previous periods	323
As of March 31, 2018, the aggregate amount of the transaction price allocated to performance obligations that are partially unsatisfied was $132.6 million.
We consider the total consideration expected to be earned in the next twelve months for services to be performed as current deferred revenue, and consideration that is expected to be earned subsequent to twelve months from the balance sheet date as noncurrent deferred revenue.
Accounting analysis and revenue recognition – milestone revenue
At each reporting period we evaluate whether milestones are considered probable of being reached and, to the extent that a significant reversal would not occur in future periods, estimate the amount to be included in the transaction price using the most likely amount method. Milestone payments that are not within our control, such as regulatory approvals, are not considered probable of being achieved and are excluded from the transaction price until those approvals are received.
No milestones were earned during the three months ended March 31, 2018 and 2017. The next potential milestone expected to be achieved under our collaboration agreements with Celgene is the filing of a first new drug application equivalent in an ex-U.S. country. Achievement of this event will result in milestone payments of $15.0 million under the 2010 Agreement.
Aurigene Discovery Technologies Limited
In April 2017, we entered into a new global license agreement with Aurigene Discovery Technologies Limited, or Aurigene, to research, develop and commercialize small molecule inhibitors for dihydroorotate dehydrogenase, or DHODH, or the Aurigene Agreement.
Under the terms of the Aurigene Agreement, Aurigene will provide to us exclusive rights to its portfolio of novel small molecules for DHODH. Financial terms of the Aurigene Agreement include a $3.0 million upfront payment and potential future milestone payments of up to $17.0 million if we achieve certain development and regulatory milestones. The next potential milestone expected to be achieved under our collaboration agreements with Aurigene is the initiation of the first phase 1 clinical trial for AG-636, our DHODH inhibitor. Achievement of this event will result in milestone payments owed to Aurigene of $2.0 million.
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
6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued compensation	$4,966	$15,693
Accrued research and development costs	9,951	14,849
Accrued professional fees	1,853	3,140
Accrued other	235	349
Total accrued expenses	$17,005	$34,031
7. Share-Based Payments
2013 Stock Incentive Plan
In June 2013, our Board of Directors adopted and, in July 2013 our stockholders approved, the 2013 Stock Incentive Plan, or the 2013 Plan. The 2013 Plan became effective upon the closing of our initial public offering and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, or RSUs, performance-based stock units, or PSUs, and other stock-based awards. Following the adoption of the 2013 Plan, we granted no further stock options or other awards under the 2007 Stock Incentive Plan, or the 2007 Plan. Any options or awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remained outstanding and effective. As of March 31, 2018, the total number of shares reserved under the 2007 Plan and the 2013 Plan are 8,624,887, and we had 1,938,247 shares available for future issuance under the 2013 Plan.
Stock options
The following table presents stock option activity for the three months ended March 31, 2018:

	Number of Stock Options	Weighted- Average Exercise Price
Outstanding at December 31, 2017	5,577,562	$49.58
Granted	1,107,220	77.22
Exercised	(477,847)	22.81
Forfeited/Expired	(102,127)	88.78
Outstanding at March 31, 2018	6,104,808	$56.03
Exercisable at March 31, 2018	2,863,417	$48.14
Vested and expected to vest at March 31, 2018	6,104,808	$56.03
At March 31, 2018, the total unrecognized compensation expense related to unvested stock option awards was $130.0 million, which we expect to recognize over a weighted-average period of approximately 3.0 years.

Restricted stock units
The following table presents RSU activity for the three months ended March 31, 2018:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2017	125,584	$47.46
Granted	338,093	77.54
Vested	(57,250)	41.76
Forfeited	(781)	77.70
Unvested shares at March 31, 2018	405,646	$73.28
As of March 31, 2018, there was approximately $26.7 million of total unrecognized compensation expense related to RSUs, which we expect to be recognized over a weighted-average period of approximately 2.6 years.
Performance-based stock units
The following table presents PSU activity for the three months ended March 31, 2018:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2017	176,186	$52.98
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested shares at March 31, 2018	176,186	$52.98
Stock-based compensation expense associated with these PSUs is recognized if the underlying performance condition is considered probable of achievement using our management’s best estimates. Performance-based vesting criteria primarily relate to milestone events specific to our corporate goals, specifically regulatory milestones related to our product candidates.
As of March 31, 2018, there was approximately $9.3 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are not considered probable of achievement.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. We issued 27,377 shares and 33,521 shares during the three months ended March 31, 2018 and 2017, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 327,272 shares of our common stock. As of March 31, 2018, we had 186,414 shares available for future issuance under the 2013 ESPP.
Stock-based compensation expense
Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options	$12,472	$9,902
Restricted stock units	1,797	595
Employee Stock Purchase Plan	253	237
Total stock-based compensation expense	$14,522	$10,734

Expenses related to equity-based awards were allocated as follows in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development expense	$8,640	$7,025
General and administrative expense	5,882	3,709
Total stock-based compensation expense	$14,522	$10,734
8. Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net loss per share calculation, stock options, RSUs and ESPP options are considered to be common stock equivalents, while PSUs with vesting conditions that were not met as of March 31, 2018 are not considered to be common stock equivalents.
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
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2018	2017
Stock options	6,104,808	6,129,794
Restricted stock units	405,646	126,850
Employee Stock Purchase Plan options	5,289	5,533
Total common stock equivalents	6,515,743	6,262,177

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Information
The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017, and related notes included in Part I. Item 1. of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission, or SEC, on February 14, 2018. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management, and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A. and elsewhere in this report, and in our Annual Report on Form 10-K. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.
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
Our first commercial cancer product is IDHIFA®. In August 2017, the U.S. Food and Drug Administration, or FDA, granted our collaboration partner Celgene Corporation, or Celgene, approval of IDHIFA® for the treatment of adult patients with relapsed or refractory acute myeloid leukemia, or R/R AML, and an isocitrate dehydrogenase 2, or IDH2, mutation as detected by an FDA-approved test. IDHIFA®, an oral targeted inhibitor of the mutated IDH2 enzyme, is the first and only FDA-approved therapy for patients with R/R AML and an IDH2 mutation. We are eligible to receive royalties at tiered low-double digit to mid-teen percentage rates on any net sales of IDHIFA® and have exercised our rights to provide up to one-third of the field-based commercialization efforts in the United States.
Our most advanced clinical cancer product candidates are TIBSOVO® (ivosidenib), which is wholly-owned by us and targets mutated isocitrate dehydrogenase 1, or IDH1, and AG-881, which is a brain-penetrant pan-IDH mutant inhibitor and is subject to our joint worldwide development and profit share collaboration and license agreement with Celgene. These mutations are found in a wide range of hematological malignancies and solid tumors. In December 2017, we submitted a new drug application, or NDA, to the FDA for TIBSOVO® (ivosidenib) for the treatment of patients with R/R AML and an IDH1 mutation, which was accepted with priority review and granted a Prescription Drug User Fee Act, or PDUFA, action date of August 21, 2018. We plan to submit a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for TIBSOVO® (ivosidenib) for IDH1 mutant-positive R/R AML in the fourth quarter of 2018.
Our next most advanced cancer product candidate is AG-270, an inhibitor of methionine adenosyltransferase 2a, or MAT2A. We submitted an investigational new drug application, or IND, for AG-270 in November 2017, and in December 2017 the FDA concluded that we may proceed with our planned phase 1 dose-escalation trial of AG-270 in multiple tumor types carrying a methylthioadenosine phosphorylase, or MTAP, deletion, which we initiated in March 2018.
Our most advanced preclinical cancer product candidate is an inhibitor of the metabolic enzyme dihydroorotate dehydrogenase, or DHODH. We plan to submit an IND for our DHODH inhibitor for the treatment of hematologic malignancies in the fourth quarter of 2018.
The lead product candidate in our RGD program, AG-348, targets pyruvate kinase-R for the treatment of pyruvate kinase, or PK, deficiency. PK deficiency is a rare genetic disorder that often results in severe hemolytic anemia, jaundice and lifelong conditions associated with chronic anemia and secondary complications due to inherited mutations in the pyruvate kinase enzyme within red blood cells, or RBCs. In April 2018, we initiated ACTIVATE-T, a single arm, global, pivotal trial of AG-348 in approximately 20 regularly transfused patients with PK deficiency. We expect to initiate ACTIVATE, a 1:1 randomized, placebo-controlled, global, pivotal trial of AG-348 in approximately 80 patients with PK deficiency who do not receive regular transfusions, in the second quarter of 2018. We also expect to initiate a phase 2 proof of concept trial of AG-348 in thalassemia in the fourth quarter of 2018.
In addition to the aforementioned development programs, we are seeking to advance a number of early-stage discovery programs in the areas of cancer metabolism, RGDs and metabolic immuno-oncology, or MIO, a developing field which aims to modulate the activity of relevant immune cells by targeting critical metabolic nodes, thereby, enhancing the immune mediated anti-tumor response.
2016 Agreement
In May 2016, we entered into a master research and collaboration agreement, or the 2016 Agreement, with Celgene, and Celgene RIVOT Ltd., a wholly owned subsidiary of Celgene. The 2016 Agreement focuses on the discovery and development of cancer programs in the field of MIO. In addition to new programs identified under the 2016 Agreement, both parties also agreed that all future development and commercialization of two remaining cancer metabolism programs discovered under the 2010 discovery and development collaboration and license agreement with Celgene, or the 2010 Agreement, including AG-270, will now be governed by the 2016 Agreement.
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
TIBSOVO® (ivosidenib) Letter Agreement
In May 2016, we entered into a letter agreement with Celgene regarding TIBSOVO® (ivosidenib), or the TIBSOVO® (ivosidenib) Letter Agreement. Under the TIBSOVO® (ivosidenib) Letter Agreement, the parties agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which TIBSOVO® (ivosidenib) is the lead development candidate. Under the 2010 Agreement, Celgene had held development and commercialization rights to the IDH1 program outside of the United States, and we held such rights inside the United States. As a result of the termination, we obtained global rights to TIBSOVO® (ivosidenib) and the IDH1 program. Neither party will have any further financial obligation, including royalties or milestone payments, to the other concerning TIBSOVO® (ivosidenib) or the IDH1 program. Under the terms of the termination, the parties also agreed to conduct specified transitional activities in connection with the termination. In addition, pursuant to the TIBSOVO® (ivosidenib) Letter Agreement, the parties are released from their exclusivity obligations under the 2010 Agreement with respect to the IDH1 program. The termination does not affect the AG-881 Agreements described below, which are directed to both the IDH1 target and the IDH2 target.
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
Upon agreement to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which TIBSOVO® (ivosidenib) is the lead development candidate, the sole program remaining under the 2010 Agreement is IDHIFA®, a co-commercialized licensed program for which Celgene leads and funds global development and commercialization activities. We have exercised our right to participate in a portion of commercialization activities in the United States for IDHIFA® in accordance with the applicable commercialization plan. We are eligible to receive up to $95.0 million in potential milestone payments for the IDHIFA® program. The potential milestone payments are comprised of: (i) up to $70.0 million in milestone payments upon achievement of specified ex-U.S. regulatory milestone events, and (ii) a $25.0 million milestone payment upon achievement of a specified ex-U.S. commercial milestone event. Additionally, we are eligible to royalties tiered, low-double digits to mid-teen percentage rates on any net sales of IDHIFA®.
Critical Accounting Policies and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We have determined that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses, and stock-based compensation. There have been no significant changes to our critical accounting policies discussed in the Annual Report on Form 10-K for the year ended December 31, 2017.
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
Additionally, since inception, we have incurred significant operating losses. Our net losses were $90.8 million and $66.2 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $849.4 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from year to year. We anticipate that our expenses will increase significantly as we continue to advance and expand clinical development activities for our lead programs: IDHIFA®, TIBSOVO® (ivosidenib), AG-881, AG-348, and AG-270; continue to discover and validate novel targets and drug product candidates; expand and protect our intellectual property portfolio; and hire additional commercial, development and scientific personnel.

Revenue
Through March 31, 2018, we have not generated any revenue from product sales. All of our revenue to date has been derived from our collaborations or royalty revenue on sales of IDHIFA®. In the future, we expect to generate revenue from a combination of product sales, royalties on product sales, cost reimbursements, milestone payments, and upfront payments to the extent we enter into future collaborations or licensing agreements.
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
Celgene maintains worldwide development and commercial rights to IDHIFA® and will fund the future development and commercialization costs related to this program. Under the 2010 Agreement, Celgene is responsible for all development costs for IDHIFA®, and we are eligible to receive up to $95.0 million in milestone payments, which are comprised of: (i) up to $70.0 million in milestone payments upon achievement of specified ex-U.S. regulatory milestone events and (ii) a $25.0 million milestone payment upon achievement of a specified ex-U.S. commercial milestone event. Additionally, we are eligible to receive tiered royalties on any net sales of IDHIFA®.

We continue to evaluate IDHIFA® in the following clinical trials, which are led and funded by Celgene:
Phase 1/2 clinical trial
The FDA’s approval of IDHIFA® in R/R AML was based on clinical data from an open-label, single-arm, multicenter, two-cohort phase 1/2 clinical trial of adult patients with R/R AML and an IDH2 mutation.
In June 2017, we and Celgene presented clinical data from the phase 1 dose-escalation and expansion portions of this trial in R/R AML at the American Society of Clinical Oncology, or ASCO 2017, in Chicago, Illinois. Also in June 2017, we and Celgene presented updated clinical data from this trial, including data from the phase 2 portion of the trial, at the 22nd Congress of the European Hematology Association, or EHA 2017, in Madrid, Spain.
Phase 1b frontline combination trial (TIBSOVO® (ivosidenib) also being evaluated)
IDHIFA® is being evaluated in a phase 1b, multicenter, international, open-label clinical trial, conducted by us, to evaluate the safety and clinical activity of IDHIFA® or TIBSOVO® (ivosidenib) in combination with induction and consolidation therapy in patients with newly diagnosed AML with an IDH2 or IDH1 mutation who are eligible for intensive chemotherapy using a primary endpoint of safety and tolerability of IDHIFA® or TIBSOVO® (ivosidenib) when administered with induction and consolidation therapy. The trial is currently enrolling patients.
In December 2017, we presented interim data from this trial at American Society of Hematology meeting in Atlanta, Georgia, or ASH 2017.
Phase 1/2 frontline combination trial (TIBSOVO® (ivosidenib) also being evaluated)
IDHIFA® is being evaluated in a phase 1/2 frontline combination clinical trial, conducted by Celgene, of either IDHIFA® or TIBSOVO® (ivosidenib) in combination with VIDAZA® (azacitidine) in newly diagnosed AML patients not eligible for intensive chemotherapy, with a phase 1 component to determine the safety of the combinations, followed by a phase 2 randomized component evaluating the safety and clinical activity of each investigational combination versus single-agent VIDAZA® using a primary endpoint of overall response rate. The trial has completed the phase 1 component and is currently enrolling in the phase 2 component.
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
Phase 3 frontline combination trial
We plan to support, with Celgene, the initiation of an intergroup sponsored, global, registration-enabling phase 3 trial combining TIBSOVO® (ivosidenib) or IDHIFA® and standard induction (7+3) and consolidation chemotherapy with a primary endpoint of event-free survival in frontline AML patients with an IDH1 or IDH2 mutation in the fourth quarter of 2018.The trial is expected to enroll approximately 500 patients with an IDH1 mutation and approximately 500 patients with an IDH2 mutation.
TIBSOVO® (ivosidenib)
TIBSOVO® (ivosidenib) is an orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH1 mutations. We hold worldwide development and commercial rights to TIBSOVO® (ivosidenib) and will fund the future development and commercialization costs related to this program. Mutations in IDH1 have been identified in difficult to treat hematologic and solid tumor cancers, including AML, chondrosarcoma, cholangiocarcinoma, and glioma, where both the treatment options and prognosis for patients are poor. The FDA granted fast track designation for TIBSOVO® (ivosidenib) for treatment of patients with AML that harbor an IDH1 mutation, and granted orphan drug designation for TIBSOVO® (ivosidenib) for treatment of patients with AML. Additionally, the FDA granted fast track designation for TIBSOVO® (ivosidenib) for treatment of patients with previously treated, unresectable or metastatic cholangiocarcinoma with an IDH1 mutation, and granted orphan drug designation for TIBSOVO® (ivosidenib) for the treatment of cholangiocarcinoma.
In December 2017, we submitted an NDA to the FDA for TIBSOVO® (ivosidenib) for the treatment of patients with R/R AML and an IDH1 mutation, which was accepted with priority review and granted a PDUFA action date of August 21, 2018. We plan to submit an MAA to the EMA for TIBSOVO® (ivosidenib) for IDH1 mutant-positive R/R AML in the fourth quarter of 2018.

We are evaluating TIBSOVO® (ivosidenib) in the following clinical trials:
Phase 1 clinical trial (advanced hematologic malignancies)
TIBSOVO® (ivosidenib) is being evaluated in a phase 1 multicenter, open-label, dose-escalation and expansion clinical trial, designed to assess its safety, clinical activity and tolerability as a single agent in patients with advanced hematologic malignancies with an IDH1 mutation. Four expansion cohorts have been added to the trial.
In December 2017, we presented interim clinical data from 258 patients treated with ivosidenib in the dose escalation and expansion arms of the trial at ASH 2017.
Phase 1b frontline combination trial
As discussed above, TIBSOVO® (ivosidenib) and IDHIFA® are also being evaluated in a phase 1b, multicenter, international, open-label clinical trial, in combination with induction and consolidation therapy. The trial is currently enrolling patients.
In December 2017, we presented interim data from this trial at ASH 2017.
Phase 1/2 frontline combination trial
As discussed above, TIBSOVO® (ivosidenib) and IDHIFA® are also being evaluated in a phase 1/2 frontline clinical trial in combination with VIDAZA®, conducted by Celgene. The trial has completed the phase 1 component and is currently enrolling in the phase 2 component.
In December 2017, we presented interim data from this trial at ASH 2017.
AGILE
TIBSOVO® (ivosidenib) is being evaluated in AGILE, a global, registration-enabling phase 3 clinical trial, combining TIBSOVO® (ivosidenib) and VIDAZA® in newly diagnosed AML patients with an IDH1 mutation who are ineligible for intensive chemotherapy. The trial is enrolling patients and we expect to complete enrollment in 2021.
Phase 3 frontline combination trial
As discussed above, we plan to support, with Celgene, the initiation of an intergroup sponsored, global, registration-enabling phase 3 trial combining TIBSOVO® (ivosidenib) or IDHIFA® and standard induction (7+3) and consolidation chemotherapy with a primary endpoint of event-free survival in frontline AML patients with an IDH1 or IDH2 mutation in the fourth quarter of 2018.
Phase 1 clinical trial (advanced solid tumors)
TIBSOVO® (ivosidenib) is being evaluated in a phase 1 multicenter, open-label, dose-escalation and expansion clinical trial, designed to assess its safety, clinical activity and tolerability as a single agent in patients with advanced solid tumors with an IDH1 mutation, including glioma, cholangiocarcinoma, and chondrosarcoma. Enrollment is now complete for four expansion cohorts of 25 patients each in (i) low grade glioma with at least six months of prior scans to assess volumetric changes, (ii) second-line cholangiocarcinoma, (iii) high grade, or metastatic, chondrosarcoma, and (iv) other solid tumors with an IDH1 mutation, who will receive the recommended dose of 500 mg of TIBSOVO® (ivosidenib) once daily.
In June 2017, we reported updated interim data from the dose escalation and dose expansion cohorts of our ongoing phase 1 clinical trial evaluating TIBSOVO® (ivosidenib) in patients with IDH1 mutant-positive cholangiocarcinoma at the ASCO 2017. In November 2017, we reported updated interim data from the dose expansion cohort of our ongoing phase 1 clinical trial evaluating TIBSOVO® (ivosidenib) in patients with progressive low-grade IDH1 mutant-positive glioma at the Society for Neuro-Oncology Annual Meeting in San Francisco, California.
ClarIDHy
TIBSOVO® (ivosidenib) is being evaluated in ClarIDHy, a registration-enabling phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial of TIBSOVO® (ivosidenib) in previously-treated patients with nonresectable or metastatic cholangiocarcinoma with an IDH1 mutation. The trial was initiated in December 2016 and is currently enrolling patients, and we expect to complete enrollment in the first half of 2019.
AG-881: brain penetrant pan-IDH program
AG-881 is an orally available, selective, brain-penetrant, pan-IDH mutant inhibitor, which provides added flexibility to our current portfolio of IDH mutant inhibitors. We are currently focusing our development efforts for AG-881 in glioma.
We and Celgene are jointly collaborating on a worldwide development program for AG-881, wherein we share worldwide development costs, subject to specified exceptions, and profits and Celgene would book any worldwide commercial sales. Either party may, at its own expense and with the other party's permission, undertake additional development activities outside of the scope of the development plan agreed upon with the other party. We will lead commercialization in the United States with both companies sharing equally in field-based commercial activities, and Celgene will lead commercialization outside of the United States with us providing one third of field-based commercial activities in the major European Union markets. Under the AG-881 Agreements, we are eligible to receive up to $70.0 million in potential milestone payments related to AG-881. We may also receive royalties at tiered, low-double digit to mid-teen percentage rates on net sales if we elect not to participate in the development and commercialization of AG-881.
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
The phase 1 trial in patients with advanced IDH1 or IDH2 mutant-positive hematologic malignancies has completed its dose escalation portion, establishing proof of mechanism as measured by reductions in 2-hydroxygluturate levels, and is now closed for enrollment. No maximum tolerable dose, or MTD, was reached. In the phase 1 trial in IDH1 or IDH2 mutant-positive advanced solid tumors, an MTD was established and enrollment is complete.
We have not yet presented any clinical data from these trials. In October 2017, we presented the first preclinical data of AG-881 in IDH mutant-positive solid and hematologic malignancies at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in Philadelphia, Pennsylvania.
In the first quarter of 2018, we initiated a perioperative study with TIBSOVO® (ivosidenib) and AG-881 in low grade glioma to further investigate their effects on brain tumor tissue. Pursuant to the AG-881 Agreements, Celgene has elected not to participate in this clinical trial and, as a result, we will fund the trial ourselves. Celgene will continue to co-fund the ongoing phase 1 trials of AG-881 described above.
AG-348: PK deficiency program
AG-348 is an orally available small molecule and a potent activator of the wild-type (normal) and mutated PKR enzyme, which has resulted in restoration of adenosine triphosphate, or ATP, levels and a decrease in 2,3-diphosphoglycerate, or 2,3-DPG, levels in blood sampled from patients with PK deficiency and treated ex-vivo with AG-348. The wild-type PKR activity of AG-348 allowed the study of enzyme activation in healthy volunteers, providing an opportunity to understand the safety, dosing and pharmacodynamic activity of AG-348 prior to entering a proof-of-concept study in patients. We have worldwide development and commercial rights to AG-348 and expect to fund the future development and commercialization costs related to this program. The FDA granted orphan drug designation for AG-348 for treatment of patients with PK deficiency and granted us fast track designation to AG-348 for the treatment of patients with PK deficiency. In December 2016, we announced our decision to advance AG-348 into pivotal development as the first potential disease-modifying treatment for PK deficiency.
We have worldwide development and commercial rights to AG-348 and expect to fund the future development and commercialization costs related to this program.
DRIVE PK
In June 2015, we initiated DRIVE PK, a global phase 2, first-in-patient, open-label safety and efficacy clinical trial of AG-348 in adult, transfusion-independent patients with PK deficiency. In June 2016, we reported the first clinical data from DRIVE PK at EHA 2017, establishing proof of concept for AG-348. The trial reached target enrollment of 52 patients in November 2016, and in December 2017, we reported updated data from the trial at ASH 2017.
ACTIVATE-T/ACTIVATE
In April 2018, we initiated ACTIVATE-T, a single arm, global, pivotal trial of AG-348 in approximately 20 regularly transfused patients with PK deficiency. We expect to initiate ACTIVATE, a 1:1 randomized, placebo-controlled, global, pivotal trial of AG-348 in approximately 80 patients with PK deficiency who do not receive regular transfusions, in the second quarter of 2018. The primary endpoint of the ACTIVATE-T trial is a reduction in transfusion burden over a six-month period compared to the patient’s transfusion history, and the primary endpoint of the ACTIVATE trial is the proportion of patients who achieve at least a 1.5 g/dL increase in hemoglobin sustained over multiple visits.
In addition to the above planned and ongoing clinical trials of AG-348, we plan to initiate a phase 2 proof of concept trial of AG-348 in thalassemia in the fourth quarter of 2018.
AG-270: Targeting MAT2A for the treatment of MTAP-deleted cancers
AG-270, a MAT2A inhibitor, is our development candidate focused on MTAP-deleted cancer. MTAP is a metabolic gene that is deleted in approximately 15 percent of all cancers. We have shown in preclinical studies that MTAP deletion predicts sensitivity to inhibition of a subset of enzymes involved in the synthesis or utilization of the methyl donor S-adenosylmethionine, or

SAM. Among this subset of enzymes, we have targeted MAT2A, the enzyme responsible for the synthesis of SAM in tumor cells.
We submitted an IND for AG-270 in November 2017 and, in December 2017, the FDA concluded that we may proceed with a proposed phase 1 dose-escalation trial in multiple tumor types carrying an MTAP deletion, which we initiated in March 2018. The purpose of this phase 1 multi-center, open-label study is to evaluate the safety, pharmacokinetics, pharmacodynamics and clinical activity of AG-270 in approximately 50 patients with advanced solid tumors or lymphoma with MTAP deletion. AG-270 will be administered as a single agent dosed orally once daily in 28-day cycles. The first part of the study is a dose-escalation phase in which cohorts of patients will receive ascending doses of AG-270 to determine the MTD or optimal dose. The second part of the study is a dose expansion phase where additional patients will receive AG-270 at the MTD or optimal dose to further evaluate its safety, tolerability and clinical activity as a potential dose for future studies. Patients must have evidence of loss of the MTAP protein from their tumor tissue, or evidence of loss of the CDKN2A tumor suppressor gene (commonly co-deleted with the MTAP gene), in order to be eligible for the study.
AG-636: Targeting DHODH for the treatment of hematologic malignancies
In January 2018, we announced that we plan to submit an IND in the fourth quarter of 2018 for AG-636, an inhibitor of DHODH, licensed by us from Aurigene Discovery Technologies Limited, for the treatment of hematologic malignancies. We have discovered a lineage-specific dependence on DHODH in hematologic malignancies, particularly AML and diffuse large B-cell lymphoma. DHODH catalyzes a critical step in the biosynthesis of pyridimidines, which are critical for the production of RNA and DNA. We believe that DHODH inhibition will be differentiated from standard-of-care therapies, both by exhibiting activity in cancers that are resistant to standard-of-care chemotherapeutics and through a mechanism of anti-tumor effect that combines cell growth arrest and cellular differentiation.
Other research and platform programs
Other research and platform programs include activities related to exploratory efforts, target validation and lead optimization for our discovery and follow-on programs, and our proprietary metabolomics platform.
General and administrative expenses
General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, business development, commercial, legal and human resources functions. Other significant costs include facility related costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters, and fees for accounting and consulting services.
We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities and potential commercialization of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses.
Results of Operations
Comparison of the three months ended March 31, 2018 and 2017
The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017 ($ in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Collaboration revenue – related party	$7,345	$10,508	$(3,163)	(30)%
Royalty revenue – related party	1,417	—	1,417	N/A
Total revenue	8,762	10,508	(1,746)	(17)%
Operating expenses:
Research and development (net of $2,776 of cost reimbursement from related party for the three months ended March 31, 2017)	78,224	62,732	15,492	25%
General and administrative	24,550	14,823	9,727	66%
Loss from operations	(94,012)	(67,047)	(26,965)	40%
Interest income	3,187	881	2,306	262%
Net loss	$(90,825)	$(66,166)	$(24,659)	37%

Revenue. For the three months ended March 31, 2018, we recognized $7.3 million in collaboration revenue. The revenue recognized during the three months ended March 31, 2018 were under Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers, or ASC 606, which we adopted as of January 1, 2018. The adoption of ASC 606 resulted in $2.6 million decrease in revenue recognized during the three months ended March 31, 2018. For further discussion regarding adoption of ASC 606, refer to Note 2, Summary of Significant Accounting Policies, and Note 5, Collaboration Agreements, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition to collaboration revenue, we also recognized $1.4 million in royalty revenue on Celgene net sales of IDHIFA® under the 2010 Agreement.
For the three months ended March 31, 2017, we recognized $10.5 million in revenue, which includes partial recognition of the development candidate designation payment for AG-270, our program focused on MTAP-deleted cancers, of $1.5 million.
Research and Development Expense. The increase in research and development expenses was primarily attributable to net increases of $1.4 million in external services and $14.1 million in internal expenses; both of these increases are inclusive of cost reimbursements recorded as a reduction of research and development expenses.
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
Our allocated research and development expenses, by major program, are outlined in the table below ($ in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
IDH2 inhibitor (IDHIFA®)	$2,539	$1,580	$959	61%
IDHIFA® reduction of R&D expenses	—	(14)	14	(100)%
IDH1 inhibitor (TIBSOVO® (ivosidenib))	30,507	30,778	(271)	(1)%
Pan-IDH inhibitor (AG-881)	3,681	5,586	(1,905)	(34)%
AG-881 reduction of R&D expenses	—	(2,762)	2,762	(100)%
PKR activator (AG-348)	13,115	7,469	5,646	76%
MTAP-deleted cancers program (AG-270)	6,028	4,549	1,479	33%
Other research and platform programs	22,354	15,546	6,808	44%
Total research and development expenses, net	$78,224	$62,732	$15,492	25%
The changes in research and development expense depicted in the table above were primarily attributable to the following:

•	IDHIFA® costs increased as a result of increased internal and external expenses related to our ongoing phase 1b frontline combination trial development work.

•
TIBSOVO® (ivosidenib) costs decreased compared to prior period as prior period costs included manufacturing expenses associated with our initial commercial inventory of TIBSOVO® (ivosidenib) as part of our NDA submission in December 2017.

•
AG-881 costs decreased as our phase 1 trial in patients with advanced IDH1 or IDH2 mutant-positive hematologic malignancies and our phase 1 trial in IDH1 or IDH2 mutant-positive advanced solid tumors, including glioma, both completed their dose escalation portions. However, we continue to incur costs related to patients still on both studies and planning for future development.

Cost reimbursements for AG-881 were recognized as revenue in the current period.

•	AG-348 costs increased as a result of the start-up costs for the ACTIVATE-T trial and the planned initiation of ACTIVATE in the second quarter of 2018.

•	AG-270 costs increased as we initiated a phase 1 trial in March 2018.

•
The increase in the costs of other research and platform programs include activities related to exploratory efforts, target validation and lead optimization for our discovery and follow-on programs, and our proprietary metabolomics platform.

General and Administrative Expense. The increase in general and administrative expenses was primarily attributable to an increase of $7.3 million related to supporting our growing commercial organization for the potential launch of TIBSOVO® (ivosidenib) in 2018.
Liquidity and Capital Resources
Sources of liquidity
Since our inception, and through March 31, 2018, we have funded our operations through upfront, milestone, extension, cost reimbursement and royalty payments related to our collaboration agreements, proceeds received from our issuance of preferred stock, our initial public offering and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings.
In January 2018, we completed a public offering of 7,089,553 shares of common stock at an offering price of $67.00 per share. We received net proceeds from this offering of $448.9 million, after deducting underwriting discounts and commissions paid by us. In addition, we granted the underwriters the right to purchase up to an additional 1,063,433 shares of common stock, which was exercised in January 2018, resulting in additional net proceeds to us of $67.3 million, after underwriting discounts and commissions. After giving effect to the full exercise of the over-allotment option, the number of shares sold by us in the public offering totaled 8,152,986 shares, and net proceeds to us totaled $516.2 million, after underwriting discounts and commissions.
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
Cash flows
The following table provides information regarding our cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(99,000)	$(74,074)
Net cash (used in) provided by investing activities	(167,532)	109,552
Net cash provided by financing activities	528,277	4,046
Net change in cash and cash equivalents	$261,745	$39,524
Net cash used in operating activities. During the three months ended March 31, 2018, we received $4.4 million in cost reimbursements related to our collaboration agreements with Celgene. These amounts were offset by increased operating expenses that relate to increases in clinical study costs due to advancements in our most advanced product candidates, expanded facilities and increased staffing needs due to our expanding operations.
During the three months ended March 31, 2017, we received $5.0 million in cost reimbursements related to our collaboration agreements with Celgene. These amounts were offset by increased operating expenses which relate to increases in clinical study costs due to advancements in our most advanced product candidates, expanded facilities and increased staffing needs due to our expanding operations.
Net cash (used in) provided by investing activities. The cash used in investing activities for the three months ended March 31, 2018 and 2017 was primarily the result of higher purchases of marketable securities than proceeds from maturities and sales of marketable securities, and $1.4 million and $0.3 million in purchases of property and equipment, respectively.
Net cash provided by financing activities. The cash provided by financing activities for the three months ended March 31, 2018 was primarily the result of the $516.2 million net proceeds received from our January 2018 follow-on public offering, after underwriting discounts and commissions, as well as proceeds received from stock option exercises and purchases made pursuant to our employee stock purchase plan. The cash provided by financing activities for the three months ended March 31, 2017 was the result of proceeds received from stock option exercises and purchases made pursuant to our employee stock purchase plan.

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
We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2018, together with anticipated product and royalty revenue, anticipated interest income and anticipated expense reimbursements under our collaboration agreements, but excluding any additional program-specific milestone payments, will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2020. Our future capital requirements will depend on many factors, including:

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
Contractual obligations
We have entered into agreements in the normal course of business with CROs for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are cancelable at any time by us, generally upon prior written notice to the vendor.
During the three months ended March 31, 2018, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2017.
Item 3.        Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of March 31, 2018 and December 31, 2017, we had cash, cash equivalents and marketable securities of $994.7 million and $567.8 million, respectively, consisting primarily of investments in certificates of deposit, U.S. Treasuries, government securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point increase in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs located in Asia and Europe that are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2018 and December 31, 2017, we had minimal or no liabilities denominated in foreign currencies.
Item 4.        Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.    Risk Factors
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained herein, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of our management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The risks described are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
Since inception, we have incurred significant operating losses. Our net losses were $314.7 million, $198.5 million, and $117.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, and $90.8 million for the three months ended March 31, 2018. As of March 31, 2018, we had an accumulated deficit of $849.4 million. Other than revenue from royalties on sales of IDHIFA®, we have not generated any revenue from product sales. Our most advanced product candidates are in clinical development stages and we have not yet obtained marketing approval for a product candidate, other than U.S. Food and Drug Administration's, or FDA, approval of IDHIFA® in August 2017 for the treatment of adult patients with relapsed or refractory acute myeloid leukemia, or R/R AML, and an IDH2 mutation as detected by an FDA-approved test. We have financed our operations primarily through private placements of our preferred stock, our initial public offering and the concurrent private placement, our follow-on public offerings and our collaboration agreements with Celgene Corporation and its subsidiaries, or Celgene, focused on cancer metabolism and metabolic immuno-oncology. We have devoted substantially all of our efforts to research and development. Although we may from time to time report profitable results, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	initiate and continue clinical trials for our product candidates, including: TIBSOVO® (ivosidenib), AG-881, AG-348, and AG-270;

•	continue our research and preclinical development of our product candidates;

•	seek to identify additional product candidates;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval;

•	require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel;

•	add additional personnel to support our product development and planned future commercialization efforts and our operations;

•	add equipment and physical infrastructure to support our research and development; and

•	acquire or in-license other medicines and technologies.
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
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate and continue clinical trials of, and seek marketing approvals for, our product candidates. For example, we submitted a new drug application, or NDA, for TIBSOVO® (ivosidenib) in IDH1 mutant-positive R/R AML in December 2017, which was accepted with priority review and granted a Prescription Drug User Fee Act, or PDUFA, action date of August 21, 2018. Although Celgene will reimburse us for our co-promotion efforts in the U.S. for IDHIFA® under the 2010 Agreement, if we obtain additional marketing approvals for any of our other product candidates, such as TIBSOVO® (ivosidenib), we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of Celgene or other collaborators. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.
We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2018, together with anticipated product and royalty revenue, anticipated interest income and anticipated expense reimbursements under our collaboration agreements, but excluding any additional program-specific milestone payments, will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2020. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

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
In August 2017, the FDA approved IDHIFA® for the treatment of adult patients with R/R AML and an IDH2 mutation, on the basis of an NDA submitted by Celgene. Although IDHIFA® has received FDA approval in R/R AML with an IDH2 mutation, we and Celgene are still evaluating IDHIFA® in other clinical trials. Celgene maintains worldwide development and commercial rights to IDHIFA® and Celgene will fund the development and commercialization costs related to this program, although we have certain co-commercialization and co-promotion rights to IDHIFA®. Under the 2010 Agreement, Celgene is responsible for all development costs for IDHIFA®, and we are eligible to receive up to $95.0 million in milestone payments and a tiered royalty on any net sales of products containing IDHIFA®. Thus, our ability to generate product revenue from IDHIFA® will depend heavily on Celgene’s successful development and eventual commercialization of the product.

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
We depend heavily on the success of our clinical product candidates. Clinical trials of our product candidates may not be successful. If we or our collaborators are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
We have invested a significant portion of our efforts and financial resources in the identification of our clinical product candidates, which are TIBSOVO® (ivosidenib) and AG-881 for the treatment of hematological and solid tumors, AG-348 for the treatment of pyruvate kinase, or PK, deficiency, and AG-270 for the treatment of methylthioadenosine phosphorylase, or MTAP, deleted cancers. We have initiated clinical trials for all of these product candidates. In December 2017, we submitted an NDA to the FDA for TIBSOVO® (ivosidenib) for the treatment of patients with R/R AML and an IDH1 mutation, which was accepted with priority review and granted a PDUFA action date of August 21, 2018. We also plan to submit a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for TIBSOVO® (ivosidenib) for IDH1 mutant-positive R/R AML in the fourth quarter of 2018. We have not commenced clinical trials for any of our other product candidates. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of our product candidates.
The success of TIBSOVO® (ivosidenib) and our other product candidates will depend on many factors, including the following:

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
We, and any collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. We have not previously submitted similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. In December 2017, we submitted an NDA to the FDA for TIBSOVO® (ivosidenib) in IDH1 mutant-positive R/R AML, which was accepted with priority review and granted a PDUFA action date of August 21, 2018, and we plan to submit an MAA to the EMA for TIBSOVO® (ivosidenib) for IDH1 mutant-positive R/R AML in the fourth quarter of 2018. However, we can provide no assurance that we will receive regulatory approval of TIBSOVO® (ivosidenib) on the timeframe we expect, or at all.
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
In addition, other companies are conducting clinical trials, or may in the future conduct clinical trials, which may have similar eligibility criteria as our current or future clinical trials. For example, Daiichi Sankyo Company, Ltd., with DS-1001b, Bayer AG, or Bayer, with BAY1436032, and Forma Therapeutics Holdings, LLC, with FT-2102, are conducting clinical trials in patients with IDH1 mutant positive-cancers, and Rocket Pharma LTD is in the preclinical stages of development for a gene therapy targeting PK deficiency. As these companies and others initiate and conduct clinical trials, they may compete for eligible patients with our clinical trials of TIBSOVO® (ivosidenib), AG-881 or AG-348. Competition for these patients may make it particularly difficult for us to enroll enough patients to complete our clinical trials for TIBSOVO® (ivosidenib), AG-881 or AG-348 in a timely and cost-effective manner.

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
Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drug candidates, we believe that our success will depend, in part, on our ability to develop companion diagnostics, which are assays or tests to identify an appropriate patient population for these drug candidates. There has been limited success to date industry-wide in developing these types of companion diagnostics. To be successful, we need to address a number of scientific, technical and logistical challenges. We have little experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with any of our therapeutic product candidates that receive marketing approval. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing diagnostics, we rely and expect to continue to rely in part or in whole on third parties for their design and manufacture. We also depend on Celgene for the development of the FDA approved companion diagnostic for IDHIFA®, and may in the future depend on Celgene or other third parties for the development of other companion diagnostics for our cancer therapeutic product candidates. If any parties, including without limitation Celgene or us, or any third parties engaged by Celgene or us are unable to successfully develop companion diagnostics for our therapeutic product candidates, or experience delays in doing so:

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
In December 2017, we submitted an NDA to the FDA for TIBSOVO® (ivosidenib) in IDH1 mutant-positive R/R AML, which was accepted with priority review and granted a PDUFA action date of August 21, 2018, and we plan to submit an MAA to the EMA for TIBSOVO® (ivosidenib) for IDH1 mutant-positive R/R AML in the fourth quarter of 2018. It is possible that the FDA or EMA may refuse to accept our applications for substantive review, or that the FDA or EMA may conclude after review of our data that our application is insufficient to obtain marketing approval of TIBSOVO® (ivosidenib) in the United States and the European Union, or E.U., respectively. If the FDA does not approve our NDA for TIBSOVO® (ivosidenib) or the EMA does not accept or approve the MAA for TIBSOVO® (ivosidenib) that we plan to submit, we may be required to conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data to regulators before our application will be reconsidered. Depending on the extent of these or any other FDA- or EMA-required trials or studies, approval of our NDA for TIBSOVO® (ivosidenib) or acceptance or approval of the MAA for TIBSOVO® (ivosidenib) that we plan to submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDA for TIBSOVO® (ivosidenib) or the EMA to accept or approve the MAA for TIBSOVO® (ivosidenib) that we plan to submit. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing TIBSOVO® (ivosidenib) in the United States and/or abroad, generating revenue and achieving and sustaining profitability. If any of these outcomes occur, either to TIBSOVO® (ivosidenib) or to any future product candidate for which we may seek marketing approval, we may be forced to abandon our development efforts for TIBSOVO® (ivosidenib) or such future product candidates, which could significantly harm our business.
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
The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and we and our collaborators will face competition with respect to any product candidates that we or they may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates, such as AML and high risk myelodysplasia. For example, Jazz Pharmaceuticals plc, Abbvie Inc. (in collaboration with Roche Holdings Inc., or Roche) and Bayer are each developing or marketing therapies to treat AML. Some competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches, for example, in the area of RGDs. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.
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
There are also a number of product candidates in preclinical or clinical development by third parties to treat cancer and RGDs by targeting cellular metabolism. These companies include large pharmaceutical companies, including AstraZeneca plc, Bayer, Eli Lilly and Company, Roche and its subsidiary Genentech, Inc., GlaxoSmithKline plc, Merck & Co., or Merck, Pfizer, Inc., and Genzyme, a Sanofi company. There are also biotechnology companies of various sizes that are developing therapies to target cellular metabolism, including BioMarin Pharmaceutical Inc., Calithera Biosciences, Inc., or Calithera, Cornerstone Pharmaceuticals, Inc., Daiichi Sankyo Company, Ltd. with its IDH1 mutant inhibitor DS-1001b, and Forma Therapeutics Holdings LLC with its IDH1 mutant inhibitor FT-2102. In addition, there are several companies developing immunotherapies, including metabolic immunotherapies, targeting cancer, including Arcus Biosciences, AstraZeneca PLC, Merck, Bristol-Myers Squibb Company, Calithera, Incyte Corporation, NewLink Gentics Corporation, Novartis, and Rheos Medicines. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
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
Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, worms and other destructive or disruptive software, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our product research, development and commercialization efforts could be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.
We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company, including personal information of our employees. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our employees or employees of our vendors to disclose sensitive information in order to gain access to our data. Like other companies, we may experience threats to our data and systems, including malicious codes and viruses, and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our security or that of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose business and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely.
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
Collaborations involving our product candidates, including our collaborations with Celgene, pose the following risks to us:

•
Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations. Under the 2010 Agreement, the AG-881 Agreements and programs under a co-development and co-commercialization agreement pursuant to the 2016 Agreement, development and commercialization plans and strategies for licensed programs, such as IDHIFA®, will be conducted in accordance with a plan and budget approved by a joint committee comprised of equal numbers of representatives from each of us and Celgene, as to which Celgene may have final decision-making authority. For example, Celgene has elected not to participate in our planned perioperative study of TIBSOVO® (ivosidenib) and AG-881 in patients with low grade glioma and, pursuant to the AG-881 Agreements, we will fund the trial ourselves.

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
We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing and for commercial supply of any of these product candidates for which we or our collaborators obtain marketing approval. To date, we have obtained materials for our product candidates for our ongoing preclinical and clinical testing from third-party manufacturers. Although we have long-term supply agreements in place for commercial supply of TIBSOVO® (ivosidenib) with third-party manufacturers, we purchase the rest of our required drug supply on a purchase order basis.
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
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and comparable regulatory authorities in other countries. With the exception of IDHIFA®, we and our collaborators have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. In December 2017, we submitted an NDA to the FDA for TIBSOVO® (ivosidenib) in IDH1 mutant-positive R/R AML, which was accepted with priority review and granted a PDUFA action date of August 21, 2018, and we plan to submit an MAA to the EMA for TIBSOVO® (ivosidenib) for IDH1 mutant-positive R/R AML in the fourth quarter of 2018. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process.
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
The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application we submit, or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we or our collaborators ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved medicine not commercially viable.

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
In order to market and sell our medicines in the E.U. and many other jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. In particular, although we plan to file an MAA with EMA for TIBSOVO® (ivosidenib) in the future, we may not be successful in obtaining EMA approval of TIBSOVO® (ivosidenib) on a timely basis, or ever. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our medicines in any market.
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
In the United States, IDHIFA® and TIBSOVO® (ivosidenib) received fast track designation for treatment of patients with AML that harbor an IDH2 and IDH1 mutation, respectively. If a drug is intended for the treatment of a serious or life-threatening disease or condition and the drug demonstrates the potential to address unmet medical needs for this disease or condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for such designation, the FDA may decide not to grant it. Even if our product candidates receive fast track designation, we may not experience a faster development process, review or approval, if at all, compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.
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
On August 3, 2017, the Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
Any product candidate for which we or our collaborators obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our medicines, when and if any of them are approved.
Any product candidate for which we or our collaborators obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such medicine, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control and manufacturing, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and record keeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the medicine may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine, including the requirement to implement a risk evaluation and mitigation strategy.
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
As of March 31, 2018, our executive officers, directors and a small group of stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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

Item 6.        Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation	8-K	001-36014	July 30, 2013	3.1
3.2	Amended and Restated By-Laws	8-K	001-36014	July 30, 2013	3.2
10.1#	Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan (for employees)					X
31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGIOS PHARMACEUTICALS, INC.

Date: May 4, 2018	By:	/s/ David P. Schenkein
David P. Schenkein President and Chief Executive Officer (principal executive officer)

Date: May 4, 2018	By:	/s/ Andrew Hirsch
Andrew Hirsch Chief Financial Officer (principal financial officer)