Form 10-Q
period 2018-06-30
AGIOS PHARMACEUTICALS INC
filed 2018-08-02
CIK 1439222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 30, 2018: 57,992,576

AGIOS PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$210,323	$102,724
Marketable securities	506,582	321,212
Collaboration receivable – related party	19,326	2,448
Collaboration receivable – other	440	—
Royalty receivable – related party	1,573	1,222
Prepaid expenses and other current assets	15,538	17,655
Total current assets	753,782	445,261
Marketable securities	219,724	143,814
Property and equipment, net	24,134	24,431
Other non-current assets	595	891
Total assets	$998,235	$614,397
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,320	$22,767
Accrued expenses	25,793	34,031
Deferred revenue – related party	41,132	37,842
Deferred rent	625	301
Total current liabilities	84,870	94,941
Deferred revenue, net of current portion – related party	72,408	125,798
Deferred rent, net of current portion	17,815	18,155
Total liabilities	175,093	238,894
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 57,932,639 and 48,826,153 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	58	49
Additional paid-in capital	1,743,657	1,174,904
Accumulated other comprehensive loss	(2,398)	(1,389)
Accumulated deficit	(918,175)	(798,061)
Total stockholders’ equity	823,142	375,503
Total liabilities and stockholders’ equity	$998,235	$614,397

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Collaboration revenue – related party	$26,401	$11,346	$33,746	21,854
Collaboration revenue – other	12,440	—	12,440	—
Royalty revenue – related party	1,573	—	2,990	—
Total revenue	40,414	11,346	49,176	21,854
Operating expenses:
Research and development (net of $2,489 and $5,265 of cost reimbursement from related party for the three and six months ended June 30, 2017)	86,730	79,816	164,954	142,548
General and administrative	26,633	16,130	51,183	30,953
Total operating expenses	113,363	95,946	216,137	173,501
Loss from operations	(72,949)	(84,600)	(166,961)	(151,647)
Interest income	4,204	1,518	7,391	2,399
Net loss	$(68,745)	$(83,082)	$(159,570)	$(149,248)
Net loss per share – basic and diluted	$(1.19)	$(1.78)	$(2.81)	$(3.35)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	57,721,786	46,745,760	56,713,795	44,525,478

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(68,745)	$(83,082)	$(159,570)	$(149,248)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	245	(438)	(1,009)	(337)
Comprehensive loss	$(68,500)	$(83,520)	$(160,579)	$(149,585)

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(159,570)	$(149,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,464	3,164
Stock-based compensation expense	30,977	22,921
Net amortization of premium and discounts on investments	(1,291)	94
Loss on disposal of property and equipment	(20)	40
Changes in operating assets and liabilities:
Collaboration receivable – related party	(16,878)	44
Collaboration receivable – other	(440)	—
Royalty receivable – related party	(351)	—
Tenant improvement and other receivables	—	2,638
Prepaid expenses and other current and non-current assets	2,413	(2,417)
Accounts payable	(6,198)	4,930
Accrued expenses	(7,841)	(2,392)
Deferred revenue – related party	(10,644)	(11,184)
Deferred rent	(16)	(1,653)
Net cash used in operating activities	(166,395)	(133,063)
Investing activities
Purchases of marketable securities	(592,664)	(468,556)
Proceeds from maturities and sales of marketable securities	331,666	303,711
Purchases of property and equipment	(2,793)	(1,328)
Net cash used in investing activities	(263,791)	(166,173)
Financing activities
Payment of public offering costs, net of reimbursements	(391)	104
Proceeds from public offering of common stock, net of commissions	516,206	270,250
Net proceeds from stock option exercises and employee stock purchase plan	21,970	6,845
Net cash provided by financing activities	537,785	277,199
Net change in cash and cash equivalents	107,599	(22,037)
Cash and cash equivalents at beginning of the period	102,724	160,754
Cash and cash equivalents at end of the period	$210,323	$138,717
Supplemental disclosure of non-cash investing and financing transactions
Additions to property and equipment in accounts payable and accrued expenses	$1,365	$1,383
Proceeds from stock option exercises in other current assets	$—	$3
Public offering costs in other receivables, net of amounts in accounts payable and accrued expenses	$—	$125

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
Basis of presentation
The condensed consolidated balance sheet as of June 30, 2018, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of June 30, 2018, our results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and six-month period are also unaudited. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other future annual or interim period. The year-end condensed consolidated balance sheet data was derived from our audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP. Accordingly, the condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the Securities and Exchange Commission, or the SEC, on February 14, 2018.
Our condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries, Agios Securities Corporation, Agios International Sarl, and Agios Limited. All intercompany transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with U.S. GAAP.
Liquidity
In January 2018, we completed a public offering of 8,152,986 shares of common stock at an offering price of $67.00 per share. We received net proceeds from this offering of $516.2 million, after deducting underwriting discounts and commissions paid by us.
As of June 30, 2018, we had cash, cash equivalents and marketable securities of $936.6 million. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities will be sufficient to fund current operations for at least the next twelve months from the issuance date of these financial statements.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Significant accounting policies
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was codified as Accounting Standards Codification 606, Revenue from Contracts with Customers, or ASC 606, and amended through subsequent ASUs. We adopted ASC 606 effective January

1, 2018 using the modified retrospective method. Under this method, we recognized the cumulative effect of the change in the opening balance of accumulated deficit in the current period condensed consolidated balance sheet.
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
The following tables summarize the effects of adopting ASC 606 on our unaudited condensed consolidated financial statements (in thousands, except per share data):
Condensed Consolidated Balance Sheets

	June 30, 2018
	Under Topic 606	Under Topic 605	Effect of Change
Collaboration receivable – related party	$19,326	$19,326	$—
Collaboration receivable – other	440	—	440
Deferred revenue – related party	41,132	35,204	5,928
Deferred revenue, net of current portion – related party	72,408	113,516	(41,108)
Accumulated deficit	(918,175)	(953,795)	35,620
Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Under Topic 606	Under Topic 605	Effect of Change	Under Topic 606	Under Topic 605	Effect of Change
Collaboration revenue – related party	$26,401	$25,982	$419	$33,746	$35,959	$(2,213)
Collaboration revenue – other	12,440	12,000	440	12,440	12,000	440
Research and development expense	86,730	85,078	1,652	164,954	162,891	2,063
Total operating expenses	113,363	111,711	1,652	216,137	214,074	2,063
Loss from operations	(72,949)	(72,156)	(793)	(166,961)	(163,125)	(3,836)
Net loss	(68,745)	(67,952)	(793)	(159,570)	(155,734)	(3,836)
Net loss per share – basic and diluted	(1.19)	(1.18)	(0.01)	(2.81)	(2.75)	(0.06)
Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Under Topic 606	Under Topic 605	Effect of Change	Under Topic 606	Under Topic 605	Effect of Change
Net loss	$(68,745)	$(67,952)	$(793)	$(159,570)	$(155,734)	$(3,836)
Comprehensive loss	(68,500)	(67,707)	(793)	(160,579)	(156,743)	(3,836)
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2018
	Under Topic 606	Under Topic 605	Effect of Change
Net loss	$(159,570)	$(155,734)	$(3,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Collaboration receivable – related party	(16,878)	(16,878)	—
Collaboration receivable – other	(440)	—	(440)
Deferred revenue – related party	(10,644)	(14,920)	4,276

Recent accounting pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02, which establishes principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. ASU 2016-02 was codified as ASC 842, Leases. Subsequently, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments  (SEC Update), which codifies recent announcements by the SEC staff; ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which provides a transition practical expedient for existing or expired land easements; ASU 2018-10, Codification Improvements to Topic 842, Leases, which provides amendments to further clarify and improve sections of ASU 2016-02; and ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional transition method. These ASUs, collectively with ASU 2016-02, are referred to as the Leases ASUs.
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
The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of June 30, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$193,755	$16,206	$—	$209,961
Marketable securities:
Certificates of deposit	—	1,670	—	1,670
U.S. Treasuries	—	258,117	—	258,117
Government securities	—	111,695	—	111,695
Corporate debt securities	—	354,824	—	354,824
Total cash equivalents and marketable securities	$193,755	$742,512	$—	$936,267
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2018.
There have been no changes to the valuation methods during the six months ended June 30, 2018. We evaluate transfers between levels at the end of each reporting period. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2018. We have no financial assets or liabilities that were classified as Level 3 at any point during the six months ended June 30, 2018.
4. Marketable Securities
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss other comprehensive loss in stockholders’ equity and a component of total comprehensive loss in the condensed consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on marketable securities for the three and six months ended June 30, 2018 and 2017 and, as a result, there were no reclassifications of any amounts out of accumulated other comprehensive loss for those periods.
Marketable securities at June 30, 2018 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$1,440	$—	$(6)	$1,434
U.S Treasuries	226,668	4	(245)	226,427
Government securities	64,585	—	(148)	64,437
Corporate debt securities	214,677	—	(393)	214,284
Non-current:
Certificates of deposit	239	—	(3)	236
U.S Treasuries	31,997	—	(307)	31,690
Government securities	47,534	—	(276)	47,258
Corporate debt securities	141,564	—	(1,024)	140,540
Total marketable securities	$728,704	$4	$(2,402)	$726,306
Marketable securities at December 31, 2017 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$8,081	$—	$(11)	$8,070
U.S. Treasuries	113,852	—	(119)	113,733
Government securities	44,421	—	(57)	44,364
Corporate debt securities	155,222	—	(177)	155,045
Non-current:
Certificates of deposit	960	—	(8)	952
U.S. Treasuries	36,165	—	(311)	35,854
Government securities	23,992	—	(182)	23,810
Corporate debt securities	83,722	—	(524)	83,198
Total marketable securities	$466,415	$—	$(1,389)	$465,026
At June 30, 2018 and December 31, 2017, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of one year to two years, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and therefore classified as available-for-sale.
At June 30, 2018 and December 31, 2017, we held 246 and 240 debt securities that were in an unrealized loss position for less than one year, respectively. The aggregate fair value of debt securities in an unrealized loss position at June 30, 2018 and December 31, 2017 was $616.5 million and $439.4 million, respectively. There were no individual securities that were in a significant unrealized loss position as of June 30, 2018 and December 31, 2017. Given our intent and ability to hold such securities until recovery, and the lack of material of change in the credit risk of these investments, we do not consider these marketable securities to be other-than-temporarily impaired as of June 30, 2018 and December 31, 2017.
5. Collaboration and License Agreements
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
We are eligible to receive the following milestone-based payments associated with the 2016 Agreement:

Program	Milestone	Amount
65/35 program in IO field	Specified clinical development event	25 million
65/35 program in IO field	Specified regulatory milestone events	Up to $183.8 million
50/50 program in IO field	Specified clinical development event	$20.0 million
50/50 program in IO field	Specified regulatory milestone events	Up to $148.8 million
I&I field	Specified clinical development event	25.0 million
I&I field	Specified regulatory milestone events	Up to $236.3 million
I&I field	Specified commercial milestone events	Up to $125.0 million
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
Termination
Subject to specified exceptions, Celgene may terminate the 2016 Agreement in its entirety for any reason by providing us with prior written notice if there are no active co-development and co-commercialization agreements or license agreements in place or on a program-by-program basis if there are no active co-development and co-commercialization agreements or license agreements in place for the terminated program(s). Either party may terminate the 2016 Agreement for the insolvency of the other party. On a program-by-program basis, prior to the exercise of an option, either party may terminate the 2016 Agreement either in its entirety or with respect to one or more programs on prior written notice to the other party in the case of an uncured material breach by the other party that frustrates the fundamental purpose of the 2016 Agreement. Following the exercise of an option for a program, either party may terminate the 2016 Agreement with respect to such program if such party terminates the co-development and co-commercialization agreement or license agreement for such program for an uncured material breach by the other party that frustrates the fundamental purpose of such agreement. Either party may terminate a co-development and co-

commercialization agreement or a license agreement upon the bankruptcy or insolvency of the other party. Either party also has the right to terminate the co-development and co-commercialization agreement or license agreement if the other party or any of its affiliates challenges the validity, scope or enforceability of or otherwise opposes, any patent included within the intellectual property rights licensed to the other party under such agreement.
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
TIBSOVO® Letter Agreement
In May 2016, we entered into a letter agreement with Celgene regarding TIBSOVO®, or the TIBSOVO® Letter Agreement. Under the TIBSOVO® Letter Agreement, the parties agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the isocitrate dehydrogenase 1, or IDH1, target, for which TIBSOVO® is the lead development candidate. Under the 2010 Agreement, Celgene had held development and commercialization rights to the IDH1 program outside of the United States, and we held such rights inside the United States. As a result of the termination, we obtained global rights to TIBSOVO® and the IDH1 program. Neither party will have any further financial obligation, including royalties or milestone payments, to the other concerning TIBSOVO® or the IDH1 program. Under the terms of the termination, the parties also agreed to conduct specified transitional activities in connection with the termination. In addition, pursuant to the TIBSOVO® Letter Agreement, the parties are released from their exclusivity obligations under the 2010 Agreement with respect to the IDH1 program. The termination does not affect the AG-881 Agreements, which are directed to both the IDH1 target and the isocitrate dehydrogenase 2, or IDH2, target.
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
Upon agreement to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which TIBSOVO® is the lead development candidate, the sole program remaining under the 2010 Agreement is IDHIFA®, a co-commercialized licensed program for which Celgene leads and funds global development and commercialization activities. We have exercised our right to participate in a portion of commercialization activities in the

United States for IDHIFA® in accordance with the applicable commercialization plan. On August 1, 2017, the U.S. Food and Drug Administration, or FDA, granted Celgene approval of IDHIFA® for the treatment of adult patients with relapsed or refractory acute myeloid leukemia, or R/R AML, with an IDH2 mutation as detected by an FDA-approved test.
During the three months ended June 30, 2018, Celgene submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for IDHIFA® for IDH2 mutant-positive R/R AML. As a result of the filing, we determined that a $15.0 million milestone payment for filing of a first new drug application equivalent in an ex-U.S. country is considered probable of being reached and a significant reversal of revenue would not occur in future periods. Under the remaining terms of the 2010 Agreement, we are eligible to receive up to $95.0 million in potential milestone payments for the IDHIFA® program. The potential milestone payments are comprised of: (i) up to $70.0 million in milestone payments upon achievement of specified ex-U.S. regulatory milestone events, including the aforementioned $15.0 million milestone for the MAA submission, and (ii) a $25.0 million milestone payment upon achievement of a specified ex-U.S. commercial milestone event.
Under the 2010 Agreement, we receive royalties at tiered, low-double digit to mid-teen percentage rates on net sales of IDHIFA®.
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
Accounting under ASC 606
In adopting ASC 606, we applied the practical expedient that permits aggregating the effect of all modifications that occurred prior to January 1, 2018. No other practical expedients were used. Similar to the accounting under ASC 605-25, the 2016 Agreement was determined to be a modification of the 2010 Agreement and the AG-881 Agreements. In determining the appropriate amount of revenue to be recognized under ASC 606, we performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measured the transaction price, including the constraint on variable consideration; (iv) allocated the transaction price to the performance obligations; and (v) recognized revenue when (or as) we satisfied each performance obligation.
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
The satisfied and unsatisfied performance obligations at the time of the ASC 606 adoption, each of which are considered by us to be distinct within the context of the contract, their SSP, the method of recognizing the allocated consideration, and the period through which they are expected to be recognized are as follows:

Performance Obligations		SSP	No. of Performance Obligation(s)	Recognition Method
Fully satisfied at time of adoption
Licenses (1)		$86.7 million	4	Fully satisfied; recognized upon adoption of ASC 606
Research and development services (2) (3)		$350.7 million	10	Fully satisfied; recognized upon adoption of ASC 606
Partially satisfied at time of adoption
Research and development services (2) (3)	$266.6	$266.6 million	6	Proportionally as services are delivered over the performance period, expected to be through September 2022 (4)
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
During the three and six months ended June 30, 2018, we recognized the following as collaboration revenue (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
Performance Obligation	Under Topic 606	Under Topic 605	Effect of Change	Under Topic 606	Under Topic 605	Effect of Change
Collaboration revenue - related party
Licenses	$15,000	$15,000	$—	$15,000	$15,000	$—
Research and development services	9,830	9,367	463	16,194	18,320	(2,126)
Committee participations	—	44	(44)	—	87	(87)
Reduction of research and development expenses
Development services	—	1,652	(1,652)	—	2,063	(2,063)
During the three and six months ended June 30, 2018 and 2017, we recognized as collaboration revenue the following non-contingent consideration allocated to each performance obligation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Licenses	$15,000	$—	$15,000	$—
On-going research and development services	$9,830	$10,279	$16,194	$20,666
Committee participations	—	41	—	83
During the three and six months ended June 30, 2017, we recognized $2.5 million and $5.3 million, respectively, as a reduction of research and development expenses. During the three and six months ended June 30, 2018, we did not recognize any reductions to research and development expenses.
Consideration for development and commercialization services performed by us, that were not considered performance obligations as of the modification dates, are recognized as collaboration revenue or a reduction of research and development expenses in the period in which they are earned. There was no impact from the adoption of ASC 606 on these obligations. For the three and six months ended June 30, 2018 and 2017, we recognized the following collaboration revenue and reduction of research and development expenses related to such expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Collaboration revenue - related party
Development activities	$590	$—	$590	$—
Commercialization activities	981	1,026	1,962	1,105
Reduction of research and development expenses
Research and development activities	—	—	—	14
For the three and six months ended June 30, 2018 and 2017, we recognized the following totals of collaboration revenue and reduction of research and development expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Collaboration revenue - related party	$26,401	$11,346	$33,746	$21,854
Reduction of research and development expenses	—	2,489	—	5,265

The following table presents changes in our contract assets and liabilities during the six months ended June 30, 2018 (in thousands):

	December 31, 2017	Additions	Deductions	June 30, 2018
Contract assets (1)
Collaboration receivable – related party	$2,448	$22,838	$(5,960)	$19,326
Royalty receivable – related party	1,222	$2,990	$(2,639)	$1,573
Contract liabilities (2)
Deferred revenue – related party, current and net of current portions	$163,640	5,839	(55,939)	113,540
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
During the three and six months ended June 30, 2018, we recognized the following as revenue due to changes in the contract liability balances (in thousands):

	June 30, 2018
	Three Months Ended	Six Months Ended
Amounts included in the contract liability at the beginning of the period	$9,932	$15,917
Performance obligations satisfied in previous periods	220	543
As of June 30, 2018, the aggregate amount of the transaction price allocated to performance obligations that are partially unsatisfied was $121.8 million.
We consider the total consideration expected to be earned in the next twelve months for services to be performed as current deferred revenue, and consideration that is expected to be earned subsequent to twelve months from the balance sheet date as non-current deferred revenue.
Accounting analysis and revenue recognition – royalty revenue
For arrangements that include sales-based royalties and sales-based milestones and in which the license is deemed to be the predominant item to which the royalties relate, we recognize royalty revenue upon the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
As the underlying performance obligation, or delivery of the license to IDHIFA®, had been satisfied as of June 2014, royalty revenue is recognized as the related sales occur. During the three and six months ended June 30, 2018, we earned $1.6 million and $3.0 million, respectively, in royalty revenue under the 2010 Agreement.
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
During the three months ended June 30, 2018, Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive R/R AML. As a result of the filing, we determined that a $15.0 million milestone payment, which is unbilled as of June 30, 2018, for filing of a first new drug application equivalent in an ex-U.S. country is considered probable of being reached and a significant reversal of revenue would not occur in future periods. As the underlying performance obligation, or delivery of the license to IDHIFA, had been satisfied as of June 2014, the milestone payment was recognized in full as collaboration revenue during the three months ended June 30, 2018.
No other milestones were achieved during the three and six months ended June 30, 2018. The next potential milestone expected to be achieved under our collaboration agreements with Celgene is the first regulatory approval in any of China, Japan or a major European country. Achievement of this event will result in milestone payments of $35.0 million under the 2010 Agreement.

CStone Pharmaceuticals
In June 2018, we entered into an exclusive license agreement, or the CStone Agreement, with CStone Pharmaceuticals, or CStone, to grant CStone specified intellectual property licenses to enable CStone to develop and commercialize certain products containing TIBSOVO® in mainland China, Hong Kong, Macau, and Taiwan. We retain development and commercialization rights with respect to TIBSOVO® for the rest of the world. Pursuant to the CStone Agreement, CStone will initially be responsible for the development and commercialization of TIBSOVO® in acute myeloid leukemia, or AML, cholangiocarcinoma, and, at our discretion, brain cancer indications.
Under the terms of the CStone Agreement,we received an initial upfront payment in the amount of $12.0 million and are entitled to receive up to an additional $412.0 million in milestone payments upon the achievement of certain development, regulatory and sales milestone events. Approximately half of the milestone payments are related to the development and commercialization of TIBSOVO® in AML, cholangiocarcinoma and the other half of the milestone payments are related to brain cancer indications, including glioma. We will also be entitled to receive tiered royalties, ranging from 15 to 19 percent, on annual net sales, if any, of TIBSOVO®.
CStone is responsible for all costs it incurs in developing, obtaining regulatory approval of, and commercializing TIBSOVO® in China, Hong Kong, Macau, and Taiwan, as well as certain costs incurred by us.
During the term of the CStone Agreement, each party and its affiliates are prohibited from developing or commercializing any other compound or product that inhibits IDH1 mutations at specified levels of binding, in the case of CStone, anywhere in the world, and in our case, in China, Hong Kong, Macau, and Taiwan.
Termination
Unless earlier terminated, the CStone Agreement will expire upon the expiration of the last royalty term for the last licensed product within the scope of the CStone Agreement. At any time after CStone has obtained regulatory approval in mainland China in R/R AML and the last patient has been enrolled in a specified clinical trial (or, if earlier, at any time that CStone acquires or is acquired by an entity with a competing or restricted product), CStone may terminate the CStone Agreement in its entirety by providing us with prior written notice. Either party may, subject to specified cure periods, terminate the CStone Agreement in the event of the other party’s uncured material breach. Either party may terminate the CStone Agreement under specified circumstances relating to the other party’s insolvency. We have the right to terminate the CStone Agreement immediately if CStone or its affiliates or sublicensees or subcontractors challenges the validity, patentability, or enforceability of certain patent rights that relate to TIBSOVO® and are owned by or licensed to us or our affiliates.
Accounting analysis and revenue recognition - collaboration revenue
The CStone Agreement was determined to be within the scope of ASC 606. Accordingly, in determining the appropriate amount of revenue to be recognized, we performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measured the transaction price, including the constraint on variable consideration; (iv) allocated the transaction price to the performance obligations; and (v) recognized revenue when (or as) we satisfied each performance obligation.
As part of the accounting for the CStone Agreement, we developed assumptions that require judgment to determine the SSP for each performance obligation identified in the contract. We use key assumptions to determine the SSP, which include forecast of revenues, development timelines, reimbursement rates, discount rates and probabilities of technical and regulatory success.
The satisfied and unsatisfied performance obligations, each of which are considered by us to be distinct within the context of the contract, their SSP, the method of recognizing the allocated consideration, and the period through which they are expected to be recognized are as follows:

Performance Obligations	SSP	No. of Performance Obligation(s)	Recognition Method
License (1)	$16.4	1	Fully satisfied; recognized upon execution of CStone Agreement
Development service (2)	1.7	1	Proportionally as services are delivered over the performance period, expected to be through September 2020 (3)
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

(3) We determined that recognizing revenue on a proportional basis using the ratio of effort incurred to date compared to the total estimated effort required to complete the performance obligation best depicts the satisfaction of our obligations under the CStone Agreement.
During the three and six months ended June 30, 2018, we recognized as collaboration revenue the following non-contingent consideration allocated to each performance obligation (in thousands):

	Under Topic 606	Under Topic 605	Effect of Change
Collaboration revenue
License	$12,440	$12,000	$440
The following table presents changes in our contract assets during the six months ended June 30, 2018 (in thousands):

	December 31, 2017	Additions	Deductions	June 30, 2018
Contract assets (1)
Collaboration receivable	$—	$12,440	$(12,000)	$440
(1)  Additions to contract assets relate to amounts receivable from CStone. Deductions to contract assets relate to collection of receivables during the reporting period.
As of June 30, 2018, the aggregate amount of the transaction price allocated to performance obligations that are partially unsatisfied was $1.3 million.
Accounting analysis and revenue recognition – royalty revenue
The license was determined to be the predominant item to which sales-based royalties and sales-based milestones relate. As the license was delivered in June 2018, we will recognize royalty revenue when the related sales occur. To date, no royalties have been received under the CStone Agreement.
Accounting analysis and revenue recognition - milestone revenue
At each reporting period we evaluate whether milestones are considered probable of being reached and, to the extent that a significant reversal would not occur in future periods, estimate the amount to be included in the transaction price using the most likely amount method. Milestone payments that are not within our control, such as regulatory approvals, are not considered probable of being achieved and are excluded from the transaction price until those approvals are received.
No milestones were earned during the six months ended June 30, 2018. The next potential milestone expected to be achieved under the CStone Agreement is the dosing of the first patient in a local study in a hematological indication in mainland China. Achievement of this event will result in milestone payments of $5.0 million under the CStone Agreement.
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

6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued compensation	$9,135	$15,693
Accrued research and development costs	14,568	14,849
Accrued professional fees	1,875	3,140
Accrued other	215	349
Total accrued expenses	$25,793	$34,031

7. Share-Based Payments
2013 Stock Incentive Plan
In June 2013, our Board of Directors adopted and, in July 2013 our stockholders approved, the 2013 Stock Incentive Plan, or the 2013 Plan. The 2013 Plan became effective upon the closing of our initial public offering and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, or RSUs, performance-based stock units, or PSUs, and other stock-based awards. Following the adoption of the 2013 Plan, we granted no further stock options or other awards under the 2007 Stock Incentive Plan, or the 2007 Plan. Any options or awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remained outstanding and effective. As of June 30, 2018, the total number of shares reserved under the 2007 Plan and the 2013 Plan are 8,233,462, and we had 1,915,698 shares available for future issuance under the 2013 Plan.
Stock options
The following table presents stock option activity for the six months ended June 30, 2018:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2017	5,577,562	$49.58
Granted	1,224,670	78.14
Exercised	(869,272)	23.63
Forfeited/Expired	(226,484)	75.98
Outstanding at June 30, 2018	5,706,476	$58.62
Exercisable at June 30, 2018	2,778,508	$52.30
Vested and expected to vest at June 30, 2018	5,706,476	$58.62
At June 30, 2018, the total unrecognized compensation expense related to unvested stock option awards was $119.1 million, which we expect to recognize over a weighted-average period of approximately 2.8 years.
Restricted stock units
The following table presents RSU activity for the six months ended June 30, 2018:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2017	125,584	$47.46
Granted	388,912	78.73
Vested	(57,250)	41.76
Forfeited	(18,354)	68.53
Unvested shares at June 30, 2018	438,892	$75.03

As of June 30, 2018, there was approximately $27.2 million of total unrecognized compensation expense related to RSUs, which we expect to be recognized over a weighted-average period of approximately 2.3 years.
Performance-based stock units
The following table presents PSU activity for the six months ended June 30, 2018:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2017	176,186	$52.98
Granted	—	—
Vested	—	—
Forfeited	(3,790)	64.44
Unvested shares at June 30, 2018	172,396	$52.73
As of June 30, 2018, there was approximately $9.1 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are not considered probable of achievement.
Our wholly owned product, TIBSOVO®, received FDA approval on July 20, 2018 for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation as detected by an FDA-approved test. As a result of the approval, the underlying performance condition associated with the PSUs was met and we expect to recognize approximately $8.0 million of stock compensation expense related to the PSUs for the three months ended September 30, 2018. The remaining $1.1 million of stock compensation expense is expected to be recognized through January 2019 as the time-based vesting criteria related to the PSUs is satisfied.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. We issued 27,377 shares and 33,521 shares during the six months ended June 30, 2018 and 2017, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 327,272 shares of our common stock. As of June 30, 2018, we had 186,414 shares available for future issuance under the 2013 ESPP.
Stock-based compensation expense
Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	$13,311	$11,083	$25,783	$20,985
Restricted stock units	2,805	875	4,602	1,470
Employee Stock Purchase Plan	339	229	592	466
Total stock-based compensation expense	$16,455	$12,187	$30,977	$22,921
Expenses related to equity-based awards were allocated as follows in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development expense	$9,667	$8,190	$18,307	$15,215
General and administrative expense	6,788	3,997	12,670	7,706
Total stock-based compensation expense	$16,455	$12,187	$30,977	$22,921

8. Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net loss per share calculation, stock options, RSUs and ESPP options are considered to be common stock equivalents, while PSUs with vesting conditions that were not met as of June 30, 2018 are not considered to be common stock equivalents.
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
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2018	2017
Stock options	5,706,476	6,066,163
Restricted stock units	438,892	119,350
Employee Stock Purchase Plan options	21,205	18,287
Total common stock equivalents	6,166,573	6,203,800

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Information
The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017, and related notes included in Part I. Item 1. of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission, or SEC, on February 14, 2018. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management, and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A. and elsewhere in this report, and in our Annual Report on Form 10-K. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.
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
Our first commercial cancer product is IDHIFA®. In August 2017, the U.S. Food and Drug Administration, or FDA, granted our collaboration partner Celgene Corporation, or Celgene, approval of IDHIFA® for the treatment of adult patients with relapsed or refractory acute myeloid leukemia, or R/R AML, and an isocitrate dehydrogenase 2, or IDH2, mutation as detected by an FDA-approved test. IDHIFA®, an oral targeted inhibitor of the mutated IDH2 enzyme, is the first and only FDA-approved therapy for patients with R/R AML and an IDH2 mutation. We are eligible to receive royalties at tiered low-double digit to mid-teen percentage rates on any net sales of IDHIFA® and have exercised our rights to provide up to one-third of the field-based commercialization efforts in the United States. Celgene has submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for IDHIFA® for IDH2 mutant-positive AML.
Our wholly-owned product, TIBSOVO®, received FDA approval in July 2018 for the treatment of adult patients with R/R AML with a susceptible isocitrate dehydrogenase 1, or IDH1, mutation as detected by an FDA-approved test. We plan to submit an MAA to the EMA for TIBSOVO® for IDH1 mutant-positive R/R AML in the fourth quarter of 2018.
Our most advanced clinical cancer product candidate is AG-881, which is a brain-penetrant pan-IDH mutant inhibitor and is subject to our joint worldwide development and profit share collaboration and license agreement with Celgene. These mutations are found in a wide range of hematological malignancies and solid tumors.
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
Our most advanced preclinical cancer product candidate is AG-636, an inhibitor of the metabolic enzyme dihydroorotate dehydrogenase, or DHODH. We plan to submit an IND for AG-636 for the treatment of hematologic malignancies in the fourth quarter of 2018.

The lead product candidate in our RGD program, mitapivat (AG-348), targets pyruvate kinase-R for the treatment of pyruvate kinase, or PK, deficiency. PK deficiency is a rare genetic disorder that often results in severe hemolytic anemia, jaundice and lifelong conditions associated with chronic anemia and secondary complications due to inherited mutations in the pyruvate kinase enzyme within red blood cells, or RBCs. In April 2018, we initiated ACTIVATE-T, a single arm, global, pivotal trial of mitapivat (AG-348) in approximately 20 regularly transfused patients with PK deficiency. In June 2018, we initiated ACTIVATE, a 1:1 randomized, placebo-controlled, global, pivotal trial of mitapivat (AG-348) in approximately 80 patients with PK deficiency who do not receive regular transfusions. We also expect to initiate a phase 2 proof of concept trial of mitapivat (AG-348) in thalassemia in the fourth quarter of 2018.
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
TIBSOVO® Letter Agreement
In May 2016, we entered into a letter agreement with Celgene regarding TIBSOVO®, or the TIBSOVO® Letter Agreement. Under the TIBSOVO® Letter Agreement, the parties agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which TIBSOVO® is the lead development candidate. Under the 2010 Agreement, Celgene had held development and commercialization rights to the IDH1 program outside of the United States, and we held such rights inside the United States. As a result of the termination, we obtained global rights to TIBSOVO® and the IDH1 program. Neither party will have any further financial obligation, including royalties or milestone payments, to the other concerning TIBSOVO® or the IDH1 program. Under the terms of the termination, the parties also agreed to conduct specified transitional activities in connection with the termination. In addition, pursuant to the TIBSOVO® Letter Agreement, the parties are released from their exclusivity obligations under the 2010 Agreement with respect to the IDH1 program. The termination does not affect the AG-881 Agreements described below, which are directed to both the IDH1 target and the IDH2 target.
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
Upon agreement to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which TIBSOVO® is the lead development candidate, the sole program remaining under the 2010 Agreement is IDHIFA®, a co-commercialized licensed program for which Celgene leads and funds global development and commercialization activities. We have exercised our right to participate in a portion of commercialization activities in the United States for IDHIFA® in accordance with the applicable commercialization plan.
CStone Agreement
In June 2018, we entered into an exclusive license agreement with CStone Pharmaceuticals, or the CStone Agreement, for the development and commercialization of certain products containing TIBSOVO® in mainland China, Hong Kong, Macau, and Taiwan for therapeutic uses in humans, excluding brain cancer, unless later adopted by us in our sole discretion. We retain development and commercialization rights with respect to TIBSOVO® for the rest of the world.
Pursuant to the CStone Agreement, CStone will initially be responsible for the development and commercialization of TIBSOVO® in acute myeloid leukemia, or AML, and cholangiocarcinoma, as well as other indications that the parties mutually agree to in the future. CStone will also be responsible, at our discretion, for the development and commercialization of TIBSOVO® in brain cancer indications. We granted CStone specified intellectual property licenses to enable CStone to perform its obligations and exercise its rights under the CStone Agreement, including license grants to enable CStone to conduct development and commercialization activities pursuant to the terms of the CStone Agreement.
CStone is responsible for all costs it incurs in developing, obtaining regulatory approval of, and commercializing TIBSOVO® in China, Hong Kong, Macau, and Taiwan, as well as certain costs incurred by us.
During the term of the CStone Agreement, each party and its affiliates are prohibited from developing or commercializing any other compound or product that inhibits IDH1 mutations at specified levels of binding, in the case of CStone, anywhere in the world, and in the case of us, in China, Hong Kong, Macau, and Taiwan. Subject to specified exceptions, CStone and its affiliates are also prohibited from developing or commercializing certain other compounds or products that directly or indirectly treat AML, cholangiocarcinoma or, if applicable, glioma in patients that have an IDH1 mutation.
The CStone Agreement contemplates that we will enter into ancillary arrangements with CStone, including clinical and commercial supply agreements and a pharmacovigilance agreement.
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

Financial Operations Overview
General
Since inception, our operations have primarily focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials. To date, we have financed our operations primarily through funding received from the 2010 Agreement, the AG-881 Agreements, the 2016 Agreement, CStone Agreement, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings.
Additionally, since inception, we have incurred significant operating losses. Our net losses were $159.6 million and $149.2 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $918.2 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from year to year. We anticipate that our expenses will increase significantly as we continue to advance and expand clinical development activities for our lead programs: IDHIFA®, TIBSOVO®, AG-881, mitapivat (AG-348), AG-270, AG-636; continue to discover and validate novel targets and drug product candidates; expand and protect our intellectual property portfolio; and hire additional commercial, development and scientific personnel.
Revenue
Through June 30, 2018, we have not generated any revenue from product sales. All of our revenue to date has been derived from our collaborations with Celgene and CStone, and royalty revenue on sales of IDHIFA®. In the future, we expect to generate revenue from a combination of product sales, royalties on product sales, cost reimbursements, milestone payments, and upfront payments to the extent we enter into future collaborations or licensing agreements.
Research and development expenses
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as our product candidate development programs progress. However, the successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development and commercialize these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from IDHIFA®, TIBSOVO®, AG-881, mitapivat (AG-348), AG-270, AG-636, or any of our other product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:
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

The following summarizes our most advanced programs:
IDHIFA®
IDHIFA® is an orally available, selective, potent inhibitor of the mutated IDH2 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH2 mutations, including those with AML, who have a historically poor prognosis. In August 2017, the FDA granted Celgene approval of IDHIFA® for the treatment of adult patients with R/R AML and an IDH2 mutation as detected by an FDA-approved test. The FDA’s approval of IDHIFA® in R/R AML was based on clinical data from an open-label, single-arm, multicenter, two-cohort phase 1/2 clinical trial of adult patients with R/R AML and an IDH2 mutation. In June 2018, Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML.
Celgene maintains worldwide development and commercial rights to IDHIFA® and will fund the future development and commercialization costs related to this program. Under the 2010 Agreement, Celgene is responsible for all development costs for IDHIFA®, and we are eligible to receive up to $95.0 million in milestone payments, which are comprised of: (i) up to $70.0 million in milestone payments upon achievement of specified ex-U.S. regulatory milestone events, including the aforementioned $15.0 million milestone for the MAA submission, and (ii) a $25.0 million milestone payment upon achievement of a specified ex-U.S. commercial milestone event. Additionally, we are eligible to receive tiered royalties on any net sales of IDHIFA®.
We continue to evaluate IDHIFA® in the following clinical trials, which, unless otherwise noted, are led by Celgene:
Phase 1b frontline combination trial (TIBSOVO® also being evaluated)
IDHIFA® is being evaluated in a phase 1b, multicenter, international, open-label clinical trial, conducted by us, to evaluate the safety and clinical activity of IDHIFA® or TIBSOVO® in combination with induction and consolidation therapy in patients with newly diagnosed AML with an IDH2 or IDH1 mutation who are eligible for intensive chemotherapy using a primary endpoint of safety and tolerability of IDHIFA® or TIBSOVO® when administered with induction and consolidation therapy. The trial is currently enrolling patients.
In December 2017, we presented interim data from this trial at American Society of Hematology meeting in Atlanta, Georgia, or ASH 2017.
Phase 1/2 frontline combination trial (TIBSOVO® also being evaluated)
IDHIFA® is being evaluated in a phase 1/2 frontline combination clinical trial of either IDHIFA® or TIBSOVO® in combination with VIDAZA® (azacitidine) in newly diagnosed AML patients not eligible for intensive chemotherapy, with a phase 1 component to determine the safety of the combinations, followed by a phase 2 randomized component evaluating the safety and clinical activity of each investigational combination versus single-agent VIDAZA® using a primary endpoint of overall response rate. The trial has completed the phase 1 component and is currently enrolling in the phase 2 component, which will assess the activity of IDHIFA® in combination with VIDAZA®.
In June 2018, we presented new safety and efficacy data from this ongoing trial at the American Society of Clinical Oncology meeting in Chicago, Illinois, or ASCO 2018.
IDHENTIFY
IDHIFA® is being evaluated in IDHENTIFY, an international phase 3, multi-center, open-label, randomized clinical trial designed to compare the efficacy and safety of IDHIFA® versus conventional care regimens in patients 60 years or older with IDH2 mutant-positive AML that is refractory to or relapsed after second- or third-line therapy. In January 2016, in conjunction with the initiation of the IDHENTIFY clinical trial, we received a milestone payment of $25.0 million from Celgene pursuant to the 2010 Agreement. This trial is currently enrolling patients and we have not yet presented any clinical data from this trial.
Phase 3 frontline combination trial
We plan to support, with Celgene, the initiation of an intergroup sponsored, global, registration-enabling phase 3 trial combining TIBSOVO® or IDHIFA® and standard induction (7+3) and consolidation chemotherapy with a primary endpoint of event-free survival in frontline AML patients with an IDH1 or IDH2 mutation in the fourth quarter of 2018.The trial is expected to enroll approximately 500 patients with an IDH1 mutation and approximately 500 patients with an IDH2 mutation.
TIBSOVO®
TIBSOVO® is an orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH1 mutations. We hold worldwide development and commercial rights to TIBSOVO® and will fund the future development and commercialization costs related to this program. Mutations in IDH1 have been identified in difficult to treat hematologic and solid tumor cancers, including AML, chondrosarcoma, cholangiocarcinoma, and glioma, where both the treatment options and prognosis for patients are poor.
In July 2018, the FDA approved TIBSOVO® for the treatment of adult patients with R/R AML and a susceptible IDH1 mutation as detected by an FDA-approved test. The FDA’s approval of TIBSOVO® in R/R AML was based on clinical data from a phase 1 open-label, single-arm, multicenter dose-escalation and expansion trial of adult patients with advanced R/R AML and an IDH1 mutation. Four expansion cohorts have been added to the trial. We plan to submit an MAA to the EMA for TIBSOVO® for IDH1 mutant-positive R/R AML in the fourth quarter of 2018.
The FDA granted us fast track designation for TIBSOVO® for treatment of patients with previously treated, unresectable or metastatic cholangiocarcinoma with an IDH1 mutation, and granted orphan drug designation for TIBSOVO® for the treatment of cholangiocarcinoma.
We are evaluating TIBSOVO® in the following clinical trials:
Phase 1b frontline combination trial
As discussed above, TIBSOVO® and IDHIFA® are also being evaluated in a phase 1b, multicenter, international, open-label clinical trial, in combination with induction and consolidation therapy. The trial is currently enrolling patients.
In December 2017, we presented interim data from this trial at ASH 2017.
Phase 1/2 frontline combination trial
As discussed above, TIBSOVO® and IDHIFA® are also being evaluated in a phase 1/2 frontline clinical trial in combination with VIDAZA®, conducted by Celgene. The trial has completed the phase 1 component and is currently enrolling in the phase 2 component, which will assess the activity of IDHIFA® in combination with VIDAZA®.
In June 2018, we presented new safety and efficacy data from this ongoing trial at ASCO 2018.
AGILE
TIBSOVO® is being evaluated in AGILE, a global, registration-enabling phase 3 clinical trial, combining TIBSOVO® and VIDAZA® in newly diagnosed AML patients with an IDH1 mutation who are ineligible for intensive chemotherapy. The trial is enrolling patients and we expect to complete enrollment in 2021.
Phase 3 frontline combination trial
As discussed above, we plan to support, with Celgene, the initiation of an intergroup sponsored, global, registration-enabling phase 3 trial combining TIBSOVO® or IDHIFA® and standard induction (7+3) and consolidation chemotherapy with a primary endpoint of event-free survival in frontline AML patients with an IDH1 or IDH2 mutation in the fourth quarter of 2018.
Phase 1 clinical trial (advanced solid tumors)
TIBSOVO® is being evaluated in a phase 1 multicenter, open-label, dose-escalation and expansion clinical trial, designed to assess its safety, clinical activity and tolerability as a single agent in patients with advanced solid tumors with an IDH1 mutation, including glioma, cholangiocarcinoma, and chondrosarcoma. Enrollment is now complete for four expansion cohorts of 25 patients each in (i) low grade glioma with at least six months of prior scans to assess volumetric changes, (ii) second-line cholangiocarcinoma, (iii) high grade, or metastatic, chondrosarcoma, and (iv) other solid tumors with an IDH1 mutation, who will receive the recommended dose of 500 mg of TIBSOVO® once daily.
In June 2017, we reported updated interim data from the dose escalation and dose expansion cohorts of our ongoing phase 1 clinical trial evaluating TIBSOVO® in patients with IDH1 mutant-positive cholangiocarcinoma at the ASCO 2017. In November 2017, we reported updated interim data from the dose expansion cohort of our ongoing phase 1 clinical trial evaluating TIBSOVO® in patients with progressive low-grade IDH1 mutant-positive glioma at the Society for Neuro-Oncology Annual Meeting in San Francisco, California.
ClarIDHy
TIBSOVO® is being evaluated in ClarIDHy, a registration-enabling phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial of TIBSOVO® in previously-treated patients with nonresectable or metastatic cholangiocarcinoma with an IDH1 mutation. The trial was initiated in December 2016 and is currently enrolling patients, and we expect to complete enrollment in the first half of 2019.
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
Phase 1 clinical trial (advanced hematologic malignancies)
We are conducting a phase 1 multi-center, open-label clinical trial of AG-881 in patients with advanced IDH1 or IDH2 mutant-positive hematologic malignancies whose cancer has progressed on a prior IDH inhibitor therapy. The goal of this trial is to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and clinical activity of AG-881 in hematologic malignancies.
This trial has completed its dose escalation portion, establishing proof of mechanism as measured by reductions in 2-hydroxygluturate levels, and is now closed for enrollment. No maximum tolerable dose, or MTD, was reached. We have not yet presented any clinical data from this trial. In October 2017, we presented the first preclinical data of AG-881 in IDH mutant-positive hematologic malignancies at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in Philadelphia, Pennsylvania.
Phase 1 clinical trial (advanced solid tumors)
We are conducting a phase 1 multi-center, open-label clinical trial of AG-881 in patients with advanced IDH1 or IDH2 mutant-positive solid tumors, including glioma. The goal of this trial is to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and clinical activity of AG-881 in advanced solid tumors. An MTD was established and enrollment in this trial is complete. In June 2018, we presented at the first data from this trial at ASCO 2018.
In the first quarter of 2018, we initiated a perioperative study with TIBSOVO® and AG-881 in low grade glioma to further investigate their effects on brain tumor tissue. Pursuant to the AG-881 Agreements, Celgene has elected not to participate in this clinical trial and, as a result, we will fund the trial ourselves. Celgene will continue to co-fund the ongoing phase 1 trials of AG-881 described above.
Mitapivat (AG-348)
Mitapivat (AG-348) in is an orally available small molecule and a potent activator of the wild-type (normal) and mutated PKR enzyme, which has resulted in restoration of adenosine triphosphate, or ATP, levels and a decrease in 2,3-diphosphoglycerate, or 2,3-DPG, levels in blood sampled from patients with PK deficiency and treated ex-vivo with mitapivat (AG-348). The wild-type PKR activity of mitapivat (AG-348) allowed the study of enzyme activation in healthy volunteers, providing an opportunity to understand the safety, dosing and pharmacodynamic activity of mitapivat (AG-348) prior to entering a proof-of-concept study in patients. We have worldwide development and commercial rights to mitapivat (AG-348) and expect to fund the future development and commercialization costs related to this program. The FDA granted orphan drug designation for mitapivat (AG-348) for treatment of patients with PK deficiency and granted us fast track designation to mitapivat (AG-348) for the treatment of patients with PK deficiency. In December 2016, we announced our decision to advance mitapivat (AG-348) into pivotal development as the first potential disease-modifying treatment for PK deficiency.
We have worldwide development and commercial rights to mitapivat (AG-348) and expect to fund the future development and commercialization costs related to this program.
DRIVE PK
In June 2015, we initiated DRIVE PK, a global phase 2, first-in-patient, open-label safety and efficacy clinical trial of mitapivat (AG-348) in adult, transfusion-independent patients with PK deficiency. In June 2016, we reported the first clinical data from DRIVE PK at EHA 2017, establishing proof of concept for mitapivat (AG-348). The trial reached target enrollment of 52 patients in November 2016, and in December 2017, we reported updated data from the trial at ASH 2017.
ACTIVATE-T/ACTIVATE
In April 2018, we initiated ACTIVATE-T, a single arm, global, pivotal trial of mitapivat (AG-348) in approximately 20 regularly transfused patients with PK deficiency. In June 2018, we initiated ACTIVATE, a 1:1 randomized, placebo-controlled, global, pivotal trial of mitapivat (AG-348) in approximately 80 patients with PK deficiency who do not receive regular transfusions. The primary endpoint of the ACTIVATE-T trial is a greater than 33% reduction in transfusion burden over a six-

month period compared to the patient’s transfusion history, and the primary endpoint of the ACTIVATE trial is the proportion of patients who achieve at least a 1.5 g/dL increase in hemoglobin sustained over multiple visits.
In addition to the above ongoing clinical trials of mitapivat (AG-348), we plan to initiate a phase 2 proof of concept trial of mitapivat (AG-348) in thalassemia in the fourth quarter of 2018.
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
In March 2018, we initiated a phase 1 dose-escalation trial of AG-270 in multiple tumor types carrying an MTAP deletion. The purpose of this phase 1 multi-center, open-label study is to evaluate the safety, pharmacokinetics, pharmacodynamics and clinical activity of AG-270 in approximately 50 patients with advanced solid tumors or lymphoma with MTAP deletion. AG-270 will be administered as a single agent dosed orally once daily in 28-day cycles. The first part of the study is a dose-escalation phase in which cohorts of patients will receive ascending doses of AG-270 to determine the MTD or optimal dose. The second part of the study is a dose expansion phase where additional patients will receive AG-270 at the MTD or optimal dose to further evaluate its safety, tolerability and clinical activity as a potential dose for future studies.
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
We anticipate that our general and administrative expenses will increase in the future to support continued research and development, and commercialization activities, including activities related to the commercialization of TIBSOVO® and the potential commercialization of our other product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses.

Results of Operations
Comparison of the three months ended June 30, 2018 and 2017
The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017 ($ in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Collaboration revenue – related party	$26,401	$11,346	$15,055	133%
Collaboration revenue – other	12,440	—	$12,440	N/A
Royalty revenue – related party	1,573	—	$1,573	N/A
Total revenue	40,414	11,346	$29,068	256%
Operating expenses:
Research and development (net of $2,489 of cost reimbursement from related party for the three months ended June 30, 2017)	86,730	79,816	6,914	9%
General and administrative	26,633	16,130	10,503	65%
Loss from operations	(72,949)	(84,600)	11,651	(14)%
Interest income	4,204	1,518	2,686	177%
Net loss	$(68,745)	$(83,082)	$14,337	(17)%
Revenue. For the three months ended June 30, 2018, we recognized $26.4 million in collaboration revenue from our agreements with Celgene. The amount recognized includes a $15.0 million milestone payment related to Celgene's June 2018 submission of an MAA to the EMA for IDHIFA® for IDH2 mutant-positive R/R AML. Collaboration revenue from our Celgene agreements recognized during the three months ended June 30, 2018 were accounted for under Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers, or ASC 606, which we adopted as of January 1, 2018. For further discussion regarding adoption of ASC 606, refer to Note 2, Summary of Significant Accounting Policies, and Note 5, Collaboration and License Agreements, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
As previously discussed, in June 2018, we entered into the CStone Agreement for the development and commercialization of certain products containing TIBSOVO® in mainland China, Hong Kong, Macau, and Taiwan. Upon execution of the CStone Agreement, we delivered the license to CStone and recognized $12.4 million of consideration as collaboration revenue.
In addition to collaboration revenue, we also recognized $1.6 million in royalty revenue on Celgene's net sales of IDHIFA® under the 2010 Agreement.
For the three months ended June 30, 2017, we recognized $11.3 million in revenue under our collaboration agreements with Celgene.
Research and Development Expense. The increase in research and development expenses for the three months ended June 30, 2018 was primarily attributable to net increases of $6.3 million in external services and $0.6 million in internal expenses; both of these increases are inclusive of cost reimbursements recorded as a reduction of research and development expenses.
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

Our allocated research and development expenses, by major program, are outlined in the table below ($ in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
IDHIFA® (IDH2 inhibitor)	$3,108	$1,885	$1,223	65%
TIBSOVO® (IDH1 inhibitor)	$34,716	$38,883	$(4,167)	(11)%
Pan-IDH inhibitor (AG-881)	$3,797	$5,622	$(1,825)	(32)%
AG-881 reduction of R&D expenses	$—	$(2,489)	$2,489	(100)%
PKR activator (mitapivat (AG-348))	$14,604	$10,821	$3,783	35%
MTAP-deleted cancers program (AG-270)	$5,908	$5,084	$824	16%
DHODH inhibitor (AG-636)	$3,204	$—	$3,204	N/A
Other research and platform programs	$21,393	$20,010	$1,383	7%
Total research and development expenses, net	$86,730	$79,816	$6,914	9%
The changes in research and development expense depicted in the table above were primarily attributable to the following:
• IDHIFA® costs increased as a result of increased internal and external expenses related to our ongoing phase 1b frontline combination trial development work.
• TIBSOVO® costs decreased compared to the prior period as prior period costs included manufacturing expenses associated with our initial commercial inventory of TIBSOVO® as part of our NDA submission in December 2017.
• AG-881 costs decreased as our phase 1 trial in patients with advanced IDH1 or IDH2 mutant-positive hematologic malignancies and our phase 1 trial in IDH1 or IDH2 mutant-positive advanced solid tumors, including glioma, both completed their dose escalation portions.
Cost reimbursements for AG-881 were recognized as revenue in the current period.
• Mitapivat (AG-348) costs increased as a result of the start-up costs for the ACTIVATE trial, which we initiated in June 2018.
• AG-270 costs increased as we initiated a phase 1 trial in March 2018.
• AG-636 costs increased as we complete IND-enabling studies in anticipation of an IND filing in the fourth quarter of 2018.
• The increase in the costs of other research and platform programs include activities related to exploratory efforts, target validation and lead optimization for our discovery and follow-on programs, and our proprietary metabolomics platform.
General and Administrative Expense. The increase in general and administrative expense was primarily attributable to an increase of $10.1 million related to our growing commercial organization for the launch of TIBSOVO®.
Interest Income. The increase in interest income is attributable to higher investment balances driven by funds received from our January 2018 follow-on public offering, resulting in higher interest earned on investments.

Comparison of the six months ended June 30, 2018 and 2017
The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017 ($ in thousands):

	Six Months Ended June 30,
($ in thousands)	2018	2017	$ Change	% Change
Collaboration revenue – related party	$33,746	$21,854	$11,892	54%
Collaboration revenue – other	12,440	—	12,440	N/A
Royalty revenue – related party	2,990	—	2,990	N/A
Total revenue	49,176	21,854	27,322	125%
Operating expenses:
Research and development (net of $5,265 of cost reimbursement from related party for the six months ended June 30, 2017)	164,954	142,548	22,406	16%
General and administrative	51,183	30,953	20,230	65%
Loss from operations	(166,961)	(151,647)	(15,314)	10%
Interest income	7,391	2,399	4,992	208%
Net loss	$(159,570)	$(149,248)	$(10,322)	7%
Revenue. For the six months ended June 30, 2018, we recognized $33.7 million in collaboration revenue from our agreements with Celgene. The amount recognized includes a $15.0 million milestone payment related to Celgene's June 2018 submission of an MAA to the EMA for IDHIFA® for IDH2 mutant-positive R/R AML. Collaboration revenue recognized during the six months ended June 30, 2018 were accounted for under Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers, or ASC 606, which we adopted as of January 1, 2018. For further discussion regarding adoption of ASC 606, refer to Note 2, Summary of Significant Accounting Policies, and Note 5, Collaboration and License Agreements, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
As previously discussed, we also recognized $12.4 million of consideration as revenue under our CStone Agreement.
In addition to collaboration revenue, we also recognized $3.0 million in royalty revenue on Celgene net sales of IDHIFA® under the 2010 Agreement.
For the six months ended June 30, 2017, we recognized $21.9 million in revenue, which includes partial recognition of the development candidate designation payment for AG-270, our program focused on MTAP-deleted cancers, of $1.5 million.
Research and Development Expense. The increase in research and development expenses for the six months ended June 30, 2018 was primarily attributable to net increase of $26.8 million in external services, offset by a $4.4 million decrease in internal expenses. Both of these changes are inclusive of cost reimbursements recorded as a reduction of research and development expenses.
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

Our allocated research and development expenses, by major program, are outlined in the table below ($ in thousands):

	Six Months Ended June 30,
($ in thousands)	2018	2017	$ Change	% Change
IDHIFA® (IDH2 inhibitor)	$5,647	$3,465	$2,182	63%
IDHIFA® reduction of R&D expenses	$—	$(14)	$14	(100)%
TIBSOVO® (IDH1 inhibitor)	$65,223	$69,661	$(4,438)	(6)%
Pan-IDH inhibitor (AG-881)	$7,478	$11,208	$(3,730)	(33)%
AG-881 reduction of R&D expenses	$—	$(5,251)	$5,251	(100)%
PKR activator (mitapivat (AG-348))	$27,719	$18,290	$9,429	52%
MTAP-deleted cancers program (AG-270)	$11,936	$9,633	$2,303	24%
DHODH inhibitor (AG-636)	$6,058	$—	$6,058	100%
Other research and platform programs	$40,893	$35,556	$5,337	15%
Total research and development expenses, net	$164,954	$142,548	$22,406	16%
The changes in research and development expense depicted in the table above were primarily attributable to the following:
• IDHIFA® costs increased as a result of increased internal and external expenses related to our ongoing phase 1b frontline combination trial development work.
• TIBSOVO® costs decreased compared to the prior period as prior period costs included manufacturing expenses associated with our initial commercial inventory of TIBSOVO® as part of our NDA submission in December 2017.
• AG-881 costs decreased as our phase 1 trial in patients with advanced IDH1 or IDH2 mutant-positive hematologic malignancies and our phase 1 trial in IDH1 or IDH2 mutant-positive advanced solid tumors, including glioma, both completed their dose escalation portions.
Cost reimbursements for AG-881 were recognized as revenue in the current period.
• Mitapivat (AG-348) costs increased as a result of the start-up costs for the ACTIVATE-T trial and the initiation of ACTIVATE in the second quarter of 2018.
• AG-270 costs increased as we initiated a phase 1 trial in March 2018.
• AG-636 costs increased as we complete IND-enabling studies in anticipation of an IND filing in the fourth quarter of 2018.
• The increase in the costs of other research and platform programs include activities related to exploratory efforts, target validation and lead optimization for our discovery and follow-on programs, and our proprietary metabolomics platform.
General and Administrative Expense. The increase in general and administrative expenses was primarily attributable to an increase of $17.3 million related to supporting our growing commercial organization for the launch of TIBSOVO®.
Interest Income. The increase in interest income is attributable to higher investment balances driven by funds received from our January 2018 follow-on public offering, resulting in higher interest earned on investments.
Liquidity and Capital Resources
Sources of liquidity
Since our inception, and through June 30, 2018, we have funded our operations through upfront, milestone, extension, cost reimbursement and royalty payments related to our collaboration agreements, proceeds received from our issuance of preferred stock, our initial public offering and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings.
In January 2018, we completed a public offering of 8,152,986 shares of common stock at an offering price of $67.00 per share. We received net proceeds from this offering of $516.2 million, after deducting underwriting discounts and commissions paid by us.
In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn a significant amount of milestone payments, cost reimbursements, and royalty payments under our collaboration agreements with Celgene and CStone, and designation fees, license option fees and extension fees under our collaboration agreements with Celgene. Our ability to earn the milestone payments, cost reimbursements and royalty payments, and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities, and is uncertain at this time. Our right to payments under our collaboration agreements with Celgene and CStone are our only committed potential external source of funds.
Cash flows
The following table provides information regarding our cash flows for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30, 2018
	2018	2017
Net cash used in operating activities	$(166,395)	$(133,063)
Net cash used in investing activities	(263,791)	(166,173)
Net cash provided by financing activities	537,785	277,199
Net change in cash and cash equivalents	$107,599	$(22,037)
Net cash used in operating activities. During the six months ended June 30, 2018, we received $8.9 million in cost reimbursements related to our collaboration agreements with Celgene and $12.0 million under the CStone Agreement. These amounts were offset by increased operating expenses that relate to increases in clinical study costs due to advancements in our most advanced product candidates, commercialization efforts, expanded facilities and increased staffing needs due to our expanding operations.
During the six months ended June 30, 2017, we received $8.1 million in cost reimbursements related to our collaboration agreements with Celgene. These amounts were offset by increased operating expenses which relate to increases in clinical study costs due to advancements in our most advanced product candidates, expanded facilities and increased staffing needs due to our expanding operations.
Net cash used in investing activities. The cash used in investing activities for the six months ended June 30, 2018 and 2017 was primarily the result of higher purchases of marketable securities than proceeds from maturities and sales of marketable securities, and $2.8 million and $1.3 million in purchases of property and equipment, respectively.
Net cash provided by financing activities. The cash provided by financing activities for the six months ended June 30, 2018 was primarily the result of the $516.2 million net proceeds received from our January 2018 follow-on public offering, after underwriting discounts and commissions, as well as proceeds received from stock option exercises and purchases made pursuant to our employee stock purchase plan. The cash provided by financing activities for the six months ended June 30, 2017 was the result of proceeds received from stock option exercises and purchases made pursuant to our employee stock purchase plan.
Funding requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we commercialize TIBSOVO®, and continue the research, development and clinical trials of, and seek additional marketing approvals for, our product candidates. If we obtain additional marketing approval for any of our other product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of Celgene or other collaborators. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.
We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2018 together with anticipated product and royalty revenue, anticipated interest income and anticipated expense reimbursements under our collaboration agreements, but excluding any additional program-specific milestone payments, will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2020. Our future capital requirements will depend on many factors, including:
• the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
• the success of our collaborations;
• the extent to which we acquire or in-license other medicines and technologies;
• the costs, timing and outcome of regulatory review of our product candidates;
• the costs associated with the commercial launch of TIBSOVO® and preparation for the potential commercial launch of one or more of our other product candidates;

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
During the six months ended June 30, 2018, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2017.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of June 30, 2018 and December 31, 2017, we had cash, cash equivalents and marketable securities of $936.6 million and $567.8 million, respectively, consisting primarily of investments in certificates of deposit, U.S. Treasuries, government securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point increase in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs located in Asia and Europe that are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2018 and December 31, 2017, we had minimal or no liabilities denominated in foreign currencies.
Item 4.  Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Since inception, we have incurred significant operating losses. Our net losses were $314.7 million, $198.5 million, and $117.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, and $159.6 million for the six months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $918.2 million. Other than revenue from royalties on sales of IDHIFA®, we have not generated any revenue from product sales. The U.S. Food and Drug Administration, or FDA, approved IDHIFA® in August 2017 for the treatment of adult patients with relapsed or refractory acute myeloid leukemia, or R/R AML, and an IDH2 mutation as detected by an FDA-approved test, and in July 2018 the FDA approved TIBSOVO® for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation as detected by an FDA-approved test. We have not obtained marketing approval for any of our other product candidates, which are in preclinical or clinical development stages. We have financed our operations primarily through private placements of our preferred stock, our initial public offering and the concurrent private placement, our follow-on public offerings and our collaboration agreements with Celgene Corporation and its subsidiaries, or Celgene, focused on cancer metabolism and metabolic immuno-oncology. We have devoted substantially all of our efforts to research and development. Although we may from time to time report profitable results, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:
• initiate and continue clinical trials for our products and product candidates, including: IDHIFA®, TIBSOVO®, AG-881, mitapivat (AG-348), and AG-270 and AG-636;
• continue our research and preclinical development of our product candidates;
• seek to identify additional product candidates;
• seek marketing approvals for our product candidates that successfully complete clinical trials;
• establish and maintain a sales, marketing and distribution infrastructure to commercialize any medicines for which we may obtain marketing approval, including IDHIFA® and TIBSOVO®;
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
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate and continue clinical trials of, and seek marketing approvals for, our product candidates. Although Celgene will reimburse us for our co-promotion efforts in the U.S. for IDHIFA® under the 2010 Agreement, if we obtain additional marketing approvals for any of our other product candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of Celgene or other collaborators. For example, in July 2018 the FDA approved TIBSOVO® for the treatment of adult patients with R/R AML with an IDH1 mutation as detected by an FDA approved test, and we have incurred and expect to continue to incur significant expenses related to the commercialization of TIBSOVO®. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.
We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2018, together with anticipated product and royalty revenue, anticipated interest income and anticipated expense reimbursements under our collaboration agreements, but excluding any additional program-specific milestone payments, will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2020. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:
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
We were incorporated in the second half of 2007 and commenced operations in late 2008. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, undertaking preclinical and clinical studies of our product candidates, and establishing a commercial infrastructure. All of our product candidates are still in preclinical and clinical development, with the exception of IDHIFA® and TIBSOVO®. We have not yet demonstrated our ability to successfully complete any large-scale or pivotal clinical trials or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop one new medicine from the time it is discovered to when it is available for treating patients, assuming that it successfully completes all stages of research and development and achieves marketing approval, all of which is highly uncertain. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may adversely affect our ability to successfully commercialize our products and product candidates. We are in the early stages of transitioning from a company with solely a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.
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
We may not be successful in our commercialization of TIBSOVO®. If we do not successfully commercialize TIBSOVO® for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation as detected by an FDA approved test, our future prospects may be substantially harmed.
In July 2018, the FDA approved TIBSOVO® for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation as detected by an FDA approved test. We are still evaluating TIBSOVO® in other clinical trials. Our ability to generate product revenue from TIBSOVO® will depend heavily on our successful development and commercialization of the product.

The development and commercialization of TIBSOVO® could be unsuccessful if:
• TIBSOVO® becomes no longer accepted as safe, efficacious, and cost-effective for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation in the medical community and by third-party payors;
• we fail to maintain the necessary financial resources and expertise to manufacture, market and sell TIBSOVO®;
• we fail to continue to develop and implement effective marketing, sales and distribution strategies and opreations for the development and commercialization of TIBSOVO®;
• we fail to continue to develop, validate and maintain a commercially viable manufacturing process for TIBSOVO®  that is compliant with current good manufacturing practices;
• we fail to successfully obtain third party reimbursement and generate commercial demand that results in sales of TIBSOVO®;
• we encounter any third party patent interference, derivation, inter partes review, post-grant review, reexamination or patent infringement claims with respect to TIBSOVO®;
• we fail to comply with regulatory and legal requirements applicable to the sale of TIBSOVO®;
• competing drug products are approved for the same indications as TIBSOVO®; or
• TIBSOVO® does not demonstrate acceptable safety and efficacy in current or future clinical trials, or otherwise does not meet applicable regulatory standards for approval in indications other than for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation.
If we experience significant delays or an inability to successfully commercialize TIBSOVO®, our business would be materially harmed.
The failure to maintain the CStone Agreement or the failure of CStone to perform its obligations under the CStone Agreement, could negatively impact our business.
In June 2018, we entered into an exclusive license agreement, or the CStone Agreement, with CStone Pharmaceuticals, or CStone, for the development and commercialization of TIBSOVO®, either as monotherapy or in combination with other therapies, in mainland China, Hong Kong, Macau and Taiwan, or the CStone Territory. Pursuant to the CStone Agreement, CStone will be responsible for the development and commercialization of TIBSOVO® in the CStone Territory. Our ability to generate royalty and milestone revenue under the CStone Agreement is dependent on CStone’s performance of its obligations under the agreement. We cannot control the amount and timing of resources that CStone will dedicate to these efforts.
We are subject to a number of other risks associated with our dependence on the CStone Agreement with respect to TIBSOVO® in the CStone Territory, including:
• CStone may fail to comply with applicable regulatory guidelines with respect to developing, manufacturing or commercializing TIBSOVO®, which could adversely impact future development or potential sales of TIBSOVO® in the CStone Territory or elsewhere;
• We and CStone could disagree as to future development plans and CStone may delay, fail to commence or stop future clinical trials or other development;
• There may be disputes between CStone and us, including disagreements regarding the CStone Agreement, that may result in the delay of or failure to achieve developmental, regulatory and sales objectives that would result in milestone or royalty payments, the delay or termination of any future development or commercialization of TIBSOVO® in the CStone Territory, and/or costly litigation or arbitration that diverts our management’s attention and resources;
• CStone may fail to provide us with timely and accurate information regarding development, sales and marketing activities or supply forecasts, which could adversely impact our ability to comply with our obligations to CStone, as well as our ability to generate accurate financial forecasts; and
• Business combinations or significant changes in CStone’s business strategy may adversely affect CStone’s ability or resources available to perform its obligations under the CStone Agreement.
The CStone Agreement is also subject to early termination, including through CStone’s right under certain circumstances to terminate upon advance notice to us. If the agreement is terminated early, we may not be able to find another collaborator for the further development and commercialization of TIBSOVO® in the CStone Territory on acceptable terms, or at all, and we may be unable to pursue continued development and commercialization of TIBSOVO® in the CStone Territory on our own.

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
We have invested a significant portion of our efforts and financial resources in the identification of our products and most advanced clinical product candidates, which are IDHIFA®, TIBSOVO® and AG-881 for the treatment of hematological and solid tumors, mitapivat (AG-348) for the treatment of pyruvate kinase, or PK, deficiency, and AG-270 for the treatment of methylthioadenosine phosphorylase, or MTAP, deleted cancers. We have initiated clinical trials for all of these product candidates. The FDA approved IDHIFA® and TIBSOVO for the treatment of adult patients with R/R AML with an IDH2 or IDH1 mutation, respectively. In June 2018, Celgene submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for IDHIFA® for IDH2 mutant-positive R/R AML, and we plan to submit an MAA to the EMA for TIBSOVO® for IDH1 mutant-positive R/R AML in the fourth quarter of 2018. We have not commenced clinical trials for any of our other product candidates. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of our product candidates.
The success of TIBSOVO® and our other product candidates will depend on many factors, including the following:
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
If clinical trials of products or product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
We, and any collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. We have not previously submitted similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. The FDA has approved IDHIFA® and TIBSOVO® for the treatment of adult patients with R/R AML and an IDH2 or IDH1 mutation, respectively. In June 2018 Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML, and we plan to submit an MAA to the EMA for TIBSOVO® for IDH1 mutant-positive R/R AML in the fourth quarter of 2018. However, we can provide no assurance that we will successfully submit such MAA, or any NDA for any of our other product candidates, or that any MAA or NDA submitted by us or Celgene will receive regulatory approval on the timeframe we expect, or at all.
Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of product development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. For instance, in December 2016, we withdrew our IND for AG-519, our second PKR activator, following verbal notification of a clinical hold from the FDA relating to a previously disclosed case of drug- induced cholestatic hepatitis which occurred in our phase 1 clinical trial of AG-519 in healthy volunteers. Although these decisions and this hepatic adverse event finding do not affect our ongoing clinical trials for mitapivat (AG-348), our first PKR activator, we cannot provide any assurances that there will not be similar or other treatment- related severe adverse events in our other clinical trials of mitapivat (AG-348), that our other trials will not be placed on clinical hold in the future, or that patient recruitment for our other trials will not be adversely impacted.
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
Utilizing our precision medicine approach, we focus our development activities on genetically or biomarker defined patients most likely to respond to our therapies. As a result, the potential patient populations for our clinical trials are narrowed, and we may experience difficulties in identifying and enrolling a sufficient number of patients in our clinical trials. In particular, the successful completion of our clinical development program for mitapivat (AG-348) for the treatment of PK deficiency is dependent upon our ability to enroll a sufficient number of patients with PK deficiency. PK deficiency is a rare disease with a small patient population. Further, there are only a limited number of specialist physicians that regularly treat patients with PK deficiency and major clinical centers that support PK deficiency are concentrated in a few geographic regions. The small population of patients, the nature of the disease and limited trial sites may make it difficult for us to enroll enough patients to complete our clinical trials for mitapivat (AG-348) for PK deficiency in a timely and cost-effective manner.
In addition, other companies are conducting clinical trials, or may in the future conduct clinical trials, which may have similar eligibility criteria as our current or future clinical trials. For example, Daiichi Sankyo Company, Ltd., with DS-1001b, Bayer AG, or Bayer, with BAY1436032, and Forma Therapeutics Holdings, LLC, with FT-2102, are conducting clinical trials in patients with IDH1 mutant positive-cancers, and Rocket Pharma LTD is in the preclinical stages of development for a gene therapy targeting PK deficiency. As these companies and others initiate and conduct clinical trials, they may compete for eligible patients with our clinical trials of TIBSOVO®, AG-881 or mitapivat (AG-348). Competition for these patients may make it particularly difficult for us to enroll enough patients to complete our clinical trials for TIBSOVO®, AG-881 or mitapivat (AG-348) in a timely and cost-effective manner.
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
With the exception of IDHIFA® and TIBSOVO®, all of our most advanced product candidates are still in clinical stage development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, any future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If adverse effects were to arise in patients being treated with any of our product candidates, it could require us to halt, delay or interrupt clinical trials of such product candidate or adversely affect our ability to obtain requisite approvals to advance the development and commercialization of such product candidate. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any future collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in earlier stage testing for treating cancer, RGDs or other diseases have later been found to cause side effects that prevented further development of the compound. For instance, in December 2016, we withdrew our IND for AG-519, our second PKR activator, following verbal notification of a clinical hold from the FDA relating to a previously disclosed case of drug-induced cholestatic hepatitis which occurred in our phase 1 clinical trial of AG-519 in healthy volunteers. Although these decisions and this hepatic adverse event finding do not affect our ongoing clinical trials for mitapivat (AG-348), we cannot provide any assurances that there will not be similar or other treatment-related severe adverse events in our other clinical trials for mitapivat (AG-348), that our other trials will not be placed on clinical hold in the future, or that patient recruitment for our other trials will not be adversely impacted.
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
Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing diagnostics, we rely and expect to continue to rely in part or in whole on third parties for their design and manufacture. We also depend on Celgene and Abbott Laboratories for the development of the FDA approved companion diagnostics for IDHIFA® and TIBSOVO®, respectively, and may in the future depend on Celgene or other third parties for the development of other companion diagnostics for our cancer therapeutic product candidates. If any parties, including without limitation Celgene or us, or any third parties engaged by Celgene or us are unable to successfully develop companion diagnostics for our therapeutic product candidates, or experience delays in doing so:
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
It is possible that the FDA or EMA may refuse to accept for substantive review any NDA or MAA that we and/or Celgene submit for our product candidates, including the MAA that Celgene submitted for IDHIFA® and the MAA that we plan to submit for TIBSOVO® in the fourth quarter of 2018, or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates. If the FDA or EMA does not accept or approve our NDAs or MAAs for any of our product candidates, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA- or EMA-required trials or studies, approval of any NDA or MAA that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA or EMA to approve our NDAs or MAAs, as applicable. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us or Celgene from commercializing TIBSOVO® or IDHIFA® in the E.U., or any future product candidate for which we may seek marketing approval, generating revenue and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for our product candidates, which could significantly harm our business.
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
• regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication, including, for example, the black box warning for differentiation syndrome on the labels for IDHIFA® and TIBSOVO®;
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
IDHIFA®, TIBSOVO®, or any of our product candidates that receive marketing approval in the future, may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
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
We have little experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved medicine for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to other third parties. Although we have established sales and marketing capabilities to support our co-promotion efforts for IDHIFA® and the commercial launch of TIBSOVO®, we may need to further build our sales and marketing infrastructure to sell , or participate in sales activities with our collaborators for, our other product candidates if and when they are approved.
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
There are also a number of product candidates in preclinical or clinical development by third parties to treat cancer and RGDs by targeting cellular metabolism. These companies include large pharmaceutical companies, including AstraZeneca plc, Bayer, Eli Lilly and Company, Roche and its subsidiary Genentech, Inc., GlaxoSmithKline plc, Merck & Co., or Merck, Pfizer, Inc., and Genzyme, a Sanofi company. There are also biotechnology companies of various sizes that are developing therapies to target cellular metabolism, including BioMarin Pharmaceutical Inc., Calithera Biosciences, Inc., or Calithera, Cornerstone Pharmaceuticals, Inc., Daiichi Sankyo Company, Ltd. with its IDH1 mutant inhibitor DS-1001b, and Forma Therapeutics Holdings LLC with its IDH1 mutant inhibitor FT-2102. In addition, there are several companies developing immunotherapies, including metabolic immunotherapies, targeting cancer, including Arcus Biosciences, AstraZeneca PLC, Merck, Bristol-Myers Squibb Company, Calithera, Incyte Corporation, NewLink Genetics Corporation, Novartis, and Rheos Medicines . Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
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
With FDA approval of an NDA, the product covered by the application is specified as a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. Manufacturers may seek approval of generic versions of reference-listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug and that the generic version is bioequivalent to the reference-listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any reference- listed drug may be typically lost to the generic product.
The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non- patent exclusivity for a new drug containing a new chemical entity. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference-listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference-listed drug. The FDCA also provides a period of three years of new clinical investigation, data exclusivity in connection with the approval of a supplemental indication for the product for which a clinical trial is essential for approval.
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
• Celgene does not successfully obtain third party reimbursement and generate commercial demand that results in sales of IDHIFA®;
• Celgene fails to provide us with timely and accurate information regarding development, sales and marketing activities;
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
We are party to several collaboration agreements, including the 2010 Agreement, the AG-881 Agreements and the 2016 Agreement with Celgene, and the CStone Agreement. These collaborations involve complex allocations of rights, provide for milestone payments to us based on the achievement of specified clinical development, regulatory and commercial milestones, provide us with royalty-based revenue if certain product candidates are successfully commercialized and provide for cost reimbursements of certain development activities. We cannot predict the success of these collaborations.
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
Collaborations involving our product candidates, including our collaborations with Celgene and CStone, pose the following risks to us:
• Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations. Under the 2010 Agreement, the AG-881 Agreements, programs under a co-development and co-commercialization agreement pursuant to the 2016 Agreement and the CStone Agreement, development and commercialization plans and strategies for licensed programs, such as IDHIFA® or, in the CStone Territory, TIBSOVO®, will be conducted in accordance with a plan and budget approved by a joint committee comprised of equal numbers of representatives from each of us and Celgene or CStone, as to which Celgene or CStone, as applicable, may have final decision-making authority. For example, Celgene has elected not to participate in our planned perioperative study of TIBSOVO® and AG-881 in patients with low grade glioma and, pursuant to the AG-881 Agreements, we will fund the trial ourselves.
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
• Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. For example, Celgene can terminate its agreements with us, in their entirety or with respect to IDHIFA® under the 2010 Agreement or any program under the 2016 Agreement, upon 90 days’ notice and can terminate each entire agreement with us in connection with a material breach of the agreement by us that remains uncured for a period ranging from 60 to 90 days. CStone has the right, under certain circumstances, to terminate the CStone Agreement upon advance notice to us, and may, subject to specified cure periods, terminate the CStone Agreement in the event of our uncured material breach or under specified circumstances relating to our insolvency.
• Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all.

• If a present or future collaborators of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated
We may seek to establish additional collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.
Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates
We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate.
We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators. For example, during the discovery phase of the 2016 Agreement, we may not directly or indirectly develop, manufacture or commercialize, except pursuant to the agreement, any medicine or product candidate with specified activity against certain metabolic targets except in connection with certain third-party collaborations or with respect to certain targets the rights to which have reverted back to us pursuant to the terms of the 2016 Agreement. Following the discovery phase until termination or expiration of the 2010 Agreement, either in its entirety or with respect to the relevant program, we may not directly or indirectly develop, manufacture or commercialize, outside of the collaboration, any medicine or product candidate with specified activity against any collaboration target that is within a licensed program or against any former collaboration target against which Celgene is conducting an independent program under the agreement. Following the discovery phase of the 2016 Agreement until termination or expiration of the applicable co-development and co-commercialization agreement or license agreement under the 2016 Agreement, we may not directly or indirectly develop, manufacture or commercialize, outside of the collaboration, any medicine or product candidate with specified activity against the collaboration target that is the subject of such co-development and co-commercialization agreement or license agreement, except in connection with certain third- party collaborations or with respect to certain targets the rights to which have reverted back to us pursuant to the terms of the 2016 Agreement. During the term of the CStone Agreement, we are prohibited from developing or commercializing, in the CStone Territory and in specified indications, other compounds or products that inhibit IDH1 mutations at specified levels of binding.
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
Although we have long-term supply agreements in place for commercial supply of TIBSOVO® with third-party manufacturers, we may be unable to establish any further long-term supply agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
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
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our technology or medicines or that effectively prevent others from commercializing competitive technologies and medicines. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore we cannot be certain that we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions

Assuming the other requirements for patentability are met, prior to March 2013, in the United States, the first to make the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. Beginning in March 2013, the United States transitioned to a first inventor to file system in which, assuming the other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent. We may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or PTO, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize medicines without infringing third-party patent rights.
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
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and comparable regulatory authorities in other countries. With the exception of IDHIFA® and TIBSOVO®, we and our collaborators have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. Celgene has submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML, and we plan to submit an MAA to the EMA for TIBSOVO® for IDH1 mutant-positive R/R AML in the fourth quarter of 2018. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process.
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
In order to market and sell our medicines in the E.U. and many other jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. In particular, although Celgene has submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML, and we plan to submit an MAA to the EMA for TIBSOVO® for IDH1 mutant-positive R/R AML in the fourth quarter of 2018, Celgene or we may not be successful in obtaining EMA approval of IDHIFA® or TIBSOVO® , respectively, on a timely basis, or ever. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our medicines in any market.
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
In the United States, IDHIFA® and TIBSOVO® received fast track designation for treatment of patients with AML that harbor an IDH2 and IDH1 mutation, respectively. If a drug is intended for the treatment of a serious or life-threatening disease or condition and the drug demonstrates the potential to address unmet medical needs for this disease or condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for such designation, the FDA may decide not to grant it. Even if our product candidates receive fast track designation, we may not experience a faster development process, review or approval, if at all, compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.
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
The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our medicines for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.
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
• variations in our financial results, including fluctuations in levels of sales of TIBSOVO® or royalties on sales of IDHIFA®, or results of companies that are perceived to be similar to us;
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
As of June 30, 2018, our executive officers, directors and a small group of stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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

Item 6.  Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation	8-K	001-36014	July 30, 2013	3.1
3.2	Amended and Restated By-Laws	8-K	001-36014	July 30, 2013	3.2
10.1	First Amendment of Lease, dated April 11, 2018, by and between UP 64 Sidney Street, LLC and Agios Pharmaceuticals. Inc.	8-K	001-36014	April 13, 2018	—
10.2†	License Agreement, dated June 25, 2018, by and between Agios Pharmaceuticals, Inc. and CStone Pharmaceuticals					X
31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are not embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGIOS PHARMACEUTICALS, INC.

August 2, 2018	By:	/s/ David P. Schenkein
David P. Schenkein President and Chief Executive Officer (principal executive officer)

August 2, 2018	By:	/s/ Andrew Hirsch
Andrew Hirsch Chief Financial Officer (principal financial officer)