Form 10-Q
period 2018-09-30
AGIOS PHARMACEUTICALS INC
filed 2018-11-01
CIK 1439222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 29, 2018: 58,178,676

AGIOS PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$156,478	$102,724
Marketable securities	513,414	321,212
Accounts receivable, net	2,631	—
Collaboration receivable – related party	3,395	2,448
Collaboration receivable – other	440	—
Royalty receivable – related party	1,863	1,222
Inventory	863	—
Prepaid expenses and other current assets	16,458	17,655
Total current assets	695,542	445,261
Marketable securities	208,508	143,814
Property and equipment, net	24,613	24,431
Other non-current assets	416	891
Total assets	$929,079	$614,397
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,616	$22,767
Accrued expenses	25,303	34,031
Deferred revenue – related party	42,141	37,842
Deferred rent	686	301
Total current liabilities	84,746	94,941
Deferred revenue, net of current portion – related party	66,294	125,798
Deferred rent, net of current portion	17,826	18,155
Total liabilities	168,866	238,894
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 58,167,932 and 48,826,153 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	58	49
Additional paid-in capital	1,775,113	1,174,904
Accumulated other comprehensive loss	(2,119)	(1,389)
Accumulated deficit	(1,012,839)	(798,061)
Total stockholders’ equity	760,213	375,503
Total liabilities and stockholders’ equity	$929,079	$614,397
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Product revenue, net	$4,465	$—	$4,465	$—
Collaboration revenue – related party	8,732	10,643	42,478	32,497
Collaboration revenue – other	—	—	12,440	—
Royalty revenue – related party	2,001	715	4,991	715
Total revenue	15,198	11,358	64,374	33,212
Cost and expenses:
Cost of sales	695	—	695	—
Research and development (net of $1,078 and $6,343 of cost reimbursement from related party for the three and nine months ended September 30, 2017)	82,561	72,917	247,515	215,465
Sales, general and administrative	31,104	17,458	82,287	48,411
Total cost and expenses	114,360	90,375	330,497	263,876
Loss from operations	(99,162)	(79,017)	(266,123)	(230,664)
Interest income	4,498	1,880	11,889	4,279
Net loss	$(94,664)	$(77,137)	$(254,234)	$(226,385)
Net loss per share – basic and diluted	$(1.63)	$(1.59)	$(4.45)	$(4.94)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	58,033,386	48,459,424	57,158,492	45,851,203

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(94,664)	$(77,137)	$(254,234)	$(226,385)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	279	135	(730)	(202)
Comprehensive loss	$(94,385)	$(77,002)	$(254,964)	$(226,587)

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(254,234)	$(226,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,261	4,778
Stock-based compensation expense	55,170	35,128
Net amortization of premium and discounts on investments	(2,540)	25
(Gain) loss on disposal of property and equipment	(20)	40
Changes in operating assets and liabilities:
Accounts receivable, net	(2,631)	—
Collaboration receivable – related party	(947)	1,397
Collaboration receivable – other	(440)	—
Royalty receivable – related party	(641)	(715)
Inventory	(863)	—
Prepaid expenses and other current and non-current assets	1,711	(1,886)
Accounts payable	(5,830)	742
Accrued expenses	(8,537)	(1,242)
Deferred revenue – related party	(15,749)	(20,141)
Deferred rent	56	(2,519)
Net cash used in operating activities	(230,234)	(210,778)
Investing activities
Purchases of marketable securities	(755,368)	(604,525)
Proceeds from maturities and sales of marketable securities	500,281	508,116
Purchases of property and equipment	(5,933)	(3,347)
Net cash used in investing activities	(261,020)	(99,756)
Financing activities
Payment of public offering costs, net of reimbursements	(391)	(89)
Proceeds from public offering of common stock, net of commissions	516,206	270,250
Net proceeds from stock option exercises and employee stock purchase plan	29,193	12,360
Net cash provided by financing activities	545,008	282,521
Net change in cash and cash equivalents	53,754	(28,013)
Cash and cash equivalents at beginning of the period	102,724	160,754
Cash and cash equivalents at end of the period	$156,478	$132,741
Supplemental disclosure of non-cash investing and financing transactions
Additions to property and equipment in accounts payable and accrued expenses	$501	$226
Proceeds from stock option exercises in other current assets	$39	$95
Public offering costs in other current assets, net of amounts in accounts payable and accrued expenses	$—	$318
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
Basis of presentation
The condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of September 30, 2018, our results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and nine-month period are also unaudited. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other future annual or interim period. The year-end condensed consolidated balance sheet data was derived from our audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP. Accordingly, the condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the Securities and Exchange Commission, or the SEC, on February 14, 2018.
Our condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries, Agios Securities Corporation, Agios International Sarl, and Agios Limited. All intercompany transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in conformity with U.S. GAAP.
Liquidity
In January 2018, we completed a public offering of 8,152,986 shares of common stock at an offering price of $67.00 per share. We received net proceeds from this offering of $516.2 million, after deducting underwriting discounts and commissions paid by us.
As of September 30, 2018, we had cash, cash equivalents and marketable securities of $878.4 million. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities will be sufficient to fund current operations for at least the next twelve months from the issuance date of these financial statements.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Significant accounting policies
Accounts receivable, net
Our trade accounts receivable arise from product sales and represent amounts due from specialty distributors and specialty pharmacy providers in the U.S. We monitor the financial performance and creditworthiness of our customers so that we can properly assess and respond to changes in their credit profile. We reserve against these receivables for estimated losses that may arise from a customer’s inability to pay. Amounts determined to be uncollectible are charged or written-off against the reserve.
Concentrations of credit risk
Financial instruments which potentially subject us to credit risk consist primarily of cash, cash equivalents, and marketable securities. We hold these investments in highly rated financial institutions, and, by policy, limit the amounts of credit exposure to any one financial institution. These amounts at times may exceed federally insured limits. We have not experienced any credit losses in such accounts and do not believe we are exposed to any significant credit risk on these funds. We have no off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements.
We are also subject to credit risk on our receivables, including trade receivables from our customers and collaboration and royalty receivables from Celgene Corporation, or Celgene, and CStone Pharmaceuticals, or CStone. Concentrations of credit risk with respect to receivables, which are typically unsecured, are somewhat mitigated due to the number of customers using our products. Our trade receivables arise from product sales in the U.S. and have standard payment terms that generally require payment within 30 to 60 days. We have evaluated the creditworthiness of our customers, including Celgene, and determined them to be creditworthy. To date we have not experienced any losses with respect to our receivables.
Inventory
Inventory is stated at the lower of cost or estimated net realizable value on a first-in, first-out basis. Prior to the regulatory approval of our product candidates, we incur expenses for the manufacture of drug product that could potentially be available to support the commercial launch of those products. Until the date at which regulatory approval has been received or is otherwise considered probable, we record all such costs as research and development expenses. Our wholly owned product, TIBSOVO® (ivosidenib), received approval from the U.S. Food and Drug Administration, or FDA, on July 20, 2018 for the treatment of adult patients with relapsed or refractory acute myeloid leukemia, or R/R AML, with susceptible isocitrate dehydrogenase 1, or IDH1, mutation as detected by an FDA-approved test, and we began to capitalize inventories of TIBSOVO® beginning on July 20, 2018.
We perform an assessment of the recoverability of capitalized inventory during each reporting period and write down any excess and obsolete inventory to its estimated net realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of cost of sales in the condensed consolidated statements of operations. The determination of whether inventory costs will be realizable requires the use of estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required.
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
In adopting ASC 606, we applied the practical expedient that permits aggregating the effect of all contract modifications that occurred prior to January 1, 2018. No other practical expedients were used.
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

The following tables summarize the effects of adopting ASC 606 on our unaudited condensed consolidated financial statements (in thousands, except per share data):
Condensed Consolidated Balance Sheets

	September 30, 2018
	Under Topic 606	Under Topic 605	Effect of Change
Accounts receivable, net	$2,631	$2,631	$—
Collaboration receivable – related party	3,395	3,395	—
Collaboration receivable – other	440	—	440
Total current assets	695,542	695,102	440
Total assets	929,079	928,639	440

Deferred revenue – related party	42,141	33,648	8,493
Total current liabilities	84,746	76,253	8,493
Deferred revenue, net of current portion – related party	66,294	107,714	(41,420)
Total liabilities	168,866	201,793	(32,927)
Accumulated deficit	(1,012,839)	(1,046,206)	33,367
Total stockholders’ equity	760,213	726,846	33,367
Total liabilities and stockholders’ equity	929,079	928,639	440
Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Under Topic 606	Under Topic 605	Effect of Change	Under Topic 606	Under Topic 605	Effect of Change
Product revenue, net	$4,465	$4,465	$—	$4,465	$4,465	$—
Collaboration revenue – related party	8,732	10,137	(1,405)	42,478	46,096	(3,618)
Collaboration revenue – other	—	—	—	12,440	12,000	440
Research and development expense	82,561	81,714	847	247,515	244,604	2,911
Total cost and expenses	114,360	113,513	847	330,497	327,586	2,911
Loss from operations	(99,162)	(96,910)	(2,252)	(266,123)	(260,034)	(6,089)
Net loss	(94,664)	(92,412)	(2,252)	(254,234)	(248,145)	(6,089)
Net loss per share – basic and diluted	(1.63)	(1.59)	(0.04)	(4.45)	(4.34)	(0.11)
Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Under Topic 606	Under Topic 605	Effect of Change	Under Topic 606	Under Topic 605	Effect of Change
Net loss	$(94,664)	$(92,412)	$(2,252)	$(254,234)	$(248,145)	$(6,089)
Comprehensive loss	(94,385)	(92,133)	(2,252)	(254,964)	(248,875)	(6,089)
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2018
	Under Topic 606	Under Topic 605	Effect of Change
Net loss	$(254,234)	$(248,145)	$(6,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable, net	(2,631)	(2,631)	—
Collaboration receivable – related party	(947)	(947)	—
Collaboration receivable – other	(440)	—	(440)
Deferred revenue – related party	(15,749)	(22,278)	6,529

Cost of Sales
Cost of sales consists primarily of manufacturing costs of TIBSOVO®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of TIBSOVO® recorded during the three and nine months ended September 30, 2018 were expensed prior to July 20, 2018 and, therefore, are not included in costs of sales during the current period.

Recent accounting pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which was codified as ASC 842, Leases, and amended through subsequent ASUs.
We are in the process of reviewing our existing lease contracts and continue to evaluate the accounting implications of ASC 842. We will adopt the guidance effective January 1, 2019 using the modified retrospective transition approach and we expect to elect the package of practical expedients, both provided for under ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. The package of practical expedients allows us not to reassess whether contracts are or contain leases, lease classification, and whether initial direct costs qualify for capitalization.
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
The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of September 30, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$129,123	$24,001	$—	$153,124
Marketable securities:
Certificates of deposit	—	954	—	954
U.S. Treasuries	—	266,119	—	266,119
Government securities	—	114,407	—	114,407
Corporate debt securities	—	340,442	—	340,442
Total cash equivalents and marketable securities	$129,123	$745,923	$—	$875,046
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently, at the end of each reporting period, valued utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2018.
There have been no changes to the valuation methods during the nine months ended September 30, 2018. We evaluate transfers between levels at the end of each reporting period. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2018. We have no financial assets or liabilities that were classified as Level 3 at any point during the nine months ended September 30, 2018.
4. Marketable Securities
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity and a component of total comprehensive loss in the condensed consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains or losses on marketable securities for the three and nine months ended September 30, 2018 and 2017 and, as a result, there were no reclassifications of any amounts out of accumulated other comprehensive loss for those periods.
Marketable securities at September 30, 2018 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$960	$—	$(6)	$954
U.S Treasuries	244,818	—	(302)	244,516
Government securities	61,522	—	(163)	61,359
Corporate debt securities	206,948	—	(363)	206,585
Non-current:
Certificates of deposit	—	—	—	—
U.S Treasuries	21,860	—	(257)	21,603
Government securities	53,301	—	(253)	53,048
Corporate debt securities	134,632	—	(775)	133,857
Total marketable securities	$724,041	$—	$(2,119)	$721,922
Marketable securities at December 31, 2017 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$8,081	$—	$(11)	$8,070
U.S. Treasuries	113,852	—	(119)	113,733
Government securities	44,421	—	(57)	44,364
Corporate debt securities	155,222	—	(177)	155,045
Non-current:
Certificates of deposit	960	—	(8)	952
U.S. Treasuries	36,165	—	(311)	35,854
Government securities	23,992	—	(182)	23,810
Corporate debt securities	83,722	—	(524)	83,198
Total marketable securities	$466,415	$—	$(1,389)	$465,026
At September 30, 2018 and December 31, 2017, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of one year to two years, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and therefore classified as available-for-sale.
At September 30, 2018 and December 31, 2017, we held 236 and 240 debt securities that were in an unrealized loss position for less than one year, respectively. The aggregate fair value of debt securities in an unrealized loss position at September 30, 2018 and December 31, 2017 was $659.8 million and $439.4 million, respectively. There were no individual securities that were in a significant unrealized loss position as of September 30, 2018 and December 31, 2017. Given our intent and ability to hold such securities until recovery, and the lack of material of change in the credit risk of these investments, we do not consider these marketable securities to be other-than-temporarily impaired as of September 30, 2018 and December 31, 2017.

5. Inventory
Inventory consists of the following (in thousands):

September 30, 2018
Raw materials	$—
Work-in-process	788
Finished goods	75
Total Inventory	$863
Inventory is related to our approved product, TIBSOVO®. There were no write downs for excess and obsolete inventory during the three months ended September 30, 2018.
6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued compensation	$11,748	$15,693
Accrued research and development costs	10,535	14,849
Accrued professional fees	2,509	3,140
Accrued other	511	349
Total accrued expenses	$25,303	$34,031

7. Product Revenue
Our wholly owned product, TIBSOVO®, received approval from the FDA on July 20, 2018 for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation. Upon FDA approval of TIBSOVO® in the U.S. we began generating product revenue from sales of TIBSOVO®. We sell TIBSOVO® to a limited number of specialty distributors and specialty pharmacy providers in the U.S., or collectively, the Customers. The Customers subsequently resell TIBSOVO® to pharmacies or dispense directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of TIBSOVO®.
The performance obligation related to the sale of TIBSOVO® is satisfied and revenue is recognized when the Customer obtains control of the product, which occurs at a point in time, typically upon delivery to the Customer.
Reserves for Variable Consideration
Revenues from product sales are recorded at the net sales price, or transaction price, which includes estimates of variable consideration for which reserves are established and result from contractual adjustments, government rebates, returns and other allowances that are offered within the contracts with our Customers, healthcare providers, payors and other indirect customers relating to the sale of our products.
Contractual Adjustments
We generally provide Customers with discounts, including prompt pay discounts, and allowances that are explicitly stated in the contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, we receive sales order management, data and distribution services from certain Customers.
Chargebacks for fees and discounts represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchase the product from us. Customers charge us for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are estimated using the expected value method, based upon a range of possible outcomes that are probability-weighted for the estimated channel mix and are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue.

Government Rebates
Government rebates consist of Medicare, TriCare, and Medicaid rebates, which we estimate using the expected value method, based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue. For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program.
Returns
We estimate the amount of product sales that may be returned by Customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized. We currently estimate product return liabilities using the expected value method, based on available industry data, including our visibility into the inventory remaining in the distribution channel.
To date, our source of product revenue has been U.S. sales of TIBSOVO®. Total net product revenue was $4.5 million for the three and nine months ended September 30, 2018, respectively. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2018 (in thousands):

	Contractual Adjustments	Government Rebates	Returns	Total
Balance at December 31, 2017	$—	$—	$—	$—
Current provisions relating to sales in the current year	360	135	106	601
Payments/returns relating to sales in the current year	(180)	—	—	(180)
Balance at September 30, 2018	$180	$135	$106	$421
Total revenue-related reserves above, included in our condensed consolidated balance sheets, are summarized as follows (in thousands):

September 30, 2018
Reduction of accounts receivable	$98
Component of accrued expenses	323
Total revenue-related reserves	$421
The following table presents changes in our contract assets and liabilities during the nine months ended September 30, 2018 (in thousands):

	December 31, 2017	Additions	Deductions	September 30, 2018
Contract assets (1)
Accounts receivable, net	$—	$5,328	$(2,697)	$2,631
(1) Additions to contract assets relate to amounts billed to Customers for product sales during the reporting period. Deductions to contract assets relate to collection of receivables during the reporting period.
8. Collaboration and License Agreements
Celgene Corporation
To date, our revenue has primarily been generated from our collaboration agreements with Celgene, or collectively, the Collaboration Agreements. Celgene is a related party through ownership of our common stock. In April 2010, we entered into a discovery and development collaboration and license agreement focused on cancer metabolism, or the 2010 Agreement. The 2010 Agreement was amended in October 2011 and July 2014. In April 2015, we entered into a joint worldwide development and profit share collaboration and license agreement with Celgene, and our wholly owned subsidiary, Agios International Sarl, entered into a collaboration and license agreement with Celgene International II Sarl, or collectively, the AG-881 Agreements, to establish a worldwide collaboration focused on the development and commercialization of AG-881 products. The AG-881 Agreements were terminated effective September 4, 2018. In May 2016, we entered into a master research and collaboration agreement with Celgene, or the 2016 Agreement.

2016 Agreement
In May 2016, we entered into the 2016 Agreement focused on metabolic immuno-oncology, or MIO, a developing field which aims to modulate the activity of relevant immune cells by targeting critical metabolic nodes, thereby enhancing the immune mediated anti-tumor response. In addition to new programs identified under the 2016 Agreement, both parties also agreed that all future development and commercialization of two remaining cancer metabolism programs discovered under the 2010 Agreement, including AG-270, an inhibitor of methionine adenosyltransferase 2a, will now be governed by the 2016 Agreement.
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
Ivosidenib Letter Agreement
In May 2016, we entered into a letter agreement with Celgene regarding ivosidenib, or the Ivosidenib Letter Agreement. Under the Ivosidenib Letter Agreement, the parties agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which ivosidenib is the lead development candidate. Under the 2010 Agreement, Celgene had held development and commercialization rights to the IDH1 program outside of the United States, and we held such rights inside the United States. As a result of the termination, we obtained global rights to ivosidenib and the IDH1 program. Neither party will have any further financial obligation, including royalties or milestone payments, to the other concerning ivosidenib or the IDH1 program. Under the terms of the termination, the parties also agreed to conduct specified transitional activities in connection with the termination. In addition, pursuant to the Ivosidenib Letter Agreement, the parties are released from their exclusivity obligations under the 2010 Agreement with respect to the IDH1 program. The termination did not affect the AG-881 Agreements, which were directed to both the IDH1 target and the isocitrate dehydrogenase 2, or IDH2, target, and were subsequently terminated in September 2018 as discussed below.
Termination of AG-881 Agreements
In September 2018, we and Celgene agreed to terminate the AG-881 Agreements effective as of September 4, 2018. From and after September 4, 2018, we obtained sole global rights to AG-881. Neither we nor Celgene will have any further financial obligation under the AG-881 Agreements, including milestones, royalties or other payments, except that (a) Celgene shall be eligible to receive royalties from us at a low single-digit percentage rate on worldwide net sales of products containing AG-881 and (b) we and Celgene shall split certain agreed-upon worldwide development costs for AG-881 until December 31, 2018. In addition, for a specified period and subject to specified exceptions, Celgene and its affiliates shall be prohibited from developing, manufacturing or commercializing any product that inhibits IDH1 at specified levels of binding for any indication and we shall be prohibited from developing, manufacturing or commercializing AG-881 in hematologic indications.
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
Upon agreement to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which ivosidenib is the lead development candidate, the sole program remaining under the 2010 Agreement is IDHIFA® (enasidenib), a co-commercialized licensed program for which Celgene leads and funds global development and commercialization activities. We have exercised our right to participate in a portion of commercialization activities in the United States for IDHIFA® in accordance with the applicable commercialization plan. On August 1, 2017, the FDA granted Celgene approval of IDHIFA® for the treatment of adult patients with R/R AML with an IDH2 mutation as detected by an FDA-approved test.
Under the remaining terms of the 2010 Agreement, we are eligible to receive up to $80.0 million in potential milestone payments for the enasidenib program. The potential milestone payments are comprised of: (i) up to $55.0 million in milestone payments upon achievement of specified ex-U.S. regulatory milestone events, and (ii) a $25.0 million milestone payment upon achievement of a specified ex-U.S. commercial milestone event.
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

Accounting under ASC 606
In adopting ASC 606, we applied the practical expedient that permits aggregating the effect of all contract modifications that occurred prior to January 1, 2018. No other practical expedients were used. Similar to the accounting under ASC 605-25, the 2016 Agreement was determined to be a modification of the 2010 Agreement and the AG-881 Agreements. In determining the appropriate amount of revenue to be recognized under ASC 606, we performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measured the transaction price, including the constraint on variable consideration; (iv) allocated the transaction price to the performance obligations; and (v) recognized revenue when (or as) we satisfied each performance obligation.
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
The satisfied and unsatisfied performance obligations at the time of the ASC 606 adoption, each of which are considered by us to be distinct within the context of the contract, their SSP, the method of recognizing the allocated consideration, and the period through which they are expected to be recognized are as follows:

Performance Obligations	SSP	No. of Performance Obligation(s)	Recognition Method
Fully satisfied at time of adoption
Licenses (1)	$86.7 million	4	Fully satisfied; recognized upon adoption of ASC 606
Research and development services (2)	$350.7 million	10	Fully satisfied; recognized upon adoption of ASC 606
Partially satisfied at time of adoption
Research and development services (2)	$266.6 million	6	Proportionally as services are delivered over the performance period, expected to be through September 2022 (3)
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
(2) The SSP was developed using our management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider and using internal full time equivalent costs to support the development services.
(3) We determined that recognizing revenue on a proportional basis using the ratio of effort incurred to date compared to the total estimated effort required to complete the performance obligation best depicts the satisfaction of our obligations under the Collaboration Agreements.
During the three and nine months ended September 30, 2018, we recognized the following as collaboration revenue (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
Performance Obligation	Under Topic 606	Under Topic 605	Effect of Change	Under Topic 606	Under Topic 605	Effect of Change
Collaboration revenue - related party
Licenses	$—	$—	$—	$15,000	$15,000	$—
Research and development services	7,504	8,864	(1,360)	23,698	27,184	(3,486)
Committee participation	—	45	(45)	—	132	(132)
Reduction of research and development expenses
Development services	—	847	(847)	—	2,911	(2,911)

During the three and nine months ended September 30, 2018 and 2017, we recognized as collaboration revenue the following non-contingent consideration allocated to each performance obligation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Licenses	$—	$—	$15,000	$—
On-going research and development services	7,504	9,708	23,698	30,374
Committee participation	—	41	—	124
Consideration for development and commercialization services performed by us, that were not considered performance obligations as of the modification dates, are recognized as collaboration revenue or a reduction of research and development expenses in the period in which they are earned. There was no impact from the adoption of ASC 606 on these obligations. For the three and nine months ended September 30, 2018 and 2017, we recognized the following collaboration revenue and reduction of research and development expenses related to such expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Collaboration revenue - related party
Development activities	$312	$—	$902	$—
Commercialization activities	916	894	2,878	1,999
Reduction of research and development expenses
Research and development activities	—	—	—	14
For the three and nine months ended September 30, 2018 and 2017, we recognized the following totals of collaboration revenue and reduction of research and development expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Collaboration revenue - related party	$8,732	$10,643	$42,478	$32,497
Reduction of research and development expenses	—	1,078	—	6,343
The following table presents changes in our contract assets and liabilities during the nine months ended September 30, 2018 (in thousands):

	December 31, 2017	Additions	Deductions	September 30, 2018
Contract assets (1)
Collaboration receivable – related party	$2,448	$26,233	$(25,286)	$3,395
Royalty receivable – related party	1,222	4,853	(4,212)	1,863
Contract liabilities (2)
Deferred revenue – related party, current and net of current portions	163,640	7,976	(63,181)	108,435
(1) Additions to contract assets relate to amounts billed to Celgene for reimbursable costs incurred by us during the reporting period. Deductions to contract assets relate to collection of receivables during the reporting period.
(2) Additions to contract liabilities relate to consideration from Celgene during the reporting period. Deductions to contract liabilities relate to deferred revenue recognized as revenue during the reporting period and the cumulative catch-up adjustment recognized upon adoption of ASC 606 on January 1, 2018.
During the three and nine months ended September 30, 2018, we recognized the following as revenue due to changes in the contract liability balances (in thousands):

	September 30, 2018
	Three Months Ended	Nine Months Ended
Amounts included in the contract liability at the beginning of the period	$7,555	$23,472
Performance obligations satisfied in previous periods	219	762

As of September 30, 2018, the aggregate amount of the transaction price allocated to performance obligations that are partially unsatisfied was $115.9 million.
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
As the underlying performance obligation, or delivery of the enasidenib license, had been satisfied as of June 2014, royalty revenue is recognized as the related sales occur. During the three and nine months ended September 30, 2018 and 2017, we recognized the following as royalty revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Royalty revenue – related party	$2,001	$715	$4,991	$715
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
During the three months ended June 30, 2018, Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive R/R AML. As a result of the filing, we determined that a $15.0 million milestone payment for filing of a first new drug application equivalent in an ex-U.S. country was considered probable of being reached as of June 30, 2018 and a significant reversal of revenue would not occur in future periods. As the underlying performance obligation, or delivery of the license to enasidenib, had been satisfied as of June 2014, the milestone payment was recognized in full as collaboration revenue during the three months ended June 30, 2018.
No other milestones were achieved during the three months ended September 30, 2018 and three and nine months ended September 30, 2017. The next potential milestone expected to be achieved under our collaboration agreements with Celgene is the first regulatory approval in any of China, Japan or a major European country. Achievement of this event will result in milestone payment of $35.0 million under the 2010 Agreement.
CStone Pharmaceuticals
In June 2018, we entered into an exclusive license agreement with CStone, or the CStone Agreement, to grant CStone specified intellectual property licenses to enable CStone to develop and commercialize certain products containing ivosidenib in mainland China, Hong Kong, Macau, and Taiwan. We retain development and commercialization rights for the rest of the world. Pursuant to the CStone Agreement, CStone will initially be responsible for the development and commercialization of ivosidenib in AML, cholangiocarcinoma, and, at our discretion, brain cancer indications.
Under the terms of the CStone Agreement, we received an initial upfront payment in the amount of $12.0 million and are entitled to receive up to an additional $412.0 million in milestone payments upon the achievement of certain development, regulatory and sales milestone events. Approximately half of the milestone payments are related to the development and commercialization of ivosidenib in AML, cholangiocarcinoma and the other half of the milestone payments are related to brain cancer indications, including glioma. We will also be entitled to receive tiered royalties, ranging from 15% to 19% percent, on annual net sales, if any, of ivosidenib.
CStone is responsible for all costs it incurs in developing, obtaining regulatory approval of, and commercializing ivosidenib in China, Hong Kong, Macau, and Taiwan, as well as certain costs incurred by us.
During the term of the CStone Agreement, each party and its affiliates are prohibited from developing or commercializing any other compound or product that inhibits IDH1 mutations at specified levels of binding, in the case of CStone, anywhere in the world, and in our case, in China, Hong Kong, Macau, and Taiwan.

Termination
Unless earlier terminated, the CStone Agreement will expire upon the expiration of the last royalty term for the last licensed product within the scope of the CStone Agreement. At any time after CStone has obtained regulatory approval in mainland China in R/R AML and the last patient has been enrolled in a specified clinical trial (or, if earlier, at any time that CStone acquires or is acquired by an entity with a competing or restricted product), CStone may terminate the CStone Agreement in its entirety by providing us with prior written notice. Either party may, subject to specified cure periods, terminate the CStone Agreement in the event of the other party’s uncured material breach. Either party may terminate the CStone Agreement under specified circumstances relating to the other party’s insolvency. We have the right to terminate the CStone Agreement immediately if CStone or its affiliates or sublicensees or subcontractors challenges the validity, patentability, or enforceability of certain patent rights that relate to ivosidenib and are owned by or licensed to us or our affiliates.
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
The satisfied and unsatisfied performance obligations, each of which are considered by us to be distinct within the context of the contract, their SSP, the method of recognizing the allocated consideration, and the period through which they are expected to be recognized are as follows:

Performance Obligations	SSP	No. of Performance Obligation(s)	Recognition Method
License (1)	$16.4 million	1	Fully satisfied; recognized upon execution of CStone Agreement
Development service (2)	$1.7 million	1	Proportionally as services are delivered over the performance period, expected to be through September 2020 (3)
(1) The SSP was developed by probability weighting multiple cash flow scenarios using the income approach. Our management estimates within the models include the expected, probability-weighted net profits from estimated future sales, an estimate of the direct costs incurred to generate future cash flows, a discount rate and other business forecast factors. There are significant judgments and estimates inherent in the determination of the SSP of these units of accounting. These judgments and estimates include assumptions regarding future operating performance, the timelines of the clinical trials and regulatory approvals, and other factors. If different reasonable assumptions are utilized, the SSP and revenue recognized would vary.
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
During the three and nine months ended September 30, 2018, we recognized as collaboration revenue the following non-contingent consideration allocated to each performance obligation (in thousands):

	September 30, 2018
	Three Months Ended			Nine Months Ended
	Under Topic 606	Under Topic 605	Effect of Change	Under Topic 606	Under Topic 605	Effect of Change
Collaboration revenue - other
License	$—	$—	$—	$12,440	$12,000	$440
The following table presents changes in our contract assets during the nine months ended September 30, 2018 (in thousands):

	December 31, 2017	Additions	Deductions	September 30, 2018
Contract assets (1)
Collaboration receivable - other	$—	$12,440	$(12,000)	$440
(1) Additions to contract assets relate to amounts receivable from CStone. Deductions to contract assets relate to collection of receivables during the reporting period.

As of September 30, 2018, the aggregate amount of the transaction price allocated to performance obligations that are partially unsatisfied was $1.3 million.
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
No milestones were earned during the three and nine months ended September 30, 2018. The next potential milestone expected to be achieved under the CStone Agreement is the dosing of the first patient in a local study in a hematological indication in mainland China. Achievement of this event will result in milestone payments of $5.0 million under the CStone Agreement.
Aurigene Discovery Technologies Limited
In April 2017, we entered into a new global license agreement with Aurigene Discovery Technologies Limited, or Aurigene, to research, develop and commercialize small molecule inhibitors for dihydroorotate dehydrogenase, or DHODH, or the Aurigene Agreement.
Under the terms of the Aurigene Agreement, Aurigene will provide to us exclusive rights to its portfolio of novel small molecules for DHODH. Financial terms of the Aurigene Agreement include a $3.0 million upfront payment and potential future milestone payments of up to $17.0 million if we achieve certain development and regulatory milestones. The next potential milestone expected to be achieved under our collaboration agreement with Aurigene is the initiation of the first phase 1 clinical trial for AG-636, our DHODH inhibitor. Achievement of this event will result in milestone payments owed to Aurigene of $2.0 million.
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
9. Share-Based Payments
2013 Stock Incentive Plan
In June 2013, our Board of Directors adopted and, in July 2013 our stockholders approved, the 2013 Stock Incentive Plan, or the 2013 Plan. The 2013 Plan became effective upon the closing of our initial public offering and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, or RSUs, performance-based stock units, or PSUs, and other stock-based awards. Following the adoption of the 2013 Plan, we granted no further stock options or other awards under the 2007 Stock Incentive Plan, or the 2007 Plan. Any options or awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remained outstanding and effective. As of September 30, 2018, the total number of shares reserved under the 2007 Plan and the 2013 Plan are 8,024,444, and we had 1,918,363 shares available for future issuance under the 2013 Plan.

Stock options
The following table presents stock option activity for the nine months ended September 30, 2018:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2017	5,577,562	$49.58
Granted	1,293,020	78.35
Exercised	(1,078,290)	24.13
Forfeited/Expired	(306,978)	76.15
Outstanding at September 30, 2018	5,485,314	$59.88
Exercisable at September 30, 2018	2,774,270	$54.67
Vested and expected to vest at September 30, 2018	5,485,314	$59.88
At September 30, 2018, the total unrecognized compensation expense related to unvested stock option awards was $107.4 million, which we expect to recognize over a weighted-average period of approximately 2.7 years.
Restricted stock units
The following table presents RSU activity for the nine months ended September 30, 2018:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2017	125,584	$47.46
Granted	409,896	78.89
Vested	(57,250)	41.76
Forfeited	(24,494)	70.89
Unvested shares at September 30, 2018	453,736	$75.31
As of September 30, 2018, there was approximately $25.1 million of total unrecognized compensation expense related to RSUs, which we expect to be recognized over a weighted-average period of approximately 2.1 years.
Performance-based stock units
The following table presents PSU activity for the nine months ended September 30, 2018:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2017	176,186	$52.98
Granted	—	—
Vested	—	—
Forfeited	(9,155)	64.44
Unvested shares at September 30, 2018	167,031	$52.36
As of September 30, 2018, there was approximately $1.1 million of total unrecognized compensation expense related to PSUs, which we expect to be recognized over a weighted-average period of approximately 0.3 years.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. We issued 53,255 shares and 59,651 shares during the nine months ended September 30, 2018 and 2017, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 327,272 shares of our common stock. As of September 30, 2018, we had 160,536 shares available for future issuance under the 2013 ESPP.

Stock-based compensation expense
Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	$12,953	$11,330	$38,736	$32,315
Restricted stock units	3,338	634	7,940	2,104
Performance-based stock units	7,656	—	7,656	—
Employee stock purchase plan	246	243	838	709
Total stock-based compensation expense	$24,193	$12,207	$55,170	$35,128
Expenses related to equity-based awards were allocated as follows in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development expense	$13,399	$7,620	$31,706	$22,835
Sales, general and administrative expense	10,794	4,587	23,464	12,293
Total stock-based compensation expense	$24,193	$12,207	$55,170	$35,128

10. Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net loss per share calculation, stock options, RSUs, PSUs for which the performance vesting conditions have been met, and ESPP options are considered to be common stock equivalents.
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
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2018	2017
Stock options	5,485,314	5,820,611
Restricted stock units	453,736	120,000
Performance-based stock units	167,031	—
Employee stock purchase plan	5,332	5,348
Total common stock equivalents	6,111,413	5,945,959

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Information
The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017, and related notes included in Part I. Item 1. of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission, or SEC, on February 14, 2018. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management, and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, sales, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A. and elsewhere in this report, and in our Annual Report on Form 10-K. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.
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
Our wholly-owned product, TIBSOVO® (ivosidenib), received U.S. Food and Drug Administration, or FDA, approval in July 2018 for the treatment of adult patients with relapsed or refractory acute myeloid leukemia, or R/R AML, with a susceptible isocitrate dehydrogenase 1, or IDH1, mutation as detected by an FDA-approved test. We plan to submit a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for TIBSOVO® for IDH1 mutant-positive R/R AML in the fourth quarter of 2018. We also plan to submit a supplemental new drug application, or sNDA, to the FDA for TIBSOVO® for the treatment of IDH1 mutant-positive AML in newly-diagnosed patients not eligible for standard treatment by the end of January 2019.
Our other commercial cancer product is IDHIFA® (enasidenib). In August 2017, the FDA granted our collaboration partner Celgene Corporation, or Celgene, approval of IDHIFA® for the treatment of adult patients with R/R AML and an isocitrate dehydrogenase 2, or IDH2, mutation as detected by an FDA-approved test. IDHIFA®, an oral targeted inhibitor of the mutated IDH2 enzyme, is the first and only FDA-approved therapy for patients with R/R AML and an IDH2 mutation. We are eligible to receive royalties at tiered low-double digit to mid-teen percentage rates on any net sales of IDHIFA® and have exercised our rights to provide up to one-third of the field-based commercialization efforts in the United States. Celgene has submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML.
Our most advanced clinical cancer product candidate is AG-881, which is a brain-penetrant pan-IDH mutant inhibitor. These mutations are found in a wide range of hematological malignancies and solid tumors.
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
Our most advanced preclinical cancer product candidate is AG-636, an inhibitor of the metabolic enzyme dihydroorotate dehydrogenase, or DHODH. In October 2018, we submitted an IND for AG-636 for the treatment of hematologic malignancies.

The lead product candidate in our RGD program, mitapivat, targets pyruvate kinase-R for the treatment of pyruvate kinase, or PK, deficiency. PK deficiency is a rare genetic disorder that often results in severe hemolytic anemia, jaundice and lifelong conditions associated with chronic anemia and secondary complications due to inherited mutations in the pyruvate kinase enzyme within red blood cells. In April 2018, we initiated ACTIVATE-T, a single arm, global, pivotal trial of mitapivat in approximately 20 regularly transfused patients with PK deficiency. In June 2018, we initiated ACTIVATE, a 1:1 randomized, placebo-controlled, global, pivotal trial of mitapivat in approximately 80 patients with PK deficiency who do not receive regular transfusions. We also expect to initiate a phase 2 proof of concept trial of mitapivat in thalassemia in the fourth quarter of 2018.
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
Ivosidenib Letter Agreement
In May 2016, we entered into a letter agreement with Celgene regarding ivosidenib, or the Ivosidenib Letter Agreement. Under the Ivosidenib Letter Agreement, the parties agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which ivosidenib is the lead development candidate. Under the 2010 Agreement, Celgene had held development and commercialization rights to the IDH1 program outside of the United States, and we held such rights inside the United States. As a result of the termination, we obtained global rights to ivosidenib and the IDH1 program. Neither party will have any further financial obligation, including royalties or milestone payments, to the other concerning ivosidenib or the IDH1 program. Under the terms of the termination, the parties also agreed to conduct specified transitional activities in connection with the termination. In addition, pursuant to the Ivosidenib Letter Agreement, the parties are released from their exclusivity obligations under the 2010 Agreement with respect to the IDH1 program. The termination did not affect the AG-881 Agreements, which were directed to both the IDH1 target and the IDH2 target, and were subsequently terminated in September 2018 as discussed below.
Termination of AG-881 Agreements
In September 2018, we and Celgene agreed to terminate the AG-881 Agreements effective as of September 4, 2018. We and Celgene had established a joint worldwide collaboration focused on the development and commercialization of products containing AG-881. From and after the September 4, 2018, we obtained sole global rights to AG-881. Neither we nor Celgene will have any further financial obligation under the AG-881 Agreements, including milestones, royalties or other payments, except that (a) Celgene shall be eligible to receive royalties from us at a low single-digit percentage rate on worldwide net sales of products containing AG-881 and (b) we and Celgene shall split certain agreed-upon worldwide development costs for AG-881 until December 31, 2018. In addition, for a specified period and subject to specified exceptions, Celgene and its affiliates shall be prohibited from developing, manufacturing or commercializing any product that inhibits IDH1 at specified levels of binding for any indication and we shall be prohibited from developing, manufacturing or commercializing AG-881 in hematologic indications.
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
Upon agreement to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which ivosidenib is the lead development candidate, the sole program remaining under the 2010 Agreement is enasidenib, a co-commercialized licensed program for which Celgene leads and funds global development and commercialization activities. We have exercised our right to participate in a portion of commercialization activities in the United States for IDHIFA® in accordance with the applicable commercialization plan.
CStone Agreement
In June 2018, we entered into an exclusive license agreement with CStone Pharmaceuticals, or the CStone Agreement, for the development and commercialization of certain products containing ivosidenib in mainland China, Hong Kong, Macau, and Taiwan for therapeutic uses in humans, excluding brain cancer, unless later adopted by us in our sole discretion. We retain development and commercialization rights for the rest of the world.
Pursuant to the CStone Agreement, CStone Pharmaceuticals, or CStone, will initially be responsible for the development and commercialization of ivosidenib in acute myeloid leukemia, or AML, and cholangiocarcinoma, as well as other indications that the parties mutually agree to in the future. CStone will also be responsible, at our discretion, for the development and commercialization of ivosidenib in brain cancer indications. We granted CStone specified intellectual property licenses to enable CStone to perform its obligations and exercise its rights under the CStone Agreement, including license grants to enable CStone to conduct development and commercialization activities pursuant to the terms of the CStone Agreement.
CStone is responsible for all costs it incurs in developing, obtaining regulatory approval of, and commercializing ivosidenib in China, Hong Kong, Macau, and Taiwan, as well as certain costs incurred by us.
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
Critical Accounting Policies and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We have determined that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses, and stock-based compensation. There have been no significant changes to our existing critical accounting policies discussed in the Annual Report on Form 10-K for the year ended December 31, 2017. For accounting policies related to the commercialization of our wholly-owned product, TIBSOVO®, including accounts receivable, inventory, cost of sales, and product revenue, refer to Note 2, Summary of Significant Accounting Policies or Note 7, Product Revenue for additional information.
Financial Operations Overview
General
Since inception, our operations have primarily focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials. To date, we have financed our operations primarily through funding received from our various collaboration agreements discussed above, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings.
Additionally, since inception, we have incurred significant operating losses. Our net losses were $254.2 million and $226.4 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $1.0 billion. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from year to year. We anticipate that our expenses will increase significantly as we continue to advance and expand clinical development activities for our lead programs: ivosidenib, AG-881, mitapivat, AG-270, AG-636; continue to discover and validate novel targets and drug product candidates; expand and protect our intellectual property portfolio; and hire additional commercial, development and scientific personnel.
Revenue
Our wholly owned product, TIBSOVO®, received approval from the FDA on July 20, 2018 for the treatment of adult patients with R/R AML with susceptible IDH1 mutation. Upon FDA approval of TIBSOVO® in the U.S., we began generating product revenue from sales of TIBSOVO®. We sell TIBSOVO® to a limited number of specialty distributors and specialty pharmacy providers in the U.S., or collectively, the Customers. These Customers subsequently resell TIBSOVO® to pharmacies or dispense directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of TIBSOVO®. For further discussion of our revenue recognition policy, see Note 2, Summary of Significant Accounting Polices.
We also recognize revenue from our collaborations with Celgene and CStone, and royalty revenue on sales of IDHIFA®.
In the future, we expect to continue to generate revenue from a combination of product sales, royalties on product sales, cost reimbursements, milestone payments, and upfront payments to the extent we enter into future collaborations or licensing agreements.
Cost of Sales
Cost of sales consists primarily of manufacturing costs for sales of TIBSOVO®.
Research and development expenses
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as our product candidate development programs progress. However, the successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development and commercialize these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from IDHIFA® (enasidenib), TIBSOVO® (ivosidenib), AG-881, mitapivat, AG-270, AG-636, or any of our other product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:
• establishing an appropriate safety profile with IND, and/or new drug application, or NDA, enabling toxicology and clinical studies;
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
The following summarizes our most advanced programs:
Ivosidenib
Ivosidenib is an orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH1 mutations. We hold worldwide development and commercial rights to ivosidenib and have licensed certain development and commercialization rights to ivosidenib in mainland China, Hong Kong, Macau, and Taiwan to CStone, pursuant to the CStone Agreement discussed above. We will fund the future development and commercialization costs related to this program with the exception of development and commercialization activities of CStone under the CStone Agreement. Mutations in IDH1 have been identified in difficult to treat hematologic and solid tumor cancers, including AML, chondrosarcoma, cholangiocarcinoma, and glioma, where both the treatment options and prognosis for patients are poor.
In July 2018, the FDA approved TIBSOVO® for the treatment of adult patients with R/R AML and a susceptible IDH1 mutation. The FDA's approval of TIBSOVO® in R/R AML was based on clinical data from a phase 1 open-label, single-arm, multicenter dose-escalation and expansion trial of adult patients with advanced R/R AML and an IDH1 mutation. We plan to submit an MAA to the EMA for TIBSOVO® for IDH1 mutant-positive R/R AML in the fourth quarter of 2018. We also plan to submit a sNDA to the FDA for TIBSOVO® for the treatment of IDH1 mutant-positive AML in newly-diagnosed patients not eligible for standard treatment by the end of January 2019.
The FDA granted us fast track designation for ivosidenib for treatment of patients with previously treated, unresectable or metastatic cholangiocarcinoma with an IDH1 mutation, and granted orphan drug designation for ivosidenib for the treatment of cholangiocarcinoma.
We continue to evaluate ivosidenib in the following clinical trials:
Phase 1b frontline combination trial (enasidenib is also being evaluated)
Ivosidenib is being evaluated in a phase 1b, multicenter, international, open-label clinical trial, conducted by us, to evaluate the safety and clinical activity of ivosidenib or enasidenib in combination with induction and consolidation therapy in patients with newly diagnosed AML with an IDH1 or IDH2 mutation who are eligible for intensive chemotherapy using a primary endpoint of safety and tolerability of ivosidenib or enasidenib when administered with induction and consolidation therapy. The trial enrollment is complete.
In December 2017, we presented interim data from this trial at American Society of Hematology meeting in Atlanta, Georgia, or ASH 2017.
Phase 1/2 frontline combination trial (enasidenib is also being evaluated)
Ivosidenib is being evaluated in a phase 1/2 frontline combination clinical trial of either ivosidenib or enasidenib in combination with VIDAZA® (azacitidine) in newly diagnosed AML patients not eligible for intensive chemotherapy, with a phase 1 component to determine the safety of the combinations, followed by a phase 2 randomized component evaluating the safety and clinical activity of each investigational combination versus single-agent VIDAZA® (azacitidine) using a primary endpoint of overall response rate. The trial has completed the phase 1 component and is currently enrolling patients in the phase 2 component, which will assess the activity of enasidenib in combination with VIDAZA® (azacitidine).

In June 2018, we presented new safety and efficacy data from this trial at the American Society of Clinical Oncology meeting in Chicago, Illinois, or ASCO 2018.
AGILE
Ivosidenib is being evaluated in AGILE, a global, registration-enabling phase 3 clinical trial, combining ivosidenib and VIDAZA® (azacitidine) in newly diagnosed AML patients with an IDH1 mutation who are ineligible for intensive chemotherapy. The trial is enrolling patients and we expect to complete enrollment in 2020.
Phase 3 frontline combination trial
We plan to support, with Celgene, the initiation of an intergroup sponsored, global, registration-enabling phase 3 trial combining ivosidenib or enasidenib and standard induction (7+3) and consolidation chemotherapy with a primary endpoint of event-free survival in frontline AML patients with an IDH1 or IDH2 mutation in the fourth quarter of 2018.The trial is expected to enroll approximately 500 patients with an IDH1 mutation and approximately 500 patients with an IDH2 mutation.
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
In June 2017, we reported updated interim data from the dose escalation and dose expansion cohorts of our ongoing phase 1 clinical trial evaluating ivosidenib in patients with IDH1 mutant-positive cholangiocarcinoma at ASCO 2017. In November 2017, we reported updated interim data from the dose expansion cohort of our ongoing phase 1 clinical trial evaluating ivosidenib in patients with progressive low-grade IDH1 mutant-positive glioma at the Society for Neuro-Oncology Annual Meeting in San Francisco, California, or SNO 2017.
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
Enasidenib
Enasidenib is an orally available, selective, potent inhibitor of the mutated IDH2 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH2 mutations, including those with AML, who have a historically poor prognosis. In August 2017, the FDA granted Celgene approval of IDHIFA® for the treatment of adult patients with R/R AML and an IDH2 mutation. In June 2018, Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML.
Celgene maintains worldwide development and commercial rights to enasidenib and will fund the future development and commercialization costs related to this program. Under the remaining terms of the 2010 Agreement, Celgene is responsible for all development costs for enasidenib, and we are eligible to receive up to $80.0 million in potential milestone payments, which are comprised of: (i) up to $55.0 million in milestone payments upon achievement of specified ex-U.S. regulatory milestone events,and (ii) a $25.0 million milestone payment upon achievement of a specified ex-U.S. commercial milestone event. Additionally, we are eligible to receive tiered royalties on any net sales of IDHIFA®.
In addition to the clinical trials discussed above, enasidenib is also being evaluated by Celgene in IDHENTIFY, an international phase 3, multi-center, open-label, randomized clinical trial designed to compare the efficacy and safety of enasidenib versus conventional care regimens in patients 60 years or older with IDH2 mutant-positive AML that is refractory to or relapsed after second- or third-line therapy. This trial is currently enrolling patients and we have not yet presented any clinical data from this trial.
AG-881: brain penetrant pan-IDH program
AG-881 is an orally available, selective, brain-penetrant, pan-IDH mutant inhibitor, which provides added flexibility to our current portfolio of IDH mutant inhibitors. We are currently focusing our development efforts for AG-881 in glioma. In connection with the termination of the AG-881 Agreements discussed above, Celgene shall be eligible to receive royalties from us at a low single-digit percentage rate on worldwide net sales of products containing AG-881.

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
This trial has completed its dose escalation portion, establishing proof of mechanism as measured by reductions in 2-hydroxygluturate levels, and is now closed for enrollment. No maximum tolerable dose, or MTD, was reached. We have not yet presented any clinical data from this trial. In October 2017, we presented the first preclinical data of AG-881 in IDH mutant-positive hematologic malignancies at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in Philadelphia, Pennsylvania, and we reported additional preclinical data at SNO 2017.
Phase 1 clinical trial (advanced solid tumors)
We are conducting a phase 1 multi-center, open-label clinical trial of AG-881 in patients with advanced IDH1 or IDH2 mutant-positive solid tumors, including glioma. The goal of this trial is to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and clinical activity of AG-881 in advanced solid tumors. An MTD was established and enrollment in this trial is complete. In June 2018, we presented the first data from this trial at ASCO 2018.
In the first quarter of 2018, we initiated a perioperative study with ivosidenib and AG-881 in low grade glioma to further investigate their effects on brain tumor tissue. Pursuant to the AG-881 Agreements, Celgene elected not to participate in this clinical trial and, as a result, we will fund the trial ourselves. As agreed with Celgene in connection with the termination of the AG-881 Agreements, Celgene will continue to co-fund certain costs associated with the ongoing phase 1 trials of AG-881 described above through December 31, 2018.
Mitapivat
Mitapivat is an orally available small molecule and a potent activator of the wild-type (normal) and mutated PKR enzymes, which has resulted in restoration of adenosine triphosphate, or ATP, levels and a decrease in 2,3-diphosphoglycerate levels in blood sampled from patients with PK deficiency and treated ex-vivo with mitapivat. The wild-type PKR activity of mitapivat allowed the study of enzyme activation in healthy volunteers, providing an opportunity to understand the safety, dosing and pharmacodynamic activity of mitapivat prior to entering a proof-of-concept study in patients. We have worldwide development and commercial rights to mitapivat and expect to fund the future development and commercialization costs related to this program. The FDA granted orphan drug designation for mitapivat for treatment of patients with PK deficiency and granted us fast track designation to mitapivat for the treatment of patients with PK deficiency. In December 2016, we announced our decision to advance mitapivat into pivotal development as the first potential disease-modifying treatment for PK deficiency.
We have worldwide development and commercial rights to mitapivat and expect to fund the future development and commercialization costs related to this program.
DRIVE PK
In June 2015, we initiated DRIVE PK, a global phase 2, first-in-patient, open-label safety and efficacy clinical trial of mitapivat in adult, transfusion-independent patients with PK deficiency. In June 2016, we reported the first clinical data from DRIVE PK at the 22nd Congress of the European Hematology Association establishing proof of concept for mitapivat. The trial reached target enrollment of 52 patients in November 2016, and in December 2017, we reported updated data from the trial at ASH 2017.
ACTIVATE-T/ACTIVATE
In April 2018, we initiated ACTIVATE-T, a single arm, global, pivotal trial of mitapivat in approximately 20 regularly-transfused patients with PK deficiency. In June 2018, we initiated ACTIVATE, a 1:1 randomized, placebo-controlled, global, pivotal trial of mitapivat in approximately 80 patients with PK deficiency who do not receive regular transfusions. The primary endpoint of the ACTIVATE-T trial is a greater than 33% reduction in transfusion burden over a six-month period compared to the patient’s transfusion history, and the primary endpoint of the ACTIVATE trial is the proportion of patients who achieve at least a 1.5 g/dL increase in hemoglobin sustained over multiple visits. We expect to complete enrollment in 2019.
In addition to the above ongoing clinical trials of mitapivat, we plan to initiate a phase 2 proof of concept trial of mitapivat in thalassemia in the fourth quarter of 2018.
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
In March 2018, we initiated a phase 1 dose-escalation trial of AG-270 in multiple tumor types carrying an MTAP deletion. The purpose of this phase 1 multi-center, open-label study is to evaluate the safety, pharmacokinetics, pharmacodynamics and clinical activity of AG-270 in approximately 50 patients with advanced solid tumors or lymphoma with an MTAP deletion. AG-270 is administered as a single agent dosed orally once daily in 28-day cycles. The first part of the study is a dose-escalation phase in which cohorts of patients will receive ascending doses of AG-270 to determine the pharmacokinetics, pharmacodynamics and optimal dose. The second part of the study is a dose expansion phase where additional patients will receive AG-270 at the optimal dose to further evaluate its safety, tolerability and clinical activity as a potential dose for future studies.
AG-636: Targeting DHODH for the treatment of hematologic malignancies
In October 2018, we submitted an IND for AG-636, an inhibitor of DHODH, licensed by us from Aurigene Discovery Technologies Limited, for the treatment of hematologic malignancies. We have discovered a lineage-specific dependence on DHODH in hematologic malignancies, particularly AML and lymphoma. DHODH catalyzes a critical step in the biosynthesis of pyridimidines, which are critical for the production of RNA and DNA. We believe that DHODH inhibition will be differentiated from standard-of-care therapies, both by exhibiting activity in cancers that are resistant to standard-of-care chemotherapeutics and through a mechanism of anti-tumor effect that combines cell growth arrest and cellular differentiation.
Other research and platform programs
Other research and platform programs include activities related to exploratory efforts, target validation and lead optimization for our discovery and follow-on programs, and our proprietary metabolomics platform.
Sales, general and administrative expenses
Sales, general and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, business development, commercial, legal and human resources functions. Other significant costs include facility related costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters, and fees for accounting and consulting services.
We anticipate that our sales, general and administrative expenses will increase in the future to support continued research and development, and commercialization activities, including activities related to the commercialization of TIBSOVO® and the potential commercialization of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses.
Results of Operations
Comparison of the three months ended September 30, 2018 and 2017
The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017 ($ in thousands):

	Three Months Ended September 30,
($ in thousands)	2018	2017	$ Change	% Change
Product revenue, net	$4,465	$—	$4,465	N/A
Collaboration revenue – related party	8,732	10,643	(1,911)	(18)%
Royalty revenue – related party	2,001	715	1,286	180
Total revenue	15,198	11,358	3,840	34%
Cost and expenses:
Cost of sales	695	—	695	N/A
Research and development (net of $1,078 of cost reimbursement from related party for the three months ended September 30, 2017)	82,561	72,917	9,644	13%
Sales, general and administrative	31,104	17,458	13,646	78%
Loss from operations	(99,162)	(79,017)	(20,145)	25%
Interest income	4,498	1,880	2,618	139%
Net loss	$(94,664)	$(77,137)	$(17,527)	23%

Product Revenue. Product revenue for the three months ended September 30, 2018 was due to the recognition of $4.5 million of net product revenue from the sale of our first commercial product, TIBSOVO®, which was approved for sale in the U.S. on July 20, 2018.
Collaboration Revenue. For the three months ended September 30, 2018, we recognized $8.7 million in collaboration revenue from our agreements with Celgene. Collaboration revenue from our Celgene agreements recognized during the three months ended September 30, 2018 were accounted for under Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers, or ASC 606, which we adopted as of January 1, 2018. For further discussion regarding adoption of ASC 606, refer to Note 2, Summary of Significant Accounting Policies, and Note 8, Collaboration and License Agreements, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
For the three months ended September 30, 2017, we recognized $10.6 million in revenue under our collaboration agreements with Celgene.
Royalty Revenue. In addition to product revenue and collaboration revenue, we also recognized $2.0 million and $0.7 million in royalty revenue for the three months ended September 30, 2018 and 2017, respectively, on Celgene's net sales of IDHIFA® under the 2010 Agreement.
Cost of Sales. Cost of sales for the three months ended September 30, 2018 of $0.7 million relates to manufacturing costs associated with TIBSOVO® sales. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the TIBSOVO® costs during the three months ended September 30, 2018 were expensed prior to July 20, 2018 and, therefore, are not included in costs of sales during the current period.
Research and Development Expense. The increase in research and development expenses for the three months ended September 30, 2018 was primarily attributable to net increases of $8.1 million in external services and $1.5 million in internal expenses; both of these increases are inclusive of cost reimbursements recorded as a reduction of research and development expenses.
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
Our allocated research and development expenses, by major program, are outlined in the table below ($ in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
IDH1 inhibitor (ivosidenib)	$29,240	$34,496	$(5,256)	(15)%
IDH2 inhibitor (enasidenib)	1,687	1,558	129	8%
Pan-IDH inhibitor (AG-881)	3,184	3,309	(125)	(4)%
AG-881 reduction of R&D expenses	—	(1,078)	1,078	(100)%
PKR activator (mitapivat)	16,089	10,882	5,207	48%
MTAP-deleted cancers program (AG-270)	4,798	5,748	(950)	(17)%
DHODH inhibitor (AG-636)	3,610	—	3,610	N/A
Other research and platform programs	23,953	18,002	5,951	33%
Total research and development expenses, net	$82,561	$72,917	$9,644	13%

The changes in research and development expense depicted in the table above were primarily attributable to the following:
• Ivosidenib costs decreased compared to the prior period as prior period costs included manufacturing expenses associated with our initial commercial inventory as part of our NDA submission in December 2017.
• Enasidenib costs increased as a result of increased internal and external expenses related to our ongoing phase 1b frontline combination trial development work.
• AG-881 costs decreased as our phase 1 trial in patients with advanced IDH1 or IDH2 mutant-positive hematologic malignancies and our phase 1 trial in IDH1 or IDH2 mutant-positive advanced solid tumors, including glioma, both completed their dose escalation portions.
Cost reimbursements for AG-881 were recognized as revenue in the current period.
• Mitapivat costs increased as a result of the enrollment costs for the ACTIVATE-T trial, which we initiated in April 2018, and the start-up costs for the ACTIVATE trial, which we initiated in June 2018.
• AG-270 costs decreased compared to the prior period as prior period costs included costs associate with our IND filing in November 2017.
• AG-636 costs increased as we completed IND-enabling studies in anticipation of the IND filing, which occurred in October 2018. Prior year development costs for AG-636 were included in other research and platform programs.
• The increase in the costs of other research and platform programs include activities related to exploratory efforts, target validation and lead optimization for our discovery and follow-on programs, and our proprietary metabolomics platform.
Sales, General and Administrative Expense. The increase in sales, general and administrative expense was primarily attributable to an increase of $6.9 million related to supporting our commercial organization for commercialization of TIBSOVO® and performance-based stock units, or PSUs, expense recognized upon FDA approval of TIBSOVO®.
Interest Income. The increase in interest income is attributable to higher investment balances driven by funds received from our January 2018 follow-on public offering, resulting in higher interest earned on investments.
Comparison of the nine months ended September 30, 2018 and 2017
The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017 ($ in thousands):

	Nine Months Ended September 30,
($ in thousands)	2018	2017	$ Change	% Change
Product revenue, net	$4,465	$—	$4,465	N/A
Collaboration revenue – related party	42,478	32,497	9,981	31%
Collaboration revenue – other	12,440	—	12,440	N/A
Royalty revenue – related party	4,991	715	4,276	598%
Total revenue	64,374	33,212	31,162	94%
Cost and expenses:
Cost of sales	695	—	695	N/A
Research and development (net of $6,343 of cost reimbursement from related party for the nine months ended September 30, 2017)	247,515	215,465	32,050	15%
Sales, general and administrative	82,287	48,411	33,876	70%
Loss from operations	(266,123)	(230,664)	(35,459)	15%
Interest income	11,889	4279	7,610	178%
Net loss	$(254,234)	$(226,385)	$(27,849)	12%
Product Revenue. Product revenue for the nine months ended September 30, 2018 was due to the recognition of $4.5 million of net product revenue from the sale of our first commercial product, TIBSOVO®, which was approved for sale in the U.S. on July 20, 2018.
Collaboration Revenue. For the nine months ended September 30, 2018, we recognized $42.5 million in collaboration revenue from our agreements with Celgene. The amount recognized includes a $15.0 million milestone payment related to Celgene's filing of an MAA to the EMA for IDHIFA® for IDH2 mutant-positive R/R AML. Collaboration revenue recognized during the nine months ended September 30, 2018 were accounted for under ASC 606, which we adopted as of January 1, 2018. For further discussion regarding adoption of ASC 606, refer to Note 2, Summary of Significant Accounting Policies, and Note 8, Collaboration Agreements, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
For the nine months ended September 30, 2018, we also recognized $12.4 million of collaboration revenue under our CStone Agreement.
For the nine months ended September 30, 2017, we recognized $32.5 million in revenue, which includes $30.5 million related to deliverables identified under the 2016 Agreement.
Royalty Revenue. In addition to product revenue and collaboration revenue, we also recognized $5.0 million and $0.7 million in royalty revenue for the nine months ended September 30, 2018 and 2017, respectively, on Celgene net sales of IDHIFA® under the 2010 Agreement.
Cost of Sales. Cost of sales for the nine months ended September 30, 2018 of $0.7 million relates to manufacturing costs associated with TIBSOVO® sales.  Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the TIBSOVO® costs during the nine months ended September 30, 2018 were expensed prior to July 20, 2018 and, therefore, are not included in costs of sales during the current period.
Research and Development Expense. The increase in research and development expenses for the nine months ended September 30, 2018 was primarily attributable to a net increase of $34.8 million in external services, offset by a $2.7 million decrease in internal expenses; both of these changes are inclusive of cost reimbursements recorded as a reduction of research and development expenses.
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
Our allocated research and development expenses, by major program, are outlined in the table below ($ in thousands):

	Nine Months Ended September 30,
($ in thousands)	2018	2017	$ Change	% Change
IDH1 inhibitor (ivosidenib)	$94,463	$104,157	$(9,694)	(9)%
IDH2 inhibitor (enasidenib)	7,334	5,023	2,311	46%
Enasidenib reduction of R&D expenses	—	(14)	14	(100)%
Pan-IDH inhibitor (AG-881)	10,662	14,517	(3,855)	(27)%
AG-881 reduction of R&D expenses	—	(6,329)	6,329	(100)%
PKR activator (mitapivat)	43,808	29,172	14,636	50%
MTAP-deleted cancers program (AG-270)	16,734	15,381	1,353	9%
DHODH inhibitor (AG-636)	9,668	—	9,668	N/A
Other research and platform programs	64,846	53,558	11,288	21%
Total research and development expenses, net	$247,515	$215,465	$32,050	15%
The changes in research and development expense depicted in the table above were primarily attributable to the following:
• Ivosidenib costs decreased compared to the prior period as prior period costs included manufacturing expenses associated with our initial commercial inventory as part of our NDA submission in December 2017.
• Enasidenib costs increased as a result of increased internal and external expenses related to our ongoing phase 1b frontline combination trial development work.
• AG-881 costs decreased as our phase 1 trial in patients with advanced IDH1 or IDH2 mutant-positive hematologic malignancies and our phase 1 trial in IDH1 or IDH2 mutant-positive advanced solid tumors, including glioma, both completed their dose escalation portions.
Cost reimbursements for AG-881 were recognized as revenue in the current period.
• Mitapivat costs increased as a result of the enrollment costs for the ACTIVATE-T trial, which we initiated in April 2018, and the start-up costs for the ACTIVATE trial, which we initiated in June 2018.
• AG-270 costs increased as we initiated a phase 1 trial in March 2018.

• AG-636 costs increased as we completed IND-enabling studies in anticipation of the IND filing, which occurred in October 2018. Prior year development costs for AG-636 were included in other research and platform programs.
• The increase in the costs of other research and platform programs include activities related to exploratory efforts, target validation and lead optimization for our discovery and follow-on programs, and our proprietary metabolomics platform.
Sales, General and Administrative Expense. The increase in sales, general and administrative expenses was primarily attributable to an increase of $21.5 million related to supporting our commercial organization for commercialization of TIBSOVO® and PSU expense recognized upon FDA approval of TIBSOVO®.
Interest Income. The increase in interest income is attributable to higher investment balances driven by funds received from our January 2018 follow-on public offering, resulting in higher interest earned on investments.
Liquidity and Capital Resources
Sources of liquidity
Since our inception, and through September 30, 2018, we have funded our operations through upfront, milestone, extension, cost reimbursement and royalty payments related to our collaboration agreements, proceeds received from our issuance of preferred stock, our initial public offering and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings.
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
Cash flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(230,234)	$(210,778)
Net cash used in investing activities	(261,020)	(99,756)
Net cash provided by financing activities	545,008	282,521
Net change in cash and cash equivalents	$53,754	$(28,013)
Net cash used in operating activities. During the nine months ended September 30, 2018, we received $14.8 million in cost reimbursements and royalty payments and a $15.0 million milestone payment under our collaboration agreements with Celgene and $12.0 million under the CStone Agreement. These amounts were offset by increased operating expenses that relate to increases in clinical study costs due to advancements in our most advanced product candidates, commercialization efforts, expanded facilities and increased staffing needs due to our expanding operations.
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
Net cash used in investing activities. The cash used in investing activities for the nine months ended September 30, 2018 and 2017 was primarily the result of higher purchases of marketable securities than proceeds from maturities and sales of marketable securities, and $5.9 million and $3.3 million in purchases of property and equipment, respectively.
Net cash provided by financing activities. The cash provided by financing activities for the nine months ended September 30, 2018 was primarily the result of the $516.2 million net proceeds received from our January 2018 follow-on public offering, after underwriting discounts and commissions, as well as proceeds received from stock option exercises and purchases made pursuant to our employee stock purchase plan. The cash provided by financing activities for the nine months ended September 30, 2017 was the result of the $270.2 million net proceeds received from our April 2017 public offering, as well as proceeds received from stock option exercises and purchases made pursuant to our employee stock purchase plan.
Funding requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to commercialize TIBSOVO®, and continue the research, development and clinical trials of, and seek additional marketing approvals for, our product candidates. If we obtain additional marketing approval for any of our other product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of Celgene or other collaborators. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.
We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2018 together with anticipated product and royalty revenue, anticipated interest income and anticipated expense reimbursements under our collaboration agreements, but excluding any additional program-specific milestone payments, will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2020. Our future capital requirements will depend on many factors, including:
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
• the levels of sales of TIBSOVO® or royalties on sales of IDHIFA®;
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
Contractual obligations
We have entered into agreements in the normal course of business with CROs for clinical trials and CMOs for supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are cancelable at any time by us, generally upon prior written notice to the vendor.
During the nine months ended September 30, 2018, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of September 30, 2018 and December 31, 2017, we had cash, cash equivalents and marketable securities of $878.4 million and $567.8 million, respectively, consisting primarily of investments in certificates of deposit, U.S. Treasuries, government securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point increase in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs located in Asia and Europe that are denominated in foreign currencies, and we are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2018 and December 31, 2017, we had minimal or no liabilities denominated in foreign currencies.
Item 4.  Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Since inception, we have incurred significant operating losses. Our net losses were $314.7 million, $198.5 million, and $117.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, and $254.2 million for the nine months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $1.0 billion. To date, we have generated only modest revenue from sales of TIBSOVO® (ivosidenib) and royalties on sales of IDHIFA® (enasidenib). The U.S. Food and Drug Administration, or FDA, approved IDHIFA® in August 2017 for the treatment of adult patients with relapsed or refractory acute myeloid leukemia, or R/R AML, and an IDH2 mutation, and in July 2018 the FDA approved TIBSOVO® for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation. We have not obtained marketing approval for any of our other product candidates, which are in preclinical or clinical development stages. We have financed our operations primarily through private placements of our preferred stock, our initial public offering and the concurrent private placement, our follow-on public offerings and our collaboration agreements with Celgene Corporation and its subsidiaries, or Celgene, focused on cancer metabolism and metabolic immuno-oncology. We have devoted substantially all of our efforts to research and development. Although we may from time to time report profitable results, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:
• initiate and continue clinical trials for our products and product candidates, including: enasidenib, ivosidenib, AG-881, mitapivat, and AG-270 and AG-636;
• continue our research and preclinical development of our product candidates;
• seek to identify additional product candidates;
• seek marketing approvals for our product candidates that successfully complete clinical trials;
• establish and maintain a sales, marketing and distribution infrastructure to commercialize any medicines for which we have or may obtain marketing approval, including IDHIFA® and TIBSOVO®;
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
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate and continue clinical trials of, and seek marketing approvals for, our product candidates. Although Celgene will reimburse us for our co-promotion efforts in the U.S. for IDHIFA® under the 2010 Agreement, if we obtain additional marketing approvals for any of our other product candidates, we expect to incur significant expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of Celgene or other collaborators. For example, in July 2018 the FDA approved TIBSOVO® for the treatment of adult patients with R/R AML with an IDH1 mutation as detected by an FDA approved test, and we have incurred and expect to continue to incur expenses related to the commercialization of TIBSOVO®. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.
We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2018, together with anticipated product and royalty revenue, anticipated interest income and anticipated expense reimbursements under our collaboration agreements, but excluding any additional program-specific milestone payments, will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2020. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:
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
• levels of product revenue from sales of TIBSOVO® and royalties on sales IDHIFA®;
• our ability to establish and maintain additional collaborations on favorable terms, if at all; and
• the extent to which we acquire or in-license other medicines and technologies.
• Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain additional marketing approvals and achieve product sales. In addition, TIBSOVO®, IDHIFA®, or other product candidates, if approved, may not achieve commercial success. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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
We were incorporated in the second half of 2007 and commenced operations in late 2008. Our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, undertaking preclinical and clinical studies of our product candidates, and establishing a commercial infrastructure. All of our product candidates are still in preclinical and clinical development, with the exception of IDHIFA® and TIBSOVO®. We have not yet demonstrated our ability to successfully complete any large-scale or pivotal clinical trials or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop one new medicine from the time it is discovered to when it is available for treating patients, assuming that it successfully completes all stages of research and development and achieves marketing approval, all of which is highly uncertain. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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

We may not be successful in our commercialization of TIBSOVO®. If we do not successfully commercialize TIBSOVO® for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation, our future prospects may be substantially harmed.
In July 2018, the FDA approved TIBSOVO® for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation. We are still evaluating ivosidenib in other clinical trials. Our ability to generate product revenue from TIBSOVO® will depend heavily on our successful development and commercialization of the product.
The development and commercialization of TIBSOVO® (ivosidenib) could be unsuccessful if:
• TIBSOVO® becomes no longer accepted as safe, efficacious, and cost-effective for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation in the medical community and by third-party payors;
• we fail to maintain the necessary financial resources and expertise to manufacture, market and sell TIBSOVO®;
• we fail to continue to develop and implement effective marketing, sales and distribution strategies and operations for the development and commercialization of TIBSOVO®;
• we fail to continue to develop, validate and maintain a commercially viable manufacturing process for TIBSOVO® that is compliant with current good manufacturing practices;
• we fail to successfully obtain third party reimbursement and generate commercial demand that results in sales of TIBSOVO®;
• we encounter any third party patent interference, derivation, inter partes review, post-grant review, reexamination or patent infringement claims with respect to ivosidenib;
• we fail to comply with regulatory and legal requirements applicable to the sale of TIBSOVO®;
• competing drug products are approved for the same indications as TIBSOVO®;
• new significant safety risks are identified;
• ivosidenib does not demonstrate acceptable safety and efficacy in current or future clinical trials, or otherwise does not meet applicable regulatory standards for approval in indications other than for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation.
If we experience significant delays or an inability to successfully develop and commercialize TIBSOVO® (ivosidenib), our business would be materially harmed.
The failure to maintain the CStone Agreement or the failure of CStone to perform its obligations under the CStone Agreement, could negatively impact our business.
In June 2018, we entered into an exclusive license agreement, or the CStone Agreement, with CStone Pharmaceuticals, or CStone, for the development and commercialization of ivosidenib, either as monotherapy or in combination with other therapies, in mainland China, Hong Kong, Macau and Taiwan, or the CStone Territory. Pursuant to the CStone Agreement, CStone will be responsible for the development and commercialization of ivosidenib in the CStone Territory. Our ability to generate royalty and milestone revenue under the CStone Agreement is dependent on CStone’s performance of its obligations under the agreement. We cannot control the amount and timing of resources that CStone will dedicate to these efforts.
We are subject to a number of other risks associated with our dependence on the CStone Agreement with respect to ivosidenib in the CStone Territory, including:
• CStone may fail to comply with applicable regulatory guidelines with respect to developing, manufacturing or commercializing ivosidenib, which could adversely impact future development or potential sales of ivosidenib in the CStone Territory or elsewhere;
• We and CStone could disagree as to future development plans and CStone may delay, fail to commence or stop future clinical trials or other development;
• There may be disputes between CStone and us, including disagreements regarding the CStone Agreement, that may result in the delay of or failure to achieve developmental, regulatory and sales objectives that would result in milestone or royalty payments, the delay or termination of any future development or commercialization of ivosidenib in the CStone Territory, and/or costly litigation or arbitration that diverts our management’s attention and resources;
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
The CStone Agreement is also subject to early termination, including through CStone’s right under certain circumstances to terminate upon advance notice to us. If the agreement is terminated early, we may not be able to find another collaborator for the further development and commercialization of ivosidenib in the CStone Territory on acceptable terms, or at all, and we may be unable to pursue continued development and commercialization of ivosidenib in the CStone Territory on our own.
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
If we are unable to identify suitable compounds for preclinical and clinical development, we will not be able to generate incremental product revenue in future periods, which likely would result in significant harm to our financial position and adversely impact our stock price.
We depend heavily on the success of our clinical product candidates. Clinical trials of our product candidates may not be successful. If we or our collaborators are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
We have invested a significant portion of our efforts and financial resources in the identification of our products and most advanced programs, which are IDHIFA® (enasidenib), TIBSOVO® (ivosidenib) and AG-881 for the treatment of hematological and solid tumors, mitapivat for the treatment of pyruvate kinase, or PK, deficiency, and AG-270 for the treatment of methylthioadenosine phosphorylase, or MTAP, deleted cancers. We have initiated clinical trials for all of these product candidates. The FDA approved IDHIFA® and TIBSOVO® for the treatment of adult patients with R/R AML with an IDH2 or IDH1 mutation, respectively. In June 2018, Celgene submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for IDHIFA® for IDH2 mutant-positive R/R AML. We plan to submit an MAA to the EMA for TIBSOVO® for IDH1 mutant-positive R/R AML in the fourth quarter of 2018 and a supplemental new drug application, or sNDA, to the FDA for TIBSOVO® for the treatment of IDH1 mutant-positive AML in newly-diagnosed patients not eligible for standard treatment by the end of January 2019. We have not commenced clinical trials for any of our other product candidates. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of our product candidates.
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
We, and any collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. We have not previously submitted similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. The FDA has approved IDHIFA® and TIBSOVO® for the treatment of adult patients with R/R AML and an IDH2 or IDH1 mutation, respectively. In June 2018 Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML. We plan to submit an MAA to the EMA for TIBSOVO® for IDH1 mutant-positive R/R AML in the fourth quarter of 2018 and a sNDA to the FDA for TIBSOVO® for the treatment of IDH1 mutant-positive AML in newly-diagnosed not eligible for standard treatment by the end of January 2019. However, we can provide no assurance that we will successfully submit such MAA or sNDA, or any NDA for any of our other product candidates, or that any MAA, NDA or sNDA submitted by us or Celgene will receive regulatory approval on the timeframe we expect, or at all.
Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of product development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. For instance, in December 2016, we withdrew our IND for AG-519, our second PKR activator, following verbal notification of a clinical hold from the FDA relating to a previously disclosed case of drug-induced cholestatic hepatitis which occurred in our phase 1 clinical trial of AG-519 in healthy volunteers. Although these decisions and this hepatic adverse event finding do not affect our ongoing clinical trials for mitapivat, our first PKR activator, we cannot provide any assurances that there will not be similar or other treatment-related severe adverse events in our other clinical trials of mitapivat, that our other trials will not be placed on clinical hold in the future, or that patient recruitment for our other trials will not be adversely impacted.
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
Utilizing our precision medicine approach, we focus our development activities on genetically or biomarker defined patients most likely to respond to our therapies. As a result, the potential patient populations for our clinical trials are narrowed, and we may experience difficulties in identifying and enrolling a sufficient number of patients in our clinical trials. In particular, the successful completion of our clinical development program for mitapivat for the treatment of PK deficiency is dependent upon our ability to enroll a sufficient number of patients with PK deficiency. PK deficiency is a rare disease with a small patient population. Further, there are only a limited number of specialist physicians that regularly treat patients with PK deficiency and major clinical centers that support PK deficiency are concentrated in a few geographic regions. The small population of patients, the nature of the disease and limited trial sites may make it difficult for us to enroll enough patients to complete our clinical trials for mitapivat for PK deficiency in a timely and cost-effective manner.
In addition, other companies are conducting clinical trials, or may in the future conduct clinical trials, which may have similar eligibility criteria as our current or future clinical trials. For example, Daiichi Sankyo Company, Ltd., with DS-1001b, Bayer AG, or Bayer, with BAY1436032, and Forma Therapeutics Holdings, LLC, with FT-2102, are conducting clinical trials that are targeted specifically towards patients with IDH1 mutant positive-cancers and/or include IDH mutant positive populations. Rocket Pharma LTD is in the preclinical stages of development for a gene therapy targeting PK deficiency. As these companies and others initiate and conduct clinical trials, they may compete for eligible patients with our clinical trials of ivosidenib, AG-881 or mitapivat. Competition for these patients may make it particularly difficult for us to enroll enough patients to complete our clinical trials for ivosidenib, AG-881 or mitapivat in a timely and cost-effective manner.
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
With the exception of IDHIFA® and TIBSOVO®, all of our most advanced product candidates are still in clinical stage development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, any future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If adverse effects were to arise in patients being treated with any of our product candidates, it could require us to halt, delay or interrupt clinical trials of such product candidate or adversely affect our ability to obtain requisite approvals to advance the development and commercialization of such product candidate. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any future collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in earlier stage testing for treating cancer, RGDs or other diseases have later been found to cause side effects that prevented further development of the compound. For instance, in December 2016, we withdrew our IND for AG-519, our second PKR activator, following verbal notification of a clinical hold from the FDA relating to a previously disclosed case of drug-induced cholestatic hepatitis which occurred in our phase 1 clinical trial of AG-519 in healthy volunteers. Although these decisions and this hepatic adverse event finding do not affect our ongoing clinical trials for mitapivat, we cannot provide any assurances that there will not be similar or other treatment-related severe adverse events in our other clinical trials for mitapivat, that our other trials will not be placed on clinical hold in the future, or that patient recruitment for our other trials will not be adversely impacted.
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
It is possible that the FDA or EMA may refuse to accept for substantive review any NDA, sNDA or MAA that we and/or Celgene submit for our product candidates, including the MAA that Celgene submitted for IDHIFA® and the MAA that we plan to submit for TIBSOVO® in the fourth quarter of 2018 or the sNDA that we plan to submit for TIBSOVO® by the end of 2019, or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates. If the FDA or EMA does not accept or approve our applications for any of our product candidates, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA- or EMA-required trials or studies, approval of any applications that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA or EMA to approve our applications. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us or Celgene from commercializing our product candidates, generating revenue and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for our product candidates, which could significantly harm our business.
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
We have little experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved medicine for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to other third parties. Although we have established sales and marketing capabilities to support our co-promotion efforts for IDHIFA® and the commercial launch of TIBSOVO®, we may need to further build our sales and marketing infrastructure to sell, or participate in sales activities with our collaborators for, our other product candidates if and when they are approved.
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
The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and we and our collaborators will face competition with respect to any product candidates that we or they may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates, such as AML and high risk myelodysplasia. For example, Jazz Pharmaceuticals plc, Abbvie Inc. (in collaboration with Roche Holdings Inc., or Roche), Novartis, Pfizer and Bayer are each developing or marketing therapies to treat AML. Some competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches, for example, in the area of RGDs. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.
We are developing most of our initial product candidates for the treatment of cancer. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy, and cancer drugs are frequently prescribed off-label by healthcare professionals. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that our product candidates, if approved, will be priced at a significant premium over competitive generic products, as is the case with TIBSOVO® and IDHIFA®. This may make it difficult for us to achieve our business strategy of using our product candidates in combination with existing therapies or replacing existing therapies with our product candidates.
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
There are also a number of product candidates in preclinical or clinical development by third parties to treat cancer and RGDs by targeting cellular metabolism. These companies include large pharmaceutical companies, including AstraZeneca plc, Bayer with BAY1436032, Daiichi Sankyo Company, Ltd. with its IDH1 mutant inhibitor DS-1001b, Eli Lilly and Company, Roche and its subsidiary Genentech, Inc., GlaxoSmithKline plc, Merck & Co., or Merck, Pfizer, Inc., and Genzyme, a Sanofi company. There are also biotechnology companies of various sizes that are developing therapies to target cellular metabolism, including BioMarin Pharmaceutical Inc., Calithera Biosciences, Inc., or Calithera, Cornerstone Pharmaceuticals, Inc., and Forma Therapeutics Holdings LLC with its IDH1 mutant inhibitor FT-2102. In addition, there are several companies developing immunotherapies, including metabolic immunotherapies, targeting cancer, including Arcus Biosciences, AstraZeneca PLC, Merck, Bristol-Myers Squibb Company, Calithera, Incyte Corporation, NewLink Genetics Corporation, Novartis, and Rheos Medicines. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
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
The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference-listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference-listed drug. The FDCA also provides a period of three years of new clinical investigation, data exclusivity in connection with the approval of a supplemental indication for the product for which a clinical trial is essential for approval.
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
Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.
The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the European Union’s General Data Protection Regulation 2016/679, or GDPR, imposes strict obligations on the processing of personal data, including personal health data, and the free movement of such data. The GDPR applies to any company established in the European Union as well as any company outside the European Union that processes personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, obligations relating to: processing health and other sensitive data; obtaining consent of individuals; providing notice to individuals regarding data processing activities; responding to data subject requests; taking certain measures when engaging third-party processors; notifying data subjects and regulators of data breaches; implementing safeguards to protect the security and confidentiality of personal data; and transferring personal data to countries outside the European Union, including the United States. The GDPR imposes additional obligations and risks upon our business and substantially increases the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages. Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR’s requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices or lead to government enforcement actions, private litigation or significant penalties against us and could have a material adverse effect on our business, financial condition or results of operations.
Risks Related to Our Dependence on Third Parties
We are reliant on Celgene for the successful development and commercialization of IDHIFA®. If Celgene does not successfully commercialize IDHIFA® for the treatment of adult patients with R/R AML and an IDH2 mutation, our future prospects may be substantially harmed.
In August 2017, the FDA approved IDHIFA® for the treatment of adult patients with R/R AML and an IDH2 mutation, on the basis of an NDA submitted by Celgene. Although IDHIFA® has received FDA approval in R/R AML with an IDH2 mutation, we and Celgene are still evaluating enasidenib in other clinical trials. Celgene maintains worldwide development and commercial rights to IDHIFA® and Celgene will fund the development and commercialization costs related to this program, although we have certain co-commercialization and co-promotion rights to IDHIFA®. Under the 2010 Agreement, Celgene is responsible for all development costs for enasidenib, and we are eligible to receive up to $80.0 million in milestone payments and a tiered royalty on any net sales of products containing IDHIFA®. Thus, our ability to generate revenue from IDHIFA® will depend heavily on Celgene’s successful development and eventual commercialization of the product.
The development and continued commercialization of IDHIFA® (enasidenib) could be unsuccessful if:
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

• we or Celgene encounter any third party patent interference, derivation, inter partes review, post-grant review, reexamination or patent infringement claims with respect to enasidenib;
• Celgene does not comply with regulatory and legal requirements applicable to the sale of IDHIFA®;
• competing drug products are approved for the same indications as IDHIFA®;
• new safety risks are identified;
• enasidenib does not demonstrate acceptable safety and efficacy in current or future clinical trials, or otherwise does not meet applicable regulatory standards for approval in indications other than for the treatment of adult patients with R/R AML and an IDH2 mutation;
• Celgene determines to re-prioritize its commercial or development programs and reduce or terminate its efforts on the development or commercialization of IDHIFA®; or
• Celgene does not maintain or defend intellectual property rights associated with enasidenib.
If we or Celgene experience significant delays or an inability to successfully develop and continue to commercialize IDHIFA® (enasidenib), our business would be materially harmed.
We depend on our collaborations and may depend on collaborations with additional third parties for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
We are party to several collaboration agreements, including the 2010 Agreement and the 2016 Agreement with Celgene, and the CStone Agreement. These collaborations involve complex allocations of rights, provide for milestone payments to us based on the achievement of specified clinical development, regulatory and commercial milestones, provide us with royalty-based revenue if certain product candidates are successfully commercialized and provide for cost reimbursements of certain development activities. We cannot predict the success of these collaborations.
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
Collaborations involving our product candidates, including our collaborations with Celgene and CStone, pose the following risks to us:
• Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations. Under the 2010 Agreement, programs under a co-development and co-commercialization agreement pursuant to the 2016 Agreement and the CStone Agreement, development and commercialization plans and strategies for licensed programs, such as enasidenib or, in the CStone Territory, ivosidenib, will be conducted in accordance with a plan and budget approved by a joint committee comprised of equal numbers of representatives from each of us and Celgene or CStone, as to which Celgene or CStone, as applicable, may have final decision-making authority.
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
• Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. For example, in September 2018, we and Celgene agreed to terminate the AG-881 Agreements effective as of September 4, 2018, as a result of which we will be responsible for future development costs of AG-881, other than certain agreed-up costs which we and Celgene shall split until December 31, 2018. Celgene can terminate its remaining agreements with us, in their entirety or with respect to enasidenib under the 2010 Agreement or any program under the 2016 Agreement, upon 90 days’ notice and can terminate each entire agreement with us in connection with a material breach of the agreement by us that remains uncured for a period ranging from 60 to 90 days. CStone has the right, under certain circumstances, to terminate the CStone Agreement upon advance notice to us, and may, subject to specified cure periods, terminate the CStone Agreement in the event of our uncured material breach or under specified circumstances relating to our insolvency.
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
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and comparable regulatory authorities in other countries. With the exception of IDHIFA® and TIBSOVO®, we and our collaborators have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. Celgene has submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML. We plan to submit an MAA to the EMA for TIBSOVO® for IDH1 mutant-positive R/R AML in the fourth quarter of 2018 and a sNDA to the FDA for TIBSOVO® for the treatment of IDH1 mutant-positive AML in newly-diagnosed patients not eligible for standard treatment by the end of January 2019. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process.
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
In order to market and sell our medicines in the E.U. and many other jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. In particular, although Celgene has submitted an

MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML, and we plan to submit an MAA to the EMA for TIBSOVO® for IDH1 mutant-positive R/R AML in the fourth quarter of 2018, Celgene or we may not be successful in obtaining EMA approval of IDHIFA® or TIBSOVO®, respectively, on a timely basis, or ever. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our medicines in any market.
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
Furthermore, other European countries may seek to conduct referenda with respect to continuing membership with the European Union. We do not know to what extent Brexit or other comparable initiatives, or any resulting changes, would affect our ability to conduct clinical trials or obtain marketing approval in these jurisdictions, and each could materially impact our ability to conduct clinical trials or obtain marketing approval on a timely basis, or at all.
A fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process, nor does it assure approval of the product candidate by FDA.
In the United States, enasidenib and ivosidenib received fast track designation for treatment of patients with AML that harbor an IDH2 and IDH1 mutation, respectively. If a drug is intended for the treatment of a serious or life-threatening disease or condition and the drug demonstrates the potential to address unmet medical needs for this disease or condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for such designation, the FDA may decide not to grant it. Even if our product candidates receive fast track designation, we may not experience a faster development process, review or approval, if at all, compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.
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
The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our medicines for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws, which violations may result in the imposition of significant administrative, civil and criminal penalties.
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
The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of European Union Member States, such as the U.K. Bribery Act 2010, or the Bribery Act. Infringement of these laws could result in substantial fines and imprisonment.
Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation (GDPR), which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.
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
In addition, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services (HHS) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
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
As of September 30, 2018, our executive officers, directors and a small group of stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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

Item 6.  Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation	8-K	001-36014	July 30, 2013	3.1
3.2	Amended and Restated By-Laws	8-K	001-36014	July 30, 2013	3.2
10.1	Amended and Restated Letter Agreement, dated as of August 30, 2018, between the Registrant and David P. Schenkein, M.D.					X
10.2	Letter Agreement, dated as of August 30, 2018, between the Registrant and Jacqualyn A. Fouse, Ph.D					X
31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are not embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGIOS PHARMACEUTICALS, INC.

November 1, 2018	By:	/s/ David P. Schenkein
David P. Schenkein President and Chief Executive Officer (principal executive officer)

November 1, 2018	By:	/s/ Andrew Hirsch
Andrew Hirsch Chief Financial Officer (principal financial officer)