Form 10-K
period 2018-12-31
AGIOS PHARMACEUTICALS INC
filed 2019-02-14
CIK 1439222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐         No   ☑
The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 29, 2018 (based on the last reported sale price on the Nasdaq Global Select Market as of such date) was $4,271,074,700.
As of February 8, 2019, there were 58,395,419 shares of Common Stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements regarding:
•the initiation, timing, progress and results of current and future preclinical studies and clinical trials, and our research and development programs;
•the potential of isocitrate dehydrogenase 1 and 2, or IDH1 and IDH2, respectively, mutations, pyruvate kinase-R, methionine adenosyltransferase 2a, or MAT2A, and dihydroorotate dehydrogenase, or DHODH, as therapeutic targets;
•the potential benefits of our product and product candidates targeting IDH1 or IDH2 mutations, pyruvate kinase-R, MAT2A or DHODH, including TIBSOVO® (ivosidenib), IDHIFA® (enasidenib), vorasidenib (AG-881), mitapivat, AG-270 and AG-636;
•our plans to develop and commercialize our product candidates, including our ability to successfully commercialize TIBSOVO® and to successfully commercialize IDHIFA® with our partner Celgene Corporation, or Celgene;
•our collaborations with Celgene and CStone Pharmaceuticals, or CStone;
•our ability to establish and maintain additional collaborations or obtain additional funding;
•the timing or likelihood of regulatory filings and approvals, including the Marketing Authorization Application, or MAA, that we submitted in December 2018 to the European Medicines Agency, or EMA, for TIBSOVO® for the treatment of adult patients with relapsed or refractory acute myeloid leukemia, or R/R AML, with an IDH1 mutation; the supplemental new drug application, or sNDA, that we submitted in December 2018 to the U.S. Food and Drug Administration, or FDA, for TIBSOVO® for the treatment of patients with newly diagnosed AML with an IDH1 mutation who are not eligible for standard treatment; and the sNDA for TIBSOVO® for second line or later IDH1 mutant-positive cholangiocarcinoma that we plan to submit to the FDA by the end of 2019;
•the implementation of our business model and strategic plans for our business, product candidates and technology;
•our commercialization, marketing and manufacturing capabilities and strategy;
•the rate and degree of market acceptance and clinical utility of our products;
•our competitive position;
•our intellectual property position;
•developments and projections relating to our competitors and our industry; and
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.
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
Item 1. Business
We are a biopharmaceutical company committed to the fundamental transformation of patients’ lives through scientific leadership in the field of cellular metabolism and adjacent areas of biology, with the goal of making transformative, first- or best-in-class medicines for the treatment of cancer and rare genetic diseases, or RGDs. To address both cancer and RGDs, we take a systems biology approach to deeply understand disease states, drive the discovery and validation of novel therapeutic targets, and define patient selection strategies, thereby increasing the probability that our experimental medicines will have the desired therapeutic effect.
In July 2018, the FDA granted us approval of our wholly-owned product, TIBSOVO® (ivosidenib) for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation as detected by an FDA-approved test. TIBSOVO®, an oral targeted inhibitor of the mutated IDH1 enzyme, is the first and only FDA-approved therapy for patients with R/R AML and an IDH1 mutation. In December 2018, we submitted an MAA to the EMA for TIBSOVO® for the treatment of adult patients with R/R AML. Also in December 2018, we submitted a sNDA to the FDA for TIBSOVO® for the treatment of patients with newly diagnosed AML with an IDH1 mutation who are not eligible for standard treatment. In addition, we are currently evaluating ivosidenib in the clinical trials described below.
Our other commercial cancer product is IDHIFA® (enasidenib). In August 2017, the FDA granted our collaboration partner Celgene approval of IDHIFA® for the treatment of adult patients with R/R AML and an IDH2 mutation as detected by an FDA-approved test. IDHIFA®, an oral targeted inhibitor of the mutated IDH2 enzyme, is the first and only FDA-approved therapy for patients with R/R AML and an IDH2 mutation. We are eligible to receive royalties at tiered low-double digit to mid-teen percentage rates on any net sales of IDHIFA® and have exercised our rights to provide up to one-third of the field-based commercialization efforts in the United States. Celgene has submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML. In addition, we and Celgene are currently evaluating enasidenib in the clinical trials described below.
Our pre-commercial clinical cancer product candidates are vorasidenib (AG-881), AG-270, and AG-636.
Vorasidenib (AG-881) is a brain-penetrant pan-IDH mutant inhibitor. These mutations are found in a wide range of hematological malignancies and solid tumors. We are currently evaluating vorasidenib (AG-881) in the clinical trials described below. We expect to initiate a registration-enabling phase 3 study of vorasidenib (AG-881) in low-grade glioma with an IDH1 mutation by the end of 2019.
AG-270 is an orally available selective potent inhibitor of MAT2A. We are currently evaluating AG-270 in a phase 1 dose-escalation trial in multiple tumor types carrying a methylthioadenosine phosphorylase, or MTAP, deletion, and expect to complete dose escalation and initiate dose expansion arms of this trial in the first half of 2019.
AG-636 is an inhibitor of the metabolic enzyme DHODH. In October 2018, we submitted an investigational new drug application, or IND, for AG-636 for the treatment of hematologic malignancies, which was accepted by the FDA in November 2018. We expect to initiate a phase 1 dose-escalation trial of AG-636 in lymphoma in the first half of 2019.
The lead product candidate in our RGD portfolio, mitapivat, targets pyruvate kinase-R for the treatment of pyruvate kinase, or PK, deficiency. PK deficiency is a rare genetic disorder that often results in severe hemolytic anemia, jaundice and lifelong conditions associated with chronic anemia and secondary complications due to inherited mutations in the pyruvate kinase enzyme within red blood cells, or RBCs. In April 2018, we initiated ACTIVATE-T, a single arm, global, pivotal trial of mitapivat in approximately 20 regularly transfused patients with PK deficiency. In June 2018, we initiated ACTIVATE, a 1:1 randomized, placebo-controlled, global, pivotal trial of mitapivat in approximately 80 patients with PK deficiency who do not receive regular transfusions. We also initiated a phase 2 proof of concept trial of mitapivat in thalassemia in December 2018.
In addition to the aforementioned development programs, we are seeking to advance a number of early-stage discovery programs in the areas of cancer metabolism, RGDs and metabolic immuno-oncology, or MIO, a developing field which aims to modulate the activity of relevant immune cells by targeting critical metabolic nodes, thereby enhancing the immune mediated anti-tumor response.
Whenever possible, we focus our clinical development strategy on a targeted approach with initial study designs that allow for genetically or biomarker defined patient populations, enabling the potential for proof of concept early in clinical development, along with the potential for accelerated approval. Our ability to identify, validate and drug novel targets is enabled by a set of core capabilities. Key proprietary aspects of our core capabilities in cellular metabolism include our ability to measure the activities of numerous metabolic pathways in cells or tissues in a high throughput fashion and our expertise in “flux biochemistry.” This refers to the dynamic analysis of how metabolites, which are intermediates or small molecule products of metabolism, accumulate or diminish as they are created or chemically altered by multiple networks of metabolic enzymes. Complex mathematical modeling of metabolic pathways, enzymatic activity and the flux of metabolites through metabolic enzymatic reactions within diseased tissues can allow us to identify novel biological parameters that can be measured to characterize a disease state or the effect of therapy, or biomarkers, and targets for drug discovery.
Our Strategy
We aim to build a sustainable, multi-product company, based on our expertise in cellular metabolism and adjacent biology that discovers, develops and commercializes first- or best-in-class medicines to treat cancer and RGDs. Key elements of our strategy include:
•Aggressively pursuing the discovery and development of novel medicines to transform the lives of patients with cancer and RGDs.
•Maintaining our competitive advantage and focus in the field of cellular metabolism by building a research platform in cancer metabolism, RGDs and MIO.
•Collaborating closely with the FDA and other regulatory bodies to aggressively pursue early registration potential for our product candidates.
•Building a preeminent independent biopharmaceutical company by engaging in discovery, development and commercialization of our medicines.
•Maintaining a commitment to precision medicine in drug development.
Our Guiding Principles
We are driven by a disciplined focus on developing medicines that transform the lives of patients with cancer and RGDs. We maintain a culture of high integrity that embraces the following guiding principles, which we believe will provide long-term benefits for all our stakeholders:
•Follow the science and do what is right for patients.
•Maintain a culture of incisive decision-making driven by deep scientific interrogation and “respectful irreverence.”
•Foster a collaborative spirit that includes all employees regardless of function or level.
•Leverage deep strategic relationships with our academic and commercial partners to improve the quality of our discovery and development efforts.
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
The most common methods of treating patients with cancer are surgery, radiation and drug therapy. A cancer patient often receives treatment with a combination of these methods. These treatment regimens are often associated with severe side effects, including fatigue, infection, nausea and vomiting and pain. Surgery and radiation therapy are particularly effective in patients in whom the disease is localized. Physicians generally use systemic drug therapies in situations in which the cancer has spread beyond the primary site or cannot otherwise be treated through surgery. The goal of drug therapy is to kill cancer cells or to damage cellular components required for rapid growth and survival of cancer cells. In many cases, drug therapy entails the administration of several different drugs in combination. Over the past several decades, drug therapy has evolved from non-specific drugs that kill both healthy and cancerous cells to drugs that target specific molecular pathways involved in cancer.
Cytotoxic chemotherapies
The earliest approach to cancer treatment was to develop drugs, referred to as cytotoxic drugs, which kill rapidly proliferating cancer cells through non-specific mechanisms, such as disrupting cell metabolism or causing damage to cellular components required for survival and rapid growth. While these drugs (e.g., CYTOXAN®, Adriamycin®) have been effective in the treatment of some cancers, they act in an indiscriminate manner, killing healthy as well as cancerous cells. Due to their mechanism of action, many cytotoxic drugs have a narrow dose range above which the toxicity causes unacceptable or even fatal levels of damage and below which the drugs are not effective in eradicating cancer cells.
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
Emerging areas
Several new approaches to develop novel cancer treatments are underway. They include: treatment with drugs or other methods that stimulate the normal immune system to attack the cancer (immuno-oncology), including immunotherapies based on checkpoint inhibitors (e.g., Keytruda®, Opdivo® and Yervoy®) which block the inactivation of endogenous T cells and allow them to attack the tumor; chimeric antigen receptor and T cell receptor technologies to genetically engineer T cells to recognize and kill cancer cells; antibody drug conjugates (e.g., Kadcyla®) that carry a powerful chemotherapy payload that is only released into the cancer cell; and drugs that target the changes in gene activity that occurs in cancer cells (epigenetics).
Cancer metabolism is an exciting field of biology that provides a fundamentally different approach to treating cancer. Cancers become addicted to certain fuel sources and inherently alter their cellular machinery to change how they consume and utilize nutrients. Cancer cells increase the transport and utilization of nutrients into the cell by 200-400 fold compared to normal cells. Collectively, these changes afford cancer cells the ability to generate the building blocks that drive tumor growth. Inhibiting key enzymes in cancer cell specific metabolic pathways has the potential to disrupt tumor cell proliferation and survival without affecting normal cells, thus providing a powerful new intervention point for discovery and development of novel targeted cancer therapeutics. Our research is directed at identifying such metabolic targets and discovering medicines against them.
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
Most of these diseases are rare or ultra-rare orphan diseases, often with severe or life-threatening features. A disorder is considered orphan if it affects fewer than 200,000 people in the United States, or fewer than five per 10,000 people in the European Union, or EU. In a study in British Columbia, the overall incidence of RGDs was estimated to be 70 per 100,000 live births or one in 1,400 births, overall representing more than approximately 15% of single gene disorders in the population. Incidence of a single RGD can vary widely but is generally rare, usually equal to or less than one per 100,000 births. Many RGDs are likely to be under-diagnosed given the lack of available therapies or diagnostics and the rarity of the condition.
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
We focus on RGDs that share the following common set of features:
•single gene defect;
•severe clinical presentation with evidence that disease damage is progressive but potentially reversible;
•adequate number of patients for prospective clinical trials; and
•an assessment of the target, based upon a detailed mutational, structural, and metabolomic analysis, to determine if a small molecule approach to correcting the disease is possible.
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
The following summarizes our products and most advanced product candidates as of February 1, 2019, each of which is described in further detail below:
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
Using our proprietary metabolic platform, we and our collaborators examined the mutated pathway and discovered that the mutated IDH enzymes had adopted a novel “gain of function” activity that allows only the mutated IDH enzyme to produce large amounts of a metabolite called 2-hydroxygluturate, or 2HG. We have shown that the excessive levels of the metabolite 2HG produced by the tumor fuel cancer growth and survival via multiple cellular changes that lead to a block in cell maturation, or differentiation. We have shown that inhibition of these mutated proteins can lead to clinical benefit for the subset of cancer patients whose tumors carry these mutations. By reducing elevated 2HG levels, our IDH inhibitors reverse the block in cellular differentiation, allowing tumorous cells to differentiate into normally functioning cells in patients with acute myeloid leukemia, or AML. We have identified selective development candidates that separately target and inhibit the mutated forms of IDH1 and IDH2. To date, our clinical data with ivosidenib and enasidenib, our lead inhibitors of mutant IDH1 and IDH2, respectively, demonstrate evidence of cellular differentiation, normalization of cell counts and mutational clearance in the bone marrow and blood, a mechanism of response that is consistent with preclinical studies, including substantial reduction of plasma 2HG levels. This targeted differentiation effect is distinct from that seen with traditional cytotoxic chemotherapeutics, which lead to cell death, commonly used to treat cancer. Our goal is to establish our IDH mutation inhibitors as a cornerstone of AML therapy spanning all treatment lines.
To date, IDH1 and IDH2 mutations have been found to be prevalent in a broad range of advanced hematologic and solid tumors. The following tables summarize our current estimates on the occurrence of IDH1 and IDH2 mutations in certain hematologic and solid tumors. We believe our estimates may expand as more cancer treatment centers screen for these IDH mutations.

Mutation	Indications	% with IDH mutations
IDH1	AML	~6-10%
	Cholangiocarcinoma	~10-14%
	Low grade glioma	~80%

IDH2	AML	~9-13%
Based on literature analysis; estimates will continue to evolve with additional future data.
Ivosidenib
Ivosidenib is an orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH1 mutations. We hold worldwide development and commercial rights to ivosidenib and have licensed certain development and commercialization rights to ivosidenib in mainland China, Hong Kong, Macau, and Taiwan to CStone, pursuant to an exclusive license agreement with CStone, or the CStone Agreement, discussed more fully below. We will fund the future development and commercialization costs related to this program with the exception of development and commercialization activities of CStone under the CStone Agreement. Mutations in IDH1 have been identified in difficult to treat hematologic and solid tumor cancers, including AML, chondrosarcoma, cholangiocarcinoma, and glioma, where both the treatment options and prognosis for patients are poor.
In July 2018, the FDA approved TIBSOVO® for the treatment of adult patients with R/R AML and a susceptible IDH1 mutation. The FDA's approval of TIBSOVO® in R/R AML was based on clinical data from a phase 1 open-label, single-arm, multicenter dose-escalation and expansion trial of adult patients with advanced R/R AML and an IDH1 mutation. In December 2018, we submitted an MAA to the EMA for TIBSOVO® for the treatment of adult patients with R/R AML. Also in December 2018, we submitted a sNDA to the FDA for TIBSOVO® for the treatment of patients with newly diagnosed AML with an IDH1 mutation who are not eligible for standard treatment.
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

In December 2018, we presented interim data from this trial at the American Society of Hematology meeting in San Diego, California, or ASH 2018.
Phase 1/2 frontline combination trial (enasidenib is also being evaluated)
Ivosidenib is being evaluated in a phase 1/2 frontline combination clinical trial of either ivosidenib or enasidenib in combination with VIDAZA® (azacitidine) in newly diagnosed AML patients not eligible for intensive chemotherapy, with a phase 1 component to determine the safety of the combinations, followed by a phase 2 randomized component evaluating the safety and clinical activity of each investigational combination versus single-agent VIDAZA® (azacitidine) using a primary endpoint of overall response rate. The trial has completed enrollment.
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
Phase 3 frontline combination trial
We plan to support, with Celgene, the initiation of an intergroup sponsored, global, registration-enabling phase 3 trial combining ivosidenib or enasidenib and standard induction and consolidation chemotherapy with a primary endpoint of event-free survival in frontline AML patients with an IDH1 or IDH2 mutation in the first quarter of 2019. The trial is expected to enroll approximately 500 patients with an IDH1 mutation and approximately 500 patients with an IDH2 mutation.
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
In June 2017, we reported updated interim data from the dose escalation and dose expansion cohorts of our ongoing phase 1 clinical trial evaluating ivosidenib in patients with IDH1 mutant-positive cholangiocarcinoma at American Society of Clinical Oncology meeting in Chicago, Illinois. In November 2017, we reported updated interim data from the dose expansion cohort of our ongoing phase 1 clinical trial evaluating ivosidenib in patients with progressive low-grade IDH1 mutant-positive glioma at the Society for Neuro-Oncology Annual Meeting in San Francisco, California, or SNO 2017.
ClarIDHy
Ivosidenib is being evaluated in ClarIDHy, a registration-enabling phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial of ivosidenib in previously-treated patients with nonresectable or metastatic cholangiocarcinoma with an IDH1 mutation. The trial has an overall endpoint of PFS. The trial was initiated in December 2016 and enrollment was completed in the first quarter of 2019. Assuming a positive trial result, we plan to submit a sNDA to the FDA for TIBSOVO® for second line or later IDH1 mutant-positive cholangiocarcinoma by the end of 2019.
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
Celgene maintains worldwide development and commercial rights to enasidenib and will fund the future development and commercialization costs related to this program. In April 2010, we entered into a collaboration agreement with Celgene focused on cancer metabolism, or the 2010 Agreement. Under the remaining terms of the 2010 Agreement, Celgene is responsible for all development costs for enasidenib, and we are eligible to receive up to $80.0 million in potential milestone payments, which are comprised of: (i) up to $55.0 million in milestone payments upon achievement of specified ex-U.S. regulatory milestone events, of which $35.0 million relates to the first regulatory approval in any of China, Japan or a major European country, and (ii) a $25.0 million milestone payment upon achievement of a specified ex-U.S. commercial milestone event. Additionally, we are eligible to receive tiered royalties on any net sales of IDHIFA®.
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
Vorasidenib (AG-881): brain penetrant pan-IDH program
Vorasidenib (AG-881) is an orally available, selective, brain-penetrant, pan-IDH mutant inhibitor. We are currently focusing our development efforts for vorasidenib (AG-881) in glioma. In connection with the termination of the AG-881 Agreements discussed below, Celgene shall be eligible to receive royalties from us at a low single-digit percentage rate on worldwide net sales of products containing vorasidenib (AG-881).
Phase 1 clinical trial (advanced solid tumors)
We are conducting a phase 1 multi-center, open-label clinical trial of vorasidenib (AG-881) in patients with advanced IDH1 or IDH2 mutant-positive solid tumors, including glioma. The goal of this trial is to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and clinical activity of vorasidenib (AG-881) in advanced solid tumors. An maximum tolerated dose was established and enrollment in this trial is complete. In June 2018, we presented the first data from this trial at ASCO 2018.
In the first quarter of 2018, we initiated a perioperative study with ivosidenib and vorasidenib (AG-881) in low grade glioma to further investigate their effects on brain tumor tissue. As agreed with Celgene in connection with the termination of the AG-881 Agreements, Celgene continued to co-fund certain costs associated with the ongoing phase 1 clinical development of vorasidenib (AG-881) through December 31, 2018 and we funded the perioperative study ourselves as previously agreed with Celgene.
We expect to initiate a registration-enabling phase 3 study of vorasidenib (AG-881) in low-grade glioma with an IDH1 mutation by the end of 2019.
PKR Activator Program
PK is the enzyme involved in the second to last reaction in glycolysis — the conversion of glucose into lactic acid. This enzyme is critical for the survival of the cell and has several tissue-specific isoforms (PKR, PKL, PKM1 and PKM2). PKR is the isoform of pyruvate kinase that is present in RBCs. Mutations in PKR cause defects in red cell glycolysis and lead to a hematological RGD known as pyruvate kinase deficiency, or PK deficiency. Glycolysis is the only pathway available for RBCs to maintain the production of adenosine triphosphate, or ATP, which is a form of chemical energy within cells. Accordingly, total absence of the PKR gene is not compatible with life. PK deficiency leads to a shortened life span for RBCs and is the most common form of non-spherocytic hemolytic anemia in humans.
PK deficiency is a rare genetic disorder and disease understanding is still evolving. We estimate that the prevalence of PK deficiency is between approximately 1-in-75,000 and 1-in-200,000 people, and we believe that the disease is likely under-diagnosed. There is no unique ethnic or geographic representation of the disease. The disease manifests by mild to severe forms of anemia caused by the excessive premature destruction of RBCs. The precise mechanism for the destruction is not well understood but is thought to result from membrane instability secondary to the metabolic defect caused by the low level of PKR enzyme. The hemolysis is “extra-vascular” in that the RBCs are destroyed in small capillaries or organs and do not spontaneously break open in the circulation. PK deficiency is an autosomal recessive disease whereby all patients inherit two mutations, one from each parent. Children with the disease produce PKR enzyme that has only a fraction of the normal level of activity (generally <50%). Parents of affected children have only one copy of the mutated PKR enzyme and are clinically normal. More than 250 different mutations have been identified to date. As a result, there are many different possible mutant combinations and no one clear mutational profile. The mutations observed in PK deficiency patients are classified in two main categories. A missense mutation causes a single amino acid change in the protein, generally resulting in some functional protein in the RBCs. A non-missense mutation is any mutation other than a missense mutation, generally resulting in little functional protein in the RBCs. It is estimated that 58 percent of patients with PK deficiency have two missense mutations, 27 percent have one missense and one non-missense mutation, and 15 percent have two non-missense mutations. Boston Children’s Hospital, in collaboration with us, is conducting a Natural History Study to better understand the symptoms and complications of PK deficiency, identify patients and treatment centers, and capture other clinical data, including genetic information. We initiated a global registry for adult and pediatric patients with PK deficiency in the first quarter of 2018 to increase understanding of the long-term disease burden of this chronic anemia.

Mitapivat: PK Activator
Mitapivat is an orally available small molecule and a potent activator of the wild-type (normal) and mutated PKR enzymes, which has resulted in restoration of ATP levels and a decrease in 2,3-diphosphoglycerate levels in blood sampled from patients with PK deficiency and treated ex-vivo with mitapivat. The wild-type PKR activity of mitapivat allowed us to study enzyme activation in healthy volunteers, providing an opportunity for us to understand the safety, dosing and pharmacodynamic activity of mitapivat prior to entering a proof-of-concept study in patients. We have worldwide development and commercial rights to mitapivat and expect to fund the future development and commercialization costs related to this program. The FDA granted orphan drug designation for mitapivat for treatment of patients with PK deficiency and granted fast track designation to mitapivat for the treatment of patients with PK deficiency. In December 2016, we announced our decision to advance mitapivat into pivotal development as the first potential disease-modifying treatment for PK deficiency.
DRIVE-PK
In June 2015, we initiated DRIVE PK, a global phase 2, first-in-patient, open-label safety and efficacy clinical trial of mitapivat in adult, transfusion-independent patients with PK deficiency.  In June 2016, we reported the first clinical data from DRIVE PK at the 22nd Congress of the European Hematology Association establishing proof of concept for mitapivat. The trial reached target enrollment of 52 patients in November 2016, and in December 2017, we reported updated data from the trial at the American Society of Hematology meeting in San Diego, California.
ACTIVATE and ACTIVATE-T
In April 2018, we initiated ACTIVATE-T, a single arm, global, pivotal trial of mitapivat in approximately 20 regularly-transfused patients with PK deficiency. The primary endpoint of the ACTIVATE-T trial is a greater than 33% reduction in transfusion burden over a six-month period compared to the patient’s transfusion history.
In June 2018, we initiated ACTIVATE, a 1:1 randomized, placebo-controlled, global, pivotal trial of mitapivat in approximately 80 patients with PK deficiency who do not receive regular transfusions. The primary endpoint of the ACTIVATE trial is the proportion of patients who achieve at least a 1.5 g/dL increase in hemoglobin sustained over multiple visits compared to placebo. We expect to complete enrollment of these trials in 2019.
Phase 2 clinical trial (thalassemia)
In December 2018, we initiated a phase 2, open-label safety and efficacy clinical trial of mitapivat in approximately 20 adult patients with non-transfusion-dependent thalassemia. The primary endpoint of the trial is the proportion of patients who achieve at least a 1.0 g/dL increase in hemoglobin levels at 12 weeks as compared to baseline hemoglobin levels. Patients in the trial will receive a twice-daily oral dose of mitapivat administered as a single agent at an initial dose of 50mg or 100mg for up to 24 weeks, with the goal of achieving proof-of-concept for mitapivat in this patient population by the end of 2019.
AG-270: Targeting MAT2A for the treatment of MTAP-deleted cancers
AG-270, an orally available selective potent inhibitor of MAT2A, is our development candidate focused on MTAP-deleted cancer. MTAP is a metabolic gene that is deleted in approximately 15 percent of all cancers. We have shown in preclinical studies that MTAP deletion predicts sensitivity to inhibition of a subset of enzymes involved in the synthesis or utilization of the methyl donor S-adenosylmethionine, or SAM. Among this subset of enzymes, we have targeted MAT2A, the enzyme responsible for the synthesis of SAM in tumor cells.
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
In March 2018, we initiated a phase 1 dose-escalation trial of AG-270 in multiple tumor types carrying an MTAP deletion. The purpose of this phase 1 multi-center, open-label study is to evaluate the safety, pharmacokinetics, pharmacodynamics and clinical activity of AG-270 in approximately 50 patients with advanced solid tumors or lymphoma with an MTAP deletion. AG-270 is administered as a single agent dosed orally once daily in 28-day cycles. The first part of the trial is a dose-escalation phase in which cohorts of patients will receive ascending doses of AG-270 to determine the pharmacokinetics, pharmacodynamics and optimal dose. The second part of the trial is a dose expansion phase where additional patients will receive AG-270 at the optimal dose to further evaluate its safety, tolerability and clinical activity as a potential dose for future studies. We expect to complete dose escalation and initiate two dose expansion arms of this trial in the first half of 2019; one as a single agent in a variety of MTAP-deleted cancers and the second in a solid tumor in combination with standard of care.

AG-636: Targeting DHODH for the treatment of hematologic malignancies
In October 2018, we submitted an IND for AG-636, an inhibitor of DHODH, licensed by us from Aurigene Discovery Technologies Limited, or Aurigene, for the treatment of hematologic malignancies. The IND was accepted by the FDA in November 2018.
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
We plan to initiate a phase 1 clinical trial of AG-636 in lymphoma in the first half of 2019.
Collaborations with Celgene
2016 Agreement
In May 2016, we entered into the 2016 Agreement focused on MIO, a developing field which aims to modulate the activity of relevant immune cells by targeting critical metabolic nodes, thereby enhancing the immune mediated anti-tumor response. In addition to new programs identified under the 2016 Agreement, both parties also agreed that all future development and commercialization of two remaining cancer metabolism programs discovered under the 2010 Agreement, including AG-270, an inhibitor of MAT2A, will now be governed by the 2016 Agreement.
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
Financial terms. Under the terms of the 2016 Agreement, we received an initial upfront payment in the amount of $200.0 million. The 2016 Agreement provides specified rights to extend the research term for up to two, or in specified cases, up to four, additional years by paying a $40.0 million per-year extension fee. Celgene will pay an $8.0 million designation fee for each program that Celgene designates for further development and for each continuation program. During the year ended December 31, 2018, we received $8.0 million from Celgene upon the designation of AG-270, our MAT2A inhibitor, as a development candidate. For each program as to which Celgene exercises its option to develop and commercialize, subject to antitrust clearance, Celgene will pay an option exercise fee of at least $30.0 million for any designated development program and at least $35.0 million for any continuation programs. In certain cases, Celgene may exercise its option to develop and commercialize two early-stage I&I programs, prior to Celgene designating the program for further development, by paying an option exercise fee of $10.0 million.
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
Opt-out right. Under the 2016 Agreement, we may elect to opt out of the cost and profit share under any co-development and co-commercialization agreement, subject to specified exceptions. Upon opting out, Celgene will have the sole right to develop, manufacture and commercialize the applicable licensed products throughout the world, at its cost, and we will undertake transitional activities reasonably necessary to transfer the development, manufacture and commercialization of such licensed products to Celgene, at our expense. Further, in lieu of the profit or loss sharing described above, we would be eligible to receive royalties at tiered, low double-digit percentage rates on Celgene’s net sales, if any, of the applicable licensed products. However, we would continue to be eligible to receive the developmental and regulatory milestone-based payments described above.
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
Ivosidenib Letter Agreement
On May 17, 2016, we entered into a letter agreement with Celgene regarding ivosidenib, or the Ivosidenib Letter Agreement. Under the Ivosidenib Letter Agreement, the parties agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which ivosidenib is the lead development candidate. Under the 2010 Agreement, Celgene had held development and commercialization rights to the IDH1 program outside of the United States, and we held such rights inside the United States. As a result of the Ivosidenib Letter Agreement, we obtained global rights to ivosidenib and the IDH1 program. Neither party will have any further financial obligation, including royalties or milestone payments, to the other concerning ivosidenib or the IDH1 program. Under the terms of the Ivosidenib Letter Agreement, the parties also agreed to conduct specified transitional activities in connection with the termination. In addition, pursuant to the Ivosidenib Letter Agreement, the parties are released from their exclusivity obligations under the 2010 Agreement with respect to the IDH1 program. The Ivosidenib Letter Agreement does not affect the AG-881 Agreements, which were directed to both the IDH1 target and the IDH2 target.
Termination of AG-881 Agreements
In September 2018, we and Celgene agreed to terminate our joint worldwide collaboration focused on the development and commercialization of vorasidenib (AG-881) products, or the AG-881 Agreements, effective as of September 4, 2018. From and after September 4, 2018, we obtained sole global rights to vorasidenib (AG-881). Neither we nor Celgene will have any further financial obligation under the AG-881 Agreements, including milestones, royalties or other payments, except that (a) Celgene shall be eligible to receive royalties from us at a low single-digit percentage rate on worldwide net sales of products containing vorasidenib (AG-881) and (b) we and Celgene shall split certain agreed-upon worldwide development costs for vorasidenib (AG-881) until December 31, 2018. In addition, for a specified period and subject to specified exceptions, Celgene and its affiliates shall be prohibited from developing, manufacturing or commercializing any product that inhibits IDH1 at specified levels of binding for any indication and we shall be prohibited from developing, manufacturing or commercializing vorasidenib (AG-881) in hematologic indications.
2010 Agreement
The 2010 Agreement, which was entered into in April 2010, was amended in October 2011 and July 2014. The goal of the collaboration was to discover, develop and commercialize disease-altering therapies in oncology based on our cancer metabolism research platform. We initially led discovery, preclinical and early clinical development for all cancer metabolism programs under the collaboration. The discovery phase of the 2010 Agreement expired in April 2016.
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
Financial terms. Under the remaining terms of the 2010 Agreement, we are eligible to receive up to $80.0 million in potential milestone payments for the IDHIFA® program. The potential milestone payments are comprised of: (i) up to $55.0 million in milestone payments upon achievement of specified ex-U.S. regulatory milestone events, of which $35.0 million relates to the first regulatory approval in any of China, Japan or a major European country, and (ii) a $25.0 million milestone payment upon achievement of a specified commercial milestone event.
Under the 2010 Agreement, we may also receive royalties at tiered, low-double digit to mid-teen percentage rates on net sales of IDHIFA®. Assuming all other revenue recognition criteria are met, royalty payments will be recognized as revenue in the period in which they are earned. During the year ended December 31, 2018, we earned $7.2 million in royalty revenue under the 2010 Agreement.

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
CStone Agreement
In June 2018, we entered into the CStone Agreement for the development and commercialization of certain products containing ivosidenib in mainland China, Hong Kong, Macau, and Taiwan for therapeutic uses in humans, excluding brain cancer, unless later adopted by us in our sole discretion. We retain development and commercialization rights for the rest of the world.
Pursuant to the CStone Agreement, CStone will initially be responsible for the development and commercialization of ivosidenib in AML and cholangiocarcinoma, as well as other indications that the parties mutually agree to in the future. CStone will also be responsible, at our discretion, for the development and commercialization of ivosidenib in brain cancer indications. We granted CStone specified intellectual property licenses to enable CStone to perform its obligations and exercise its rights under the CStone Agreement, including license grants to enable CStone to conduct development and commercialization activities pursuant to the terms of the CStone Agreement.
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
We file, or collaborate with third parties to file, patent applications directed to our key product candidates, including TIBSOVO® (ivosidenib), IDHIFA® (enasidenib), AG-881 (vorasidenib), mitapivat, AG-270 and AG-636, in an effort to establish intellectual property positions regarding new chemical entities relating to these product candidates as well as uses of new chemical entities in the treatment of diseases. We also seek patent protection with respect to biomarkers that may be useful in selecting the right patient population for therapies with our product candidates. As of February 1, 2019 we owned or licensed approximately 24 issued U.S. patents, 268 issued foreign patents, 32 pending U.S. patent applications, 303 pending foreign patent applications, and 13 pending Patent Cooperation Treaty, or PCT, patent applications, directed to our key product candidates. The foreign issued patents and patent applications are in a number of jurisdictions, including Argentina, Australia, Austria, Belgium, Brazil, Canada, China, the Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Japan, Lithuania, Mexico, the Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey, and the United Kingdom.

The intellectual property portfolios for our most advanced programs as of February 1, 2019 are summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office, or USPTO, can be significantly narrowed by the time they issue, if they issue at all. We expect this could be the case with respect to some of our pending patent applications referred to below.
IDH mutant inhibitor programs
The intellectual property portfolio for our IDH mutant inhibitor programs contains patent applications directed to compositions of matter for TIBSOVO® (ivosidenib), IDHIFA® (enasidenib), and AG-881 (vorasidenib), as well as analogs thereof, methods of use, various solid state forms of these compounds and diagnostic methods for detecting various IDH1 and IDH2 mutations. As of February 1, 2019, we owned approximately 15 issued U.S. patents, 110 issued foreign patents, 18 pending U.S. patent applications, 230 pending foreign patent applications in a number of jurisdictions, and 5 pending PCT patent applications, directed to our IDH mutant product candidates. The patents that have issued or will issue for our IDH mutant product candidates will have a statutory expiration date of at least 2033 to 2038. Patent term adjustments or patent term extensions could result in later expiration dates.
PK activator program
The intellectual property portfolio for our PK activator program contains patent applications directed to compositions of matter for mitapivat, as well as analogs thereof, various solid state forms of mitapivat and compositions of matter for second generation PKR activators, as well as methods of use for these novel compounds. As of February 1, 2019, we owned approximately 5 issued U.S. patents, 110 issued foreign patents, 4 pending U.S. patent applications, 46 pending foreign patent applications in a number of jurisdictions, and 2 pending PCT patent applications, directed to our PK activator program, including our product candidate. The patents that have issued or will issue for our PK activator program will have a statutory expiration date of at least 2030 to 2038. Patent term adjustments or patent term extensions could result in later expiration dates.
MTAP-deleted cancer program
The intellectual property portfolio for our MTAP-deleted cancer program contains patent applications directed to compositions of matter for AG-270, as well as analogs thereof and other compound families, as well as methods of use for these novel compounds and diagnostic methods for detecting MTAP deletions. As of February 1, 2019, we owned approximately 5 pending U.S. patent applications, 12 pending foreign patent applications, and 3 pending PCT patent applications, directed to our MTAP-deleted cancer program. The patents that would issue for our MTAP-deleted cancer program will have a statutory expiration date of at least 2037 to 2039. Patent term adjustments or patent term extensions could result in later expiration dates.
DHODH inhibitor program
The intellectual property portfolio for our DHODH inhibitor program contains patents and patent applications, exclusively licensed to us by Aurigene, directed to compositions of matter for AG-636, as well as analogs thereof and other compound families, as well as methods of use for these novel compounds. The intellectual property portfolio for our DHODH inhibitor program further contains patent applications, assigned solely to Agios, that are directed to solid state forms of AG-636 and methods of use for these forms of AG-636, and other methods of use for AG-636. As of February 1, 2019, we exclusively licensed or independently filed approximately 4 issued U.S. patents, 48 issued foreign patents, 5 pending U.S. patent applications, 15 pending foreign patent applications, and 3 pending PCT patent applications directed to our DHODH inhibitor program. The patents that have issued or will issue for our DHODH inhibitor program will have a statutory expiration date of at least 2030 to 2039. Patent term adjustments or patent term extensions could result in later expiration dates.
The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application, although term extensions may be available. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug or biological product may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The extension of the term of foreign patents varies, in accordance with local law. Although certain of the patents granted by the regulatory authorities of the EU may expire at specific dates, the terms of patents granted in certain European countries may extend beyond such EU patent expiration date if we were to obtain a supplementary protection certificate.
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
In addition to patents, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our collaborators, third-party service providers, scientific advisors, employees and consultants, and invention assignment agreements with our employees. We also have agreements requiring assignment of inventions with selected consultants, scientific advisors and collaborators. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses requiring invention assignment, to grant us ownership of technologies that are developed through a relationship with a third party.
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
Cancer. In the field of cancer metabolism, our principal competitors include Abbvie Inc., ASLAN Pharmaceuticals Limited; AstraZeneca Plc.; Astellas Pharma Inc.; Bayer AG; Clear Creek Bio; Daiichi Sankyo Company, Ltd.; Eli Lilly and Company; Forma Therapeutics Holdings, LLC; GlaxoSmithKline plc; Jazz Pharmaceuticals plc; Merck & Co.; Novartis International AG; Pfizer, Inc.; and Roche Holdings, Inc. and its subsidiary Genentech, Inc. In the MIO field, our principal competitors include AstraZeneca; BeiGene Ltd.; Bristol-Myers Squibb Company; GlaxoSmithKline; Genentech; and Merck. The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy and targeted drug therapy. There are a variety of available drug therapies marketed for cancer. For example, other than TIBSOVO® and IDHIFA®, recently-approved treatments for AML include Venclexta® from Abbvie (in collaboration with Roche); Xospata® from Astellas; Rydapt® from Novartis; Vyxeos® from Jazz; and Daurismo® and Mylotarg® from Pfizer. In some cases, these drugs are administered in combination to enhance efficacy. While our products and product candidates may compete with many existing drug and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates may not be competitive with them. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors. In general, although there has been considerable progress over the past few decades in the treatment of cancer and the currently marketed therapies provide benefits to many patients, these therapies all are limited to some extent in their efficacy and frequency of adverse events and none are successful in treating all patients. As a result, the level of morbidity and mortality from cancer remains high.
In addition to currently marketed therapies, there are also a number of medicines, including immuno-oncology therapies in clinical development to treat cancer. For example, Bayer, Daiichi Sankyo and Forma are conducting phase 1 clinical trials of their IDH mutant inhibitors, BAY1436032, DS-1001b and FT-2102, respectively, in patients with hematologic and solid tumors, including AML, MDS and glioma, and ASLAN and Clear Creek Bio are conducting clinical trials of their DHODH inhibitors

ASLAN003 and Brequinar, respectively, in AML. These medicines in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval. For example, several investigators have reported that IDH mutant AML and glioma are sensitive to poly (ADP-ribose) polymerase inhibition in cell culture and animal models.
Rare genetic diseases. In the field of RGDs, our principal competitors include Acceleron Pharma Inc.; BioMarin Pharmaceutical, Inc.; bluebird bio, Inc.; Novartis; Pfizer; and Rocket Pharma LTD.
The most common methods for treating patients with RGDs are dietary restriction, dietary supplementation or replacement, treatment of symptoms and complications, gene therapy, organ transplant and enzyme replacement therapies. There are a number of marketed enzyme replacement therapies available for treating patients with RGDs. In some cases, these treatment methods are used in combination to improve efficacy. While our product candidates may compete with existing medicines and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates may not be competitive with them. In addition to currently marketed therapies, there are also a number of products that are either small molecules, enzyme replacement therapies or gene therapies in various stages of clinical development to treat RGDs. These products in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide competition for any of our product candidates for which we obtain market approval.
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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize medicines that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any medicines that we may develop. Our competitors also may obtain FDA or other regulatory approval for their medicines more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic medicines, or other branded medicines. There are many generic medicines currently on the market for the indications that we are pursuing, and additional medicines are expected to become available on a generic basis over the coming years. If our therapeutic product candidates are approved, we expect that they will be priced at a significant premium over competitive generic medicines.
Manufacturing
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. To date, we have obtained materials for ivosidenib, enasidenib, vorasidenib (AG-881), mitapivat, AG-270 and AG-636 for our ongoing and planned clinical testing from third-party manufacturers. Although we have long-term supply arrangements in place for the commercial supply of TIBSOVO®, we primarily obtain our supplies from these manufacturers on a purchase order basis. We do not currently have arrangements in place for redundant supply for bulk drug substance and drug product. As we have done for TIBSOVO®, for all of our other product candidates we intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to submission of a NDA to the FDA.
Ivosidenib, enasidenib, vorasidenib (AG-881), mitapivat, AG-270 and AG-636 are organic compounds of low molecular weight, generally called small molecules. They can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale-up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.
We expect to rely on third parties for the manufacture and sale of any companion diagnostics we develop.

Government Regulation and Product Approvals
Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the EU, extensively regulate, among other things, the research, development, testing, manufacture, pricing, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of biopharmaceutical products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.
Approval and Regulation of Drugs in the United States
In the United States, drug products are regulated under the Federal Food, Drug and Cosmetic Act, or FDCA, and applicable implementing regulations and guidance. The failure of an applicant to comply with the applicable regulatory requirements at any time during the product development process, including non-clinical testing, clinical testing, the approval process or post-approval process, may result in delays to the conduct of a study, regulatory review and approval and/or administrative or judicial sanctions. These sanctions may include, but are not limited to, the FDA’s refusal to allow an applicant to proceed with clinical trials, refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines and civil or criminal investigations and penalties brought by the FDA or Department of Justice, or DOJ, or other government entities, including state agencies.
An applicant seeking approval to market and distribute a new drug in the United States generally must satisfactorily complete each of the following steps before the product candidate will be approved by the FDA:
•preclinical testing including laboratory tests, animal studies and formulation studies which must be performed in accordance with the FDA’s good laboratory practice, or GLP, regulations and standards;
•submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;
•approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•performance of adequate and well-controlled human clinical trials to establish the safety, potency and purity of the product candidate for each proposed indication, in accordance with current good clinical practices, or GCP;
•preparation and submission to the FDA of a new drug application, or NDA, for a drug product which includes not only the results of the clinical trials, but also, detailed information on the chemistry, manufacture and quality controls for the product candidate and proposed labeling for one or more proposed indication(s);
•review of the product candidate by an FDA advisory committee, where appropriate or if applicable;
•satisfactory completion of FDA inspection of the manufacturing facility or facilities, including those of third parties, at which the product candidate or components thereof are manufactured to assess compliance with current good manufacturing practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
•satisfactory completion of any FDA audits of the non-clinical and clinical trial sites to assure compliance with GCP and the integrity of clinical data in support of the NDA;
•payment of user fees and securing FDA approval of the NDA to allow marketing of the new drug product; and
•compliance with any post-approval requirements, including the potential requirement to implement a REMS and the potential requirement to conduct any post-approval studies required by the FDA.
Preclinical Studies
Before an applicant begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.

The IND and IRB Processes
An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, must be submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.
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
A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, on April 28, 2008, the FDA amended its regulations governing the acceptance of foreign clinical studies not conducted under an investigational new drug application as support for an IND or a new drug application. The final rule provides that such studies must be conducted in accordance with GCP, including review and approval by an independent ethics committee and informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.
In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.
Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee, or DSMB. This group provides authorization as to whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.
Information about clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website.
Expanded Access to an Investigational Drug for Treatment Use
Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational drugs for patients who may benefit from investigational therapies. FDA regulations allow access to investigational drugs under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings);

intermediate-size patient populations; and larger populations for use of the drug under a treatment protocol or Treatment IND Application.
When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere initiation, conduct, or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.
Human clinical trials in support of an NDA
Clinical trials involve the administration of the investigational product candidate to human subjects under the supervision of a qualified investigator in accordance with GCP requirements which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written clinical trial protocols detailing, among other things, the objectives of the study, inclusion and exclusion criteria, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.
Human clinical trials are typically conducted in three sequential phases, but the phases may overlap or be combined. Additional studies may also be required after approval.
Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics in healthy humans or in patients. During Phase 1 clinical trials, information about the investigational drug product’s pharmacokinetics and pharmacological effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials.
Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials. Phase 2 clinical trials are well controlled, closely monitored and conducted in a limited patient population.
Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 clinical trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a drug: such Phase 3 studies are referred to as “pivotal.”
In some cases, the FDA may approve an NDA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. These studies are used to gain additional experience from the treatment of a larger number of patients in the intended treatment group and to further document a clinical benefit in the case of drugs approved under accelerated approval regulations. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.
Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.
Review and Approval of an NDA
In order to obtain approval to market a drug product in the United States, a marketing application must be submitted to the FDA that provides sufficient data establishing the safety, purity and potency of the proposed drug product for its intended indication.

The application includes all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, purity and potency of the drug product to the satisfaction of the FDA.
The NDA is a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2019 is $2,588,478 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2019 is $309,915 Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.
Following submission of an NDA, the FDA conducts a preliminary review of the application generally within 60 calendar days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept the application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which the FDA accepts the application for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of products that are not NMEs, the ten-month and six-month review periods run from the date that the FDA receives the application. The review process and the Prescription Drug User Fee Act goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.
Before approving an application, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including component manufacturing, finished product manufacturing and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Under the FDA Reauthorization Act of 2017, the FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain applications, including applications for products in shortage or those for which approval is dependent on remediation of conditions identified in the inspection report.
In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events and whether the product is a new molecular entity.
The FDA may refer an application for a novel product to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
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
With passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.
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
The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit. Thus, the benefit of accelerated approval derives from the potential to receive approval based on surrogate endpoints sooner than possible for trials with clinical or survival endpoints, rather than deriving from any explicit shortening of the FDA approval timeline, as is the case with priority review.
The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to initiate expedited proceedings to withdraw approval of the product. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.
Real-Time Oncology Review of Supplemental NDAs
Through its Oncology Center for Excellence, the FDA has established two pilot programs allowing for real-time review of supplemental drug applications for previously approved oncology products. This approach will allow FDA to evaluate clinical data as soon as the results of a clinical trial become available with the objective of reviewing and approving a new indication soon after an applicant files the supplemental NDA. The first of these pilot programs, Real-Time Oncology Review, or RTOR, focuses on early submission of data that are the most relevant to assessing the product’s safety and effectiveness. RTOR allows the FDA to review much of the data earlier, after the clinical trial results become available and the database is locked, but before the information is formally submitted to the agency
The FDA has established several criteria to be determine whether a supplemental NDA may be selected for RTOR. Those criteria include whether: the drug is likely to demonstrate substantial improvements over available therapy; the study design is straight forward, as determined by the review division and the OCE; the endpoints can be easily interpreted. Supplemental NDAs with chemistry, manufacturing and control formulation changes and supplements with pharmacology/ toxicology data are excluded from RTOR. In addition, submissions with greater complexity, including those with companion diagnostics, may also be excluded for the purposes of the pilot program. On the basis of these criteria, the appropriate FDA review division and OCE management will jointly decide whether the application can be selected for the RTOR pilot program.
If FDA determines that RTOR is an appropriate review pathway, the applicant can send pre-submission data to the agency under the original NDA two to four weeks after all patient data have been entered and locked in the database and the applicant is ready to request FDA approval. The package should also include key raw and derived datasets, including safety/efficacy tables and figures, study protocol and amendments, and a draft of the package insert. The applicant must also submit key results, analysis, and datasets for other disciplines, if applicable. The FDA will then evaluate these materials for sufficiency and integrity so that it can analyze the data to properly address key regulatory questions. By the time the applicant submits the application to the FDA, the review team will have completed the analysis and be familiar with the data, and can conduct a more efficient, timely, and thorough review.
The FDA’s Decision on an NDA
On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
If the FDA approves a new product, it may limit the approved indications for use of the product. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.
Post-Approval Regulation
If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that the FDA may have imposed as part of the approval process. The sponsor will be required to report, among other things, certain adverse reactions and manufacturing problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.
A product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release, the manufacturer must submit samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot, to the FDA. The FDA may in addition perform certain confirmatory tests on lots of some products before releasing the lots for distribution. Finally, the FDA will conduct laboratory research related to the safety, purity, potency and effectiveness of pharmaceutical products.
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or holds on post-approval clinical trials;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products; or
•injunctions or the imposition of civil or criminal penalties.
The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, health care professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information.
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
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCA, which regulate the distribution and tracing of prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.
Section 505(b)(2) NDAs
NDAs for most new drug products are based on two full clinical studies which must contain substantial evidence of the safety and efficacy of the proposed new product for the proposed use. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the applicant for approval of the application

“were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”
Thus, Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the applicant. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, the applicant may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.
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
Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval
The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.
The FDA must establish a priority review track for certain generic drugs, requiring the FDA to review a drug application within eight (8) months for a drug that has three (3) or fewer approved drugs listed in the Orange Book and is no longer protected by any patent or regulatory exclusivities, or is on the FDA’s drug shortage list. The new legislation also authorizes FDA to expedite review of ‘‘competitor generic therapies’’ or drugs with inadequate generic competition, including holding meetings with or providing advice to the drug sponsor prior to submission of the application.

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
Specifically, the applicant must certify with respect to each patent that:
•the required patent information has not been filed;
•the listed patent has expired;
•the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•the listed patent is invalid, unenforceable or will not be infringed by the new product.
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
Pediatric Studies and Exclusivity
Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.
For drugs intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, FDA will meet early in the development process to discuss pediatric study plans with sponsors and FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than ninety (90) days after FDA’s receipt of the study plan.
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
The FDA Reauthorization Act of 2017 established new requirements to govern certain molecularly targeted cancer indications. Any company that submits an NDA three years after the date of enactment of that statute must submit pediatric assessments with the NDA if the drug is intended for the treatment of an adult cancer and is directed at a molecular target that FDA determines to be substantially relevant to the growth or progression of a pediatric cancer. The investigation must be designed to yield clinically meaningful pediatric study data regarding the dosing, safety and preliminary efficacy to inform pediatric labeling for the product.
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
Orphan Drug Designation and Exclusivity
Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition, generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a product available in the United States for treatment of the disease or condition will be recovered from sales of the product. A company must seek orphan drug designation before submitting an NDA for the candidate product. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan drug designation does not shorten the PDUFA goal dates for the regulatory review and approval process, although it does convey certain advantages such as tax benefits and exemption from the PDUFA application fee.
If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same drug for the same condition for seven years, except in certain limited circumstances. Orphan exclusivity does not block the approval of a different product for the same rare disease or condition, nor does it block the approval of the same product for different conditions. If a drug designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.
Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan exclusivity regardless of a showing of clinical superiority.
Patent Term Restoration and Extension
A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of a clinical investigation involving human beings is begun and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.
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
The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee, which exceeds $250,000 for most PMAs. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, a PMA application typically requires data regarding analytical and clinical validation studies. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, which imposes elaborate testing, control, documentation and other quality assurance requirements.
PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution. Once granted, PMA approval may be withdrawn by the FDA a manufacturer fails to comply with applicable regulatory requirements.
Health care Law and Regulation
Health care providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, patient privacy laws and regulations and other health care laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state health care laws and regulations, include the following:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid;
•the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government.

•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program or making false statements relating to health care matters;
• HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing ·or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;
•the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;
•the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to health care items or services that are reimbursed by non-government third-party payors, including private insurers.
Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. Additionally, some state and local laws require the registration of pharmaceutical sales representatives in the jurisdiction. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Pharmaceutical Insurance Coverage and Health Care Reform
In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated health care costs. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage and establish adequate reimbursement levels for, the product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.
In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.
The containment of health care costs also has become a priority of federal, state and foreign governments and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and biologics and other medical products, government control and other changes to the health care system in the United States.
In March 2010, the United States Congress enacted the Affordable Care Act, or ACA, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. Among the provisions of the ACA of importance to our potential product candidates are:
•an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
• expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
•expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;
•addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•expanded the types of entities eligible for the 340B drug discount program;
•established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% (and 70% starting January 1, 2019) point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and
•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. The Congress will likely consider other legislation to replace elements of the ACA during the next Congressional session.
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products.

For example, in March 2010, the Affordable Care Act, or the ACA, was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; imposed a new federal excise tax on the sale of certain medical devices; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; created the Independent Payment Advisory Board, which, if impaneled, would have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs; and established the a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.
Since its enactment, some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial, Congressional, and Executive challenges. The U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly the requirement that all individuals maintain health insurance coverage or pay a penalty, referred to as the “individual mandate". However, the current presidential administration has indicated that enacting changes to the ACA is a legislative priority and has discussed repealing and replacing or amending the ACA. While Congress has not passed repeal legislation to date, the 2017 Tax Reform Act includes a provision repealing the individual mandate, effective January 1, 2019.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions to Medicare payments to providers of 2% per fiscal year through 2027. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years, including Since 2016, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing or delaying penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees.
Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.
Further, there have been several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.
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
Review and Approval of Medicinal Products in the European Union
In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable non-U.S. regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union (“EU”) generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of an MAA and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.
Clinical Trial Approval
The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on Good Clinical Practice, or GCP, and the related national implementing provisions of the individual EU Member States govern the system for the approval of clinical trials in the EU. Under this system, an applicant must obtain prior approval from the competent national authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an investigational medicinal product dossier (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, where relevant the implementing national provisions of the individual EU Member States and further detailed in applicable guidance documents.
In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted. The Regulation was published on June 16, 2014 but is not expected to apply until 2019. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC and replacing any national legislation that was put in place to implement the Directive. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which on-going clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.
The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU Portal and Database”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the appointed reporting Member State, whose assessment report is submitted for review by the sponsor and all other competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Concerned Member States). Part II is assessed separately by each Concerned Member State. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the Concerned Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.
PRIME Designation in the EU
In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the Committee for Human Medicinal Products (CHMP) or Committee for Advanced Therapies (CAT) are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Marketing Authorization
To obtain a marketing authorization for a product under EU regulatory systems, an applicant must submit an MAA either under a centralized procedure administered by the EMA, or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure, national procedure or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the EU. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the EU, applicants have to demonstrate compliance with all measures included in an EMA-approved Paediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP.
The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across the European Economic Area (i.e. the EU as well as Iceland, Liechtenstein and Norway). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, ATMPs and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. The centralized procedure may at the request of the applicant also be used in certain other cases. We anticipate that the centralized procedure will be mandatory for the product candidates we are developing.
Under the centralized procedure, the CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether or not a marketing authorization should be granted in relation to a medicinal product. Within 15 calendar days of receipt of a final opinion from the CHMP, the European Commission must prepare a draft decision concerning an application for marketing authorization. This draft decision must take the opinion and any relevant provisions of EU law into account. Before arriving at a final decision on an application for centralized authorization of a medicinal product the European Commission must consult the Standing Committee on Medicinal Products for Human Use. The Standing Committee is composed of representatives of the EU Member States and chaired by a non-voting European Commission representative. The European Parliament also has a related “droit de regard”. The European Parliament's role is to ensure that the European Commission has not exceeded its powers in deciding to grant or refuse to grant a marketing authorization.
The European Commission may grant a so-called “marketing authorization under exceptional circumstances”. Such authorization is intended for products for which the applicant can demonstrate that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use, because the indications for which the product in question is intended are encountered so rarely that the applicant cannot reasonably be expected to provide comprehensive evidence, or in the present state of scientific knowledge, comprehensive information cannot be provided, or it would be contrary to generally accepted principles of medical ethics to collect such information. Consequently, marketing authorization under exceptional circumstances may be granted subject to certain specific obligations, which may include the following:
•the applicant must complete an identified program of studies within a time period specified by the competent authority, the results of which form the basis of a reassessment of the benefit/risk profile;
•the medicinal product in question may be supplied on medical prescription only and may in certain cases be administered only under strict medical supervision, possibly in a hospital and in the case of a radiopharmaceutical, by an authorized person; and
•the package leaflet and any medical information must draw the attention of the medical practitioner to the fact that the particulars available concerning the medicinal product in question are as yet inadequate in certain specified respects.
A marketing authorization under exceptional circumstances is subject to annual review to reassess the risk-benefit balance in an annual reassessment procedure. Continuation of the authorization is linked to the annual reassessment and a negative assessment could potentially result in the marketing authorization being suspended or revoked. The renewal of a marketing authorization of a medicinal product under exceptional circumstances, however, follows the same rules as a “normal” marketing authorization. Thus, a marketing authorization under exceptional circumstances is granted for an initial five years, after which the authorization will become valid indefinitely, unless the EMA decides that safety grounds merit one additional five-year renewal.
The European Commission may also grant a so-called “conditional marketing authorization” prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional marketing authorizations may be granted for product candidates (including medicines designated as orphan medicinal products), if (i) the risk-benefit balance of the product candidate is positive, (ii) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (iii) the product fulfills an unmet medical need and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.
The EU medicines rules expressly permit the EU Member States to adopt national legislation prohibiting or restricting the sale, supply or use of any medicinal product containing, consisting of or derived from a specific type of human or animal cell, such as embryonic stem cells. While the products we have in development do not make use of embryonic stem cells, it is possible that the national laws in certain EU Member States may prohibit or restrict us from commercializing our products, even if they have been granted an EU marketing authorization.
Unlike the centralized authorization procedure, the decentralized marketing authorization procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the European Commission, whose decision is binding on all EU Member States.
The mutual recognition procedure similarly is based on the acceptance by the competent authorities of the EU Member States of the marketing authorization of a medicinal product by the competent authorities of other EU Member States. The holder of a national marketing authorization may submit an application to the competent authority of an EU Member State requesting that this authority recognize the marketing authorization delivered by the competent authority of another EU Member State.
Regulatory Data Protection in the EU
In the EU, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance the centralized authorization procedure. Data exclusivity prevents applicants for authorization of generics of these innovative products from referencing the innovator’s data to assess a generic (abridged) application for a period of eight years. During an additional two-year period of market exclusivity, a generic marketing authorization application can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.
Periods of Authorization and Renewals
A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide, on justified grounds relating to pharmacovigilance, to proceed with one further five-year period of marketing authorization. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU n market (in case of centralized procedure) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).
Pediatric Studies and Exclusivity
Prior to obtaining a marketing authorization in the EU, applicants must demonstrate compliance with all measures included in an EMA-approved PIP covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP. If an applicant obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the Centralized Procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate.
Orphan Drug Designation and Exclusivity
Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a drug can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug will be of significant benefit to those affected by that condition.
Once authorized, orphan medicinal products are entitled to 10 years of market exclusivity in all EU Member States and in addition a range of other benefits during the development and regulatory review process including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the 10-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity
Regulatory Requirements after a Marketing Authorization has been Obtained
In case an authorization for a medicinal product in the EU is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:
•Compliance with the EU’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.
•The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.

•The marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU notably under Directive 2001/83EC, as amended, and EU Member State laws. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.
Brexit and the Regulatory Framework in the United Kingdom
On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU (commonly referred to as “Brexit”). Thereafter, on March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the EU will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provides a notice of withdrawal pursuant to the EU Treaty. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.
Pricing Decisions for Approved Products
In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the EU provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage health care expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced Member States, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.
Segment Reporting and Geographical Information
We are engaged solely in the discovery and development of medicines in the field of cellular metabolism. Accordingly, we have determined that we operate in one operating segment.
Revenue
The composition of our revenues for the years ended December 31, 2018, 2017, and 2016 consisted of the following:

	Years Ended December 31,
	2018	2017	2016
Collaboration and royalty revenues - Celgene	72%	100%	100%
Collaboration revenue - CStone	13%	—%	—%
Product revenue, net	15%	—%	—%
Refer to Note 9, Product Revenue, and Note 10, Collaboration and License Agreements, to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

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
Employees
As of December 31, 2018, we had 482 full-time employees, including 156 employees with M.D. or Ph.D. degrees. Of these full-time employees, 329 employees are engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
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
Since inception, we have incurred significant operating losses. Our net losses were $346.0 million, $314.7 million and $198.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $1,104.6 million. To date, we have generated only modest revenue from sales of TIBSOVO® (ivosidenib) and royalties on sales of IDHIFA® (enasidenib). The FDA approved IDHIFA® in August 2017 for the treatment of adult patients with R/R AML and an IDH2 mutation, and in July 2018 the FDA approved TIBSOVO® for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation. We have not obtained marketing approval for any of our other product candidates, which are in preclinical or clinical development stages. We have financed our operations primarily through private placements of our preferred stock, our initial public offering and the concurrent private placement, our follow-on public offerings and our collaboration agreements with Celgene Corporation and its subsidiaries, or Celgene, focused on cancer metabolism and metabolic immuno-oncology. We have devoted substantially all of our efforts to research and development. Although we may from time to time report profitable results, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:
•initiate and continue clinical trials for our products and product candidates, including: enasidenib, ivosidenib, vorasidenib (AG-881), mitapivat, AG-270 and AG-636;
•continue our research and preclinical development of our product candidates;
•seek to identify additional product candidates;
•seek marketing approvals for our product candidates that successfully complete clinical trials;
•establish and maintain a sales, marketing and distribution infrastructure to commercialize any medicines for which we have or may obtain marketing approval, including IDHIFA® and TIBSOVO®;
•require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization;
•maintain, expand and protect our intellectual property portfolio;
•hire additional clinical, quality control and scientific personnel;
•add additional personnel to support our product development and planned future commercialization efforts and our operations;
•add equipment and physical infrastructure to support our research and development; and
•acquire or in-license other medicines and technologies.
To become and remain profitable, we must develop and commercialize one or more medicines with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those medicines for which we may obtain marketing approval and satisfying any post-marketing requirements. Notwithstanding the extent to which we may succeed in these activities, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

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
We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2018, together with anticipated product and royalty revenue, anticipated interest income and anticipated expense reimbursements under our collaboration agreements, but excluding any additional program-specific milestone payments, will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2020. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:
•the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
•the success of, and developments regarding, our collaborations;
•the costs, timing and outcome of regulatory review of our product candidates;
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•commercialization expenses relating to approved medicines such as TIBSOVO® and IDHIFA®;
•levels of product revenue from sales of TIBSOVO® and royalties on sales IDHIFA®;
•our ability to establish and maintain additional collaborations on favorable terms, if at all; and
•the extent to which we acquire or in-license other medicines and technologies.
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
We were incorporated in the second half of 2007 and commenced operations in late 2008. Our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, undertaking preclinical and clinical studies of our product candidates, and establishing a commercial infrastructure. All of our product candidates are still in preclinical and clinical development, with the exception of IDHIFA® and TIBSOVO®. We have not yet demonstrated our ability to successfully complete any large-scale or pivotal clinical trials. Typically, it takes about 10 to 15 years to develop one new medicine from the time it is discovered to when it is available for treating patients, assuming that it successfully completes all stages of research and development and achieves marketing approval, all of which is highly uncertain. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may adversely affect our ability to successfully commercialize our products and product candidates. We are in the early stages of transitioning from a company with solely a research focus to a company capable of supporting commercial activities and we have not yet demonstrated our ability to conduct large-scale sales and marketing activities necessary for successful commercialization. We may not be successful in such a transition.
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
The development and commercialization of TIBSOVO® (ivosidenib) could be unsuccessful if:
•TIBSOVO® becomes no longer accepted as safe, efficacious, and cost-effective for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation in the medical community and by third-party payors;
•we fail to maintain the necessary financial resources and expertise to manufacture, market and sell TIBSOVO®;
•we fail to continue to develop and implement effective marketing, sales and distribution strategies and operations for the development and commercialization of TIBSOVO®;
•we fail to continue to develop, validate and maintain a commercially viable manufacturing process for TIBSOVO® that is compliant with current good manufacturing practices;

•we fail to successfully obtain third party reimbursement and generate commercial demand that results in sales of TIBSOVO®;
•we encounter any third party patent interference, derivation, inter partes review, post-grant review, reexamination or patent infringement claims with respect to ivosidenib;
•we fail to comply with regulatory and legal requirements applicable to the sale of TIBSOVO®;
•competing drug products are approved for the same indications as TIBSOVO®;
•new significant safety risks are identified;
•ivosidenib does not demonstrate acceptable safety and efficacy in current or future clinical trials, or otherwise does not meet applicable regulatory standards for approval in indications other than for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation.
If we experience significant delays or an inability to successfully develop and commercialize TIBSOVO® (ivosidenib), our business would be materially harmed.
The failure to maintain the CStone Agreement or the failure of CStone to perform its obligations under the CStone Agreement, could negatively impact our business.
In June 2018, we entered into an exclusive license agreement, or the CStone Agreement, with CStone for the development and commercialization of ivosidenib, either as monotherapy or in combination with other therapies, in mainland China, Hong Kong, Macau and Taiwan, or the CStone Territory. Pursuant to the CStone Agreement, CStone will be responsible for the development and commercialization of ivosidenib in the CStone Territory. Our ability to generate royalty and milestone revenue under the CStone Agreement is dependent on CStone’s performance of its obligations under the agreement. We cannot control the amount and timing of resources that CStone will dedicate to these efforts.
We are subject to a number of other risks associated with our dependence on the CStone Agreement with respect to ivosidenib in the CStone Territory, including:
•CStone may fail to comply with applicable regulatory guidelines with respect to developing, manufacturing or commercializing ivosidenib, which could adversely impact future development or potential sales of ivosidenib in the CStone Territory or elsewhere;
•We and CStone could disagree as to future development plans and CStone may delay, fail to commence or stop future clinical trials or other development;
•There may be disputes between CStone and us, including disagreements regarding the CStone Agreement, that may result in the delay of or failure to achieve developmental, regulatory and sales objectives that would result in milestone or royalty payments, the delay or termination of any future development or commercialization of ivosidenib in the CStone Territory, and/or costly litigation or arbitration that diverts our management’s attention and resources;
•CStone may fail to provide us with timely and accurate information regarding development, sales and marketing activities or supply forecasts, which could adversely impact our ability to comply with our obligations to CStone, as well as our ability to generate accurate financial forecasts; and
•Business combinations or significant changes in CStone’s business strategy may adversely affect CStone’s ability or resources available to perform its obligations under the CStone Agreement.
The CStone Agreement is also subject to early termination, including through CStone’s right under certain circumstances to terminate upon advance notice to us. If the CStone Agreement is terminated early, we may not be able to find another collaborator for the further development and commercialization of ivosidenib in the CStone Territory on acceptable terms, or at all, and we may be unable to pursue continued development and commercialization of ivosidenib in the CStone Territory on our own.
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
•the research methodology used may not be successful in identifying appropriate biomarkers or potential product candidates; or
•potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be medicines that will receive marketing approval and achieve market acceptance.
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
We have invested a significant portion of our efforts and financial resources in the identification of our products and most advanced programs, which are IDHIFA® (enasidenib), TIBSOVO® (ivosidenib) and vorasidenib (AG-881) for the treatment of hematological and solid tumors, mitapivat for the treatment of PK deficiency, and AG-270 for the treatment of MTAP deleted cancers. The FDA approved IDHIFA® and TIBSOVO® for the treatment of adult patients with R/R AML with an IDH2 or IDH1 mutation, respectively. In June 2018, Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive R/R AML. In December 2018, we submitted an MAA to the EMA for TIBSOVO® for the treatment of adult patients with IDH1 mutant-positive R/R AML and an sNDA to the FDA for TIBSOVO® for the treatment of patients with newly diagnosed AML with an IDH1 mutation who are not eligible for standard treatment. We plan to submit an sNDA for TIBSOVO® for second line or later IDH1 mutant-positive cholangiocarcinoma to the FDA by the end of 2019. Other than TIBSOVO®, IDHIFA®, vorasidenib (AG-881), mitapivat and AG-270, we have not commenced clinical trials for any of our other product candidates. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of our product candidates.
The success of ivosidenib and our other product candidates will depend on many factors, including the following:
•successful enrollment in, and completion of, clinical trials;
•safety, tolerability and efficacy profiles that are satisfactory to the FDA, the EMA or any comparable foreign regulatory authority for marketing approval;
•timely receipt of marketing approvals from applicable regulatory authorities;
•establishing both clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•the performance of any collaborators;
•obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our medicines;
•launching commercial sales of the medicines, if and when approved, whether alone or in collaboration with others;
•acceptance of the medicines, if and when approved, by patients, the medical community and third-party payors;
•effectively competing with other therapies;
•continuing acceptable safety profile for the medicines following approval;
•enforcing and defending intellectual property rights and claims; and
•achieving desirable medicinal properties for the intended indications.
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
We, and any collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. The FDA has approved IDHIFA® and TIBSOVO® for the treatment of adult patients with R/R AML and an IDH2 or IDH1 mutation, respectively. In June 2018 Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML, and in December 2018, we submitted an MAA to the EMA for TIBSOVO® for the treatment of adult patients with IDH1 mutant-positive R/R AML and an sNDA to the FDA for TIBSOVO® for the treatment of patients with newly diagnosed AML with an IDH1 mutation who are not eligible for standard treatment. We plan to submit an sNDA for TIBSOVO® for second line or later IDH1 mutant-positive cholangiocarcinoma to the FDA by the end of 2019. However, we can provide no assurance that we will successfully submit such sNDA, or any NDA for any of our other product candidates, or that any MAA, NDA or sNDA submitted by us or Celgene will receive regulatory approval on the timeframe we expect, or at all.
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
Any inability to successfully complete preclinical and clinical development could result in additional costs to us, or any collaborators, and impair our ability to generate revenue from product sales, regulatory and commercialization milestones and royalties. Moreover, if we or our collaborators are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we or our collaborators are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we or our collaborators may:
•be delayed in obtaining marketing approval for our product candidates;
•not obtain marketing approval at all;
•obtain approval for indications or patient populations that are not as broad as intended or desired;
•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;
•be subject to additional post-marketing testing requirements; or
•have the medicine removed from the market after obtaining marketing approval.
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
We or our collaborators may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:
•regulators or institutional review boards may not authorize us, our collaborators or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•we or our collaborators may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•clinical trials of our product candidates may produce negative or inconclusive results, and we or our collaborators may decide, or regulators may require us, to conduct additional clinical trials, including testing in more subjects, or abandon product development programs;
•the number of patients required for clinical trials of our product candidates may be larger than we anticipate; enrollment in these clinical trials, which may be particularly challenging for some of the orphan diseases we target in our RGD programs, may be slower than we anticipate; or participants may drop out of these clinical trials at a higher rate than we anticipate;
•third-party contractors used by us or our collaborators may fail to comply with regulatory requirements or meet their contractual obligations in a timely manner, or at all;
•we or our collaborators might have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;
•regulators, institutional review boards, or the data safety monitoring board for such trials may require that we, our collaborators or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
•the cost of clinical trials of our product candidates may be greater than anticipated;
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and
•our product candidates may have undesirable side effects or other unexpected characteristics, causing us, our collaborators or our investigators, regulators or institutional review boards to suspend or terminate the trials.
Product development costs for us, or any collaborators, will increase if we, or they, experience delays in testing or pursuing marketing approvals and we, or they, may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of our product candidates. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be restructured, or will be completed on schedule or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we, or any collaborators, may have the exclusive right to commercialize our product candidates or allow our competitors, or the competitors of any collaborators, to bring products to market before we, or any collaborators, do and impair our ability, or the ability of any collaborators, to successfully commercialize our product candidates and may harm our business and results of operations. In addition, many of the factors that lead to clinical trial delays may ultimately lead to the denial of marketing approval of any of our product candidates.
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
Patient enrollment is also affected by other factors including:
•severity of the disease under investigation;
•availability and efficacy of approved medications for the disease under investigation;
•eligibility criteria for the study in question;

•perceived risks and benefits of the product candidate under study;
•efforts to facilitate timely enrollment in clinical trials;
•patient referral practices of physicians;
•the ability to monitor patients adequately during and after treatment; and
•proximity and availability of clinical trial sites for prospective patients.
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
In addition, other companies are conducting clinical trials, or may in the future conduct clinical trials, which may have similar eligibility criteria as our current or future clinical trials. For example, Daiichi Sankyo Company, Ltd., with DS-1001b, Bayer AG, or Bayer, with BAY1436032, and Forma Therapeutics Holdings, LLC, with FT-2102, are conducting clinical trials that are targeted specifically towards patients with IDH1 mutant positive-cancers and/or include IDH mutant positive populations. Rocket Pharma LTD is in the preclinical stages of development for a gene therapy targeting PK deficiency. As these companies and others initiate and conduct clinical trials, they may compete for eligible patients with our clinical trials of ivosidenib, vorasidenib (AG-881) or mitapivat. Competition for these patients may make it particularly difficult for us to enroll enough patients to complete our clinical trials for ivosidenib, vorasidenib (AG-881) or mitapivat in a timely and cost-effective manner.
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
With the exception of IDHIFA® and TIBSOVO®, all of our most advanced product candidates are still in clinical stage development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us or any collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If adverse effects were to arise in patients being treated with any of our product candidates, it could require us to halt, delay or interrupt clinical trials of such product candidate or adversely affect our ability to obtain requisite approvals to advance the development and commercialization of such product candidate. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in earlier stage testing for treating cancer, RGDs or other diseases have later been found to cause side effects that prevented further development of the compound. For instance, in December 2016, we withdrew our IND for AG-519, our second PKR activator, following verbal notification of a clinical hold from the FDA relating to a previously disclosed case of drug-induced cholestatic hepatitis which occurred in our phase 1 clinical trial of AG-519 in healthy volunteers. Although these decisions and this hepatic adverse event finding do not affect our ongoing clinical trials for mitapivat, we cannot provide any assurances that there will not be similar or other treatment-related severe adverse events in our other clinical trials for mitapivat, that our other trials will not be placed on clinical hold in the future, or that patient recruitment for our other trials will not be adversely impacted.
Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.
The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.
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
Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drug candidates, we believe that our success will depend, in part, on our ability to develop companion diagnostics, which are assays or tests to identify an appropriate patient population for these drug candidates. There has been limited success to date industry-wide in developing these types of companion diagnostics. To be successful, we need to address a number of scientific, technical and logistical challenges. We have little experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with any of our therapeutic product candidates that receive marketing approval. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing diagnostics, we rely and expect to continue to rely in part or in whole on third parties for their design and manufacture. We also depend on Celgene and Abbott Laboratories for the development of the FDA approved companion diagnostics for IDHIFA® and TIBSOVO®, respectively, and may in the future depend on Celgene or other third parties for the development of other companion diagnostics for our cancer therapeutic product candidates. If any parties, including without limitation Celgene or us, or any third parties engaged by Celgene or us are unable to successfully develop companion diagnostics for our therapeutic product candidates, or experience delays in doing so:
•the development of our therapeutic product candidates may be adversely affected if we are unable to appropriately select patients for enrollment in our clinical trials;
•our therapeutic product candidates may not receive marketing approval if safe and effective use of a therapeutic product candidate depends on an in vitro diagnostic; and
•we may not realize the full commercial potential of any therapeutics that receive marketing approval if, among other reasons, we are unable to appropriately select patients who are likely to benefit from therapy with our medicines.
As a result of any of these events, our business would be harmed, possibly materially.
We may be unable to obtain, or may be delayed in obtaining, marketing approval for our product candidates.
It is possible that the FDA or EMA may refuse to accept for substantive review any NDA, sNDA or MAA that we and/or Celgene submit for our product candidates, including the sNDA that we submitted for TIBSOVO®, or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates. If the FDA or EMA does not accept or approve our applications for any of our product candidates, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA- or EMA-required trials or studies, approval of any applications that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA or EMA to approve our applications. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us or Celgene from commercializing our product candidates, generating revenue and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for our product candidates, which could significantly harm our business.
Even if any of our product candidates receives marketing approval, we or others may later discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, which could compromise our ability, or that of any collaborators, to market the product.
Clinical trials of our product candidates are conducted in carefully defined sets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any collaborators, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:
•regulatory authorities may withdraw their approval of the product or seize the product;
•we, or any collaborators, may be required to recall the product, change the way the product is administered or conduct additional clinical trials;
•additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular product;
•we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
•regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication, including, for example, the black box warning for differentiation syndrome on the labels for IDHIFA® and TIBSOVO®;
•we, or any collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;
•we, or any collaborators, could be sued and held liable for harm caused to patients;
•the product may become less competitive; and
•our reputation may suffer.
Even if any of our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.
IDHIFA® and TIBSOVO®, or any of our product candidates that receive marketing approval in the future, may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•efficacy and potential advantages compared to alternative treatments;
•the approval, availability, market acceptance and reimbursement for the companion diagnostic;
•the ability to offer our medicines for sale at competitive prices;
•convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•ensuring uninterrupted product supply;
•the strength of marketing and distribution support;

•sufficient third-party coverage or reimbursement; and
•the prevalence and severity of any side effects.
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
Factors that may inhibit our efforts to commercialize our medicines on our own include:
•our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future medicines;
•the lack of complementary medicines to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•unforeseen costs and expenses associated with creating an independent sales and marketing organization.
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
The development and commercialization of new drug products is highly competitive. We face competition with respect to our current products and product candidates, and we and our collaborators will face competition with respect to any product candidates that we or they may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates, such as AML and high risk myelodysplasia. For example, Jazz Pharmaceuticals plc, Abbvie Inc. (in collaboration with Roche Holdings Inc.), Novartis International AG, Pfizer, Inc. and Astellas Pharma Inc. are each marketing therapies to treat AML, and a number of other biotechnology companies have product candidates in clinical development in similar indications as ours. Some competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches, for example, in the area of RGDs. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.
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
There are also a number of product candidates in preclinical or clinical development by third parties to treat cancer and RGDs by targeting cellular metabolism. These companies include large pharmaceutical companies, including AstraZeneca plc, Bayer AG with BAY1436032, Daiichi Sankyo Company, Ltd. with its IDH1 mutant inhibitor DS-1001b, Eli Lilly and Company, Roche and its subsidiary Genentech, Inc., GlaxoSmithKline plc, Merck, and Pfizer. There are also biotechnology companies of various sizes that are developing therapies to target cellular metabolism and there are several companies developing immunotherapies, including metabolic immunotherapies, targeting cancer, including AstraZeneca; BeiGene, Ltd.; Bristol-Myers Squibb Company; GlaxoSmithKline; Genentech; and Merck. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
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
The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference-listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference-listed drug. The FDCA also provides a period of three years of new clinical investigation data exclusivity in connection with the approval of a supplemental indication for the product for which a clinical trial is essential for approval.
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
The commercial success of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third-party payors, including government health administration authorities and private health coverage insurers. If coverage and reimbursement is not available, or reimbursement is available only to limited levels, we, or any collaborators, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any future collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we, or any collaborators, might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability or the ability of any collaborators to recoup our or their investment in one or more product candidates, even if our product candidates obtain marketing approval.
Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any collaborators, to commercialize any of our product candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from third-party payors. Third-party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of any collaborators to sell our product candidates profitably. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of any collaborators, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us, or any collaborators, to decrease the price we, or they, might establish for products, which could result in lower than anticipated product revenue. If the prices for our products, if any, decrease or if governmental and other third-party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.
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
In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We cannot be sure that coverage will be available for any product candidate that we, or any collaborator, commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any of our product candidates for which we, or any collaborator, obtain marketing approval could significantly harm our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.
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
•decreased demand for any product candidates or medicines that we may develop;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants;
•significant costs to defend the related litigation;
•substantial monetary awards to trial participants or patients;
•loss of revenue;
•reduced resources of our management to pursue our business strategy; and
•the inability to commercialize any medicines that we may develop.
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
In August 2017, the FDA approved IDHIFA® for the treatment of adult patients with R/R AML and an IDH2 mutation, on the basis of an NDA submitted by Celgene. Although IDHIFA® has received FDA approval in R/R AML with an IDH2 mutation, we and Celgene are still evaluating enasidenib in other clinical trials. Celgene maintains worldwide development and commercial rights to IDHIFA® and will fund the development and commercialization costs related to this program, although we have certain co-commercialization and co-promotion rights to IDHIFA®. Under the 2010 Agreement, Celgene is responsible for all development costs for enasidenib, and we are eligible to receive up to $80.0 million in milestone payments and a tiered royalty on any net sales of products containing IDHIFA®. Thus, our ability to generate revenue from IDHIFA® will depend heavily on Celgene’s successful development and eventual commercialization of the product.
The development and continued commercialization of IDHIFA® (enasidenib) could be unsuccessful if:
•IDHIFA® becomes no longer accepted as safe, efficacious, and cost-effective for the treatment of adult patients with R/R AML and an IDH2 mutation in the medical community and by third-party payors;
•Celgene fails to continue to apply the necessary financial resources and expertise to manufacturing, marketing and selling IDHIFA®;
•Celgene does not continue to develop and implement effective marketing, sales and distribution strategies and operations for development and commercialization of IDHIFA®;
•Celgene does not continue to develop, validate and maintain a commercially viable manufacturing process for IDHIFA® that is compliant with current good manufacturing practices;
•Celgene does not successfully obtain third party reimbursement and generate commercial demand that results in sales of IDHIFA®;
•Celgene fails to provide us with timely and accurate information regarding development, sales and marketing activities;
•we or Celgene encounter any third party patent interference, derivation, inter partes review, post-grant review, reexamination or patent infringement claims with respect to enasidenib;
•Celgene does not comply with regulatory and legal requirements applicable to the sale of IDHIFA®;
•competing drug products are approved for the same indications as IDHIFA®;
•new safety risks are identified;
•enasidenib does not demonstrate acceptable safety and efficacy in current or future clinical trials, or otherwise does not meet applicable regulatory standards for approval in indications other than for the treatment of adult patients with R/R AML and an IDH2 mutation; or
•Celgene does not maintain or defend intellectual property rights associated with enasidenib.

We also face the risk that Celgene could determine to reprioritize its commercial or development programs and reduce or terminate its efforts on the development or commercialization of IDHIFA®. For example, on January 3, 2019, Bristol-Myers Squibb, or BMS, and Celgene announced that they have entered into a definitive merger agreement pursuant to which BMS will acquire Celgene in a transaction that is expected to close in the third quarter of 2019, subject to shareholder approval and the satisfaction of customary closing conditions and regulatory approvals. Celgene’s merger with BMS could divert the attention of Celgene’s management and adversely affect Celgene’s ability to retain and motivate key personnel who are important to the continued development of the programs under our agreements with Celgene. In addition, if the transaction is completed as planned, thereafter BMS could determine to reprioritize Celgene’s development programs such that it ceases to diligently pursue the development of our programs, and/or cause the agreements between Celgene and us to terminate.
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
Collaborations involving our product candidates, including our collaborations with Celgene and CStone, pose the following risks to us:
•Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations. Under the 2010 Agreement, programs under a co-development and co-commercialization agreement pursuant to the 2016 Agreement and the CStone Agreement, development and commercialization plans and strategies for licensed programs, such as enasidenib, or in the CStone Territory, ivosidenib, will be conducted in accordance with a plan and budget approved by a joint committee comprised of equal numbers of representatives from each of us and Celgene or CStone, as to which Celgene or CStone, as applicable, may have final decision-making authority.
•Collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities. For example, under the 2016 Agreement, it is possible for Celgene to elect not to progress into preclinical development a product candidate that we have nominated and the joint research committee confirmed, without triggering a termination of the collaboration arrangement.
•Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing, which may result in a need for additional capital to pursue further development or commercialization of the applicable product candidate. For example, under the 2010 Agreement and the 2016 Agreement, it is possible for Celgene to terminate the agreement, upon 90 days prior written notice, with respect to any product candidate at any point in the research, development and clinical trial process, without triggering a termination of the remainder of the collaboration arrangement.
•Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our medicines or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.
•Collaborators with marketing and distribution rights to one or more medicines may not commit sufficient resources to the marketing and distribution of such medicine or medicines.

•Collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation. For example, under specified circumstances Celgene has the first right to maintain or defend our intellectual property rights with respect to enasidenib under the 2010 Agreement and, although we may have the right to assume the maintenance and defense of our intellectual property rights if Celgene does not, our ability to do so may be compromised by Celgene’s actions.
•Disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our medicines or product candidates or that result in costly litigation or arbitration that diverts management attention and resources.
•We may lose certain valuable rights under circumstances identified in our collaborations, including, in the case of our agreements with Celgene, if we undergo a change of control.
•Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. For example, in September 2018, we and Celgene agreed to terminate the AG-881 Agreements effective as of September 4, 2018, as a result of which we will be responsible for future development costs of vorasidenib (AG-881), other than certain agreed-up costs which we and Celgene had split until December 31, 2018. Celgene can terminate its remaining agreements with us, in their entirety or with respect to enasidenib under the 2010 Agreement or any program under the 2016 Agreement, upon 90 days’ notice and can terminate each entire agreement with us in connection with a material breach of the agreement by us that remains uncured for a period ranging from 60 to 90 days. CStone has the right, under certain circumstances, to terminate the CStone Agreement upon advance notice to us, and may, subject to specified cure periods, terminate the CStone Agreement in the event of our uncured material breach or under specified circumstances relating to our insolvency.
•Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all.
•If present or future collaborators of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated. For example, the planned acquisition of Celgene by BMS could divert the attention of Celgene’s management and adversely affect Celgene’s ability to retain and motivate key personnel who are important to the continued development of the programs under our agreements with Celgene. In addition, if the transaction is completed as planned, thereafter BMS could determine to reprioritize Celgene’s development programs such that it ceases to diligently pursue the development of our programs, and/or cause the agreements between Celgene and us to terminate.
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
We do not independently conduct clinical trials of any of our product candidates. We rely and expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. In addition, we currently rely and expect to continue to rely on third parties to conduct some aspects of our research and preclinical testing. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third-parties or to do so on commercially reasonable terms. Switching or adding additional third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays may occur in our product development activities. Although we seek to carefully manage our relationships with our CROs, we could encounter similar challenges or delays in the future and these challenges or delays could have a material adverse impact on our business, financial condition and prospects.
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
Although we have long-term supply agreements in place for commercial supply of TIBSOVO® with third-party manufacturers, we may be unable to establish any further long-term supply agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
•reliance on the third party for regulatory compliance and quality assurance;
•the possible breach of the manufacturing agreement by the third party;
•the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and
•reliance on the third party for regulatory compliance, quality assurance, environmental and safety and pharmacovigilance reporting.
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
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and comparable regulatory authorities in other countries. With the exception of IDHIFA® and TIBSOVO®, we and our collaborators have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. Celgene has submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML, and we submitted an MAA to the EMA for TIBSOVO® for the treatment of adult patients with IDH1 mutant-positive R/R AML and an sNDA to the FDA for TIBSOVO® for the treatment of patients with newly diagnosed AML with an IDH1 mutation who are not eligible for standard treatment. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process.
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
In order to market and sell our medicines in the EU and many other jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. In particular, although Celgene has submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML, and we submitted an MAA to the EMA for TIBSOVO® for the treatment of adult patients with IDH1 mutant-positive R/R AML, Celgene or we may not be successful in obtaining EMA approval of IDHIFA® or TIBSOVO®, respectively, on a timely basis, or ever. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our medicines in any market.
Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. On March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the EU. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or EU for our product candidates, which could significantly and materially harm our business.
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
We, or any collaborators, may not be able to obtain orphan drug designation or orphan drug exclusivity for our drug candidates and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving competing drugs.
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
In addition, later discovery of previously unknown adverse events or other problems with our medicines, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:
•restrictions on such medicine, manufacturers or manufacturing processes;
•restrictions on the labeling or marketing of a medicine;
•restrictions on distribution or use of a medicine;
•requirements to conduct post-marketing studies or clinical trials;
•warning letters or untitled letters;
•withdrawal of the medicine from the market;
•refusal to approve pending applications or supplements to approved applications that we submit;
•recall of medicines;
•damage to relationships with any potential collaborators;
•unfavorable press coverage and damage to our reputation;
•fines, restitution or disgorgement of profits or revenue;
•suspension or withdrawal of marketing approvals;
•refusal to permit the import or export of our medicines;
•product seizure;
•injunctions or the imposition of civil or criminal penalties; and
•litigation involving patients using our medicines.
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
•the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
•the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $10,781.40 to $21,562.80 per false claim;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.
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
Under the Trump Administration’s regulatory reform initiatives, the FDA’s policies, regulations and guidance may be revised or revoked and that could prevent, limit or delay regulatory approval of our product candidates, which would impact our ability to generate revenue.
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
For example, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which required that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that required the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations, however it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
Current and future legislation may increase the difficulty and cost for us and any collaborators to obtain marketing approval and commercialize our drug candidates and affect the prices we, or they, may obtain.
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any collaborators, to profitably sell any drugs for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved drugs.
Among the provisions of the Patient Protection and Affordable Care Act, or ACA, of potential importance to our business and our drug candidates are the following:
•an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;
•extension of manufacturers’ Medicaid rebate liability;
•expansion of eligibility criteria for Medicaid programs;
•expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•new requirements to report certain financial arrangements with physicians and teaching hospitals;
•a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
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
Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. The loss of the cost share reduction payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.
In addition, the Centers for Medicare & Medicaid Services, or CMS, has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre authorization (PA) and step therapy (ST) for six protected classes of drugs, with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices” while a definition of “price concession” in the regulations. It is unclear whether these proposed changes we be accepted, and if so, what effect such changes will have on our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.
While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.
On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
Moreover, legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any collaborators to more stringent drug labeling and post-marketing testing and other requirements.

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
We expect that we will be subject to additional risks in commercializing our product candidates outside the United States, including:
•different regulatory requirements for approval of drugs in foreign countries;
•reduced protection for intellectual property rights;
•unexpected changes in tariffs, trade barriers and regulatory requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•workforce uncertainty in countries where labor unrest is more common than in the United States;

•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires.
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
Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:
•establish a classified board of directors such that not all members of the board are elected at one time;
•allow the authorized number of our directors to be changed only by resolution of our board of directors;
•limit the manner in which stockholders can remove directors from the board;
•establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
•require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
•limit who may call stockholder meetings;
•authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a shareholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
•require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.
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
•regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•the timing and results of clinical trials of product candidates;
•commencement or termination of collaborations for our development programs;
•failure or discontinuation of any of our development programs;
•results of clinical trials of product candidates of our competitors;
•regulatory or legal developments in the United States and other countries;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•the recruitment or departure of key personnel;
•the level of expenses related to any of our product candidates or clinical development programs;
•the results of our efforts to develop additional product candidates or products;
•actual or anticipated changes in estimates as to financial results or development timelines;
•announcement or expectation of additional financing efforts;
•sales of our common stock by us, our insiders or other stockholders;
•variations in our financial results, including fluctuations in levels of sales of TIBSOVO® or royalties on sales of IDHIFA®, or results of companies that are perceived to be similar to us;
•changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•changes in the structure of healthcare payment systems;
•market conditions in the pharmaceutical and biotechnology sectors;
•general economic, industry and market conditions; and
•the other factors described in this “Risk Factors” section.
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
As of December 31, 2018, our executive officers, directors and a small group of stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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
Under Section 382 of the Internal Revenue Code of 1986, as amended, or the IRC, if a company undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. Our prior equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. We completed a review of our changes in ownership through December 31, 2018, and determined that we did not have a qualified ownership change since our last review as of December 31, 2017. We do not expect that this or any previous changes of ownership will result in our net operating loss carryforwards or certain other tax attributes expiring unutilized. Future ownership changes under Section 382 may limit the amount of net operating loss and tax credit carryforwards that we could potentially utilize to reduce future tax liabilities.
The comprehensive tax reform bill could adversely affect our business and financial condition.
On December 22, 2017, President Trump signed into law legislation, commonly referred to as the Tax Cuts and Jobs Act (the "TCJA") that significantly revised the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the federal tax law remains uncertain and our business and financial condition could be adversely affected. In addition, how various states will respond to the TCJA continues to be uncertain. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.
We are subject to taxation in numerous U.S. states and territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including as a result of applying the provisions the TCJA (as such provisions may be elaborated on or further developed in guidance, regulations and technical corrections pertaining to the TCJA) changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

We incur costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives and corporate governance practices.
We have incurred and will continue to incur significant legal, accounting and other expenses as a public company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations. Our management and other personnel devote, and will need to continue to devote, a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We currently lease approximately 146,030 square feet at 88 Sidney Street, Cambridge, Massachusetts. This lease, as amended, expires on January 31, 2025. We also lease approximately 42,564 square feet at 64 Sidney Street, Cambridge, Massachusetts. This lease, as amended, also expires on January 31, 2025. At the end of the initial lease period, we have the option to extend the leases at one or both facilities for two consecutive five year periods at the fair market rent at the time of the extension.
We believe our existing facilities are adequate for our current needs and that additional space will be available in the future on commercially reasonable terms as needed.
Item 3. Legal Proceedings
As of December 31, 2018, we were not a party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “AGIO” since July 24, 2013. Prior to that time, there was no public market for our common stock.
Holders
As of February 8, 2019, there were approximately 16 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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
The following graph compares the performance of our common stock to the NASDAQ Composite Index and the NASDAQ Biotechnology Index from July 24, 2013 (the first date that shares of our common stock were publicly traded) through December 31, 2018. The comparison assumes $100 was invested after the market closed on July 24, 2013 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of shares of our common stock during the fourth quarter of 2018.

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
The financial information included in the tables below are derived from audited financial statements.
Our consolidated statements of operations are summarized as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statements of Operations:
Revenues:
Product revenue, net	$13,841	$—	$—	$—	$—
Collaboration revenue – related party	60,661	41,074	69,892	59,119	65,358
Collaboration revenue – other	12,670	—	—	—	—
Royalty revenue – related party	7,215	1,937	—	—	—
Total revenue	94,387	43,011	69,892	59,119	65,358
Cost and expenses:
Cost of sales	1,397	—	—	—	—
Research and development (net of $7,811, $19,714, and $25,713 of cost reimbursement from related party for the years ended December 31, 2017, 2016 and 2015, respectively)	341,324	292,681	220,163	141,827	100,371
Selling, general and administrative	114,145	71,124	50,714	35,992	19,120
Total cost and expenses	456,866	363,805	270,877	177,819	119,491
Loss from operations	(362,479)	(320,794)	(200,985)	(118,700)	(54,133)
Interest income	16,451	6,124	2,514	968	203
Benefit for income taxes	—	—	—	—	426
Net loss	(346,028)	(314,670)	(198,471)	(117,732)	(53,504)
Net loss per share – basic and diluted	$(6.03)	$(6.75)	$(5.07)	$(3.15)	$(1.59)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	57,418,300	46,587,631	39,126,400	37,429,262	33,667,024
Our consolidated balance sheets are summarized as follows (in thousands):

	December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheet:
Cash, cash equivalents and marketable securities	$805,421	$567,750	$573,564	$375,907	$467,447
Accounts receivable, net	5,076	—	—	—	—
Collaboration receivable – related party	2,462	2,448	4,886	8,225	6,492
Royalty receivable – related party	2,234	1,222	—	—	—
Inventory	869	—	—	—	—
Total assets	858,457	614,397	619,094	420,065	491,904
Deferred revenue	92,519	163,640	190,210	24,364	38,411
Total liabilities	170,920	238,894	260,503	74,947	67,538
Total stockholders’ equity	687,537	375,503	358,591	345,118	424,366

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
Overview
We are a biopharmaceutical company committed to the fundamental transformation of patients’ lives through scientific leadership in the field of cellular metabolism and adjacent areas of biology, with the goal of making transformative, first- or best-in-class medicines for the treatment of cancer and rare genetic diseases, or RGDs. To address both cancer and RGDs, we take a systems biology approach to deeply understand disease states, drive the discovery and validation of novel therapeutic targets, and define patient selection strategies, thereby increasing the probability that our experimental medicines will have the desired therapeutic effect.
In July 2018, the U.S. Food and Drug Administration, or FDA, granted us approval of our wholly-owned product, TIBSOVO® (ivosidenib) for the treatment of adult patients with relapsed and refractory acute myeloid leukemia, or R/R AML, with a susceptible isocitrate dehydrogenase 1, or IDH1, mutation as detected by an FDA-approved test. In December 2018, we submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for TIBSOVO® for the treatment of adult patients with R/R AML. Also in December 2018, we submitted a supplemental new drug application, or sNDA, to the FDA for TIBSOVO® for the treatment of patients with newly diagnosed AML with an IDH1 mutation who are not eligible for standard treatment. In addition, we are currently evaluating ivosidenib in the clinical trials described below.
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
Our pre-commercial clinical cancer product candidates are vorasidenib (AG-881), AG-270, and AG-636.
Vorasidenib (AG-881) is a brain-penetrant pan-IDH mutant inhibitor. These mutations are found in a wide range of hematological malignancies and solid tumors. We expect to initiate a registration-enabling phase 3 study of vorasidenib (AG-881) in low-grade glioma with an IDH1 mutation by the end of 2019.
AG-270 is an orally available selective potent inhibitor of methionine adenosyltransferase 2a, or MAT2A. We submitted an investigational new drug application, or IND, for AG-270 in November 2017, and in December 2017 the FDA concluded that we may proceed with our planned phase 1 dose-escalation trial of AG-270 in multiple tumor types carrying a methylthioadenosine phosphorylase, or MTAP, deletion, which we initiated in March 2018.
AG-636 is an inhibitor of the metabolic enzyme dihydroorotate dehydrogenase, or DHODH. In October 2018, we submitted an IND for AG-636 for the treatment of hematologic malignancies, which was accepted by the FDA in December 2018. We expect to initiate a phase 1 dose-escalation trial of AG-636 in lymphoma in the first half of 2019.
The lead product candidate in our RGD portfolio, mitapivat, targets pyruvate kinase-R for the treatment of pyruvate kinase, or PK, deficiency. PK deficiency is a rare genetic disorder that often results in severe hemolytic anemia, jaundice and lifelong conditions associated with chronic anemia and secondary complications due to inherited mutations in the pyruvate kinase enzyme within red blood cells. In April 2018, we initiated ACTIVATE-T, a single arm, global, pivotal trial of mitapivat in approximately 20 regularly transfused patients with PK deficiency. In June 2018, we initiated ACTIVATE, a 1:1 randomized, placebo-controlled, global, pivotal trial of mitapivat in approximately 80 patients with PK deficiency who do not receive regular transfusions. We also initiated a phase 2 proof of concept trial of mitapivat in thalassemia in December 2018.
In addition to the aforementioned development programs, we are seeking to advance a number of early-stage discovery programs in the areas of cancer metabolism, RGDs and metabolic immuno-oncology, or MIO, a developing field which aims to modulate the activity of relevant immune cells by targeting critical metabolic nodes, thereby enhancing the immune mediated anti-tumor response.

Collaboration and License Agreements
Celgene Corporation
To date, our revenue has primarily been generated from our collaboration agreements with Celgene, or collectively, the Collaboration Agreements. Celgene is a related party through ownership of our common stock. In April 2010, we entered into a discovery and development collaboration and license agreement focused on cancer metabolism, or the 2010 Agreement. The 2010 Agreement was amended in October 2011 and July 2014. In April 2015, we entered into a joint worldwide development and profit share collaboration and license agreement with Celgene, and our wholly owned subsidiary, Agios International Sarl, entered into a collaboration and license agreement with Celgene International II Sarl, or collectively, the AG-881 Agreements, to establish a worldwide collaboration focused on the development and commercialization of vorasidenib (AG-881) products. The AG-881 Agreements were terminated effective September 4, 2018. In May 2016, we entered into a master research and collaboration agreement with Celgene, or the 2016 Agreement. Refer to Item 1, Business, and Note 10, Collaboration and License Agreements, to the consolidated financial statements in this Annual Report on Form 10-K for additional discussion of the Collaboration Agreements.
CStone Agreement
In June 2018, we entered into an exclusive license agreement with CStone Pharmaceuticals, or the CStone Agreement, for the development and commercialization of certain products containing ivosidenib in mainland China, Hong Kong, Macau, and Taiwan for therapeutic uses in humans, excluding brain cancer, unless later adopted by us in our sole discretion. We retain development and commercialization rights for the rest of the world.  Refer to Note 10, Collaboration and License Agreements, to the consolidated financial statements in this Annual Report on Form 10-K for additional discussion of the CStone Agreement.
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
Additionally, since inception, we have incurred significant operating losses. Our net losses were $346.0 million, $314.7 million and $198.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $1.1 billion. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from year to year. We anticipate that our expenses will increase significantly as we continue to advance and expand clinical development activities for our lead programs: ivosidenib, enasidenib, vorasidenib (AG-881), mitapivat, AG-270, and AG-636; continue to discover and validate novel targets and drug product candidates; expand and protect our intellectual property portfolio; and hire additional commercial, development and scientific personnel.
Revenue
Our wholly owned product, TIBSOVO®, received approval from the FDA on July 20, 2018 for the treatment of adult patients with R/R AML with susceptible IDH1 mutation. Upon FDA approval of TIBSOVO® in the U.S., we began generating product revenue from sales of TIBSOVO®. We sell TIBSOVO® to a limited number of specialty distributors and specialty pharmacy providers in the U.S., or collectively, the Customers. These Customers subsequently resell TIBSOVO® to pharmacies or dispense directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of TIBSOVO®. For further discussion of our revenue recognition policy, see Note 2, Summary of Significant Accounting Polices and Note 9, Product Revenue, to the consolidated financial statements in this Annual Report on Form 10-K.
We also recognize revenue from our agreements with Celgene and CStone, and royalty revenue from Celgene on sales of IDHIFA®.
In the future, we expect to continue to generate revenue from a combination of product sales, royalties on product sales, cost reimbursements, milestone payments, and upfront payments to the extent we enter into future collaborations or licensing agreements.

Cost of Sales
Cost of sales consists primarily of manufacturing costs for sales of TIBSOVO®.
Research and development expenses
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as our product candidate development programs progress. However, the successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development and commercialize these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from IDHIFA® (enasidenib), TIBSOVO® (ivosidenib), vorasidenib (AG-881), mitapivat, AG-270, AG-636, or any of our other product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:
•establishing an appropriate safety profile with IND, and/or new drug application, or NDA, enabling toxicology and clinical studies;
•the successful enrollment in, and completion of, clinical trials;
•the receipt of marketing approvals from applicable regulatory authorities;
•establishing compliant commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•launching commercial sales of the products, if and when approved, whether alone or in collaboration with others; and
•maintaining an acceptable safety profile of the products following approval.
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
Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:
•employee-related expenses including salaries, benefits and stock-based compensation expense;
•expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct research and development and both preclinical and clinical activities on our behalf, and the cost of consultants;
•the cost of lab supplies and acquiring, developing and manufacturing preclinical and clinical study materials; and
•facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and the maintenance of facilities, insurance and other operating costs.
The following summarizes our most advanced programs:
Ivosidenib
Ivosidenib is an orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH1 mutations. We hold worldwide development and commercial rights to ivosidenib and have licensed certain development and commercialization rights to ivosidenib in mainland China, Hong Kong, Macau, and Taiwan to CStone, pursuant to the CStone Agreement. We will fund the future development and commercialization costs related to this program with the exception of development and commercialization activities of CStone under the CStone Agreement. Mutations in IDH1 have been identified in difficult to treat hematologic and solid tumor cancers, including AML, chondrosarcoma, cholangiocarcinoma, and glioma, where both the treatment options and prognosis for patients are poor.
In July 2018, the FDA approved TIBSOVO® for the treatment of adult patients with R/R AML and a susceptible IDH1 mutation. The FDA's approval of TIBSOVO® in R/R AML was based on clinical data from a phase 1 open-label, single-arm, multicenter dose-escalation and expansion trial of adult patients with advanced R/R AML and an IDH1 mutation. In December

2018, we submitted an MAA to the EMA for TIBSOVO® for the treatment of adult patients with R/R AML. Also in December 2018, we submitted a sNDA to the FDA for TIBSOVO® for the treatment of patients with newly diagnosed AML with an IDH1 mutation who are not eligible for standard treatment.
We are evaluating ivosidenib in the following clinical trials:
•A phase 1b, multicenter, international, open-label clinical trial to evaluate safety and clinical activity of ivosidenib or enasidenib in combination with induction and consolidation therapy in patients with newly diagnosed AML with an IDH1 or IDH2 mutation who are eligible for intensive chemotherapy.
•A phase 1/2 frontline combination clinical trial of either ivosidenib or enasidenib in combination with VIDAZA® (azacitidine) in newly diagnosed AML patients not eligible for intensive chemotherapy.
•AGILE, a global, registration-enabling phase 3 clinical trial, combining ivosidenib and VIDAZA® (azacitidine) in newly diagnosed AML patients with an IDH1 mutation who are ineligible for intensive chemotherapy.
•An intergroup sponsored, global, registration-enabling phase 3 trial, supported in collaboration with Celgene, combining ivosidenib or enasidenib and standard induction and consolidation chemotherapy in frontline AML patients with an IDH1 or IDH2 mutation, expected to initiate in the first quarter of 2019.
•A phase 1 multicenter, open-label, dose-escalation and expansion clinical trial, designed to assess its safety, clinical activity and tolerability as a single agent in patients with advanced solid tumors with an IDH1 mutation, including glioma, cholangiocarcinoma, and chondrosarcoma.
•ClarIDHy, a registration-enabling phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial of ivosidenib in previously-treated patients with nonresectable or metastatic cholangiocarcinoma with an IDH1 mutation. We plan to submit a sNDA to the FDA for TIBSOVO® for second line or later IDH1 mutant-positive cholangiocarcinoma by the end of 2019.
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
Vorasidenib (AG-881): brain penetrant pan-IDH program
Vorasidenib (AG-881) is an orally available, selective, brain-penetrant, pan-IDH mutant inhibitor. We are currently focusing our development efforts for vorasidenib (AG-881) in glioma. In connection with the termination of the AG-881 Agreements discussed below, Celgene shall be eligible to receive royalties from us at a low single-digit percentage rate on worldwide net sales of products containing vorasidenib (AG-881).
We are evaluating vorasidenib (AG-881) in the following clinical trials:
•A phase 1 multi-center, open-label clinical trial of vorasidenib (AG-881) in patients with advanced IDH1 or IDH2 mutant-positive solid tumors, including glioma.
•A perioperative study with ivosidenib and vorasidenib (AG-881) in low grade glioma to further investigate their effects on brain tumor tissue. As agreed with Celgene in connection with the termination of the AG-881 Agreements, Celgene continued to co-fund certain costs associated with the ongoing phase 1 clinical development of  vorasidenib (AG-881) through December 31, 2018 and we funded the perioperative study ourselves as previously agreed with Celgene.
We expect to initiate a registration-enabling phase 3 study of vorasidenib (AG-881) in low-grade glioma with an IDH1 mutation by the end of 2019.
Mitapivat: PK Activator
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
We are evaluating mitapivat in the following clinical trials:
•DRIVE PK, a global phase 2, first-in-patient, open-label safety and efficacy clinical trial of mitapivat in adult, transfusion-independent patients with PK deficiency.
•ACTIVATE-T, a single arm, global, pivotal trial of mitapivat in approximately 20 regularly-transfused patients with PK deficiency.
•ACTIVATE, a 1:1 randomized, placebo-controlled, global, pivotal trial of mitapivat in approximately 80 patients with PK deficiency who do not receive regular transfusions.
•A phase 2, open-label safety and efficacy clinical trial of mitapivat in approximately 20 adult patients with non-transfusion-dependent thalassemia.
AG-270: Targeting MAT2A for the treatment of MTAP-deleted cancers
AG-270, an orally available selective potent inhibitor of MAT2A, is our development candidate focused on MTAP-deleted cancer. MTAP is a metabolic gene that is deleted in approximately 15 percent of all cancers. We have shown in preclinical studies that MTAP deletion predicts sensitivity to inhibition of a subset of enzymes involved in the synthesis or utilization of the methyl donor S-adenosylmethionine, or SAM. Among this subset of enzymes, we have targeted MAT2A, the enzyme responsible for the synthesis of SAM in tumor cells.
In March 2018, we initiated a phase 1 dose-escalation trial of AG-270 in multiple tumor types carrying an MTAP deletion. The purpose of this phase 1 multi-center, open-label study is to evaluate the safety, pharmacokinetics, pharmacodynamics and clinical activity of AG-270 in approximately 50 patients with advanced solid tumors or lymphoma with an MTAP deletion.
AG-636: Targeting DHODH for the treatment of hematologic malignancies
In October 2018, we submitted an IND for AG-636, an inhibitor of DHODH, licensed by us from Aurigene Discovery Technologies Limited, or Aurigene, for the treatment of hematologic malignancies. The IND was accepted by the FDA in November 2018.
We plan to initiate a phase 1 clinical trial of AG-636 in lymphoma in the first half of 2019.
Other research and platform programs
Other research and platform programs include activities related to exploratory efforts, target validation and lead optimization for our discovery and follow-on programs, and our proprietary metabolomics platform.
Selling, general and administrative expenses
Selling, general and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, business development, commercial, legal and human resources functions. Other significant costs include facility related costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters, and fees for accounting and consulting services.
We anticipate that our selling, general and administrative expenses will increase in the future to support continued research and development, and commercialization activities, including activities related to the commercialization of TIBSOVO® and the potential commercialization of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses.
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
Revenue Recognition
Product Revenue
We generate product revenue from sales of TIBSOVO® to a limited number of specialty distributors and specialty pharmacy providers in the U.S., or collectively, the Customers. The Customers subsequently resell TIBSOVO® to pharmacies or dispense directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of TIBSOVO®.
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
Contractual Adjustments. We generally provide Customers with discounts, including prompt pay discounts, and allowances that are explicitly stated in the contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized.
Chargebacks and discounts represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchase the product from us. Customers charge us for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are estimated using the expected value method, based upon a range of possible outcomes that are probability-weighted for the estimated channel mix and are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue.
Government Rebates. Government rebates consist of Medicare, TriCare, and Medicaid rebates, which we estimate using the expected value method, based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue. For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program.
Returns. We estimate the amount of product sales that may be returned by Customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized. We currently estimate product return liabilities using the expected value method, based on available industry data, including our visibility into the inventory remaining in the distribution channel.
Collaboration Revenue - Subsequent to ASC 606 Adoption
We adopted Accounting Standards Codification 606, Revenue from Contracts with Customers, or ASC 606, effective January 1, 2018. Under ASC 606, revenue is recognized when the customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that determined to be within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services it transfers to the customer.
Once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We will then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the standalone selling price, or SSP, for each performance obligation identified in the contract. We use key assumptions to determine the SSP, which include forecast of revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success. Further, a significant portion of revenue generated from our collaboration agreements with Celgene relates to the provision of research and development services whereby revenue is recognized under an input method using the ratio of effort incurred to date compared to the total estimated effort required to complete the performance obligation. The calculation of the total estimated effort includes the total amount of forecasted costs associated with the completion of discovery, pre-clinical or clinical trials, as well as the assumed timing of these activities and estimated patient populations. Such cost estimates include forecasted direct labor and material costs, subcontractor costs, and external contract research organization costs.
Milestone Revenue - Subsequent to ASC 606 Adoption
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
Collaboration Revenue - Prior to ASC 606 Adoption
Revenue for the years ended December 31, 2017 and 2016 were recognized under ASC 605, Revenue Recognition. Accordingly, revenue was recognized for each unit of accounting when all of the following criteria are met:
•persuasive evidence of an arrangement exists;
•delivery has occurred or services have been rendered;
•the seller’s price to the buyer is fixed or determinable; and
•collectability is reasonably assured.
Amounts received prior to satisfying the revenue recognition criteria were recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date were classified current and amounts not expected to be recognized as revenue within the 12 months following the balance sheet date were classified as non-current.
We accounted for collaboration agreements with Celgene under ASC 605-25, Revenue Recognition — Multiple-Element Arrangements, or ASC 605-25. The arrangement consideration was allocated to each unit of accounting based on the relative selling price, using our best estimate of selling price of each unit of accounting, if vendor specific objective evidence or third party evidence was not available. We recognized revenue for the units of accounting as our obligation under the agreement was satisfied.
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
Milestone Revenue - Prior to ASC 606 Adoption
In accordance with ASC 605-28, Revenue Recognition — Milestone Method, at the inception of each arrangement that included milestone payments, we evaluated each contingent payment on an individual basis to determine whether they were considered substantive milestones. This evaluation included an assessment of whether (a) the consideration was commensurate with either (1) our performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from our performance to achieve the milestone, (b) the consideration related solely to past performance, and (c) the consideration was reasonable relative to all of the deliverables and payment terms within the arrangement.
Revenue from milestones, if they were nonrefundable and deemed substantive, were recognized upon achievement of the milestones. We recognized revenue associated with non-substantive milestones upon achievement of the milestone if there were no undelivered elements and we had no remaining performance obligations.
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
•CROs in connection with clinical studies;
•investigative sites in connection with clinical studies;
•vendors in connection with preclinical development activities; and
•vendors related to product manufacturing, development and distribution of clinical supplies.
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
Stock-based compensation
We account for stock-based compensation awards in accordance with ASC 718, Compensation –Stock Compensation. For stock-based awards granted to employees and to members of the board of directors for their services and for participation in employee stock purchase plan, we estimate the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires us to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock.
Expected term. We use the “simplified method” as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share Based Payments, to estimate the expected term of stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the contractual term of ten years and the weighted-average vesting term of the stock options, taking into consideration multiple vesting tranches. We utilize this method due to lack of historical data and the plain-vanilla nature of our share-based awards.
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

Results of Operations
Comparison of years ended December 31, 2018, 2017 and 2016
The following table summarizes our results of operations for the years ended December 31, 2018, 2017, and 2016, together with the changes in those items in dollars and as a percentage ($ in thousands):

	Years Ended December 31,			2018 compared to 2017		2017 compared to 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Revenues:
Product revenue, net	$13,841	$—	$—	$13,841	NM	$—	NM
Collaboration revenue – related party	60,661	41,074	69,892	19,587	47.7%	(28,818)	(41.2)%
Collaboration revenue – other	12,670	—	—	12,670	NM	—	NM
Royalty revenue – related party	7,215	1,937	—	5,278	272.5%	1,937	NM
Total revenue	94,387	43,011	69,892	51,376	119.4%	(26,881)	(38.5)%
Cost and expenses:
Cost of sales	1,397	—	—	1,397	NM	—	NM
Research and development (net of $7,811 and $19,714 of cost reimbursement from related party for the years ended December 31, 2017 and 2016, respectively)	341,324	292,681	220,163	48,643	16.6%	72,518	32.9%
Selling, general and administrative	114,145	71,124	50,714	43,021	60.5%	20,410	40.2%
Loss from operations	(362,479)	(320,794)	(200,985)	(41,685)	13.0%	(119,809)	59.6%
Interest income	16,451	6,124	2,514	10,327	168.6%	3,610	143.6%
Net loss	$(346,028)	$(314,670)	$(198,471)	$(31,358)	10.0%	$(116,199)	58.5%
Product Revenue
We began to recognize revenue on sales of our first commercial product, TIBSOVO®, in the U.S. on July 20, 2018.
Collaboration Revenue
2018 compared to 2017. In the year ended December 31, 2018, we recognized an additional $19.6 million in collaboration revenue from our agreements with Celgene, which included a $15.0 million milestone payment related to Celgene's filing of an MAA to the EMA for IDHIFA® for IDH2 mutant-positive R/R AML. Collaboration revenue recognized during the year ended December 31, 2018 was accounted for under ASC 606, which we adopted as of January 1, 2018. For further discussion regarding adoption of ASC 606, refer to Note 2, Summary of Significant Accounting Policies, and Note 10, Collaboration Agreements, to consolidated financial statements included in this Annual Report on Form 10-K.
Additionally, for the year ended December 31, 2018, we also recognized $12.7 million of collaboration revenue under our CStone Agreement, which was entered into in 2018.
2017 compared to 2016. In the year ended December 31, 2017, we recognized $28.8 million less in collaboration revenue than in the year ended December 31, 2016. This decrease in collaboration revenue related to deliverables identified under the 2016 Agreement was primarily driven by the recognition of a $25.0 million milestone payment related to the initiation of the phase 3 IDHENTIFY trial of enasidenib in the year ended December 31, 2016.
Royalty Revenue
2018 compared to 2017. We recognized an additional $5.3 million in royalty revenue for the year ended December 31, 2018 as a result of higher net sales of IDHIFA® under the 2010 Agreement.
2017 compared to 2016. Celgene began commercial sales of IDHIFA® on August 1, 2017.
Cost of Sales
We began to recognize cost of sales relating to manufacturing costs associated with TIBSOVO® sales on July 20, 2018. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the TIBSOVO® costs during the year ended December 31, 2018 were expensed prior to July 20, 2018 and, therefore, are not included in costs of sales during the current period.

Research and Development Expense
2018 compared to 2017. The increase in research and development expenses was primarily attributable to a net increase of $52.3 million in external services, offset by a $3.6 million decrease in internal expenses; both of these changes are inclusive of cost reimbursements recorded as a reduction of research and development expenses.
2017 compared to 2016. The increase in research and development expenses was primarily attributable to a net increase of $40.4 million in external services and $32.1 million in internal expenses; both of these changes are inclusive of cost reimbursements recorded as a reduction of research and development expenses.
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
Our allocated research and development expenses, by major program, are outlined in the table below ($ in thousands):

	Years Ended December 31,			2018 compared to 2017			2017 compared to 2016
	2018	2017	2016	$ Change		% Change	$ Change		% Change
IDH1 inhibitor (ivosidenib)	132,384	136,319	92,190	(3,935)		(2.9)%	44,129		47.9%
Ivosidenib reduction of R&D expenses	—	—	(9,873)	—		NM	9,873		(100.0)%
IDH2 inhibitor (enasidenib)	8,404	7,695	10,912	709		9.2%	(3,217)		(29.5)%
Enasidenib reduction of R&D expenses	—	(14)	(1,902)	14		(100.0)%	1,888		(99.3)%
Pan IDH inhibitor (vorasidenib (AG-881))	13,732	17,590	20,482	(3,858)		(21.9)%	(2,892)		(14.1)%
Vorasidenib (AG-881) reduction of R&D expenses	—	(7,797)	(7,939)	7,797		(100.0)%	142		(1.8)%
PKR activator (mitapivat)	60,832	44,027	19,104	16,805		38.2%	24,923		130.5%
MAT2A inhibitor (AG-270)	22,506	20,982	—	1,524		7.3%	20,982		NM
DHODH inhibitor (AG-636)	14,082	—	—	14,082		NM	—		NM
Discontinued backup PKR activator (AG-519)	—	3,887	30,563	(3,887)		(100.0)%	(26,676)		(87.3)%
Other research and platform programs	89,384	69,992	66,626	19,392		27.7%	3,366		5.1%
Total research and development expenses, net	$341,324	$292,681	$220,163	$48,643	1	16.6%	$72,518	1	32.9%
The changes in research and development expense depicted in the table were primarily attributable to the following:
2018 compared to 2017
•Ivosidenib costs decreased compared to the prior period as prior period costs included manufacturing expenses associated with our initial commercial inventory as part of our NDA submission in December 2017.
•Enasidenib costs increased as a result of increased internal and external expenses related to our ongoing phase 1b frontline combination trial development work.
•Vorasidenib (AG-881) costs decreased as our phase 1 trial in patients with advanced IDH1 or IDH2 mutant-positive hematologic malignancies and our phase 1 trial in IDH1 or IDH2 mutant-positive advanced solid tumors, including glioma, both completed their dose escalation portions.
Cost reimbursements for vorasidenib (AG-881) were recognized as revenue in the current period.
•Mitapivat costs increased as a result of the enrollment costs for the ACTIVATE-T trial, which we initiated in April 2018, and the start-up costs for the ACTIVATE trial, which we initiated in June 2018.
•AG-270 costs increased as we initiated a phase 1 trial in March 2018.
•AG-636 costs increased as we completed IND-enabling studies in anticipation of the IND filing, which occurred in October 2018. Prior year development costs for AG-636 were included in other research and platform programs.

•The increase in the costs of other research and platform programs includes activities related to exploratory efforts, target validation and lead optimization for our discovery and follow-on programs, and our proprietary metabolomics platform.
2017 compared to 2016
•Ivosidenib costs increased as a result of: (i) start-up costs for the AGILE clinical trial; (ii) initiation of the ClarIDHy clinical trial; (iii) the ongoing enrollment in the expansion portion of the phase 1 clinical trial evaluating single agent ivosidenib in patients with IDH1 mutant-positive advanced hematologic malignancies; and (iv) research and development activities, including manufacturing-related activities, needed to prepare the NDA submission, which was submitted to the FDA in December 2017.
R&D costs reimbursed for ivosidenib decreased as a result of our obtaining global development and commercial rights to ivosidenib and the IDH1 program, and the responsibility for funding all of the costs related to the program, upon terminating the 2010 Agreement with respect to the program, effective August 15, 2016.
•Enasidenib costs decreased as a result of less internal and external expenses related to ongoing translational work on clinical and preclinical biomarkers.
R&D costs reimbursed for enasidenib decreased as a result of Celgene assuming primary development responsibilities. The reimbursements are only representative of third-party costs.
•Vorasidenib (AG-881) costs decreased as our phase 1 trial in patients with advanced IDH1 or IDH2 mutant-positive hematologic malignancies and our phase 1 trial in IDH1 or IDH2 mutant-positive advanced solid tumors, including glioma, both completed their dose escalation portions. However, we continue to incur costs related to patients continuing therapy on both studies and planning for future development.
As vorasidenib (AG-881) development cost decreased, the R&D costs reimbursed for vorasidenib (AG-881) also decreased.
•Mitapivat costs increased as a result of the selection of mitapivat as the lead product candidate in our PKR program instead of AG-519, which occurred in the fourth quarter of 2016.
•AG-270 costs in 2017 include costs to file an IND, which occurred in December 2017. The costs in 2016 include costs to designate AG-270 as a development candidate.
•AG-519 costs decreased as a result of the selection of mitapivat as the lead product candidate in our PKR program instead of AG-519, which occurred in the fourth quarter of 2016.
•The increase in the costs of other research and platform programs includes activities related to exploratory efforts, target validation and lead optimization for our discovery and follow-on programs, and our proprietary metabolomics platform.
Selling, General and Administrative Expense
2018 compared to 2017. The increase in selling, general and administrative expenses was primarily attributable to an increase of $27.3 million related to supporting our commercial organization for commercialization of TIBSOVO®.
2017 compared to 2016. The increase in selling, general and administrative expenses was primarily attributable to an increase of $21.1 million related to supporting our growing commercial organization for the launch of IDHIFA® and the potential launch of ivosidenib in 2018.
Interest Income
2018 compared to 2017 and 2017 compared to 2016. The increase in interest income is attributable to higher investment balances driven by funds received from our follow-on public offerings in each of January 2018, April 2017 and September 2016, resulting in higher interest earned on investments.
Liquidity and Capital Resources
Sources of liquidity
Since our inception, and through December 31, 2018, we have funded our operations through upfront, milestone, extension, cost reimbursement and royalty payments related to our collaboration agreements, proceeds received from our issuance of preferred stock, our initial public offering and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings.

In January 2018, we completed a public offering of 8,152,986 shares of common at an offering price of $67.00 per share. We received net proceeds from this offering of $516.2 million, after deducting underwriting discounts and commissions paid by us.
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
Cash flows
The following table provides information regarding our cash flows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net cash (used in) provided by operating activities	$(304,421)	$(285,232)	$38,562
Net cash used in investing activities	(273,825)	(57,908)	(119,350)
Net cash provided by financing activities	546,024	285,110	169,778
Net change in cash and cash equivalents	$(32,222)	$(58,030)	$88,990
Net cash (used in) provided by operating activities
During the year ended December 31, 2018, we received $10.0 million from product sales of TIBSOVO®, $20.1 million in cost reimbursements and royalty payments and a $15.0 million milestone payment under our collaboration agreements with Celgene and $12.0 million under the CStone Agreement. These amounts were offset by increased operating expenses that related to increases in clinical study costs due to advancements in our most advanced product candidates, commercialization efforts, expanded facilities and increased staffing needs due to our expanding operations.
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
Net cash used in investing activities
The cash used in investing activities for the year ended December 31, 2018 was primarily the result of higher purchases of marketable securities than proceeds from maturities and sales of marketable securities, and $6.9 million in purchases of property and equipment.
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
Net cash provided by financing activities
The cash provided by financing activities for the year ended December 31, 2018 was primarily the result of proceeds of $516.2 million from the January 2018 follow-on public offering, net of underwriting discounts and commissions, as well as proceeds of $30.2 million received from stock option exercises and purchases made pursuant to our employee stock purchase plan.
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
Funding requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to commercialize TIBSOVO®, and continue the research, development and clinical trials of, and seek additional marketing approvals for, our product candidates. If we obtain additional marketing approval for any of our other product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of Celgene, CStone or other partners. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.
We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2018, together with anticipated product and royalty revenue, anticipated interest income and anticipated expense reimbursements under our collaboration agreements, but excluding any additional program-specific milestone payments, will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2020. Our future capital requirements will depend on many factors, including:
•the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
•the success of our collaborations;
•the extent to which we acquire or in-license other medicines and technologies;
•the costs, timing and outcome of regulatory review of our product candidates;
•the costs associated with preparation for the potential commercial launch of one or more of our product candidates;
•the levels of sales of TIBSOVO® or royalties on sales of IDHIFA®;
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
•our ability to establish and maintain additional collaborations on favorable terms, if at all.
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

Contractual Obligations
The following table summarizes our significant contractual obligations as of the payment due date by period at December 31, 2018 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$91,287	$12,759	$26,608	$32,697	$19,223
Manufacturing arrangements	6,474	1,205	3,839	1,430	—
(1)   Represents future minimum lease payments under our non-cancelable operating leases. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.
We enter into agreements in the normal course of business with CROs for clinical trials and CMOs for supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are cancelable at any time by us, generally upon prior written notice to the vendor, and are thus not included in the contractual obligations table.
Other than the specific payments noted in the table of contractual obligations, we are obligated to future milestone and royalty payments under our global license agreement with Aurigene, or the Aurigene Agreement. Financial terms of the Aurigene Agreement include potential future milestone payments of up to $17.0 million if we achieve certain development and regulatory milestones and low single-digit royalties on net product sales, if any. During the next 12 months, upon initiation of the first phase 1 clinical trial for DHODH, we expect to make a milestone payment of $2.0 million.
In addition, we are also party to other license agreements, which include contingent payments. However, contingent payments related to these license agreements are not disclosed as the satisfaction of these contingent payments is uncertain at December 31, 2018 and, if satisfied, the timing of payment for these amounts was not reasonably estimable at December 31, 2018. Commitments related to the license agreements include contingent payments that will become payable if and when certain development, regulatory and commercial milestones are achieved. During the next 12 months, we do not expect to make milestone payments related to such license agreements.
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of December 31, 2018, we had cash, cash equivalents and marketable securities of $805.4 million, consisting primarily of investments in U.S. Treasuries, certificates of deposit, and government and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point increase in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs and CMOs that are located in Asia and Europe that are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2018 and December 31, 2017, we had minimal or no liabilities denominated in foreign currencies.
Item 8. Financial Statements and Supplementary Data
The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.
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

Based on that evaluation of our disclosure controls and procedures as of December 31, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(1)   Financial Statements
The following documents are included on pages F-1 through F-32 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)   Financial Statement Schedules
Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.
(3)   Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-36014	July 30, 2013	3.1
3.2	Second Amended and Restated By-Laws	8-K	001-36014	December 19, 2018	3.1
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-189216	June 24, 2013	4.1
4.2	Second Amended and Restated Investor Rights Agreement dated as of November 16, 2011	S-1	333-189216	June 10, 2013	4.2
10.1#	2007 Stock Incentive Plan	S-1	333-189216	June 10, 2013	10.1
10.2#	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-189216	June 10, 2013	10.2
10.3#	Form of Nonstatutory Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-189216	June 10, 2013	10.3
10.4#	2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.4
10.5#	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.5
10.6#	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.6
10.7#	2013 Employee Stock Purchase Plan	S-1	333-189216	June 24, 2013	10.7
10.8#	Letter Agreement, dated as of July 22, 2010, between the Registrant and Scott Biller, Ph.D.	S-1	333-189216	July 11, 2013	10.10
10.9	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-189216	July 11, 2013	10.12

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
10.10#	Letter Agreement, dated as of April 1, 2014, between the Registrant and Christopher Bowden, Ph.D.	10-K	001-36014	February 26, 2016	10.13
10.11†	Discovery and Development Collaboration and License Agreement, dated as of April 14, 2010, as amended on October 3, 2011, between the Registrant and Celgene Corporation	S-1	333-189216	July 16, 2013	10.14
10.12†	Third Amendment to Discovery and Development Collaboration and License Agreement, dated July 14, 2014 between the Registrant and Celgene Corporation	10-K	001-36014	February 24, 2015	10.15
10.13	Common Stock Purchase Agreement, dated as of July 16, 2013, between the Registrant and Celgene Alpine Investment Co., LLC	S-1	333-189216	July 16, 2013	10.15
10.14	Lease, dated as of September 15, 2014, between the Registrant and Forest City 88 Sidney, LLC	8-K	001-36014	September 19, 2014	10.1
10.15	First Amendment to Lease for 88 Sidney Street, dated as of November 21, 2014, between the Registrant and Forest City 88 Sidney, LLC	8-K	001-36014	November 26, 2014	10.1
10.16#	Summary Description of Annual Cash Incentive Program	10-Q	001-36014	May 11, 2015	10.1
10.17	Second Amendment to Lease for 88 Sidney Street, dated July 20, 2015, by and between the Registrant and Forest City 88 Sidney Street, LLC	8-K	001-36014	July 23, 2015	10.1
10.18†	Collaboration and License Agreement by and between the Registrant and Celgene Corporation Re: AGI-23088 for the US Territory, dated as of April 27, 2015	10-Q	001-36014	August 7, 2015	10.1
10.19†	Collaboration and License Agreement by and between Agios International Sarl and Celgene International II Sarl Re: AGI-23088 for the ROW Territory, dated as of April 27, 2015	10-Q	001-36014	August 7, 2015	10.2
10.20#	Form of Performance Share Unit Agreement under 2013 Stock Incentive Plan	10-K	001-36014	February 26, 2016	10.25
10.21#	Severance Benefits Plan	8-K	001-36014	April 22, 2016	10.1
10.22#	Letter Agreement, dated as of January 7, 2016, between the Registrant and Steve Hoerter	10-Q	001-36014	May 9, 2016	10.1
10.23†	Master Research and Collaboration Agreement, dated May 17, 2016, by and among the Registrant, Celgene Corporation and Celgene RIVOT Ltd.	10-Q	001-36014	August 8, 2016	10.1
10.24#	Letter Agreement between the Registrant and Andrew Hirsch, effective August 11, 2016	8-K	001-36014	August 16, 2016	99.2
10.25	Lease, dated as of November 17, 2017, between the Registrant and UP 64 Sidney Street, LLC	8-K	001-36014	November 22, 2017	10.1

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
10.26	Third Amendment to Lease for 88 Sidney Street, dated November 17, 2017, by and between the Registrant and Forest City 88 Sidney Street, LLC	8-K	001-36014	November 22, 2017	10.2
10.27	First Amendment of Lease, dated April 11, 2018, by and between UP 64 Sidney Street, LLC and Agios Pharmaceuticals. Inc.	8-K	001-36014	April 13, 2018	10.1
10.28#	Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan (for employees)	10-Q	001-36014	May 4, 2018	10.1
10.29†	License Agreement, dated June 25, 2018, by and between Agios Pharmaceuticals, Inc. and CStone Pharmaceuticals	10-Q	001-36014	August 2, 2018	10.2
10.30#	Amended and Restated Letter Agreement, dated as of August 30, 2018, between the Registrant and David P. Schenkein, M.D.	10-Q	001-36014	November 1, 2018	10.1
10.31#	Letter Agreement, dated as of August 30, 2018, between the Registrant and Jacqualyn A. Fouse, Ph.D.	10-Q	001-36014	November 1, 2018	10.2
10.32#	Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan (for directors)					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Ernst & Young LLP					X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

#	Indicates management contract or compensatory plan or arrangement.

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
*	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGIOS PHARMACEUTICALS, INC.

February 14, 2019	By:	/s/ Jacqualyn A. Fouse
Jacqualyn A. Fouse, Ph.D. Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jacqualyn A. Fouse	Chief Executive Officer and Director (Principal executive officer)	February 14, 2019
Jacqualyn A. Fouse, Ph.D.
/s/ Andrew Hirsch	Chief Financial Officer (Principal financial officer)	February 14, 2019
Andrew Hirsch
/s/ Carman Alenson	Vice President of Accounting, Treasury and Tax (Principal accounting officer)	February 14, 2019
Carman Alenson
/s/ Paul J. Clancy	Director	February 14, 2019
Paul J. Clancy
/s/ Ian Clark	Director	February 14, 2019
Ian Clark
/s/ Kaye Foster	Director	February 14, 2019
Kaye Foster
/s/ Maykin Ho	Director	February 14, 2019
Maykin Ho, Ph.D.
/s/ John M. Maraganore	Director	February 14, 2019
John M. Maraganore, Ph.D.
/s/ David Scadden	Director	February 14, 2019
David Scadden, M.D.
/s/ David P. Schenkein	Director	February 14, 2019
David P. Schenkein, M.D.

Agios Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Agios Pharmaceuticals, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Agios Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2018.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 14, 2019

We have served as the Company’s auditor since 2017.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Agios Pharmaceuticals, Inc.
We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows of Agios Pharmaceuticals, Inc. for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Agios Pharmaceuticals, Inc. for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Boston, Massachusetts
February 16, 2017

Agios Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$70,502	$102,724
Marketable securities	514,800	321,212
Accounts receivable, net	5,076	—
Collaboration receivable – related party	2,462	2,448
Collaboration receivable – other	670	—
Royalty receivable – related party	2,234	1,222
Inventory	869	—
Prepaid expenses and other current assets	17,167	17,655
Total current assets	613,780	445,261
Marketable securities	220,119	143,814
Property and equipment, net	24,320	24,431
Other non-current assets	238	891
Total assets	$858,457	$614,397
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,880	$22,767
Accrued expenses	42,147	34,031
Deferred revenue – related party	32,710	37,842
Deferred rent	766	301
Total current liabilities	93,503	94,941
Deferred revenue, net of current portion – related party	59,809	125,798
Deferred rent, net of current portion	17,608	18,155
Total liabilities	170,920	238,894
Commitments and contingent liabilities (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized and 58,218,653 and 48,826,153 shares issued and outstanding at December 31, 2018 and 2017, respectively	58	49
Additional paid-in capital	1,794,283	1,174,904
Accumulated other comprehensive loss	(2,171)	(1,389)
Accumulated deficit	(1,104,633)	(798,061)
Total stockholders’ equity	687,537	375,503
Total liabilities and stockholders’ equity	$858,457	$614,397
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Product revenue, net	$13,841	$—	$—
Collaboration revenue – related party	60,661	41,074	69,892
Collaboration revenue – other	12,670	—	—
Royalty revenue – related party	7,215	1,937	—
Total revenue	94,387	43,011	69,892
Cost and expenses:
Cost of sales	1,397	—	—
Research and development (net of $7,811 and $19,714 of cost reimbursement from related party for the years ended December 31, 2017 and 2016, respectively)	341,324	292,681	220,163
Selling, general and administrative	114,145	71,124	50,714
Total cost and expenses	456,866	363,805	270,877
Loss from operations	(362,479)	(320,794)	(200,985)
Interest income	16,451	6,124	2,514
Net loss	$(346,028)	$(314,670)	$(198,471)
Net loss per share – basic and diluted	$(6.03)	$(6.75)	$(5.07)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	57,418,300	46,587,631	39,126,400

See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net loss	$(346,028)	$(314,670)	$(198,471)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(782)	(1,076)	5
Comprehensive loss	$(346,810)	$(315,746)	$(198,466)
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2015	37,696,502	$38	$630,078	$(318)	$(284,680)	$345,118
Unrealized gain on available-for-sale securities	—	—	—	5	—	5
Net loss	—	—	—	—	(198,471)	(198,471)
Stock-based compensation expense	—	—	42,086	—	—	42,086
Issuance of common stock under stock incentive and employee stock purchase plans	647,539	—	7,703	—	—	7,703
Issuance of common stock for follow-on offering	3,876,403	4	162,146	—	—	162,150
Balance at December 31, 2016	42,220,444	$42	$842,013	$(313)	$(483,151)	$358,591
Unrealized loss on available-for-sale securities	—	—	—	(1,076)	—	(1,076)
Net loss	—	—	—	—	(314,670)	(314,670)
Stock-based compensation expense	—	—	47,809	—	—	47,809
Issuance of common stock under stock incentive and employee stock purchase plans	797,629	1	14,189	—	—	14,190
Issuance of common stock for follow-on offering	5,808,080	6	270,244	—	—	270,250
Other	—	—	649	—	(240)	409
Balance at December 31, 2017	48,826,153	$49	$1,174,904	$(1,389)	$(798,061)	$375,503
Unrealized loss on available-for-sale securities	—	—	—	(782)	—	(782)
Net loss	—	—	—	—	(346,028)	(346,028)
Adjustment to beginning accumulated deficit resulting from adoption of ASC 606	—	—	—	—	39,456	39,456
Stock-based compensation expense	—	—	73,357	—	—	73,357
Issuance of common stock under stock incentive and employee stock purchase plans	1,239,514	1	30,215	—	—	30,216
Issuance of common stock for follow-on offering	8,152,986	8	516,198	—	—	516,206
Other	—	—	(391)	—	—	(391)
Balance at December 31, 2018	58,218,653	$58	$1,794,283	$(2,171)	$(1,104,633)	$687,537
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(346,028)	$(314,670)	$(198,471)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	7,172	6,432	5,708
Stock-based compensation expense	73,357	47,809	42,086
Net (accretion of discount) amortization of premium on marketable securities	(3,837)	(11)	773
Loss on disposal of property and equipment	20	40	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,076)	—	—
Collaboration receivable – related party	(14)	2,438	3,339
Collaboration receivable – other	(670)	—	—
Royalty receivable – related party	(1,012)	(1,222)	—
Inventory	(869)	—	—
Prepaid expenses and other current and non-current assets	1,148	(3,600)	(2,420)
Accounts payable	(5,488)	5,329	3,501
Accrued expenses	8,623	1,522	16,854
Deferred revenue – related party	(31,665)	(26,570)	165,846
Deferred rent	(82)	(2,729)	1,346
Net cash (used in) provided by operating activities	(304,421)	(285,232)	38,562
Investing activities
Purchases of marketable securities	(933,320)	(688,702)	(506,067)
Proceeds from maturities and sales of marketable securities	666,481	635,421	396,632
Purchases of property and equipment	(6,986)	(4,627)	(9,915)
Net cash used in investing activities	(273,825)	(57,908)	(119,350)
Financing activities
Proceeds from public offering of common stock, net of reimbursements	516,206	270,250	162,150
(Payment) reimbursement of public offering costs	(391)	638	(230)
Net proceeds from stock option exercises and employee stock purchase plan	30,209	14,222	7,858
Net cash provided by financing activities	546,024	285,110	169,778
Net change in cash and cash equivalents	(32,222)	(58,030)	88,990
Cash and cash equivalents at beginning of the period	102,724	160,754	71,764
Cash and cash equivalents at end of the period	$70,502	$102,724	$160,754
Supplemental disclosure of non-cash investing and financing transactions:
Additions to property and equipment in accounts payable and accrued expenses	$1,106	$1,011	$73
Proceeds from stock option exercises in other current assets	$7	$—	$32
Public offering costs in other receivables, net of amounts in accounts payable and accrued expenses	$—	$—	$230
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
Overview
We are a biopharmaceutical company committed to the fundamental transformation of patients’ lives through scientific leadership in the field of cellular metabolism and adjacent areas of biology, with the goal of making transformative, first- or best-in-class medicines for the treatment of cancer and rare genetic diseases, or RGDs. To address both cancer and RGDs, we take a systems biology approach to deeply understand disease states, drive the discovery and validation of novel therapeutic targets, and define patient selection strategies, thereby increasing the probability that our experimental medicines will have the desired therapeutic effect. We are located in Cambridge, Massachusetts.
In July 2018, the U.S. Food and Drug Administration, or FDA, granted us approval of our wholly-owned product, TIBSOVO® (ivosidenib) for the treatment of adult patients with relapsed and refractory acute myeloid leukemia, or R/R AML, with a susceptible isocitrate dehydrogenase 1, or IDH1, mutation as detected by an FDA-approved test. In December 2018, we submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for TIBSOVO® for the treatment of adult patients with R/R AML. Also in December 2018, we submitted a supplemental new drug application to the FDA for TIBSOVO® for the treatment of patients with newly diagnosed AML with an IDH1 mutation who are not eligible for standard treatment.
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
Our pre-commercial clinical cancer product candidates are vorasidenib (AG-881), AG-270, and AG-636.
Vorasidenib (AG-881) is a brain-penetrant pan-IDH mutant inhibitor. These mutations are found in a wide range of hematological malignancies and solid tumors. We expect to initiate a registration-enabling phase 3 study of vorasidenib (AG-881) in low-grade glioma with an IDH1 mutation by the end of 2019.
AG-270 is an orally available selective potent inhibitor of methionine adenosyltransferase 2a, or MAT2A. We submitted an investigational new drug application, or IND, for AG-270 in November 2017, and in December 2017 the FDA concluded that we may proceed with our planned phase 1 dose-escalation trial of AG-270 in multiple tumor types carrying a methylthioadenosine phosphorylase, or MTAP, deletion, which we initiated in March 2018.
AG-636 is an inhibitor of the metabolic enzyme dihydroorotate dehydrogenase, or DHODH. In October 2018, we submitted an IND for AG-636 for the treatment of hematologic malignancies, which was accepted by the FDA in December 2018. We expect to initiate a phase 1 dose-escalation trial of AG-636 in lymphoma in the first half of 2019.
The lead product candidate in our RGD portfolio, mitapivat, targets pyruvate kinase-R for the treatment of pyruvate kinase, or PK, deficiency. PK deficiency is a rare genetic disorder that often results in severe hemolytic anemia, jaundice and lifelong conditions associated with chronic anemia and secondary complications due to inherited mutations in the pyruvate kinase enzyme within red blood cells. In April 2018, we initiated ACTIVATE-T, a single arm, global, pivotal trial of mitapivat in approximately 20 regularly transfused patients with PK deficiency. In June 2018, we initiated ACTIVATE, a 1:1 randomized, placebo-controlled, global, pivotal trial of mitapivat in approximately 80 patients with PK deficiency who do not receive regular transfusions. We also initiated a phase 2 proof of concept trial of mitapivat in thalassemia in December 2018.
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
As of December 31, 2018, we had cash, cash equivalents and marketable securities of $805.4 million. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities to be sufficient to fund current operations for at least the next twelve months from the issuance of the financial statements.
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
Marketable securities
Marketable securities at December 31, 2018 and 2017 consisted of investments in certificates of deposit, U.S. Treasuries, government securities and corporate debt securities. We determine the appropriate classification of the securities at the time they are acquired and evaluate the appropriateness of such classifications at each balance sheet date. We classify our marketable securities as available-for-sale pursuant to Accounting Standards Codification, or ASC, 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis.
At December 31, 2018 and 2017, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of one to two years, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and therefore classified as available-for-sale.
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
Our financial assets, which include cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2018 or 2017.
There have been no changes to the valuation methods during the years ended December 31, 2018 and 2017. We evaluate transfers between levels at the end of each reporting period.
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
We are also subject to credit risk on our receivables, including trade receivables from our customers and collaboration and royalty receivables from Celgene and CStone Pharmaceuticals, or CStone. Concentrations of credit risk with respect to receivables, which are typically unsecured, are somewhat mitigated due to the number of customers using our products. Our trade receivables arise from product sales in the U.S. and have standard payment terms that generally require payment within 30 to 60 days. We have evaluated the creditworthiness of our customers, including Celgene, and determined them to be creditworthy. To date we have not experienced any losses with respect to our receivables.
Inventory
Inventory is stated at the lower of cost or estimated net realizable value on a first-in, first-out basis. Prior to the regulatory approval of our product candidates, we incur expenses for the manufacture of drug product that could potentially be available to support the commercial launch of those products. Until the date at which regulatory approval has been received or is otherwise considered probable, we record all such costs as research and development expenses. Upon approval of our wholly owned product, TIBSOVO®, by the FDA on July 20, 2018 for the treatment of adult patients with R/R AML with susceptible IDH1 mutation as detected by an FDA-approved test, we began to capitalize inventories of TIBSOVO®.
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
Costs of major additions and betterment are capitalized; maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to expense as incurred. Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized.
Impairment of long-lived assets
We periodically evaluate our long-lived assets for potential impairment in accordance with ASC 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on the undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. We did not recognize any impairment charges through December 31, 2018.
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services.
The FASB subsequently issued the following amendments to ASU 2014-09 that have the same effective date and transition date: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. We adopted these amendments with ASU 2014-09, collectively referred to as ASC 606.
We adopted ASC 606 effective January 1, 2018, using the modified retrospective method. Under ASC 606, revenue is recognized when the customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determined to be within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations, and assess whether each promised good or service is distinct. We will then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for net product revenue and license, collaboration and other revenues, see Note 9, Product Revenue, and Note 10, Collaboration and License Agreements.
Revenues for the years ended December 31, 2017 and 2016 were recognized under ASC 605, Revenue Recognition. In accordance with ASC 605, revenue is recognized for each unit of accounting when all of the following criteria are met:
•persuasive evidence of an arrangement exists;
•delivery has occurred or services have been rendered;

•the seller’s price to the buyer is fixed or determinable; and
•collectability is reasonably assured.
Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified current and amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as non-current.
Adoption of ASC 606
We adopted ASC 606 using the modified retrospective method. Under this method, we recognized the cumulative effect of the change in the opening balance of accumulated deficit in the current period condensed consolidated balance sheet.
In adopting ASC 606, we applied the practical expedient that permits aggregating the effect of all contract modifications that occurred prior to January 1, 2018. No other practical expedients were used.
The impact of the cumulative effect of the accounting changes upon the adoption of the standard is as follows (in thousands):

	December 31, 2017	Cumulative Effect	January 1, 2018
Deferred revenue – related party, current and net of current portions	$163,640	$(39,456)	$124,184
Accumulated deficit	(798,061)	39,456	(758,605)
The following tables summarize the effects of adopting ASC 606 on our consolidated financial statements (in thousands, except per share data):
Consolidated Balance Sheets

	December 31, 2018
	Under Topic 606	Under Topic 605	Effect of Change
Accounts receivable, net	$5,076	$5,076	$—
Collaboration receivable – related party	2,462	2,462	—
Collaboration receivable – other	670	230	440
Total current assets	613,780	613,340	440
Total assets	858,457	858,017	440

Deferred revenue – related party	32,710	29,133	3,577
Total current liabilities	93,503	89,926	3,577
Deferred revenue, net of current portion – related party	59,809	101,180	(41,371)
Total liabilities	170,920	208,714	(37,794)
Accumulated deficit	(1,104,633)	(1,142,867)	38,234
Total stockholders’ equity	687,537	649,303	38,234
Total liabilities and stockholders’ equity	858,457	858,017	440

Consolidated Statements of Operations

	Year ended December 31, 2018
	Under Topic 606	Under Topic 605	Effect of Change
Product revenue, net	$13,841	$13,841	$—
Collaboration revenue – related party	60,661	58,994	1,667
Collaboration revenue – other	12,670	12,230	440
Total revenue	94,387	92,280	2,107
Research and development expense	341,324	337,995	3,329
Total cost and expenses	456,866	453,537	3,329
Loss from operations	(362,479)	(361,257)	(1,222)
Net loss	(346,028)	(344,806)	(1,222)
Net loss per share – basic and diluted	(6.03)	(6.01)	(0.02)
Consolidated Statements of Comprehensive Loss

	Year ended December 31, 2018
	Under Topic 606	Under Topic 605	Effect of Change
Net loss	$(346,028)	$(344,806)	$(1,222)
Comprehensive loss	(346,810)	(345,588)	(1,222)
Consolidated Statements of Cash Flows

	Year ended December 31, 2018
	Under Topic 606	Under Topic 605	Effect of Change
Net loss	$(346,028)	$(344,806)	$(1,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable, net	(5,076)	(5,076)	—
Collaboration receivable – related party	(14)	(14)	—
Collaboration receivable – other	(670)	(230)	(440)
Deferred revenue – related party	(31,665)	(33,327)	1,662
Cost of Sales
Cost of sales consists primarily of manufacturing costs of TIBSOVO®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of TIBSOVO® recorded during the year ended December 31, 2018 were expensed prior to July 20, 2018 and, therefore, are not included in costs of sales during the current period.
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
In 2017, we adopted ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. Upon adoption of this standard, we recorded a cumulative-effect adjustment of approximately $32.7 million through retained earnings and deferred tax assets.
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
Comprehensive income (loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources, and currently consists of net loss and unrealized gains and losses on available-for-sale securities. Accumulated other comprehensive loss consists entirely of unrealized gains and losses from available-for-sale securities as of December 31, 2018 and 2017.
Net loss per share
Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the dilutive net loss per share calculation, stock options, restricted stock units, performance-based stock units for which the performance vesting conditions have been met, and employee stock purchase plan shares are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive.
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
Recent accounting pronouncements
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which was codified as ASC 842, Leases, and amended through subsequent ASUs. We adopted ASC 842 effective January 1, 2019 using the modified retrospective transition approach and elected the package of practical expedients, both provided for under ASU 2018-11, Leases (Topic 842): Targeted Improvements. The package of practical expedients allows us not to reassess whether contracts are or contain leases, lease classification, and whether initial direct costs qualify for capitalization. Additionally, as an accounting policy, for our building leases, we chose not to separate the non-lease components from the lease components and, instead, accounted for each non-lease component and lease component as a single component.

We have substantially completed our assessment over the impact of the standard and determined that only material leases that we hold are our building leases. Upon adoption of the standard, we preliminarily expect to record a right of use asset and lease liability of approximately $50.0 million on our consolidated balance sheets. The finalization of our assessment may result in significant changes to our estimates that may materially impact our preliminary estimate of the cumulative effect.
The tax impact of the adoption will also be recorded through accumulated deficit with an offset to the valuation allowance. The only impact of the adoption is on disclosures presented in Note 13, Income Taxes.
Other Recent Accounting Pronouncements
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
3. Fair Value Measurements
The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$42,673	$1,999	$—	$44,672
Marketable securities:
Certificates of deposit	—	956	—	956
U.S. Treasuries	—	242,961	—	242,961
Government securities	—	145,213	—	145,213
Corporate debt securities	—	345,789	—	345,789
	$42,673	$736,918	$—	$779,591
The fair value of Level 2 instruments were determined through third-party pricing services. For a description of our validation procedures related to prices provided by third-party pricing services, refer to Note 2, Summary of Significant Accounting Policies, to these consolidated financial statements. There have been no changes to the valuation methods during the year ended December 31, 2018.
There were no transfers between Level 1 and Level 2 and we had no financial assets or liabilities that were classified as Level 3 at any point during the year ended December 31, 2018.
4. Marketable Securities
Marketable securities at December 31, 2018 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$960	$—	$(4)	$956
U.S. Treasuries	231,101	7	(228)	230,880
Government securities	75,335	—	(121)	75,214
Corporate debt securities	208,233	—	(483)	207,750
Non-current:
U.S. Treasuries	12,202	4	(125)	12,081
Government securities	70,177	10	(188)	69,999
Corporate debt securities	139,082	12	(1,055)	138,039
Total marketable securities	$737,090	$33	$(2,204)	$734,919

Marketable securities at December 31, 2017 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$8,081	$—	$(11)	$8,070
U.S. Treasuries	113,852	—	(119)	113,733
Government securities	44,421	—	(57)	44,364
Corporate debt securities	155,222	—	(177)	155,045
Non-current:
Certificates of deposit	960	—	(8)	952
U.S. Treasuries	36,165	—	(311)	35,854
Government securities	23,992	—	(182)	23,810
Corporate debt securities	83,722	—	(524)	83,198
Total marketable securities	$466,415	$—	$(1,389)	$465,026
There were no material realized gains or losses on marketable securities for the years ended December 31, 2018 and 2017.
At December 31, 2018 and 2017, we held 242 and 240 debt securities that were in an unrealized loss position for less than one year, respectively. The aggregate fair value of debt securities in an unrealized loss position at December 31, 2018 and 2017 was $639.3 million and $439.4 million, respectively. There were no individual securities that were in a significant unrealized loss position as of December 31, 2018 and 2017. Given our intent and ability to hold such securities until recovery, and the lack of material change in the credit risk of these investments, we do not consider these marketable securities to be other-than-temporarily impaired as of December 31, 2018 and 2017.
5. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Laboratory equipment	$20,165	$17,524
Computer equipment and software	5,449	4,293
Leasehold improvements	22,084	20,322
Furniture and fixtures	1,065	752
Office equipment	407	319
Construction in progress	1,302	618
Total property and equipment	50,472	43,828
Less: accumulated depreciation	(26,152)	(19,397)
Total property and equipment, net	$24,320	$24,431
Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $7.2 million, $6.4 million and $5.7 million, respectively.
6. Inventory
Inventory consisted of the following (in thousands):

	December 31,
	2018	2017
Raw materials	$—	$—
Work-in-process	788	—
Finished goods	81	—
Total Inventory	$869	$—

Inventory is related to our approved product, TIBSOVO®. There were no write downs for excess and obsolete inventory during the year ended December 31, 2018.
7. Accrued Expenses
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued compensation	$20,843	$15,693
Accrued research and development costs	14,777	14,849
Accrued professional fees	5,441	3,140
Accrued other	1,086	349
Total accrued expenses	$42,147	$34,031

8. Commitments and Contingent Liabilities
Leases
We rent laboratory and office space under non-cancelable operating leases. These lease agreements contain various clauses for renewal at our option and escalation clauses. Rental expense under these leases, net of tenant improvement reimbursements, amounted to $11.4 million, $6.0 million and $6.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
We provided our landlord a standby letter of credit of $2.9 million as security for our leases. We are not required to maintain any cash collateral for the standby letter of credit.
As of December 31, 2018, minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter were as follows (in thousands):

2019	$12,759
2020	13,135
2021	13,473
2022	15,552
2023	17,145
Thereafter	19,223
$91,287
In addition to rent, the leases may require us to pay additional amounts for taxes, insurance, maintenance and other operating expenses.
Manufacturing Commitments
We are party to various agreements with contract manufacturing organizations that we are not contractually able to terminate for convenience and avoid any and all future obligations to the vendors. Under such agreements, we are obligated to make certain minimum payments, with the exact amounts in the event of termination to be based on the timing of the termination and the exact terms of the agreement.
Legal Contingencies
From time to time, we may be involved in disputes and legal proceedings in the ordinary course of business. These proceedings may include allegations of infringement of intellectual property, employment or other matters. We do not have any ongoing legal proceedings that, based on our estimates, could have a material effect on our consolidated financial statements.
9. Product Revenue
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
Chargebacks and discounts represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchase the product from us. Customers charge us for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are estimated using the expected value method, based upon a range of possible outcomes that are probability-weighted for the estimated channel mix and are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue.
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
To date, our source of product revenue has been U.S. sales of TIBSOVO®. Total net product revenue was $13.8 million for the year ended December 31, 2018. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the year ended December 31, 2018 (in thousands):

	Contractual Adjustments	Government Rebates	Returns	Total
Balance at December 31, 2017	—	—	—	—
Current provisions relating to sales in the current year	1,777	422	334	2,533
Adjustments relating to prior years	—	—	—	—
Payments/returns relating to sales in the current year	(1,185)	(97)	—	(1,282)
Payments/returns relating to sales in the prior years	—	—	—	—
Balance at December 31, 2018	592	325	334	1,251
Total revenue-related reserves above, included in our condensed consolidated balance sheets, are summarized as follows (in thousands):

December 31, 2018
Reduction of accounts receivable	$326
Component of accrued expenses	925
Total revenue-related reserves	$1,251

The following table presents changes in our contract assets and liabilities during the year ended December 31, 2018 (in thousands):

	December 31, 2017	Additions	Deductions	December 31, 2018
Contract assets
Accounts receivable, net (1)	$—	$16,374	$(11,298)	$5,076
(1) Additions to accounts receivable, net relate to amounts billed to Customers for product sales and deductions primarily relate to collection of receivables during the reporting period.
10. Collaboration and License Agreements
Celgene Corporation
To date, our revenue has primarily been generated from our collaboration agreements with Celgene, or collectively, the Collaboration Agreements. Celgene is a related party through ownership of our common stock. In April 2010, we entered into a discovery and development collaboration and license agreement focused on cancer metabolism, or the 2010 Agreement. The 2010 Agreement was amended in October 2011 and July 2014. In April 2015, we entered into a joint worldwide development and profit share collaboration and license agreement with Celgene, and our wholly owned subsidiary, Agios International Sarl, entered into a collaboration and license agreement with Celgene International II Sarl, or collectively, the AG-881 Agreements, to establish a worldwide collaboration focused on the development and commercialization of vorasidenib (AG-881) products. The AG-881 Agreements were terminated effective September 4, 2018. In May 2016, we entered into a master research and collaboration agreement with Celgene, or the 2016 Agreement.
2016 Agreement
In May 2016, we entered into the 2016 Agreement focused on MIO, a developing field which aims to modulate the activity of relevant immune cells by targeting critical metabolic nodes, thereby enhancing the immune mediated anti-tumor response. In addition to new programs identified under the 2016 Agreement, both parties also agreed that all future development and commercialization of two remaining cancer metabolism programs discovered under the 2010 Agreement, including AG-270, will now be governed by the 2016 Agreement.
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
Ivosidenib Letter Agreement
In May 2016, we entered into a letter agreement with Celgene regarding ivosidenib, or the Ivosidenib Letter Agreement. Under the Ivosidenib Letter Agreement, the parties agreed to terminate the 2010 Agreement, effective as of August 15, 2016, as to the program directed to the IDH1 target, for which ivosidenib is the lead development candidate. Under the 2010 Agreement, Celgene had held development and commercialization rights to the IDH1 program outside of the United States, and we held such rights inside the United States. As a result of the Ivosidenib Letter Agreement, we obtained global rights to ivosidenib and the IDH1 program. Neither party will have any further financial obligation, including royalties or milestone payments, to the other concerning ivosidenib or the IDH1 program. Under the terms of the Ivosidenib Letter Agreement, the parties also agreed to conduct specified transitional activities in connection with the termination. In addition, pursuant to the Ivosidenib Letter Agreement, the parties are released from their exclusivity obligations under the 2010 Agreement with respect to the IDH1 program. The Ivosidenib Letter Agreement does not affect the AG-881 Agreements, which were directed to both the IDH1 target and the IDH2 target, and were subsequently terminated in September 2018 as discussed below.
Termination of AG-881 Agreements
We and Celgene terminated the AG-881 Agreements, effective as of September 4, 2018. From and after September 4, 2018, we obtained sole global rights to vorasidenib (AG-881). Neither we nor Celgene will have any further financial obligation under the AG-881 Agreements, including milestones, royalties or other payments, except that (a) Celgene shall be eligible to receive royalties from us at a low single-digit percentage rate on worldwide net sales of products containing vorasidenib (AG-881) and (b) we and Celgene shall split certain agreed-upon worldwide development costs for vorasidenib (AG-881) until December 31, 2018. In addition, for a specified period and subject to specified exceptions, Celgene and its affiliates shall be prohibited from developing, manufacturing or commercializing any product that inhibits IDH1 at specified levels of binding for any indication and we shall be prohibited from developing, manufacturing or commercializing vorasidenib (AG-881) in hematologic indications.

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
Under the remaining terms of the 2010 Agreement, we are eligible to receive up to $80.0 million in potential milestone payments for the IDHIFA® program. The potential milestone payments are comprised of: (i) up to $55.0 million in milestone payments upon achievement of specified ex-U.S. regulatory milestone events, of which $35.0 million relates to the first regulatory approval in any of China, Japan or a major European country, and (ii) a $25.0 million milestone payment upon achievement of a specified commercial milestone event.
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

The satisfied and unsatisfied performance obligations at the time of the ASC 606 adoption, each of which are considered by us to be distinct within the context of the contract, their SSP, the method of recognizing the allocated consideration, and the period through which they are expected to be recognized are as follows:

Performance Obligations	SSP		No. of Performance Obligations	Recognition Method
Fully satisfied at time of adoption
Licenses (1)	$86.7	million	4	Fully satisfied; recognized upon adoption of ASC 606
Research and development services (2)	$350.7	million	10	Fully satisfied; recognized upon adoption of ASC 606
Partially satisfied at time of adoption
Research and development services (2)	$266.6	million	6	Proportionally as services are delivered over the performance period, expected to be through September 2022 (3)
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
During the year ended December 31, 2018, we recognized the following as collaboration revenue (in thousands):

Performance Obligation	Under Topic 606	Under Topic 605	Effect of Change
Collaboration revenue - related party
Licenses	$15,000	$15,000	$—
Research and development services	40,575	38,733	1,842
Committee participation	—	175	(175)
Reduction of research and development expenses
Development services	—	3,329	(3,329)
During the years ended December 31, 2018, 2017 and 2016, we recognized as collaboration revenue the following non-contingent consideration allocated to each performance obligation (in thousands):

	Years ended December 31,
	2018	2017	2016
Licenses	$15,000	$—	$1,356
On-going research and development services	40,575	37,953	41,993
Committee participation	—	167	181
Additional development services	—	—	—
Consideration for development and commercialization services performed by us, that were not considered performance obligations as of the modification dates, are recognized as collaboration revenue or a reduction of research and development expenses in the period in which they are earned. There was no impact from the adoption of ASC 606 on these obligations.

For the years ended December 31, 2018, 2017 and 2016, we recognized the following collaboration revenue and reduction of research and development expenses related to such services (in thousands):

	Years ended December 31,
	2018	2017	2016
Collaboration revenue - related party
Development activities	$1,342	$—	$1,192
Commercialization activities	3,744	2,954	170
Reduction of research and development expenses
Research and development activities	—	14	6,596
For the years ended December 31, 2018, 2017 and 2016, we recognized the following totals of collaboration revenue and reduction of research and development expenses (in thousands):

	Years ended December 31,
	2018	2017	2016
Collaboration revenue - related party	$60,661	$41,074	$44,892
Reduction of research and development expenses	—	7,811	19,714
The following table presents changes in our contract assets and liabilities during the year ended December 31, 2018 (in thousands):

	December 31, 2017	Additions	Deductions	December 31, 2018
Contract assets
Collaboration receivable – related party (1)	$2,448	$28,695	$(28,681)	$2,462
Royalty receivable – related party (1)	1,222	7,087	(6,075)	2,234
Contract liabilities
Deferred revenue – related party, current and net of current portions (2)	163,640	9,237	(80,358)	92,519
(1) Additions to receivables relate to amounts billed to Celgene for reimbursable costs incurred by us during the reporting period. Deductions to receivables relate to collection of receivables during the reporting period.
(2) Additions to deferred revenue relate to consideration from Celgene during the reporting period. Deductions relate to deferred revenue recognized as revenue during the reporting period and the cumulative catch-up adjustment recognized upon adoption of ASC 606 on January 1, 2018.
During the year ended December 31, 2018, we recognized the following as revenue due to changes in the contract liability balances (in thousands):

Amounts included in the contract liability at the beginning of the period	$37,590
Performance obligations satisfied in previous periods	469
As of December 31, 2018, the aggregate amount of the transaction price allocated to performance obligations that are partially unsatisfied was $100.3 million.
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

During the years ended December 31, 2018, 2017 and 2016, we recognized the following as royalty revenue (in thousands):

	Years ended December 31,
	2018	2017	2016
Royalty revenue – related party	$7,215	$1,937	$—
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
During the year ended December 31, 2018, Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive R/R AML. As a result of the filing, we determined that a $15.0 million milestone payment for the filing of a first new drug application equivalent in an ex-U.S. country was considered probable of being reached and that a significant reversal of revenue would not occur in future periods. As the underlying performance obligation, or delivery of the license to IDHIFA®, had been satisfied as of June 2014, the milestone payment was recognized in full as collaboration revenue.
During the year ended December 31, 2016, upon the initiation of IDHENTIFY phase 3 study of enasidenib, we earned and received a milestone payment of $25.0 million, which was recognized as collaboration revenue.
The next potential milestone expected to be achieved under our collaboration agreements with Celgene is the first regulatory approval in any of China, Japan or a major European country. Achievement of this event will result in a milestone payment of $35.0 million under the 2010 Agreement.
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
The satisfied and unsatisfied performance obligations, each of which are considered by us to be distinct within the context of the contract, their SSP, the method of recognizing the allocated consideration, and the period through which they are expected to be recognized are as follows:

Performance Obligations	SSP		No. of Performance Obligation(s)	Recognition Method

Licenses (1)	$16.4	million	1	Fully satisfied; recognized upon delivery of license
Other services (2)	$1.7	million	1	As services are delivered, expected to be through September 2019
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
During the year ended December 31, 2018, we recognized as collaboration revenue the following non-contingent consideration allocated to each performance obligation (in thousands):

	Under Topic 606	Under Topic 605	Effect of Change
Collaboration revenue – other
License	$12,440	$12,000	$440
During the year ended December 31, 2018, we recognized $0.2 million as collaboration revenue - other for certain other services provided by us, that were not considered performance obligations as of the inception date of the CStone Agreement.
The following table presents changes in our contract assets during the year ended December 31, 2018 (in thousands):

	December 31, 2017	Additions	Deductions	December 31 2018
Contract assets
Collaboration receivable – other (1)	$—	$12,670	$(12,000)	$670
(1)  Additions to contract assets relate to receivables from CStone and deductions to contract assets relate to collection of receivables during the reporting period.
As of December 31, 2018, the aggregate amount of the transaction price allocated to performance obligations that are partially unsatisfied was $1.3 million.
Aurigene Discovery Technologies Limited
In April 2017, we entered into a global license agreement with Aurigene Discovery Technologies Limited, or Aurigene, to research, develop and commercialize small molecule inhibitors for DHODH, or the Aurigene Agreement.
Under the terms of the Aurigene Agreement, Aurigene will provide us exclusive rights to its portfolio of novel small molecules for DHODH. Financial terms of the Aurigene Agreement include a $3.0 million upfront payment and potential future milestone payments of up to $17.0 million if we achieve certain development and regulatory milestones. The next potential milestone expected to be achieved under the Aurigene Agreement is the initiation of the first phase 1 clinical trial for DHODH. Achievement of this event will result in milestone payments owed to Aurigene of $2.0 million.
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
11. Common Stock
We are authorized to issue 125,000,000 shares of our common stock. Holders of common stock are entitled to one vote per share. Additionally, holders of common stock are entitled to receive dividends, if and when declared by our board of directors, and to share ratably in our assets legally available for distribution to our shareholders in the event of liquidation.
12. Share-Based Payments
Stock incentive plans
In June 2013, our Board of Directors adopted and, in July 2013 our stockholders approved, the 2013 Stock Incentive Plan, or the 2013 Plan. The 2013 Plan became effective upon the closing of our initial public offering and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, or RSUs, performance-based stock units, or PSUs, and other stock-based awards to employees, non-employees and non-employee directors. Following the adoption of the 2013 Plan, we granted no further stock options or other awards under the 2007 Stock Incentive Plan, or the 2007 Plan. Any options or awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remain outstanding and effective. As of December 31, 2018, the total number of shares reserved under the 2007 Plan and the 2013 Plan are 7,973,725, and we had 1,856,481 shares available for future issuance under the 2013 Plan.
The 2013 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2014 and continuing until the expiration of the 2013 Plan, equal to the lesser of (i) 2,000,000 shares of common stock, (ii) 4% of the outstanding shares of common stock on such date or (iii) an amount determined by our Board of Directors. On January 1, 2019, the annual increase for the 2013 Plan resulted in an additional 2,000,000 shares authorized for issuance.
Stock options
The following table summarizes the stock option activity of all stock incentive plans for the year ended December 31, 2018:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	5,577,562	$49.58	7.27	$94,336
Granted	1,346,745	78.10
Exercised	(1,125,009)	24.01
Forfeited/Expired	(383,229)	76.26
Outstanding at December 31, 2018	5,416,069	$60.10	7.30	$27,941
Exercisable at December 31, 2018	2,933,538	$55.43	6.22	$26,559
Vested and expected to vest at December 31, 2018	5,416,069	$60.10	7.30	$27,941
The weighted-average grant date fair value of options granted was $53.22, $35.24 and $28.41 during the years ended December 31, 2018, 2017 and 2016, respectively. The total intrinsic value of options exercised was $65.1 million, $31.5 million and $26.4 million during the years ended December 31, 2018, 2017 and 2016, respectively.

At December 31, 2018, the total unrecognized compensation expense related to unvested stock option awards was $95.1 million, which we expect to recognize over a weighted-average period of approximately 2.58 years.
Restricted stock units
Upon vesting, each RSU entitles the holder to receive a specified number of shares of our common stock. The following table presents RSU activity for the year ended December 31, 2018:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2017	125,584	$47.46
Granted	496,106	78.36
Vested	(59,250)	42.11
Forfeited	(30,296)	72.14
Unvested shares at December 31, 2018	532,144	$75.45
As of December 31, 2018, there was approximately $27.2 million of total unrecognized compensation expense related to RSUs, which we expect to be recognized over a weighted-average period of 1.92 years.
Performance-based stock units
At the achievement of the performance-based and service-based vesting criteria, each PSU entitles the holder to receive a specified number of shares of our common stock. The following table presents PSU activity for the year ended December 31, 2018:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2017	176,186	$52.98
Granted	4,000	79.05
Vested	(2,000)	79.05
Forfeited	(9,155)	64.44
Unvested shares at December 31, 2018	169,031	$52.67
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. We issued 53,255 shares and 59,651 shares during the years ended December 31, 2018 and 2017, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 327,272 shares of our common stock. As of December 31, 2018, we had 160,536 shares available for future issuance under the 2013 ESPP.
Stock-based compensation expense
During the years ended December 31, 2018, 2017 and 2016, we recorded stock-based compensation expense for employee and non-employee stock options and performance-based stock options, RSUs, PSUs and ESPP shares. Stock-based compensation expense by award type included within the consolidated statements of operations is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Stock options and performance-based stock options	$51,460	$43,997	$39,351
Restricted stock units	12,032	2,858	1,964
Performance-based stock units	8,717	—	—
Employee Stock Purchase Plan	1,148	954	771
Total stock-based compensation expense	$73,357	$47,809	$42,086

Expenses related to equity-based awards were allocated as follows in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2018	2017	2016
Research and development expense	$41,982	$30,807	$25,386
Selling, general and administrative expense	31,375	17,002	16,700
	$73,357	$47,809	$42,086
No related tax benefits were recognized for the years ended December 31, 2018, 2017 and 2016.
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

	Years Ending December 31,
	2018	2017	2016
Risk-free interest rate	2.71%	2.05%	1.42%
Expected dividend yield	—	—	—
Expected term (in years)	6.06	6.05	6.05
Expected volatility	76.62%	77.73%	72.84%
Expected term
We use the “simplified method” as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share Based Payments, to estimate the expected term of stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the contractual term of ten years and the weighted-average vesting term of the stock options, taking into consideration multiple vesting tranches. We utilize this method due to lack of historical data and the plain-vanilla nature of our share-based awards.
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
13. Income Taxes
The domestic and foreign components of loss before income taxes are as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Domestic	$(311,159)	$(290,423)	$(179,896)
Foreign	(34,869)	(24,247)	(18,575)
Total	$(346,028)	$(314,670)	$(198,471)
We did not have any provision for income taxes for the years ended December 31, 2018, 2017 and 2016.

A reconciliation of the expected income tax benefit (expense) computed using the federal statutory income tax rate to our effective income tax rate is as follows for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
Income tax benefit computed at federal statutory tax rate	21.0%	35.0%	35.0%
State taxes, net of federal benefit	0.8%	4.0%	2.9%
Change in valuation allowance	(28.4)%	(19.4)%	(43.4)%
General business credits and other credits	5.7%	10.4%	9.5%
Permanent differences and other adjustments	(0.7)%	—%	(0.3)%
Incentive stock options	2.2%	0.3%	(1.8)%
Foreign rate differential	(0.6)%	(1.6)%	(1.9)%
Impact of federal rate change	—%	(28.7)%	—%
Total	—%	—%	—%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$211,563	$131,165
Deferred revenue	21,956	41,243
Tax credit carryforwards	120,605	100,791
Purchased intangible assets	3,204	3,906
Stock-based compensation	27,636	20,539
Deferred rent	4,458	5,042
Non-deductible accruals and reserves, including inventory	4,900	3,778
Total deferred tax assets	394,322	306,464
Depreciation and amortization	(3,569)	(4,549)
Less: valuation allowance	(390,753)	(301,915)
Net deferred taxes	$—	$—
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
As of December 31, 2018, we had net operating loss carryforwards, or NOLs, available to reduce federal, state and foreign income taxes of approximately $774.8 million, $586.4 million and $80.8 million, respectively. If not utilized, these NOLs begin to expire in 2033 (for pre-2018 NOLs), 2032 and 2022, respectively. Approximately $311.5 million of federal NOLs can be carried forward indefinitely. At December 31, 2018, we also had available research and development tax credits for federal and state income tax purposes of approximately $24.4 million and $11.9 million, respectively. If not utilized, the credits begin to expire in 2027 and 2020 for federal and state income tax purposes, respectively. We engaged in clinical testing activities and incurred expenses that qualify for the federal orphan drug tax credit. At December 31, 2018, we had available orphan drug tax credits for federal purposes only of approximately $86.8 million. If not utilized, the orphan drug credits begin to expire in 2035.
As provided by Section 382 of the Internal Revenue Code of 1986, or Section 382, and similar state provisions, utilization of NOLs and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations that have previously occurred or that could occur in the future. Ownership changes may limit the amount of NOLs and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of five percent stockholders in the stock of a corporation by more than 50 percent in the aggregate over a three year period. We completed a review of our changes in ownership through December 31, 2018 and determined that transactions have resulted in no ownership changes during the year ended December 31, 2018, as defined by Section 382. The impact of the historical ownership changes has been reflected in our deferred tax assets in the table above. There could be additional ownership changes after December 31, 2018 that could further limit the amount of NOLs and tax credit carryforwards that we can utilize.
As required by ASC 740, we have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on the weight of available evidence, both positive and negative, we recorded a valuation allowance of $390.8 million and $301.9 million as of December 31, 2018 and December 31, 2017, respectively, because we have determined that it is more likely than not that these assets will not be fully realized. The valuation allowance increased by $88.8 million and $93.9 million for the years ended December 31, 2018 and, 2017, respectively.
We apply the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. Our reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by us in our tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit.
The following table presents our unrecognized tax benefits activity for the years ended December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Unrecognized tax benefits at Unrecogized tax benefits at the beginning of the year	$11,263	$—
Gross increases - current period tax positions	3,025	11,263
Unrecognized tax benefits at Unrecognized tax benefits at the end of the year	$14,288	$11,263
The uncertain tax position does not impact our effective income tax rate due to the full valuation allowance.
We are subject to taxation in the United States and Switzerland. The statute of limitations for assessment by the IRS and state tax authorities is open for tax years ending December 31, 2018, 2017, 2016, and 2015, although carryforward attributes that were generated for tax years prior to 2015 may still be adjusted upon examination by the IRS or state tax authorities if they either have been, or will be, used in a future period. The statute of limitations for assessment in Switzerland remains open for tax year ending December 31, 2018, 2017, 2016, and 2015. There are currently no federal, state or foreign audits in progress.
14. Defined Contribution Benefit Plan
We sponsor a 401(k) retirement plan, in which substantially all of our full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. We will make matching contributions equal to 100% of the employee’s contributions, subject to a maximum of 4% of eligible compensation.
15. Net Loss per Share
Since we had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share was the same for the years ended December 31, 2018, 2017 and 2016.
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Years ended December 31,
	2018	2017	2016
Stock options	5,416,069	5,577,562	5,218,880
Restricted stock units	532,144	125,584	77,050
Performance-based stock units	169,031	—	—
Employee Stock Purchase Plan shares	32,304	22,062	24,018
	6,149,548	5,725,208	5,319,948

16. Selected Quarterly Financial Data (Unaudited)
The following table contains quarterly financial information for 2018 and 2017 (in thousands, except per share data):

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$8,762	$40,414	$15,198	$30,013
Loss from operations	(94,012)	(72,949)	(99,162)	(96,356)
Net loss	(90,825)	(68,745)	(94,664)	(91,794)
Net loss per share – basic and diluted	(1.63)	(1.19)	(1.63)	(1.58)

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$10,508	$11,346	$11,358	$9,799
Loss from operations	(67,047)	(84,600)	(79,017)	(90,130)
Net loss	(66,166)	(83,082)	(77,137)	(88,285)
Net loss per share – basic and diluted	(1.56)	(1.78)	(1.59)	(1.81)