Form 10-Q
period 2019-03-31
AGIOS PHARMACEUTICALS INC
filed 2019-05-02
CIK 1439222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001 per share	AGIO	Nasdaq Global Select Market
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 26, 2019: 58,711,333

AGIOS PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$103,443	$70,502
Marketable securities	421,114	514,800
Accounts receivable, net	4,355	5,076
Collaboration receivable – related party	2,319	2,462
Collaboration receivable – other	1,640	670
Royalty receivable – related party	2,200	2,234
Inventory	2,328	869
Prepaid expenses and other current assets	19,696	17,167
Total current assets	557,095	613,780
Marketable securities	183,234	220,119
Operating lease assets	57,768	—
Property and equipment, net	23,974	24,320
Other non-current assets	60	238
Total assets	$822,131	$858,457
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,413	$17,880
Accrued expenses	37,199	42,147
Deferred revenue – related party	22,167	32,710
Operating lease liabilities	9,128	—
Deferred rent	—	766
Total current liabilities	80,907	93,503
Deferred revenue, net of current portion – related party	54,961	59,809
Operating lease liabilities, net of current portion	66,006	—
Deferred rent, net of current portion	—	17,608
Total liabilities	201,874	170,920
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 58,659,821 and 58,218,653 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	59	58
Additional paid-in capital	1,818,393	1,794,283
Accumulated other comprehensive loss	(484)	(2,171)
Accumulated deficit	(1,197,711)	(1,104,633)
Total stockholders’ equity	620,257	687,537
Total liabilities and stockholders’ equity	$822,131	$858,457
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Product revenue, net	$9,138	$—
Collaboration revenue – related party	17,919	7,345
Collaboration revenue – other	970	—
Royalty revenue – related party	2,200	1,417
Total revenue	30,227	8,762
Cost and expenses:
Cost of sales	334	—
Research and development	95,585	78,224
Selling, general and administrative	31,791	24,550
Total cost and expenses	127,710	102,774
Loss from operations	(97,483)	(94,012)
Interest income	4,405	3,187
Net loss	$(93,078)	$(90,825)
Net loss per share – basic and diluted	$(1.59)	$(1.63)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	58,453,918	55,694,603

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(93,078)	$(90,825)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	1,687	(1,254)
Comprehensive loss	$(91,391)	$(92,079)

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2018	58,218,653	$58	$1,794,283	$(2,171)	$(1,104,633)	$687,537
Unrealized gain on available-for-sale securities	—	—	—	1,687	—	1,687
Net loss	—	—	—	—	(93,078)	(93,078)
Stock-based compensation expense	—	—	18,108	—	—	18,108
Issuance of common stock under stock incentive and employee stock purchase plans	441,168	1	6,002	—	—	6,003
Balance at March 31, 2019	58,659,821	$59	$1,818,393	$(484)	$(1,197,711)	$620,257

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at Balance at December 31, 2017	48,826,153	$49	$1,174,904	$(1,389)	$(798,061)	$375,503
Unrealized loss on available-for-sale securities	—	—	—	(1,254)	—	(1,254)
Net loss	—	—	—	—	(90,825)	(90,825)
Adjustment to beginning accumulated deficit resulting from adoption of ASC 606	—	—	—	—	39,456	39,456
Stock-based compensation expense	—	—	14,522	—	—	14,522
Issuance of common stock under stock incentive and employee stock purchase plans	562,474	1	12,331	—	—	12,332
Issuance of common stock for follow-on offering	8,152,986	8	516,198	—	—	516,206
Other	—	—	(346)	—	—	(346)
Balance at Balance at March 31, 2018	57,541,613	$58	$1,717,609	$(2,643)	$(849,430)	$865,594

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(93,078)	$(90,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,005	1,725
Stock-based compensation expense	18,108	14,522
Net amortization of premium and discounts on investments	(1,131)	(406)
Non-cash operating lease expense	2,085	—
Changes in operating assets and liabilities:
Accounts receivable, net	721	—
Collaboration receivable – related party	143	(1,064)
Collaboration receivable – other	(970)	—
Royalty receivable – related party	34	(195)
Inventory	(1,459)	—
Prepaid expenses and other current and non-current assets	(2,173)	1,901
Accounts payable	(4,939)	(4,469)
Accrued expenses	(5,097)	(17,144)
Deferred revenue – related party	(15,391)	(3,141)
Operating lease liabilities	(2,129)	—
Deferred rent	—	96
Net cash used in operating activities	(103,271)	(99,000)
Investing activities
Purchases of marketable securities	(77,421)	(330,971)
Proceeds from maturities and sales of marketable securities	210,811	164,871
Purchases of property and equipment	(2,038)	(1,432)
Net cash provided by (used in) investing activities	131,352	(167,532)
Financing activities
Payment of public offering costs, net of reimbursements	—	(188)
Proceeds from public offering of common stock, net of commissions	—	516,206
Net proceeds from stock option exercises and employee stock purchase plan	4,860	12,259
Net cash provided by financing activities	4,860	528,277
Net change in cash and cash equivalents	32,941	261,745
Cash and cash equivalents at beginning of the period	70,502	102,724
Cash and cash equivalents at end of the period	$103,443	$364,469
Supplemental disclosure of non-cash investing and financing transactions
Additions to property and equipment in accounts payable and accrued expenses	$727	$605
Proceeds from stock option exercises in other current assets	$1,149	$73
Public offering costs in other current assets, net of amounts in accounts payable and accrued expenses	$—	$158
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
Basis of presentation
The condensed consolidated balance sheet as of March 31, 2019, the condensed consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the three months ended March 31, 2019 and 2018 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of March 31, 2019, our results of operations and stockholders' equity for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three-month period are also unaudited. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The year-end condensed consolidated balance sheet data was derived from our audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP. Accordingly, the condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the Securities and Exchange Commission, or the SEC, on February 14, 2019.
Our condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries, Agios Securities Corporation, Agios International Sarl, and Agios Limited. All intercompany transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in conformity with U.S. GAAP.
Liquidity
As of March 31, 2019, we had cash, cash equivalents and marketable securities of $707.8 million. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities will be sufficient to fund current operations for at least the next twelve months from the issuance date of these financial statements.
2. Summary of Significant Accounting Policies
Leases
In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-02, Leases (Topic 842), which was codified as Accounting Standards Codification, or ASC, 842, Leases, and amended through subsequent ASUs. We adopted ASC 842 effective January 1, 2019 using the modified retrospective transition approach and elected the package of practical expedients, both provided for under ASU 2018-11, Leases (Topic 842): Targeted Improvements. The package of practical expedients allows us not to reassess whether contracts are or contain leases, lease classification, and whether initial direct costs qualify for capitalization. Additionally, as an accounting policy, we chose not to separate the non-lease components from the lease components for our building leases and, instead, accounted for each non-lease component and lease component as a single component.

Impact of Adoption of ASC 842
Upon adoption of ASC 842 on January 1, 2019, we recorded operating lease assets of $59.9 million and operating lease liabilities of $77.3 million. The adoption of ASC 842 did not have a material impact on our condensed consolidated statements of operations. Prior periods are presented in accordance with ASC 840, Leases.
Leases Accounting Policy
We determine if an arrangement is a lease at inception. An arrangement is determined to contain a lease if the contract conveys the right to control the use of an identified property, plant, or equipment for a period of time in exchange for consideration. If we can benefit from the various underlying assets of a lease on their own or together with other resources that are readily available, or if the various underlying assets are neither highly dependent on nor highly interrelated with other underlying assets in the arrangement, they are considered to be a separate lease component. In the event multiple underlying assets are identified, the lease consideration is allocated to the various components based on each of the component’s relative fair value.
Operating lease assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the leasing arrangement. Operating lease assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, in determining the operating lease liabilities we use an estimate of our incremental borrowing rate. The incremental borrowing rate is determined using two alternative credit scoring models to estimate our credit rating, adjusted for collateralization. The calculation of the operating lease assets includes any lease payments made and excludes any lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
For operating leases, we record operating lease assets and lease liabilities in our consolidated balance sheets. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Short-term leases, or leases that have a lease term of 12 months or less at commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease.
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
The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of March 31, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$20,276	$38,170	$—	$58,446
Marketable securities:
Certificates of deposit	—	479	—	479
U.S. Treasuries	—	183,760	—	183,760
Government securities	—	115,630	—	115,630
Corporate debt securities	—	304,479	—	304,479
Total cash equivalents and marketable securities	$20,276	$642,518	$—	$662,794
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently, at the end of each reporting period, valued utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2019.
There have been no changes to the valuation methods during the three months ended March 31, 2019. We evaluate transfers between levels at the end of each reporting period. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2019. We have no financial assets or liabilities that were classified as Level 3 at any point during the three months ended March 31, 2019.
4. Marketable Securities
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity and a component of total comprehensive loss in the condensed consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no material realized gains or losses on marketable securities for the three months ended March 31, 2019 and 2018.
Marketable securities at March 31, 2019 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$480	$—	$(1)	$479
U.S. Treasuries	173,432	59	(125)	173,366
Government securities	69,419	16	(65)	69,370
Corporate debt securities	178,047	53	(201)	177,899
Non-current:
U.S. Treasuries	10,434	10	(50)	10,394
Government securities	46,377	7	(124)	46,260
Corporate debt securities	126,641	185	(246)	126,580
Total marketable securities	$604,830	$330	$(812)	$604,348
Marketable securities at December 31, 2018 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$960	$—	$(4)	$956
U.S. Treasuries	231,101	7	(228)	230,880
Government securities	75,335	—	(121)	75,214
Corporate debt securities	208,233	—	(483)	207,750
Non-current:
U.S. Treasuries	12,202	4	(125)	12,081
Government securities	70,177	10	(188)	69,999
Corporate debt securities	139,082	12	(1,055)	138,039
Total marketable securities	$737,090	$33	$(2,204)	$734,919
As of March 31, 2019 and December 31, 2018, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale.
As of March 31, 2019 and December 31, 2018, we held 148 and 242 debt securities, respectively, that were in an unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at March 31, 2019 and December 31, 2018 was $362.6 million and $639.3 million, respectively. There were no individual securities that were in a significant unrealized loss position as of March 31, 2019 and December 31, 2018. Given our intent and ability to hold such securities until recovery, and the lack of material of change in the credit risk of these investments, we do not consider these marketable securities to be other-than-temporarily impaired as of March 31, 2019 and December 31, 2018.
5. Inventory
Inventory, which consists of commercial supply of TIBSOVO® (ivosidenib), consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$—	$—
Work-in-process	2,267	788
Finished goods	61	81
Total inventory	$2,328	$869

6. Leases
Our building leases comprise of office and laboratory space under non-cancelable operating leases. These lease agreements have remaining lease terms of six years and contain various clauses for renewal at our option. The renewal options were not included in the calculation of the operating lease assets and the operating lease liabilities as the renewal is not reasonably certain. The lease agreements do not contain residual value guarantees. Operating lease costs for the three months ended March 31, 2019 were $3.1 million and cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2019 were $3.1 million.
We have not entered into any material short-term leases or financing leases as of March 31, 2019.
As of March 31, 2019, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter were as follows (in thousands):

Remaining 2019	$8,576
2020	13,096
2021	13,434
2022	15,798
2023	17,040
2024	17,542
Thereafter	2,951
$88,437
In arriving at the operating lease liabilities as of March 31, 2019, we applied the weighted-average incremental borrowing rate of 5.3% over a weighted-average remaining lease term of 5.9 years.
As of March 31, 2019, the following represents the difference between the remaining undiscounted minimum rental commitments under non-cancelable leases and the operating lease liabilities (in thousands):

Undiscounted minimum rental commitments	$88,437
Present value adjustment using incremental borrowing rate	(13,303)
Operating lease liabilities	$75,134

As of December 31, 2018, minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter were as follows (in thousands):

2019	$12,759
2020	13,135
2021	13,473
2022	15,552
2023	17,145
Thereafter	19,223
$91,287
New lease arrangements
On April 11, 2019, we entered into an agreement to lease approximately 13,000 square feet of office space located at 38 Sidney Street, Cambridge, Massachusetts, or the 38 Sidney Lease, with Thirty-Eight Sidney Street, LLC. The initial term of the 38 Sidney Lease is expected to commence on May 1, 2019 and expire on February 29, 2028. At the end of the lease term, we have the option to extend the 38 Sidney Lease for two consecutive terms of five years at fair market rent at the time of the extension. The 38 Sidney Lease provides us with the right to lease additional space within the 38 Sidney Street building and also includes rent escalation clauses and a tenant improvement allowance of $1.0 million.
In connection with the 38 Sidney Lease, we also amended our existing building leases at 88 Sidney Street, Cambridge, Massachusetts and at 64 Sidney Street, Cambridge, Massachusetts to extend the initial terms of those leases by approximately three years through February 29, 2028. The amendments also provide us with the right to lease additional space at the 64 Sidney Street building. Our existing extension options for the 88 Sidney Street building and 64 Sidney Street building will continue as set forth in the existing leases for those buildings.
7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued compensation	$5,201	$20,843
Accrued research and development costs	23,588	14,777
Accrued professional fees	6,774	5,441
Accrued other	1,636	1,086
Total accrued expenses	$37,199	$42,147

8. Product Revenue
Our wholly owned product, TIBSOVO®, received approval from the U.S. Food and Drug Administration, or FDA, on July 20, 2018 for the treatment of adult patients with relapsed and refractory, or R/R, acute myeloid leukemia, or AML, with a susceptible isocitrate dehydrogenase 1, or IDH1, mutation. Upon FDA approval of TIBSOVO® in the U.S., we began generating product revenue from sales of TIBSOVO®. We sell TIBSOVO® to a limited number of specialty distributors and specialty pharmacy providers in the U.S., or collectively, the Customers. The Customers subsequently resell TIBSOVO® to pharmacies or dispense directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of TIBSOVO®.
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
Total net product revenue from U.S. sales of TIBSOVO®, which is our only source of product revenue, was $9.1 million for the three months ended March 31, 2019. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2019 (in thousands):

	Contractual Adjustments	Government Rebates	Returns	Total
Balance at December 31, 2018	$592	$325	$334	$1,251
Current provisions relating to sales in the current year	1,265	421	215	1,901
Adjustments relating to prior years	8	—	—	8
Payments/returns relating to sales in the current year	(756)	—	—	(756)
Payments/returns relating to sales in the prior years	(598)	(150)	—	(748)
Balance at March 31, 2019	$511	$596	$549	$1,656
Total revenue-related reserves above, included in our condensed consolidated balance sheets, are summarized as follows (in thousands):

	March 31, 2019	December 31, 2018
Reduction of accounts receivable	$303	$326
Component of accrued expenses	1,353	925
Total revenue-related reserves	$1,656	$1,251
The following table presents changes in our contract assets during the three months ended March 31, 2019 (in thousands):

	December 31, 2018	Additions	Deductions	March 31, 2019
Contract assets (1)
Accounts receivable, net	$5,076	$11,047	$(11,768)	$4,355
(1) Additions to contract assets relate to amounts billed to Customers for product sales during the reporting period. Deductions to contract assets primarily relate to collection of receivables during the reporting period.

9. Collaboration and License Agreements
Accounting analysis and revenue recognition
Our collaboration and license agreements typically involve us granting licenses of our intellectual property and performing research and development services in exchange of upfront fees, milestone payments and royalty payments. Since December 31, 2018, there have been no material changes to the key terms of our collaboration or license agreements. For further information on the terms and conditions of our existing collaboration and license agreements, please see the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Collaboration revenue
On January 1, 2018 we adopted ASC 606, Revenue from Contracts with Customers, under the modified retrospective method. Prior to January 1, 2018, we accounted for collaboration agreements under ASC 605-25, Multiple Element Arrangements. In determining the appropriate amount of revenue to be recognized under ASC 606, we performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measured the transaction price, including the constraint on variable consideration; (iv) allocated the transaction price to the performance obligations; and (v) recognized revenue when (or as) we satisfied each performance obligation.
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
Celgene Corporation
We have entered into the following collaboration agreements, or collectively, the Collaboration Agreements, with Celgene Corporation, or Celgene, which is a related party through ownership of our common stock:
•In April 2010, we entered into a discovery and development collaboration and license agreement focused on cancer metabolism, or the 2010 Agreement. The 2010 Agreement was amended in October 2011 and July 2014. The discovery phase of the 2010 Agreement expired in April 2016. On August 15, 2016, we terminated the 2010 Agreement as to the program directed to the IDH1 target, for which ivosidenib is the lead development candidate. Accordingly, the sole program remaining under the 2010 Agreement is IDHIFA® (enasidenib), a co-commercialized licensed program for which Celgene leads and funds global development and commercialization activities. Under the remaining terms of the 2010 Agreement, we are eligible to receive up to $80.0 million in potential milestone payments for the enasidenib program. The potential milestone payments are comprised of: (i) up to $55.0 million in milestone payments upon achievement of specified ex-U.S. regulatory milestone events, and (ii) a $25.0 million milestone payment upon achievement of a specified ex-U.S. commercial milestone event, as well as royalties at tiered, low-double digit to mid-teen percentage rates on net sales of IDHIFA®.
•In April 2015, we entered into a joint worldwide development and profit share collaboration and license agreement with Celgene, and our wholly owned subsidiary, Agios International Sarl, entered into a collaboration and license agreement with Celgene International II Sarl, or collectively, the AG-881 Agreements, to establish a worldwide collaboration focused on the development and commercialization of vorasidenib products. Under the AG-881 Agreements, we and Celgene split all worldwide development costs for vorasidenib, subject to specified exceptions. The AG-881 Agreements were terminated effective September 4, 2018, upon which we received sole global rights to vorasidenib. In connection with the termination of the AG-881 Agreements, Celgene will be eligible to receive royalties from us at a low single-digit percentage rate on worldwide net sales of products containing vorasidenib.

•In May 2016, we entered into a master research and collaboration agreement with Celgene, or the 2016 Agreement, focused on metabolic immuno-oncology, or MIO. The initial four-year research term of the 2016 Agreement may be extended for up to two, or in specified cases, up to four additional one-year terms by paying a $40.0 million per year extension fee. Celgene has designated AG-270, our methionine adenosyltransferase 2a, or MAT2A, inhibitor, as a development candidate under the 2016 Agreement, and has the option, upon payment of an option exercise fee of at least $30.0 million, to participate in a worldwide 50/50 cost and profit share with us for AG-270, under which we are eligible for up to $169.0 million in potential milestone payments for the program, comprised of: (i) a $20.0 million milestone-based payment upon achievement of a specified clinical development event and (ii) up to $149.0 million in milestone-based payments upon achievement of specified regulatory milestone events. We are also eligible to receive designation, option exercise and milestone and royalty payments for other programs that may be designated for further development under the 2016 Agreement.
Collaboration revenue
During the three months ended March 31, 2019 and 2018, we recognized the following collaboration revenue (in thousands):

	Three Months Ended March 31,
	2019	2018
Services performed that were considered performance obligations as of the modification dates
On-going research and development services	$17,065	$6,364
Services performed that were not considered performance obligations as of the modification dates
Development activities	854	981
Total collaboration revenue - related party	$17,919	$7,345
The following table presents changes in our contract assets and liabilities during the three months ended March 31, 2019 (in thousands):

	December 31, 2018	Additions	Deductions	March 31, 2019
Contract assets (1)
Collaboration receivable – related party	$2,462	$2,531	$(2,674)	$2,319
Royalty receivable – related party	2,234	2,200	(2,234)	2,200
Contract liabilities (2)
Deferred revenue – related party, current and net of current portions	92,519	2,528	(17,919)	77,128
(1) Additions to contract assets relate to amounts billed to Celgene during the reporting period. Deductions to contract assets relate to collection of receivables during the reporting period.
(2) Additions to contract liabilities relate to consideration from Celgene during the reporting period. Deductions to contract liabilities relate to deferred revenue recognized as revenue during the reporting period.
During the three months ended March 31, 2019, we recognized the following as revenue due to changes in the contract liability balances (in thousands):

	Three Months Ended March 31,
	2019	2018
Amounts included in the contract liability at the beginning of the period	$16,410	$5,984
Performance obligations satisfied in previous periods	21	323
As of March 31, 2019, the aggregate amount of the transaction price allocated to performance obligations that are partially unsatisfied was $83.8 million. This amount is expected to be recognized as performance obligations are satisfied through March 2023.
Royalty revenue
As the underlying performance obligation, or delivery of the enasidenib license, had been satisfied as of June 2014, royalty revenue is recognized as the related sales occur. During the three months ended March 31, 2019 and 2018, we recognized the following as royalty revenue (in thousands):

	Three Months Ended March 31,
	2019	2018
Royalty revenue – related party	$2,200	$1,417

Milestone revenue
No milestones were achieved during the three months ended March 31, 2019 or 2018. The next potential milestone expected to be achieved under our Collaboration Agreements is the first regulatory approval in any of China, Japan or a major European country. Achievement of this event would result in milestone payment of $35.0 million under the 2010 Agreement.
CStone Pharmaceuticals
In June 2018, we and CStone Pharmaceuticals, or CStone, entered into an exclusive license agreement, or the CStone Agreement, to grant CStone specified intellectual property licenses to enable CStone to develop and commercialize certain products containing ivosidenib in mainland China, Hong Kong, Macau, and Taiwan, or the CStone Territory. We retain development and commercialization rights for the rest of the world. Pursuant to the CStone Agreement, CStone will initially be responsible for the development and commercialization of ivosidenib in AML, cholangiocarcinoma, and, at our discretion, brain cancer indications. CStone is responsible for all costs it incurs in developing, obtaining regulatory approval of, and commercializing ivosidenib in the CStone Territory, as well as certain costs incurred by us. Pursuant to the CStone Agreement, we received an initial upfront payment in the amount of $12.0 million and are entitled to receive up to an additional $412.0 million in milestone payments upon the achievement of certain development, regulatory and sales milestone events. We will also be entitled to receive tiered royalties, ranging from 15% to 19% percent, on annual net sales, if any, of ivosidenib in the CStone Territory.
Collaboration revenue
During the three months ended March 31, 2019, we recognized $1.0 million as collaboration revenue - other for certain other services provided by us to CStone, that were not considered performance obligations as of the inception date of the CStone Agreement.
The following table presents changes in our contract assets during the three months ended March 31, 2019 (in thousands):

	December 31, 2018	Additions	Deductions	March 31, 2019
Contract assets (1)
Collaboration receivable - other	$670	$970	$—	$1,640
(1) Additions to contract assets relate to amounts receivable from CStone. Deductions to contract assets relate to collection of receivables during the reporting period.
As of March 31, 2019, the aggregate amount of the transaction price allocated to performance obligations that are partially unsatisfied was $0.7 million.
Royalty revenue
The license was determined to be the predominant item to which sales-based royalties and sales-based milestones relate. As the license was delivered in June 2018, we will recognize royalty revenue when the related sales occur. To date, no royalties have been received under the CStone Agreement.
Milestone revenue
No milestones were earned during the three months ended March 31, 2019. The next potential milestone expected to be achieved under the CStone Agreement is the dosing of the first patient in a local study in a hematological indication in mainland China. Achievement of this event will result in milestone payments of $5.0 million.
10. Share-Based Payments
2013 Stock Incentive Plan
In June 2013, our Board of Directors adopted and, in July 2013 our stockholders approved, the 2013 Stock Incentive Plan, or the 2013 Plan. The 2013 Plan became effective upon the closing of our initial public offering and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, or RSUs, performance-based stock units, or PSUs, market-based stock units, or MSUs, and other stock-based awards. Following the adoption of the 2013 Plan, we granted no further stock options or other awards under the 2007 Stock Incentive Plan, or the 2007 Plan. Any options or awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remained outstanding and effective. As of March 31, 2019, the total number of shares reserved under the 2007 Plan and the 2013 Plan are 9,564,967, and we had 2,328,237 shares available for future issuance under the 2013 Plan.

Stock options
The following table presents stock option activity for the three months ended March 31, 2019:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2018	5,416,069	$60.10
Granted	1,357,189	57.47
Exercised	(106,859)	39.45
Forfeited/Expired	(183,526)	64.12
Outstanding at March 31, 2019	6,482,873	$59.77
Exercisable at March 31, 2019	3,269,079	$57.85
Vested and expected to vest at March 31, 2019	6,482,873	$59.77
At March 31, 2019, the total unrecognized compensation expense related to unvested stock option awards was $128.9 million, which we expect to recognize over a weighted-average period of approximately 3.0 years.
Restricted stock units
The following table presents RSU activity for the three months ended March 31, 2019:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2018	532,144	$75.45
Granted	334,827	58.76
Vested	(134,868)	66.98
Forfeited	(22,941)	74.33
Unvested shares at March 31, 2019	709,162	$69.22
As of March 31, 2019, there was approximately $40.6 million of total unrecognized compensation expense related to RSUs, which we expect to recognize over a weighted-average period of approximately 2.1 years.
Performance-based stock units
The following table presents PSU activity for the three months ended March 31, 2019:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2018	169,031	$52.67
Vested	(167,031)	52.36
Unvested shares at March 31, 2019	2,000	$79.05
Stock-based compensation expense associated with these PSUs is recognized if the underlying performance condition is considered probable of achievement using our management’s best estimates. Performance-based vesting criteria primarily relate to events specific to our corporate goals.
As of March 31, 2019, there was approximately $0.2 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are not considered probable of achievement.
Market-based stock units
The following table presents MSU activity for the three months ended March 31, 2019:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2018	—	$—
Granted	42,695	41.50
Unvested shares at March 31, 2019	42,695	$41.50

The fair value of MSUs are estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the market condition. Based on the simulation model, the aggregate grant date fair value of the share units was $1.8 million, which will be recognized over the remaining derived service period of 1.5 years.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. We issued 32,410 shares and 27,377 shares during the three months ended March 31, 2019 and 2018, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 327,272 shares of our common stock. As of March 31, 2019, we had 199,146 shares available for future issuance under the 2013 ESPP.
Stock-based compensation expense
Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options	$13,046	$12,472
Restricted stock units	4,548	1,797
Employee stock purchase plan	328	253
Other stock awards	186	—
Total stock-based compensation expense	$18,108	$14,522
Expenses related to equity-based awards were allocated as follows in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development expense	$10,042	$8,640
Selling, general and administrative expense	8,066	5,882
Total stock-based compensation expense	$18,108	$14,522

11. Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net loss per share calculation, stock options, RSUs, PSUs and MSUs for which the performance and market vesting conditions, respectively, have been met, and ESPP options are considered to be common stock equivalents, while PSUs and MSUs with performance and market vesting conditions, respectively, that were not met as of March 31, 2019 are not considered to be common stock equivalents.
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

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2019	2018
Stock options	6,482,873	6,104,808
Restricted stock units	709,162	405,646
Employee stock purchase plan	6,778	5,289
Total common stock equivalents	7,198,813	6,515,743

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Information
The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018, and related notes included in Part I. Item 1. of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 14, 2019. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management, and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, selling, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A. and elsewhere in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2018. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.
Overview
We are a biopharmaceutical company committed to the fundamental transformation of patients’ lives through scientific leadership in the field of cellular metabolism and adjacent areas of biology, with the goal of making transformative, first- or best-in-class medicines for the treatment of cancer and RGDs. To address both cancer and RGDs, we take a systems biology approach to deeply understand disease states, drive the discovery and validation of novel therapeutic targets, and define patient selection strategies, thereby increasing the probability that our experimental medicines will have the desired therapeutic effect.
Cancer
We are developing ivosidenib for the treatment of IDH1 mutant-positive cancers. Ivosidenib is an orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapy for the treatment of patients with cancers that harbor IDH1 mutations, including those with AML or cholangiocarcinoma. We hold worldwide development and commercial rights to ivosidenib and have licensed certain development and commercialization rights to ivosidenib in the CStone Territory to CStone, pursuant to the CStone Agreement. We will fund the future development and commercialization costs related to this program with the exception of development and commercialization activities of CStone under the CStone Agreement. In July 2018, the FDA granted us approval of TIBSOVO® for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation as detected by an FDA-approved test. In December 2018, we submitted an MAA to the EMA for TIBSOVO® for the treatment of adult patients with R/R AML. Also in December 2018, we submitted a supplemental new drug application, or sNDA, to the FDA for TIBSOVO® for the treatment of patients with newly diagnosed AML with an IDH1 mutation who are not eligible for standard treatment, which was accepted by the FDA and given a Prescription Drug User Fee Act action date of June 21, 2019. The FDA granted us fast track designation for ivosidenib for treatment of patients with previously treated, unresectable or metastatic cholangiocarcinoma with an IDH1 mutation, granted orphan drug designation for ivosidenib for the treatment of cholangiocarcinoma, and granted Breakthrough Therapy designation for ivosidenib in combination with azacitidine for the treatment of newly diagnosed AML with an IDH1 mutation in adult patients who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy.
We are developing enasidenib, in collaboration with Celgene, for the treatment of IDH2, mutant-positive hematologic cancers. Enasidenib is an orally available, selective, potent inhibitor of the mutated IDH2 protein, making it a highly targeted therapy for the treatment of patients with cancers that harbor IDH2 mutations, including those with AML. In August 2017, the FDA granted Celgene approval of IDHIFA® for the treatment of adult patients with R/R AML and an IDH2 mutation. In June 2018, Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML. Celgene has worldwide development and commercialization rights for IDHIFA®, and we are eligible to receive royalties at tiered low-double digit to mid-teen percentage rates on any net sales of IDHIFA® and have exercised our rights to provide up to one-third of the field-based commercialization efforts in the United States.
Our pre-commercial clinical cancer product candidates are vorasidenib, AG-270, and AG-636.

We are developing vorasidenib for the treatment of IDH mutant-positive glioma. Vorasidenib is an orally available, selective, brain-penetrant, pan-IDH mutant inhibitor. These mutations are found in a wide range of hematological malignancies and solid tumors.
We are developing AG-270 for the treatment of cancers carrying a methylthioadenosine phosphorylase, or MTAP, deletion, which is present in approximately 15% of all cancers. AG-270 is an orally available selective potent inhibitor of MAT2A. Celgene has designated AG-270 as a development candidate under the 2016 Agreement, and has the option to participate in a worldwide 50/50 cost and profit share with us for the program, under which we are eligible for clinical and regulatory milestone payments.
We are developing AG-636 for the treatment of hematologic malignancies, including lymphoma. AG-636 is an inhibitor of the metabolic enzyme dihydroorotate dehydrogenase, or DHODH, licensed by us from Aurigene Discovery Technologies Limited, or Aurigene. In October 2018, we submitted an IND for AG-636 for the treatment of hematologic malignancies, which was accepted by the FDA in December 2018.
RGDs
The lead product candidate in our RGD portfolio, mitapivat, targets pyruvate kinase-R, or PKR, for the treatment of pyruvate kinase, or PK, deficiency. PK deficiency is a rare genetic disorder that often results in severe hemolytic anemia, jaundice and lifelong conditions associated with chronic anemia and secondary complications due to inherited mutations in the pyruvate kinase enzyme within red blood cells. Mitapivat is a potent activator of the wild-type (normal) and mutated PKR enzymes, which has resulted in restoration of adenosine triphosphate levels and a decrease in 2,3-diphosphoglycerate levels in blood sampled from patients with PK deficiency and treated ex-vivo with mitapivat. We are also developing mitapivat for the treatment of patients with thalassemia. We have worldwide development and commercial rights to mitapivat and expect to fund the future development and commercialization costs related to this program.
In addition to the aforementioned development programs, we are seeking to advance a number of early-stage discovery programs in the areas of cancer metabolism, RGDs and MIO, a developing field which aims to modulate the activity of relevant immune cells by targeting critical metabolic nodes, thereby enhancing the immune mediated anti-tumor response.
Collaboration and license agreements
Refer to Note 9, Collaboration and License Agreements, of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements with Celgene and CStone.
Critical Accounting Policies and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We have determined that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses, and stock-based compensation. Except those that have been disclosed in Note 2, Summary of Significant Accounting Policies, of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no significant changes to our existing critical accounting policies discussed in the Annual Report on Form 10-K for the year ended December 31, 2018.
Financial Operations Overview
General
Since inception, our operations have primarily focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials. Beginning in 2018, we also began to increase our commercial activities in connection with the FDA approval of TIBSOVO® and we will continue to build out our commercial capabilities to support potential approvals of our other product candidates. To date, we have financed our operations primarily through funding received from our various collaboration agreements, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings.
Additionally, since inception, we have incurred significant operating losses. Our net losses were $93.1 million and $90.8 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $1.2 billion. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from year to year. We anticipate that our expenses will increase significantly as we continue to advance and expand clinical development activities for our lead programs: ivosidenib, vorasidenib, mitapivat,

AG-270, AG-636; continue to discover and validate novel targets and drug product candidates; expand and protect our intellectual property portfolio; and hire additional commercial, development and scientific personnel.
Revenue
Upon FDA approval of TIBSOVO® in the U.S., we began generating product revenue from sales of TIBSOVO®. We sell TIBSOVO® to a limited number of specialty distributors and specialty pharmacy providers in the U.S. and these Customers subsequently resell TIBSOVO® to pharmacies or dispense directly to patients. In addition to distribution agreements with these Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of TIBSOVO®.
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
We are also unable to predict when, if ever, material net cash inflows will commence from TIBSOVO® (ivosidenib), IDHIFA® (enasidenib), vorasidenib, mitapivat, AG-270, AG-636, or any of our other product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:
•establishing an appropriate safety profile in enabling toxicology and clinical studies to support IND, and/or new drug application, or NDA;
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
•employee-related expenses, including salaries, benefits and stock-based compensation expense;
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

The following summarizes the clinical development activities related to our most advanced programs:
Ivosidenib
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
•An intergroup sponsored, global, registration-enabling phase 3 trial, supported in collaboration with Celgene, combining ivosidenib or enasidenib with standard induction and consolidation chemotherapy in frontline AML patients with an IDH1 or IDH2 mutation, which initiated sites and is currently screening patients.
•A phase 1 multicenter, open-label, dose-escalation and expansion clinical trial, designed to assess its safety, clinical activity and tolerability as a single agent in patients with advanced solid tumors with an IDH1 mutation, including glioma, cholangiocarcinoma, and chondrosarcoma.
•ClarIDHy, a registration-enabling phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial of ivosidenib in previously-treated patients with nonresectable or metastatic cholangiocarcinoma with an IDH1 mutation. This trial is fully enrolled and we expect top-line results in the second quarter of 2019. If the data is supportive, we plan to submit a sNDA to the FDA for TIBSOVO® for second line or later IDH1 mutant-positive cholangiocarcinoma by the end of 2019.
Enasidenib
•In addition to the clinical trials discussed above, enasidenib is also being evaluated by Celgene in IDHENTIFY, an international phase 3, multi-center, open-label, randomized clinical trial designed to compare the efficacy and safety of enasidenib versus conventional care regimens in patients 60 years or older with IDH2 mutant-positive AML that is refractory to or relapsed after second- or third-line therapy.
Vorasidenib
•A phase 1 multi-center, open-label clinical trial of vorasidenib in patients with advanced IDH1 or IDH2 mutant-positive solid tumors, including glioma.
•A perioperative study with ivosidenib and vorasidenib in low grade glioma to further investigate their effects on brain tumor tissue. As agreed with Celgene in connection with the termination of the AG-881 Agreements, Celgene continued to co-fund certain costs associated with the ongoing phase 1 clinical development of vorasidenib through December 31, 2018 and we funded the perioperative study ourselves as previously agreed with Celgene.
•A registration-enabling phase 3 study of vorasidenib in low-grade glioma with an IDH1 mutation is expected to initiate by the end of 2019.
Mitapivat
•DRIVE PK, a global phase 2, first-in-patient, open-label safety and efficacy clinical trial of mitapivat in adult, transfusion-independent patients with PK deficiency.
•ACTIVATE-T, a single arm, global, pivotal trial of mitapivat in approximately 40 regularly-transfused patients with PK deficiency.
•ACTIVATE, a 1:1 randomized, placebo-controlled, global, pivotal trial of mitapivat in approximately 80 patients with PK deficiency who do not receive regular transfusions.
•A phase 2, open-label safety and efficacy clinical trial of mitapivat in approximately 20 adult patients with non-transfusion-dependent thalassemia.
AG-270

•A phase 1 trial in multiple tumor types carrying an MTAP deletion. The first part of the trial is a dose-escalation phase in which cohorts of patients will receive ascending doses of AG-270 to determine the pharmacokinetics, pharmacodynamics and optimal dose and schedule. The second part of the trial is a dose expansion phase where additional patients will receive AG-270 at the optimal dose to further evaluate its safety, tolerability and clinical activity as a potential dose for future studies. We expect to complete dose escalation and initiate three dose expansion arms of this trial by the third quarter of 2019; one as a single agent in a variety of MTAP-deleted cancers and two in solid tumors in combination with standard of care.
AG-636
•We have initiated sites for the phase 1 lymphoma study of AG-636 and are currently screening patients. Upon first patient dosing within the phase 1 trial, we expect to make a milestone payment of $2.0 million to Aurigene.
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
We anticipate that our selling, general and administrative expenses will increase in the future to support continued research and development, and commercialization activities, including activities related to the commercialization of TIBSOVO®, the potential commercialization of our product candidates, and the build-out of a limited commercial infrastructure in the European Union, or EU. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses.
Results of Operations
Comparison of the three months ended March 31, 2019 and 2018
The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018 ($ in thousands):

	Three Months Ended March 31,
($ in thousands)	2019	2018	$ Change	% Change
Product revenue, net	$9,138	$—	$9,138	N/A
Collaboration revenue – related party	17,919	7,345	10,574	144%
Collaboration revenue – other	970	—	970	N/A
Royalty revenue – related party	2,200	1,417	783	55
Total revenue	30,227	8,762	21,465	245%
Cost and expenses:
Cost of sales	334	—	334	N/A
Research and development	95,585	78,224	17,361	22%
Selling, general and administrative	31,791	24,550	7,241	29%
Loss from operations	(97,483)	(94,012)	(3,471)	4%
Interest income	4,405	3,187	1,218	38%
Net loss	$(93,078)	$(90,825)	$(2,253)	2%
Product Revenue. Product revenue for the three months ended March 31, 2019 was due to the recognition of $9.1 million of net product revenue from the sale of our first commercial product, TIBSOVO®, which was approved for sale in the U.S. on July 20, 2018.
Collaboration Revenue. For the three months ended March 31, 2019, we recognized $17.9 million in collaboration revenue from our agreements with Celgene and $1.0 million from our agreement with CStone, which was entered into in June 2018.
For the three months ended March 31, 2018, we recognized $7.3 million in revenue under our collaboration agreements with Celgene.
Royalty Revenue. In addition to product revenue and collaboration revenue, we also recognized $2.2 million and $1.4 million in royalty revenue for the three months ended March 31, 2019 and 2018, respectively, on Celgene's net sales of IDHIFA® under the 2010 Agreement.

Cost of Sales. Cost of sales for the three months ended March 31, 2019 of $0.3 million relates to manufacturing costs associated with TIBSOVO® sales. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the TIBSOVO® costs during the three months ended March 31, 2019 were expensed prior to July 20, 2018 and, therefore, are not included in costs of sales during the current period.
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
Our allocated research and development expenses, by major program, are outlined in the table below ($ in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Ivosidenib (IDH1m inhibitor)	$36,072	$30,507	$5,565	18%
Enasidenib (IDH2m inhibitor)	1,785	2,539	(754)	(30)%
Vorasidenib (Brain-penetrant IDHm inhibitor)	5,347	3,681	1,666	45%
Mitapivat (PKR activator)	19,356	13,115	6,241	48%
AG-270 (MAT2A inhibitor)	5,493	6,028	(535)	(9)%
AG-636 (DHODH inhibitor)	3,759	—	3,759	N/A
Other research and platform programs	23,773	22,354	1,419	6%
Total research and development expenses, net	$95,585	$78,224	$17,361	22%
The changes in research and development expense depicted in the table above were primarily attributable to the following:
•Ivosidenib costs increased compared to the prior period primarily as a result of increased clinical costs related to the initiation of the intergroup sponsored, global registration-enabling phase 3 trial, supported in collaboration with Celgene, combining ivosidenib or enasidenib with standard induction and consolidation chemotherapy, which was initiated in the first quarter of 2019, and our AGILE study.
•Vorasidenib costs increased due to start-up costs related to our planed phase 3 study of vorasidenib in low-grade glioma with an IDH1 mutation, which is expected to initiate by the end of 2019.
•Mitapivat costs increased as a result of continuing enrollment in the ACTIVATE-T trial, which we initiated in April 2018, the ACTIVATE trial, which we initiated in June 2018, and the phase 2 study of mitapivat in thalassemia, which we initiated in December 2018.
•AG-636 costs increased as a result of the start-up costs for the planned phase 1 lymphoma study. Prior year development costs for AG-636 were included in other research and platform programs.
•The increase in the costs of other research and platform programs include activities related to exploratory efforts, target validation and lead optimization for our discovery and follow-on programs, and our proprietary metabolomics platform.
Selling, General and Administrative Expense. Selling, general and administrative expense increased primarily due to commercial costs for TIBSOVO®, including costs related to the sNDA, and personnel costs, including stock-based compensation expense, related to our workforce.
Interest Income. The increase in interest income is primarily attributable to higher interest rates earned on our marketable securities.
Liquidity and Capital Resources
Sources of liquidity
Since our inception, and through March 31, 2019, we have funded our operations through commercial sales of TIBSOVO®, upfront, milestone, extension, cost reimbursement and royalty payments related to our collaboration agreements, proceeds received from our issuance of preferred stock, our initial public offering and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings.
In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn a significant amount of milestone payments, cost reimbursements, and royalty payments under our Collaboration Agreements with Celgene and the CStone Agreement, and designation fees, license option fees and extension fees under our Collaboration Agreements with Celgene. Our ability to earn the milestone payments, cost reimbursements and royalty payments, and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities, and is uncertain at this time. Our right to payments under our collaboration agreements with Celgene and CStone are our only committed potential external source of funds.
Cash flows
The following table provides information regarding our cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(103,271)	$(99,000)
Net cash provided by (used in) investing activities	131,352	(167,532)
Net cash provided by financing activities	4,860	528,277
Net change in cash and cash equivalents	$32,941	$261,745
Net cash used in operating activities. During the three months ended March 31, 2019, we received $10.8 million from sales of TIBSOVO® and $4.9 million in cost reimbursements and royalty payments under our Collaboration Agreements with Celgene. This amount was offset by increased operating expenses that relate to increases in clinical study costs due to advancements in our most advanced product candidates, commercialization efforts, expanded facilities and increased staffing needs due to our expanding operations.
During the three months ended March 31, 2018, we received $4.4 million in cost reimbursements related to our Collaboration Agreements with Celgene. These amounts were offset by increased operating expenses which relate to increases in clinical study costs due to advancements in our most advanced product candidates, expanded facilities and increased staffing needs due to our expanding operations.
Net cash provided by (used in) investing activities. The cash provided by investing activities for the three months ended March 31, 2019 was primarily the result of higher proceeds from maturities and sales of marketable securities than purchases of marketable securities, and $2.0 million in purchases of property and equipment. The cash used in investing activities for the three months ended March 31, 2018 was primarily the result of higher purchases of marketable securities than proceeds from maturities and sales of marketable securities, and $1.4 million in purchases of property and equipment.
Net cash provided by financing activities. The cash provided by financing activities for the three months ended March 31, 2019 was primarily the result of the $4.9 million of proceeds received from stock option exercises and purchases made pursuant to our employee stock purchase plan. The cash provided by financing activities for the three months ended March 31, 2018 was the result of the $516.2 million of net proceeds received from our January 2018 follow-on public offering, after underwriting discounts and commissions, as well as $12.3 million of proceeds received from stock option exercises and purchases made pursuant to our employee stock purchase plan.
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
We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2019 together with anticipated product and royalty revenue, anticipated interest income and anticipated expense reimbursements under our collaboration agreements, but excluding any additional program-specific milestone payments, will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2020. Our future capital requirements will depend on many factors, including:
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

•the costs associated with preparation for the potential commercial launch of one or more of our product candidates, including the build-out of a limited commercial infrastructure in the EU;
•commercialization expenses relating to approved medicines such as TIBSOVO® and IDHIFA®;
•the levels of product revenue from sales of TIBSOVO® or royalties on sales of IDHIFA®;
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
During the three months ended March 31, 2019, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2018.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of March 31, 2019 and December 31, 2018, we had cash, cash equivalents and marketable securities of $707.8 million and $805.4 million, respectively, consisting primarily of investments in certificates of deposit, U.S. Treasuries, government securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point increase in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs located in Asia and Europe that are denominated in foreign currencies, and we are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2019 and December 31, 2018, we had minimal or no liabilities denominated in foreign currencies.
Item 4.  Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2019, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained herein, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of our management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The risks described are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
Since inception, we have incurred significant operating losses. Our net losses were $346.0 million, $314.7 million and $198.5 million for the years ended December 31, 2018, 2017, and 2016, respectively, and $93.1 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $1.2 billion. To date, we have generated only modest revenue from sales of TIBSOVO® and royalties on sales of IDHIFA®. The FDA approved IDHIFA® in August 2017 for the treatment of adult patients with R/R AML and an IDH2 mutation, and in July 2018 the FDA approved TIBSOVO® for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation. We have not obtained marketing approval for any of our other product candidates, which are in preclinical or clinical development stages. We have financed our operations primarily through private placements of our preferred stock, our initial public offering and the concurrent private placement, our follow-on public offerings and our collaboration agreements with Celgene focused on cancer metabolism and metabolic immuno-oncology. We have devoted substantially all of our efforts to research and development. Although we may from time to time report profitable results, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:
•initiate and continue clinical trials for our products and product candidates, including: enasidenib, ivosidenib, vorasidenib, mitapivat, AG-270 and AG-636;
•continue our research and preclinical development of our product candidates;
•seek to identify additional product candidates;
•seek marketing approvals for our product candidates that successfully complete clinical trials;
•establish and maintain a sales, marketing and distribution infrastructure to commercialize any medicines for which we have or may obtain marketing approval;
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
To become and remain profitable, we must develop and eventually commercialize one or more medicines with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those medicines for which we may obtain marketing approval and satisfying any post-marketing requirements. Notwithstanding the extent to which we may succeed in these activities we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.
We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate and continue clinical trials of, seek marketing approvals for, and potentially commercialize our product candidates, to the extent that such expenses are not the responsibility of Celgene or other collaborators. For example, we have incurred and expect to continue to incur expenses related to the commercialization of TIBSOVO®, and expect to incur expenses in connection with the buildout of a limited commercial infrastructure in the EU. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.
We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2019, together with anticipated product and royalty revenue, anticipated interest income and anticipated expense reimbursements under our collaboration agreements, but excluding any additional program-specific milestone payments, will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2020. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:
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
•the cost associated with preparation for the potential commercial launch of one or more of our product candidates, including the build-out of a limited commercial infrastructure in the EU;
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
We were incorporated in the second half of 2007 and commenced operations in late 2008. Our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, undertaking preclinical and clinical studies of our product candidates, and establishing a commercial infrastructure. All of our product candidates are still in preclinical and clinical development, with the exception of TIBSOVO® and IDHIFA®. We have not yet demonstrated our ability to successfully complete any large-scale or pivotal clinical trials. Typically, it takes about 10 to 15 years to develop one new medicine from the time it is discovered to when it is available for treating patients, assuming that it successfully completes all stages of research and development and achieves marketing approval, all of which is highly uncertain. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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
Our scientific approach focuses on using our proprietary technology to identify key metabolic enzymes in cancer, RGDs, or other diseased cells in the laboratory and then using these key enzymes to screen for and identify product candidates targeting cellular metabolism and adjacent areas of biology. We are also focused on metabolic immuno-oncology, an emerging field of cancer research focused on altering the metabolic state of immune cells to enhance the body’s immune response to cancer.
Our focus on using our proprietary technology to screen for and identify product candidates targeting cellular metabolism and adjacent areas of biology may not result in the discovery and development of commercially viable medicines to treat cancer or RGDs. Any medicines that we develop may not effectively correct metabolic pathways or alter the metabolic state of immune cells. If we are able to develop a product candidate that targets cellular metabolism in preclinical studies, we may not succeed in demonstrating safety and efficacy of the product candidate in human clinical trials. In addition, even if we obtain marketing approval for one of our product candidates, we can provide no assurance that commercialization of such product candidate will be successful.

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
In June 2018, we entered into the CStone Agreement for the development and commercialization of ivosidenib, either as monotherapy or in combination with other therapies, in the CStone Territory. Pursuant to the CStone Agreement, CStone will be responsible for the development and commercialization of ivosidenib in the CStone Territory. Our ability to generate royalty and milestone revenue under the CStone Agreement is dependent on CStone’s performance of its obligations under the agreement. We cannot control the amount and timing of resources that CStone will dedicate to these efforts.
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
A key element of our strategy is to identify and test compounds that target cellular metabolism and adjacent areas of biology in a variety of different types of cancer and RGDs, as well as in immune cells for the treatment of cancer. A significant portion of the research that we are conducting involves new compounds and drug discovery methods, including our proprietary technology. The drug discovery that we are conducting using our proprietary technology may not be successful in identifying compounds that are useful in treating cancer or RGDs. In addition, our efforts in the emerging field of metabolic immuno-oncology may not be as successful as our efforts to date in cancer metabolism and RGDs. Furthermore, our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:
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
We have invested a significant portion of our efforts and financial resources in the identification of our products and most advanced programs, which are TIBSOVO® (ivosidenib),  IDHIFA® (enasidenib), and vorasidenib for the treatment of hematological and solid tumors, mitapivat for the treatment of PK deficiency, and AG-270 for the treatment of MTAP deleted cancers. The FDA approved IDHIFA® and TIBSOVO® for the treatment of adult patients with R/R AML with an IDH2 or IDH1 mutation, respectively. In June 2018, Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive R/R AML. In December 2018, we submitted an MAA to the EMA for TIBSOVO® for the treatment of adult patients with IDH1 mutant-positive R/R AML and an sNDA to the FDA for TIBSOVO® for the treatment of patients with newly-diagnosed AML with an IDH1 mutation who are not eligible for standard treatment. We plan to submit an sNDA for TIBSOVO® for second line or later IDH1 mutant-positive cholangiocarcinoma to the FDA by the end of 2019. Other than TIBSOVO®, IDHIFA®, vorasidenib, mitapivat, AG-270 and AG-636, we have not commenced clinical trials for any of our other product candidates. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of our product candidates.
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
We, and any collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. The FDA has approved IDHIFA® and TIBSOVO® for the treatment of adult patients with R/R AML and an IDH2 or IDH1 mutation, respectively. In June 2018 Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML and, in December 2018, we submitted an MAA to the EMA for TIBSOVO® for the treatment of adult patients with IDH1 mutant-positive R/R AML and an sNDA to the FDA for TIBSOVO® for the treatment of patients with newly-diagnosed AML with an IDH1 mutation who are not eligible for standard treatment. We plan to submit an sNDA for TIBSOVO® for second line or later IDH1 mutant-positive cholangiocarcinoma to the FDA by the end of 2019. However, we can provide no assurance that we will successfully submit such sNDA, or any NDA for any of our other product candidates, or that any MAA, NDA or sNDA submitted by us or Celgene will receive regulatory approval on the timeframe we expect, or at all.
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
Utilizing our precision medicine approach, we generally focus our development activities on genetically or biomarker defined patients most likely to respond to our therapies. As a result, the potential patient populations for our clinical trials are narrowed, and we may experience difficulties in identifying and enrolling a sufficient number of patients in our clinical trials. In particular, the successful completion of our clinical development program for mitapivat for the treatment of PK deficiency is dependent upon our ability to enroll a sufficient number of patients with PK deficiency. PK deficiency is a rare disease with a small patient population. Further, there are only a limited number of specialist physicians that regularly treat patients with PK deficiency and major clinical centers that support PK deficiency are concentrated in a few geographic regions. The small population of patients, the nature of the disease and limited trial sites may make it difficult for us to enroll enough patients to complete our clinical trials for mitapivat for PK deficiency in a timely and cost-effective manner.
In addition, other companies are conducting clinical trials, or may in the future conduct clinical trials, which may have similar eligibility criteria as our current or future clinical trials. For example, Daiichi Sankyo Company, Ltd., with DS-1001b, Bayer AG, or Bayer, with BAY1436032, and Forma Therapeutics Holdings, LLC, with FT-2102, are conducting clinical trials that are targeted specifically towards patients with IDH1 mutant positive-cancers and/or include IDH mutant positive populations. Rocket Pharma LTD is in the preclinical stages of development for a gene therapy targeting PK deficiency. As these companies and others initiate and conduct clinical trials, they may compete for eligible patients with our clinical trials of ivosidenib, vorasidenib or mitapivat. Competition for these patients may make it particularly difficult for us to enroll enough patients to complete our clinical trials for ivosidenib, vorasidenib or mitapivat in a timely and cost-effective manner.
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
With the exception of TIBSOVO® and IDHIFA®, all of our most advanced product candidates are still in clinical stage development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us or any collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If adverse effects were to arise in patients being treated with any of our product candidates, it could require us to halt, delay or interrupt clinical trials of such product candidate or adversely affect our ability to obtain requisite approvals to advance the development and commercialization of such product candidate. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in earlier stage testing for treating cancer, RGDs or other diseases have later been found to cause side effects that prevented further development of the compound. For instance, in December 2016, we withdrew our IND for AG-519, our second PKR activator, following verbal notification of a clinical hold from the FDA relating to a previously disclosed case of drug-induced cholestatic hepatitis which occurred in our phase 1 clinical trial of AG-519 in healthy volunteers. Although these decisions and this hepatic adverse event finding do not affect our ongoing clinical trials for mitapivat, we cannot provide any assurances that there will not be similar or other treatment-related severe adverse events in our other clinical trials for mitapivat, that our other trials will not be placed on clinical hold in the future, or that patient recruitment for our other trials will not be adversely impacted.
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
It is possible that the FDA or EMA may refuse to accept for substantive review any NDA, sNDA or MAA that we and/or Celgene submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates. If the FDA or EMA does not accept or approve our applications for any of our product candidates, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA- or EMA-required trials or studies, approval of any applications that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA or EMA to approve our applications. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us or Celgene from commercializing our product candidates, generating revenue and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for our product candidates, which could significantly harm our business.
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
TIBSOVO® and IDHIFA®, or any of our product candidates that receive marketing approval in the future, may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
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
We have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved medicine for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to other third parties. Although we have established sales and marketing capabilities to support our co-promotion efforts for IDHIFA® and the commercial launch of TIBSOVO®, we will need to further build our sales and marketing infrastructure to sell, or participate in sales activities with our collaborators for, our other product candidates if and when they are approved, including, for example, to support the potential approval of one or more product candidates in the EU.
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
The development and commercialization of new drug products is highly competitive. We face competition with respect to our current products and product candidates, and we and our collaborators will face competition with respect to any product candidates that we or they may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates, such as AML and high risk myelodysplasia. For example, Jazz Pharmaceuticals plc, Abbvie Inc. (in collaboration with Roche Holdings Inc.), Novartis International AG, Pfizer Inc. and Astellas Pharma Inc. are each marketing therapies to treat AML, and a number of other biotechnology companies have product candidates in clinical development in similar indications as ours. Some competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches, for example, in the area of RGDs. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.
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
The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the EU’s General Data Protection Regulation 2016/679, or GDPR, imposes strict obligations on the processing of personal data, including personal health data, and the free movement of such data. The GDPR applies to any company established in the EU as well as any company outside the EU that processes personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, obligations relating to: processing health and other sensitive data; obtaining consent of individuals; providing notice to individuals regarding data processing activities; responding to data subject requests; taking certain measures when engaging third-party processors; notifying data subjects and regulators of data breaches; implementing safeguards to protect the security and confidentiality of personal data; and transferring personal data to countries outside the EU, including the United States. The GDPR imposes additional obligations and risks upon our business and substantially increases the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages. Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR’s requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the EU. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices or lead to government enforcement actions, private litigation or significant penalties against us and could have a material adverse effect on our business, financial condition or results of operations.
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
•Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. For example, in September 2018, we and Celgene agreed to terminate the AG-881 Agreements effective as of September 4, 2018, as a result of which we will be responsible for future development costs of vorasidenib, other than certain agreed-up costs which we and Celgene had split until December 31, 2018. Celgene can terminate its remaining agreements with us, in their entirety or with respect to enasidenib under the 2010 Agreement or any program under the 2016 Agreement, upon 90 days’ notice and can terminate each entire agreement with us in connection with a material breach of the agreement by us that remains uncured for a period ranging from 60 to 90 days. CStone has the right, under certain circumstances, to terminate the CStone Agreement upon advance notice to us, and may, subject to specified cure periods, terminate the CStone Agreement in the event of our uncured material breach or under specified circumstances relating to our insolvency.
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
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and comparable regulatory authorities in other countries. With the exception of IDHIFA® and TIBSOVO®, we and our collaborators have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. Celgene has submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML and we submitted an MAA to the EMA for TIBSOVO® for the treatment of adult patients with IDH1 mutant-positive R/R AML and an sNDA to the FDA for TIBSOVO® for the treatment of patients with newly-diagnosed AML with an IDH1 mutation who are not eligible for standard treatment. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process.
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
Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. On March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the EU. If no formal withdrawal agreement can be reached between the United Kingdom and the EU, then it is expected that the United Kingdom's membership of the EU would automatically terminate on the deadline, which was initially March 29, 2019. That deadline has been extended to October 31, 2019 to allow the parties to negotiate a withdrawal agreement, which has proven to be extremely difficult to date. Discussions between the United Kingdom and the EU will continue to focus on withdrawal issues and transition agreements. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the EU without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.
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
Furthermore, other European countries may seek to conduct referenda with respect to continuing membership with the EU. We do not know to what extent Brexit or other comparable initiatives, or any resulting changes, would affect our ability to conduct clinical trials or obtain marketing approval in these jurisdictions, and each could materially impact our ability to conduct clinical trials or obtain marketing approval on a timely basis, or at all.
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
The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of EU Member States, such as the U.K. Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.
Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
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
While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or TCJA, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.
On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration has recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the current administration issued a plan to lower drug prices. Under this blueprint for action, the current administration indicated that the Department of Health and Human Services, or HHS, will take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies, advance biosimilars and generics to boost price competition, evaluate the inclusion of prices in drug makers’ ads to enhance price competition, speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers, avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid, work to give Medicare Part D plan sponsors more negotiation power with drug makers, examine which Medicare Part B drug prices could be negotiated by Medicare Part D plans, improve the design of the Medicare Part B Competitive Acquisition Program, update Medicare’s drug-pricing dashboard to increase transparency, prohibit Medicare Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance, and require that Medicare Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. More recently, on January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal anti-kickback statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations.
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
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. In addition, we may engage third party intermediaries to promote our clinical research activities abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities.
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
As of March 31, 2019, our executive officers, directors and a small group of stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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
On December 22, 2017, President Trump signed into law the TCJA, which significantly revised the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the federal tax law remains uncertain and our business and financial condition could be adversely affected. In addition, how various states will respond to the TCJA continues to be uncertain. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
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

AGIOS PHARMACEUTICALS, INC.

May 2, 2019	By:	/s/ Jacqualyn A. Fouse
Jacqualyn A. Fouse, Ph.D. Chief Executive Officer (principal executive officer)

May 2, 2019	By:	/s/ Andrew Hirsch
Andrew Hirsch Chief Financial Officer (principal financial officer)