Form 10-Q
period 2019-06-30
AGIOS PHARMACEUTICALS, INC.
filed 2019-08-01
CIK 1439222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 26, 2019: 58,752,886

AGIOS PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$83,580	$70,502
Marketable securities	411,810	514,800
Accounts receivable, net	7,147	5,076
Collaboration receivable – related party	2,524	2,462
Collaboration receivable – other	2,222	670
Royalty receivable – related party	2,700	2,234
Inventory	4,659	869
Prepaid expenses and other current assets	19,063	17,167
Total current assets	533,705	613,780
Marketable securities	128,649	220,119
Operating lease assets	98,500	—
Property and equipment, net	23,016	24,320
Other non-current assets	—	238
Total assets	$783,870	$858,457
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,435	$17,880
Accrued expenses	49,218	42,147
Deferred revenue – related party	18,454	32,710
Operating lease liabilities	6,397	—
Deferred rent	—	766
Total current liabilities	89,504	93,503
Deferred revenue, net of current portion – related party	51,616	59,809
Operating lease liabilities, net of current portion	110,073	—
Deferred rent, net of current portion	—	17,608
Total liabilities	251,193	170,920
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 58,749,186 and 58,218,653 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	59	58
Additional paid-in capital	1,839,710	1,794,283
Accumulated other comprehensive income (loss)	490	(2,171)
Accumulated deficit	(1,307,582)	(1,104,633)
Total stockholders’ equity	532,677	687,537
Total liabilities and stockholders’ equity	$783,870	$858,457
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Product revenue, net	$13,727	$—	$22,865	$—
Collaboration revenue – related party	8,979	26,401	26,898	33,746
Collaboration revenue – other	812	12,440	1,782	12,440
Royalty revenue – related party	2,703	1,573	4,903	2,990
Total revenue	26,221	40,414	56,448	49,176
Cost and expenses:
Cost of sales	303	—	637	—
Research and development	107,389	86,730	202,974	164,954
Selling, general and administrative	32,390	26,633	64,181	51,183
Total cost and expenses	140,082	113,363	267,792	216,137
Loss from operations	(113,861)	(72,949)	(211,344)	(166,961)
Interest income	3,990	4,204	8,395	7,391
Net loss	$(109,871)	$(68,745)	$(202,949)	$(159,570)
Net loss per share – basic and diluted	$(1.87)	$(1.19)	$(3.46)	$(2.81)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	58,722,244	57,721,786	58,589,167	56,713,795

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(109,871)	$(68,745)	$(202,949)	$(159,570)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	974	245	2,661	(1,009)
Comprehensive loss	$(108,897)	$(68,500)	$(200,288)	$(160,579)

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	58,218,653	$58	$1,794,283	$(2,171)	$(1,104,633)	$687,537
Common stock issued under stock incentive plan and ESPP	441,168	1	6,002	—	—	6,003
Stock-based compensation expense	—	—	18,108	—	—	18,108
Other comprehensive income	—	—	—	1,687	—	1,687
Net loss	—	—	—	—	(93,078)	(93,078)
Balance at March 31, 2019	58,659,821	$59	$1,818,393	$(484)	$(1,197,711)	$620,257
Common stock issued under stock incentive plan and ESPP	89,365	$—	$2,770	$—	$—	$2,770
Stock-based compensation expense	—	—	18,547	—	—	18,547
Other comprehensive income	—	—	—	974	—	974
Net loss	—	—	—	—	(109,871)	(109,871)
Balance at June 30, 2019	58,749,186	$59	$1,839,710	$490	$(1,307,582)	$532,677

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	48,826,153	$49	$1,174,904	$(1,389)	$(798,061)	$375,503
Issuance of common stock for follow-on offering	8,152,986	8	516,198	—	—	516,206
Common stock issued under stock incentive plan and ESPP	562,474	1	12,331	—	—	12,332
Stock-based compensation expense	—	—	14,522	—	—	14,522
Other comprehensive loss	—	—	—	(1,254)	—	(1,254)
Cumulative effect of ASC 606	—	—	—	—	39,456	39,456
Net loss	—	—	—	—	(90,825)	(90,825)
Other	—	—	(346)	—	—	(346)
Balance at March 31, 2018	57,541,613	$58	$1,717,609	$(2,643)	$(849,430)	$865,594
Common stock issued under stock incentive plan and ESPP	391,423	$—	$9,638	$—	$—	$9,638
Stock-based compensation expense	—	—	16,455	—	—	16,455
Other comprehensive income	—	—	—	245	—	245
Net loss	—	—	—	—	(68,745)	(68,745)
Other	—	—	(45)	—	—	(45)
Balance at June 30, 2018	57,933,036	$58	$1,743,657	$(2,398)	$(918,175)	$823,142

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(202,949)	$(159,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,042	3,464
Stock-based compensation expense	36,655	30,977
Net accretion of premium and discounts on investments	(2,019)	(1,291)
(Gain) loss on disposal of property and equipment	—	(20)
Non-cash operating lease expense	4,208	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,071)	—
Collaboration receivable – related party	(62)	(16,878)
Collaboration receivable – other	(1,552)	(440)
Royalty receivable – related party	(466)	(351)
Inventory	(3,790)	—
Prepaid expenses and other current and non-current assets	(2,517)	2,413
Accounts payable	(1,874)	(6,198)
Accrued expenses	7,071	(7,841)
Deferred revenue – related party	(22,449)	(10,644)
Operating lease liabilities	(3,649)	—
Deferred rent	—	(16)
Net cash used in operating activities	(191,422)	(166,395)
Investing activities
Purchases of marketable securities	(144,231)	(592,664)
Proceeds from maturities and sales of marketable securities	343,372	331,666
Purchases of property and equipment	(3,309)	(2,793)
Net cash provided by (used in) investing activities	195,832	(263,791)
Financing activities
Payment of public offering costs, net of reimbursements	—	(391)
Proceeds from public offering of common stock, net of commissions	—	516,206
Net proceeds from stock option exercises and employee stock purchase plan	8,668	21,970
Net cash provided by financing activities	8,668	537,785
Net change in cash and cash equivalents	13,078	107,599
Cash and cash equivalents at beginning of the period	70,502	102,724
Cash and cash equivalents at end of the period	$83,580	$210,323
Supplemental disclosure of non-cash investing and financing transactions
Additions to property and equipment in accounts payable and accrued expenses	$535	$1,365
Proceeds from stock option exercises in other current assets	$112	$—
Operating lease liabilities arising from obtaining operating lease assets	$42,856	$—
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
Basis of presentation
The condensed consolidated balance sheet as of June 30, 2019, the condensed consolidated statements of operations, comprehensive loss and stockholders' equity for the three and six months ended June 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of June 30, 2019, our results of operations and stockholders' equity for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and six-month periods are also unaudited. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The year-end condensed consolidated balance sheet data was derived from our audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP. Accordingly, the condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the Securities and Exchange Commission, or the SEC, on February 14, 2019.
Our condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in conformity with U.S. GAAP.
Liquidity
As of June 30, 2019, we had cash, cash equivalents and marketable securities of $624.0 million. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities will be sufficient to fund current operations for at least the next twelve months from the issuance date of these financial statements.
2. Summary of Significant Accounting Policies
Leases
In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-02, Leases (Topic 842), which was codified as Accounting Standards Codification, or ASC, 842, Leases, and amended through subsequent ASUs. We adopted ASC 842 effective January 1, 2019 using the modified retrospective transition approach and elected the package of practical expedients, both provided for under ASU 2018-11, Leases (Topic 842): Targeted Improvements. The package of practical expedients allows us not to reassess whether contracts are or contain leases, lease classification, and whether initial direct costs qualify for capitalization. Additionally, as an accounting policy, we have chosen not to separate the non-lease components from the lease components for our building leases and, instead, accounted for non-lease and lease components as a single component.

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
Operating lease assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the leasing arrangement. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, in determining the operating lease liabilities we use an estimate of our incremental borrowing rate. The incremental borrowing rate is determined using two alternative credit scoring models to estimate our credit rating, adjusted for collateralization. The calculation of the operating lease assets includes any lease payments made and excludes any lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
For operating leases, we record operating lease assets and liabilities in our consolidated balance sheets. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Short-term leases, or leases that have a lease term of 12 months or less at commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease.
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
The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of June 30, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$27,012	$10,995	$—	$38,007
Marketable securities:
Certificates of deposit	—	240	—	240
U.S. Treasuries	—	186,449	—	186,449
Government securities	—	87,368	—	87,368
Corporate debt securities	—	266,402	—	266,402
Total cash equivalents and marketable securities	$27,012	$551,454	$—	$578,466
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently, at the end of each reporting period, valued utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2019.
There have been no changes to the valuation methods during the six months ended June 30, 2019. We evaluate transfers between levels at the end of each reporting period. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2019. We have no financial assets or liabilities that were classified as Level 3 at any point during the six months ended June 30, 2019.
4. Marketable Securities
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets and statements of stockholders’ equity and a component of total comprehensive loss in the condensed consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no material realized gains or losses on marketable securities for the three and six months ended June 30, 2019 and 2018.
Marketable securities at June 30, 2019 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$240	$—	$—	$240
U.S. Treasuries	186,295	211	(57)	186,449
Government securities	54,836	20	(34)	54,822
Corporate debt securities	170,255	148	(104)	170,299
Non-current:
Government securities	32,575	19	(48)	32,546
Corporate debt securities	95,657	491	(45)	96,103
Total marketable securities	$539,858	$889	$(288)	$540,459
Marketable securities at December 31, 2018 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$960	$—	$(4)	$956
U.S. Treasuries	231,101	7	(228)	230,880
Government securities	75,335	—	(121)	75,214
Corporate debt securities	208,233	—	(483)	207,750
Non-current:
U.S. Treasuries	12,202	4	(125)	12,081
Government securities	70,177	10	(188)	69,999
Corporate debt securities	139,082	12	(1,055)	138,039
Total marketable securities	$737,090	$33	$(2,204)	$734,919
As of June 30, 2019 and December 31, 2018, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale.
As of June 30, 2019 and December 31, 2018, we held 79 and 242 debt securities, respectively, that were in an unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at June 30, 2019 and December 31, 2018 was $175.5 million and $639.3 million, respectively. There were no individual securities that were in a significant unrealized loss position as of June 30, 2019 and December 31, 2018. Given our intent and ability to hold such securities until recovery, and the lack of significant change in the credit risk of these investments, we do not consider these marketable securities to be other-than-temporarily impaired as of June 30, 2019 and December 31, 2018.
5. Inventory
Inventory, which consists of commercial supply of TIBSOVO® (ivosidenib), consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$180	$—
Work-in-process	4,392	788
Finished goods	87	81
Total inventory	$4,659	$869

6. Leases
On April 11, 2019, we entered into an agreement to lease approximately 13,000 square feet of office space located at 38 Sidney Street, Cambridge, Massachusetts, or the 38 Sidney Lease, with Thirty-Eight Sidney Street, LLC. The initial term of the 38 Sidney Lease commenced on May 1, 2019 and expires on February 29, 2028. At the end of the lease term, we have the option to extend the 38 Sidney Lease for two consecutive terms of five years at fair market rent at the time of the extension. The 38 Sidney Lease provides us with the right to lease additional space within the 38 Sidney Street building and also includes rent escalation clauses and a tenant improvement allowance of $1.0 million.
In connection with the 38 Sidney Lease, we also amended our existing building leases at 88 Sidney Street, Cambridge, Massachusetts and at 64 Sidney Street, Cambridge, Massachusetts to extend the initial terms of those leases by approximately three years through February 29, 2028. The amendments also provide us with the right to lease additional space at the 64 Sidney Street building. Our existing extension options for the 88 Sidney Street building and 64 Sidney Street building continue as set forth in the existing leases for those buildings.
Our building leases are comprised of office and laboratory space under non-cancelable operating leases. These lease agreements have remaining lease terms of nine years and contain various clauses for renewal at our option. The renewal options were not included in the calculation of the operating lease assets and the operating lease liabilities as the renewal option is not reasonably certain of being exercised. The lease agreements do not contain residual value guarantees. Operating lease costs for the three and six months ended June 30, 2019 were $3.8 million and $6.8 million, respectively, and cash paid for amounts included in the measurement of operating lease liabilities for the three and six months ended June 30, 2019 were $3.2 million and $6.3 million, respectively.
We have not entered into any material short-term leases or financing leases as of June 30, 2019.
As of June 30, 2019, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter were as follows (in thousands):

Remaining 2019	$5,695
2020	14,015
2021	14,380
2022	16,773
2023	18,126
2024	18,660
Thereafter	63,891
$151,540
In arriving at the operating lease liabilities as of June 30, 2019, we applied the weighted-average incremental borrowing rate of 5.7% over a weighted-average remaining lease term of 8.7 years.

As of June 30, 2019, the following represents the difference between the remaining undiscounted minimum rental commitments under non-cancelable leases and the operating lease liabilities (in thousands):

Undiscounted minimum rental commitments	$151,540
Present value adjustment using incremental borrowing rate	(35,070)
Operating lease liabilities	$116,470
As of December 31, 2018, minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter were as follows (in thousands):

2019	$12,759
2020	13,135
2021	13,473
2022	15,552
2023	17,145
Thereafter	19,223
$91,287
7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued compensation	$10,541	$20,843
Accrued research and development costs	30,189	14,777
Accrued professional fees	6,357	5,441
Accrued other	2,131	1,086
Total accrued expenses	$49,218	$42,147

8. Product Revenue
We sell TIBSOVO®, our wholly owned product, to a limited number of specialty distributors and specialty pharmacy providers in the U.S., or collectively, the Customers. The Customers subsequently resell TIBSOVO® to pharmacies or dispense directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of TIBSOVO®.
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
Total net product revenue from U.S. sales of TIBSOVO®, which is our only source of product revenue, was $13.7 million and $22.9 million for the three and six months ended June 30, 2019, respectively. We did not record any product revenues during the three and six months ended June 30, 2018. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2019 (in thousands):

	Contractual Adjustments	Government Rebates	Returns	Total
Balance at December 31, 2018	$592	$325	$334	$1,251
Current provisions relating to sales in the current year	3,145	820	586	4,551
Adjustments relating to prior years	8	—	—	8
Payments/returns relating to sales in the current year	(2,450)	(355)	—	(2,805)
Payments/returns relating to sales in the prior years	(598)	(230)	—	(828)
Balance at June 30, 2019	$697	$560	$920	$2,177
Total revenue-related reserves above, included in our condensed consolidated balance sheets, are summarized as follows (in thousands):

	June 30, 2019	December 31, 2018
Reduction of accounts receivable	$416	$326
Component of accrued expenses	1,761	925
Total revenue-related reserves	$2,177	$1,251
The following table presents changes in our contract assets during the six months ended June 30, 2019 (in thousands):

	December 31, 2018	Additions	Deductions	June 30, 2019
Contract assets (1)
Accounts receivable, net	$5,076	$27,395	$(25,324)	$7,147
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
Celgene Corporation
We have entered into the following collaboration agreements, or collectively, the Collaboration Agreements, with Celgene Corporation, or Celgene, which is a related party through ownership of our common stock:
•In April 2010, we entered into a discovery and development collaboration and license agreement focused on cancer metabolism, or the 2010 Agreement, which was amended in October 2011 and July 2014. The discovery phase of the 2010 Agreement expired in April 2016. On August 15, 2016, we terminated the 2010 Agreement as to the program directed to the isocitrate dehydrogenase 1, or IDH1, target, for which ivosidenib was the lead development candidate. Accordingly, the sole program remaining under the 2010 Agreement is IDHIFA® (enasidenib), a co-commercialized licensed program for which Celgene leads and funds global development and commercialization activities. Under the remaining terms of the 2010 Agreement, we are eligible to receive up to $80.0 million in potential milestone payments for the enasidenib program. The potential milestone payments are comprised of: (i) up to $55.0 million in milestone payments upon achievement of specified ex-U.S. regulatory milestone events, and (ii) a $25.0 million milestone payment upon achievement of a specified ex-U.S. commercial milestone event, as well as royalties at tiered, low-double digit to mid-teen percentage rates on net sales of IDHIFA®.
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

Collaboration revenue
During the three and six months ended June 30, 2019 and 2018, we recognized the following collaboration revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Services performed that were considered performance obligations as of the modification dates
Licenses	$—	$15,000	$—	$15,000
On-going research and development services	8,155	9,830	25,220	16,194
Services performed that were not considered performance obligations as of the modification dates
Development activities	—	590	—	590
Commercialization activities	824	981	1,678	1,962
Total collaboration revenue - related party	$8,979	$26,401	$26,898	$33,746
The following table presents changes in our contract assets and liabilities during the six months ended June 30, 2019 (in thousands):

	December 31, 2018	Additions	Deductions	June 30, 2019
Contract assets (1)
Collaboration receivable – related party	$2,462	$4,452	$(4,390)	$2,524
Royalty receivable – related party	2,234	4,900	(4,434)	2,700
Contract liabilities (2)
Deferred revenue – related party, current and net of current portions	92,519	3,705	(26,154)	70,070
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
During the three and six months ended June 30, 2019 and 2018, we recognized the following as revenue due to changes in the contract liability balances (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amounts included in the contract liability at the beginning of the period	$8,009	$9,932	$24,419	$15,917
Performance obligations satisfied in previous periods	—	220	—	543
As of June 30, 2019, the aggregate amount of the transaction price allocated to performance obligations that are partially unsatisfied was $75.5 million. This amount is expected to be recognized as performance obligations are satisfied through March 2023.
Royalty revenue
As the underlying performance obligation, or delivery of the enasidenib license, had been satisfied as of June 2014, royalty revenue is recognized as the related sales occur. During the three and six months ended June 30, 2019 and 2018, we recognized the following as royalty revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Royalty revenue – related party	$2,703	$1,573	$4,903	$2,990
Milestone revenue
During the three months ended June 30, 2018, Celgene submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for IDHIFA® for isocitrate dehydrogenase 2, or IDH2, mutant-positive relapsed or refractory, or R/R, acute myeloid leukemia, or AML. As a result of the filing, we recognized a $15.0 million milestone payment as collaboration revenue - related party. No other milestones were achieved during the three and six months ended June 30, 2019 or 2018. The next potential milestone expected to be achieved under our Collaboration Agreements is the first regulatory approval in any of China, Japan or a major European country, which would result in a milestone payment of $35.0 million under the 2010 Agreement.
CStone Pharmaceuticals
In June 2018, we and CStone Pharmaceuticals, or CStone, entered into an exclusive license agreement, or the CStone Agreement, to grant CStone specified intellectual property licenses to enable CStone to develop and commercialize certain products containing ivosidenib in mainland China, Hong Kong, Macau and Taiwan, or the CStone Territory. We retain development and commercialization rights for the rest of the world. Pursuant to the CStone Agreement, CStone will initially be responsible for the development and commercialization of ivosidenib in AML, cholangiocarcinoma, and, at our discretion, brain cancer indications. CStone is responsible for all costs it incurs in developing, obtaining regulatory approval of, and commercializing ivosidenib in the CStone Territory, as well as certain costs incurred by us. Pursuant to the CStone Agreement, we received an initial upfront payment in the amount of $12.0 million and are entitled to receive up to an additional $412.0 million in milestone payments upon the achievement of certain development, regulatory and sales milestone events. We will also be entitled to receive tiered royalties, ranging from 15% to 19% percent, on annual net sales, if any, of ivosidenib in the CStone Territory.
Collaboration revenue
During the three and six months ended June 30, 2019 and 2018, we recognized the following collaboration revenue - other (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Services performed that were considered performance obligations as of the inception date
License	$—	$12,440	$—	$12,440
Services performed that were not considered performance obligations as of the inception date
Other Services	812	—	1,782	—
Total collaboration revenue - other	$812	$12,440	$1,782	$12,440
The following table presents changes in our contract assets during the six months ended June 30, 2019 (in thousands):

	December 31, 2018	Additions	Deductions	June 30, 2019
Contract assets (1)
Collaboration receivable - other	$670	$1,782	$(230)	$2,222
(1) Additions to contract assets relate to amounts receivable from CStone. Deductions to contract assets relate to collection of receivables during the reporting period.
As of June 30, 2019, the aggregate amount of the transaction price allocated to performance obligations that are partially unsatisfied was $0.7 million.
Royalty revenue
The license was determined to be the predominant item to which sales-based royalties and sales-based milestones relate. As the license was delivered in June 2018, we will recognize royalty revenue when the related sales occur. To date, no royalties have been received under the CStone Agreement.
Milestone revenue
No milestones were earned during the three and six months ended June 30, 2019 and 2018. The next potential milestone expected to be achieved under the CStone Agreement is the dosing of the first patient in a local study in a hematological indication in mainland China. Achievement of this event will result in a milestone payment of $5.0 million.

10. Share-Based Payments
2013 Stock Incentive Plan
In June 2013, our Board of Directors adopted and, in July 2013 our stockholders approved, the 2013 Stock Incentive Plan, or the 2013 Plan. The 2013 Plan became effective upon the closing of our initial public offering and provides for the grant of stock options and other stock-based awards. Following the adoption of the 2013 Plan, we granted no further stock options or other stock-based awards under the 2007 Stock Incentive Plan, or the 2007 Plan. Any stock options or stock-based awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remained outstanding and effective. As of June 30, 2019, the total number of shares reserved under the 2007 Plan and the 2013 Plan was 9,475,602, and we had 2,194,806 shares available for future issuance under the 2013 Plan.
Stock options
The following table presents stock option activity for the six months ended June 30, 2019:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2018	5,416,069	$60.10
Granted	1,464,728	57.08
Exercised	(181,010)	38.59
Forfeited/Expired	(356,493)	66.38
Outstanding at June 30, 2019	6,343,294	$59.66
Exercisable at June 30, 2019	3,414,953	$58.63
Vested and expected to vest at June 30, 2019	6,343,294	$59.66
At June 30, 2019, there was approximately $114.6 million of total unrecognized compensation expense related to unvested stock option awards, which we expect to recognize over a weighted-average period of approximately 2.8 years.
Restricted stock units
The following table presents restricted stock unit, or RSU, activity for the six months ended June 30, 2019:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2018	532,144	$75.45
Granted	408,707	58.46
Vested	(150,082)	69.29
Forfeited	(53,259)	72.24
Unvested shares at June 30, 2019	737,510	$67.52
As of June 30, 2019, there was approximately $37.5 million of total unrecognized compensation expense related to RSUs, which we expect to recognize over a weighted-average period of approximately 2.0 years.
Performance-based stock units
The following table presents performance-based stock unit, or PSU, activity for the six months ended June 30, 2019:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2018	169,031	$52.67
Granted	155,297	61.93
Vested	(167,031)	52.36
Unvested shares at June 30, 2019	157,297	$62.15
Stock-based compensation expense associated with these PSUs is recognized if the underlying performance condition is considered probable of achievement using our management’s best estimates.
As of June 30, 2019, there was approximately $9.8 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are not considered probable of achievement.

Market-based stock units
The following table presents market-based stock unit, or MSU, activity for the six months ended June 30, 2019:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2018	—	$—
Granted	42,695	41.50
Unvested shares at June 30, 2019	42,695	$41.50
The fair value of MSUs are estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the market condition. As of June 30, 2019, there was approximately $1.3 million of total unrecognized compensation expense related to MSUs, which we expect to recognize over the remaining derived service period of 1.2 years.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. We issued 32,410 shares and 27,377 shares during the six months ended June 30, 2019 and 2018, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 327,272 shares of our common stock. As of June 30, 2019, we had 128,126 shares available for future issuance under the 2013 ESPP.
Stock-based compensation expense
Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	$12,467	$13,311	$25,513	$25,783
Restricted stock units	5,243	2,805	9,791	4,602
Employee stock purchase plan	392	339	720	592
Other stock awards	445	—	631	—
Total stock-based compensation expense	$18,547	$16,455	$36,655	$30,977
Expenses related to stock options and stock-based awards were allocated as follows in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development expense	$10,067	$9,667	$20,109	$18,307
Selling, general and administrative expense	8,480	6,788	16,546	12,670
Total stock-based compensation expense	$18,547	$16,455	$36,655	$30,977

11. Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net loss per share calculation, stock options, RSUs, PSUs and MSUs for which the performance and market vesting conditions, respectively, have been met, and 2013 ESPP shares are considered to be common stock equivalents, while PSUs and MSUs with performance and market vesting conditions, respectively, that were not met as of June 30, 2019 are not considered to be common stock equivalents.
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

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2019	2018
Stock options	6,343,294	5,706,476
Restricted stock units	737,510	438,892
Employee stock purchase plan	33,064	21,205
Total common stock equivalents	7,113,868	6,166,573

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Information
The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018, and related notes included in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 14, 2019. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management, and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, selling, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A. and elsewhere in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2018. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.
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
Oncology
We are developing ivosidenib for the treatment of IDH1 mutant-positive cancers. Ivosidenib is an orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapy for the treatment of patients with cancers that harbor IDH1 mutations, including those with AML or cholangiocarcinoma. We hold worldwide development and commercial rights to ivosidenib and have licensed certain development and commercialization rights to ivosidenib to CStone. We will fund the future development and commercialization costs related to this program with the exception of development and commercialization activities of CStone under the CStone Agreement. In July 2018, the FDA granted us approval of TIBSOVO® for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation as detected by an FDA-approved test. In December 2018, we submitted an MAA to the EMA for TIBSOVO® for the treatment of adult patients with R/R AML. In May 2019, the FDA approved our supplemental new drug application, or sNDA, to update the U.S. Prescribing Information for TIBSOVO® to include patients with newly diagnosed AML with a susceptible IDH1 mutation as detected by an FDA-approved test who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy. The FDA granted us fast track designation for ivosidenib for treatment of patients with previously treated, unresectable or metastatic cholangiocarcinoma with an IDH1 mutation, granted orphan drug designation for ivosidenib for the treatment of cholangiocarcinoma, and granted Breakthrough Therapy designation for ivosidenib in combination with azacitidine for the treatment of newly diagnosed AML with an IDH1 mutation in adult patients who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy.
Celgene, in collaboration with us, is developing enasidenib for the treatment of IDH2 mutant-positive hematologic cancers. Enasidenib is an orally available, selective, potent inhibitor of the mutated IDH2 protein, making it a highly targeted therapy for the treatment of patients with cancers that harbor IDH2 mutations, including those with AML. In August 2017, the FDA granted Celgene approval of IDHIFA® for the treatment of adult patients with R/R AML and an IDH2 mutation. In June 2018, Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML. Celgene has worldwide development and commercialization rights for IDHIFA®, and we are eligible to receive royalties at tiered low-double digit to mid-teen percentage rates on any net sales of IDHIFA® and have exercised our rights to provide up to one-third of the field-based commercialization efforts in the United States.
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
In addition to the aforementioned development programs, we are seeking to advance a number of early-stage discovery programs in the areas of cancer, RGDs and MIO, a developing field which aims to modulate the activity of relevant immune cells by targeting critical metabolic nodes, thereby enhancing the immune mediated anti-tumor response.
Collaboration and license agreements
Refer to Note 9, Collaboration and License Agreements, of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements with Celgene and CStone.
Critical Accounting Policies and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We have determined that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses, and stock-based compensation. Except those that have been disclosed in Note 2, Summary of Significant Accounting Policies, of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no significant changes to our existing critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Additionally, since inception, we have incurred significant operating losses. Our net losses were $202.9 million and $159.6 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $1.3 billion. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from year to year. We anticipate that our expenses will increase significantly as we continue to advance and expand clinical development activities for our lead programs: ivosidenib, vorasidenib, mitapivat, AG-270, and AG-636; continue to discover and validate novel targets and drug product candidates; expand and protect our intellectual property portfolio; and hire additional commercial, development and scientific personnel.

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
We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:
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

•A phase 1/2 frontline combination clinical trial, conducted by Celgene, of either ivosidenib or enasidenib in combination with VIDAZA® (azacitidine) in newly diagnosed AML patients not eligible for intensive chemotherapy.
•AGILE, a global, registration-enabling phase 3 clinical trial, combining ivosidenib and VIDAZA® (azacitidine) in newly diagnosed AML patients with an IDH1 mutation who are ineligible for intensive chemotherapy.
•HO150/AMLSG29, an intergroup sponsored, global, registration-enabling phase 3 trial, supported in collaboration with Celgene, combining ivosidenib or enasidenib with standard induction and consolidation chemotherapy in frontline AML patients with an IDH1 or IDH2 mutation, which initiated sites and is currently screening patients.
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
•ClarIDHy, a registration-enabling phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial of ivosidenib in previously-treated patients with nonresectable or metastatic cholangiocarcinoma with an IDH1 mutation. The primary endpoint of the trial was met and we plan to submit an sNDA to the FDA for TIBSOVO® for second-line or later IDH1 mutant-positive cholangiocarcinoma by the end of 2019.
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
•A registration-enabling phase 3 study of vorasidenib in low-grade glioma with an IDH1 or IDH2 mutation is expected to initiate by the end of 2019.
Mitapivat
•DRIVE PK, a global phase 2, first-in-patient, open-label safety and efficacy clinical trial of mitapivat in adult, transfusion-independent patients with PK deficiency.
•ACTIVATE-T, a single arm, global, pivotal trial of mitapivat in up to 40 regularly-transfused patients with PK deficiency.
•ACTIVATE, a 1:1 randomized, placebo-controlled, global, pivotal trial of mitapivat in approximately 80 patients with PK deficiency who do not receive regular transfusions.
•A phase 2, open-label safety and efficacy clinical trial of mitapivat in approximately 20 adult patients with non-transfusion-dependent thalassemia.
AG-270
•A phase 1 trial in multiple tumor types carrying an MTAP deletion. The first part of the trial is a single agent dose-escalation phase in which cohorts of patients will receive ascending doses of AG-270 to determine the pharmacokinetics, pharmacodynamics, and optimal dose and schedule. The next phase of development will evaluate AG-270 in combination with taxanes in two areas of high unmet need. One arm of the study will test AG-270 in combination with docetaxel in MTAP-deleted non-small cell lung cancer and another arm will test AG-270 in combination with nab-paclitaxel and gemcitabine in MTAP-deleted pancreatic ductal adenocarcinoma.
AG-636
•A phase 1 study of AG-636 in subjects with advanced lymphoma.

Other research and platform programs
Other research and platform programs include activities related to exploratory efforts, target validation and lead optimization for our discovery and follow-on programs, and our proprietary metabolomics platform.
Selling, general and administrative expenses
Selling, general and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, business development, commercial, legal and human resources functions. Other significant costs include facility-related costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters, and fees for accounting and consulting services.
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
Results of Operations
Comparison of the three and six months ended June 30, 2019 and 2018
The following table summarizes our results of operations for the three and six months ended June 30, 2019 and 2018 ($ in thousands):

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Product revenue, net	$13,727	$—	$13,727	N/A	$22,865	$—	$22,865	N/A
Collaboration revenue – related party	8,979	26,401	(17,422)	(66)%	26,898	33,746	(6,848)	(20)%
Collaboration revenue – other	812	12,440	(11,628)	(93)%	1,782	12,440	(10,658)	(86)%
Royalty revenue – related party	2,703	1,573	1,130	72%	4,903	2,990	1,913	64%
Total revenue	26,221	40,414	(14,193)	(35)%	56,448	49,176	7,272	15%
Cost and expenses:
Cost of sales	303	—	303	N/A	637	—	637	N/A
Research and development	107,389	86,730	20,659	24%	202,974	164,954	38,020	23%
Selling, general and administrative	32,390	26,633	5,757	22%	64,181	51,183	12,998	25%
Loss from operations	(113,861)	(72,949)	(40,912)	56%	(211,344)	(166,961)	(44,383)	27%
Interest income	3,990	4,204	(214)	(5)%	8,395	7,391	1,004	14%
Net loss	$(109,871)	$(68,745)	$(41,126)	60%	$(202,949)	$(159,570)	$(43,379)	27%
Product Revenue. Product revenue for the three and six months ended June 30, 2019 was due to the recognition of net product revenue from the sale of our first commercial product, TIBSOVO®, which was approved for sale in the U.S. on July 20, 2018.
Collaboration Revenue. The decrease in collaboration revenue - related party for the three months ended June 30, 2019 is primarily due to recognition of a milestone payment of $15.0 million in 2018. The decrease in collaboration revenue - related party for the six months ended June 30, 2019 is primarily related to the recognition of the milestone payment in 2018, offset by revenue recognized in 2019 upon satisfaction of our research and development activities under our Collaboration Agreements with Celgene.
Collaboration revenue - other consists of revenue generated under the CStone Agreement. The decrease is collaboration revenue - other is primarily due to revenue recognized in June 2018 relating to the delivery of the license to CStone. Revenue recognized for the three and six months ended June 30, 2019 consists of revenue recognized upon satisfaction of other services under the CStone Agreement.
Royalty Revenue. In addition to product revenue and collaboration revenue, we recognized royalty revenue on Celgene's net sales of IDHIFA® under the 2010 Agreement.

Cost of Sales. Cost of sales for the three and six months ended June 30, 2019 relate to manufacturing costs associated with TIBSOVO® sales. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the TIBSOVO® costs were expensed prior to July 20, 2018, and therefore are not included in costs of sales during the current period.
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
Our allocated research and development expenses, by major program, are outlined in the table below ($ in thousands):

	Three Months Ended June 30				Six Months Ended June 30
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Ivosidenib (IDH1m inhibitor)	$35,367	$34,716	$651	2%	$71,439	$65,223	$6,216	10%
Enasidenib (IDH2m inhibitor)	1,181	3,108	(1,927)	(62)%	2,966	5,647	(2,681)	(47)%
Vorasidenib (Brain-penetrant IDHm inhibitor)	9,114	3,797	5,317	140%	14,461	7,478	6,983	93%
Mitapivat (PKR activator)	20,837	14,604	6,233	43%	40,193	27,719	12,474	45%
AG-270 (MAT2A inhibitor)	6,541	5,908	633	11%	12,034	11,936	98	1%
AG-636 (DHODH inhibitor)	5,879	3,204	2,675	83%	9,638	3,204	6,434	201%
Other research and platform programs	28,470	21,393	7,077	33%	52,243	43,747	8,496	19%
Total research and development expenses, net	$107,389	$86,730	$20,659	24%	$202,974	$164,954	$38,020	23%
The changes in research and development expense depicted in the table above were primarily attributable to the following:
•Ivosidenib costs for the six months ended June 30, 2019 increased primarily as a result of increased clinical costs related to the initiation of the HO150/AMLSG29 trial, which was initiated in the first quarter of 2019, and our AGILE study.
•Vorasidenib costs for the three and six months ended June 30, 2019 increased due to start-up costs related to our planned phase 3 study of vorasidenib in low-grade glioma with an IDH1 mutation, which is expected to initiate by the end of 2019.
•Mitapivat costs for the three and six months ended June 30, 2019 increased as a result of continuing enrollment in the ACTIVATE-T trial, which we initiated in April 2018, the ACTIVATE trial, which we initiated in June 2018, and the phase 2 study of mitapivat in thalassemia, which we initiated in December 2018.
•AG-636 costs for the six months ended June 30, 2019 increased primarily as a result of a $2.0 million milestone due to Aurigene upon first patient dosing within the phase 1 lymphoma study.
•The increase in the costs of other research and platform programs include activities related to exploratory efforts, target validation and lead optimization for our discovery and follow-on programs, and our proprietary metabolomics platform.
Selling, General and Administrative Expense. Selling, general and administrative expense increased during the three and six months ended June 30, 2019 primarily due to commercial costs for TIBSOVO®, including costs related to the sNDA, and personnel costs, including stock-based compensation expense, related to our workforce.
Interest Income. The change in interest income is primarily attributable to the change in our outstanding marketable securities and changes in interest rates earned on our marketable securities.
Liquidity and Capital Resources
Sources of liquidity
Since our inception, and through June 30, 2019, we have funded our operations through commercial sales of TIBSOVO®, upfront, milestone, extension, cost reimbursement and royalty payments related to our collaboration agreements, proceeds received from our issuance of preferred stock, our initial public offering and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings.
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
Cash flows
The following table provides information regarding our cash flows for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(191,422)	$(166,395)
Net cash provided by (used in) investing activities	195,832	(263,791)
Net cash provided by financing activities	8,668	537,785
Net change in cash and cash equivalents	$13,078	$107,599
Net cash used in operating activities. During the six months ended June 30, 2019, we received $22.7 million from sales of TIBSOVO® and $8.8 million in cost reimbursements and royalty payments under our Collaboration Agreements with Celgene. These amounts were offset by increased operating expenses that relate to increases in clinical study costs due to advancements in our most advanced product candidates, commercialization efforts, expanded facilities and increased staffing needs due to our expanding operations.
During the six months ended June 30, 2018, we received $8.9 million in cost reimbursements related to our Collaboration Agreements with Celgene. This amount was offset by increased operating expenses which relate to increases in clinical study costs due to advancements in our most advanced product candidates, expanded facilities and increased staffing needs due to our expanding operations.
Net cash provided by (used in) investing activities. Cash provided by investing activities for the six months ended June 30, 2019 was primarily the result of higher proceeds from maturities and sales of marketable securities than purchases of marketable securities, offset by $3.3 million in purchases of property and equipment. Cash used in investing activities for the six months ended June 30, 2018 was primarily the result of higher purchases of marketable securities than proceeds from maturities and sales of marketable securities, and $2.8 million in purchases of property and equipment.
Net cash provided by financing activities. Cash provided by financing activities for the six months ended June 30, 2019 was primarily the result of the $8.7 million of proceeds received from stock option exercises and purchases made pursuant to our 2013 ESPP. Cash provided by financing activities for the six months ended June 30, 2018 was the result of the $516.2 million of net proceeds received from our January 2018 follow-on public offering, after underwriting discounts and commissions, as well as $22.0 million of proceeds received from stock option exercises and purchases made pursuant to our 2013 ESPP.
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
We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2019 together with anticipated product and royalty revenue, anticipated interest income and anticipated expense reimbursements under our collaboration agreements, but excluding any additional program-specific milestone payments, will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2020. Our future capital requirements will depend on many factors, including:
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
During the six months ended June 30, 2019, except for the minimum rental commitments disclosed in Note 6, Leases, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2018.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of June 30, 2019 and December 31, 2018, we had cash, cash equivalents and marketable securities of $624.0 million and $805.4 million, respectively, consisting primarily of investments in certificates of deposit, U.S. Treasuries, government securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point change in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs located in Asia and Europe that are denominated in foreign currencies, and we are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2019 and December 31, 2018, we had minimal or no liabilities denominated in foreign currencies.
Item 4.  Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures.

Based on that evaluation of our disclosure controls and procedures as of June 30, 2019, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Since inception, we have incurred significant operating losses. Our net losses were $346.0 million, $314.7 million and $198.5 million for the years ended December 31, 2018, 2017, and 2016, respectively, and $202.9 million for the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $1.3 billion. To date, we have generated only modest revenue from sales of TIBSOVO® and royalties on sales of IDHIFA®. The FDA approved IDHIFA® for the treatment of adult patients with R/R AML and an IDH2 mutation, and approved TIBSOVO® for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation and the treatment of adult patients with newly diagnosed AML with a susceptible IDH1 mutation who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy.. We have not obtained marketing approval for any of our other product candidates, which are in preclinical or clinical development stages. We have financed our operations primarily through private placements of our preferred stock, our initial public offering and the concurrent private placement, our follow-on public offerings and our collaboration agreements with Celgene focused on cancer metabolism and metabolic immuno-oncology. We have devoted substantially all of our efforts to research and development. Although we may from time to time report profitable results, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:
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
We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2019, together with anticipated product and royalty revenue, anticipated interest income and anticipated expense reimbursements under our collaboration agreements, but excluding any additional program-specific milestone payments, will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2020. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:
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
In July 2018, the FDA approved TIBSOVO® for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation, and in May 2019, the FDA approved TIBSOVO® for the treatment of adult patients with newly diagnosed AML with a susceptible IDH1 mutation who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy. We are still evaluating ivosidenib in other clinical trials. Our ability to generate product revenue from TIBSOVO® will depend heavily on our successful development and commercialization of the product.
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
We have invested a significant portion of our efforts and financial resources in the identification of our products and most advanced programs, which are TIBSOVO® (ivosidenib), IDHIFA® (enasidenib), and vorasidenib for the treatment of hematological and solid tumors, mitapivat for the treatment of PK deficiency, and AG-270 for the treatment of MTAP deleted cancers. The FDA approved IDHIFA® and TIBSOVO® for the treatment of adult patients with R/R AML with an IDH2 or IDH1 mutation, respectively. In June 2018, Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive R/R AML. In December 2018, we submitted an MAA to the EMA for TIBSOVO® for the treatment of adult patients with IDH1 mutant-positive R/R AML. We plan to submit an sNDA for TIBSOVO® for second line or later IDH1 mutant-positive cholangiocarcinoma to the FDA by the end of 2019. Other than TIBSOVO®, IDHIFA®, vorasidenib, mitapivat, AG-270 and AG-636, we have not commenced clinical trials for any of our other product candidates. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of our product candidates.
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
We, and any collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. The FDA has approved IDHIFA® and TIBSOVO® for the treatment of adult patients with R/R AML and an IDH2 or IDH1 mutation, respectively. In June 2018 Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML and, in December 2018, we submitted an MAA to the EMA for TIBSOVO® for the treatment of adult patients with IDH1 mutant-positive R/R AML. We plan to submit an sNDA for TIBSOVO® for second line or later IDH1 mutant-positive cholangiocarcinoma to the FDA by the end of 2019. However, we can provide no assurance that we will successfully submit such sNDA, or any NDA for any of our other product candidates, or that any MAA, NDA or sNDA submitted by us or Celgene will receive regulatory approval on the timeframe we expect, or at all.
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
In addition, other companies are conducting clinical trials, or may in the future conduct clinical trials, which may have similar eligibility criteria as our current or future clinical trials. For example, Daiichi Sankyo Company, Ltd., with DS-1001b, Bayer AG, or Bayer, with BAY1436032, and Forma Therapeutics Holdings, LLC, with FT-2102, are conducting clinical trials that are targeted specifically towards patients with IDH1 mutant positive-cancers and/or include IDH mutant positive populations; companies such as ASLAN Pharmaceuticals Limited, or ASLAN, Bayer, Clear Creek Bio and PTC Therapeutics, Inc., or PTC, are clinically evaluating DHODH inhibitors for the treatment of hematologic malignancies; Rocket Pharma LTD is in the preclinical stages of development for a gene therapy targeting PK deficiency; and IDEAYA Biosciences, Inc., or IDEAYA, is developing a MAT2A inhibitor for the treatment of MTAP-deleted cancers. As these companies and others initiate and conduct clinical trials, they may compete for eligible patients with our clinical trials of our product candidates. Competition for these patients may make it particularly difficult for us to enroll enough patients to complete our clinical trials for our product candidates in a timely and cost-effective manner.
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
There are also a number of product candidates in preclinical or clinical development by third parties to treat cancer and RGDs by targeting similar mechanisms of action as our product candidates. These companies include large pharmaceutical companies, such as AstraZeneca plc, Bayer, Daiichi Sankyo, Eli Lilly and Company, Roche and its subsidiary Genentech, Inc., GlaxoSmithKline plc, Merck, and Pfizer, as well as biotechnology companies of various sizes, such as ASLAN, Clear Creek Bio, IDEAYA, PTC and Rocket Pharma. In addition, there are several companies developing immunotherapies, including metabolic immunotherapies, targeting cancer, including AstraZeneca; BeiGene, Ltd.; Bristol-Myers Squibb Company; GlaxoSmithKline; Genentech; and Merck. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
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
Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.
The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to EU General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to: processing health and other sensitive data; obtaining consent of individuals to whom the personal health data relates; providing information to individuals regarding data processing activities; implementing safeguards to protect the security and confidentiality of personal data; providing notification of data breaches; and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of GDPR. In addition the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.
Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR’s requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the EU. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations. Similarly, failure to comply with federal and state laws regarding privacy and security of personal information could expose us to fines and penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.
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
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and comparable regulatory authorities in other countries. With the exception of IDHIFA® and TIBSOVO®, we and our collaborators have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. Celgene has submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML and we submitted an

MAA to the EMA for TIBSOVO® for the treatment of adult patients with IDH1 mutant-positive R/R AML. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process.
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
On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration thereafter represented to the Court of Appeals considering this judgment that it does not oppose the lower court's ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump Administration argued in support of upholding the lower court decision. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
As of June 30, 2019, our executive officers, directors and a small group of stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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

Item 6.  Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation	8-K	001-36014	July 30, 2013	3.1
3.2	Amended and Restated By-Laws	8-K	001-36014	July 30, 2013	3.2
10.1	Lease, dated as of April 11, 2019, by and between the Registrant and Thirty-Eight Sidney Street Limited LLC					X
10.2	Fourth Amendment to Lease, dated as of April 11, 2019, by and between the Registrant and Forest City 88 Sidney Street, LLC					X
10.3	Third Amendment of Lease, dated as of April 11, 2019, by and between the Registrant and UP 64 Sidney Street, LLC					X
31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are not embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGIOS PHARMACEUTICALS, INC.

August 1, 2019	By:	/s/ Jacqualyn A. Fouse
Jacqualyn A. Fouse, Ph.D. Chief Executive Officer (principal executive officer)

August 1, 2019	By:	/s/ Andrew Hirsch
Andrew Hirsch Chief Financial Officer and Head of Corporate Development (principal financial officer)