Form 10-Q
period 2019-09-30
AGIOS PHARMACEUTICALS, INC.
filed 2019-10-31
CIK 1439222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 25, 2019: 58,883,044

AGIOS PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$81,709	$70,502
Marketable securities	370,188	514,800
Accounts receivable, net	7,106	5,076
Collaboration receivable – related party	1,838	2,462
Collaboration receivable – other	869	670
Royalty receivable – related party	2,600	2,234
Inventory	5,849	869
Prepaid expenses and other current assets	19,985	17,167
Total current assets	490,144	613,780
Marketable securities	88,579	220,119
Operating lease assets	95,833	—
Property and equipment, net	24,060	24,320
Other non-current assets	—	238
Total assets	$698,616	$858,457
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,511	$17,880
Accrued expenses	46,750	42,147
Deferred revenue – related party	16,873	32,710
Operating lease liabilities	7,298	—
Deferred rent	—	766
Total current liabilities	92,432	93,503
Deferred revenue, net of current portion – related party	49,797	59,809
Operating lease liabilities, net of current portion	108,096	—
Deferred rent, net of current portion	—	17,608
Total liabilities	250,325	170,920
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 58,877,691 and 58,218,653 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	59	58
Additional paid-in capital	1,861,523	1,794,283
Accumulated other comprehensive income (loss)	464	(2,171)
Accumulated deficit	(1,413,755)	(1,104,633)
Total stockholders’ equity	448,291	687,537
Total liabilities and stockholders’ equity	$698,616	$858,457
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Product revenue, net	$17,422	$4,465	$40,287	$4,465
Collaboration revenue – related party	5,516	8,732	32,414	42,478
Collaboration revenue – other	420	—	2,202	12,440
Royalty revenue – related party	2,666	2,001	7,569	4,991
Total revenue	26,024	15,198	82,472	64,374
Cost and expenses:
Cost of sales	393	695	1,030	695
Research and development	101,672	82,561	304,646	247,515
Selling, general and administrative	33,019	31,104	97,200	82,287
Total cost and expenses	135,084	114,360	402,876	330,497
Loss from operations	(109,060)	(99,162)	(320,404)	(266,123)
Interest income	2,887	4,498	11,282	11,889
Net loss	$(106,173)	$(94,664)	$(309,122)	$(254,234)
Net loss per share – basic and diluted	$(1.81)	$(1.63)	$(5.27)	$(4.45)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	58,803,534	58,033,386	58,661,607	57,158,492

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(106,173)	$(94,664)	$(309,122)	$(254,234)
Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale securities	(26)	279	2,635	(730)
Comprehensive loss	$(106,199)	$(94,385)	$(306,487)	$(254,964)

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	58,218,653	$58	$1,794,283	$(2,171)	$(1,104,633)	$687,537
Common stock issued under stock incentive plan and ESPP	441,168	1	6,002	—	—	6,003
Stock-based compensation expense	—	—	18,108	—	—	18,108
Other comprehensive income	—	—	—	1,687	—	1,687
Net loss	—	—	—	—	(93,078)	(93,078)
Balance at March 31, 2019	58,659,821	$59	$1,818,393	$(484)	$(1,197,711)	$620,257
Common stock issued under stock incentive plan and ESPP	89,365	$—	$2,770	$—	$—	$2,770
Stock-based compensation expense	—	—	18,547	—	—	18,547
Other comprehensive income	—	—	—	974	—	974
Net loss	—	—	—	—	(109,871)	(109,871)
Balance at June 30, 2019	58,749,186	$59	$1,839,710	$490	$(1,307,582)	$532,677
Common stock issued under stock incentive plan and ESPP	128,505	—	3,225	—	—	3,225
Stock-based compensation expense	—	—	18,588	—	—	18,588
Other comprehensive loss	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(106,173)	(106,173)
Balance at September 30, 2019	58,877,691	$59	$1,861,523	$464	$(1,413,755)	$448,291

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders' Equity (Continued)
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	48,826,153	$49	$1,174,904	$(1,389)	$(798,061)	$375,503
Issuance of common stock for follow-on offering	8,152,986	8	516,198	—	—	516,206
Common stock issued under stock incentive plan and ESPP	562,474	1	12,331	—	—	12,332
Stock-based compensation expense	—	—	14,522	—	—	14,522
Other comprehensive loss	—	—	—	(1,254)	—	(1,254)
Cumulative effect of ASC 606	—	—	—	—	39,456	39,456
Net loss	—	—	—	—	(90,825)	(90,825)
Other	—	—	(346)	—	—	(346)
Balance at March 31, 2018	57,541,613	$58	$1,717,609	$(2,643)	$(849,430)	$865,594
Common stock issued under stock incentive plan and ESPP	391,423	$—	$9,638	$—	$—	$9,638
Stock-based compensation expense	—	—	16,455	—	—	16,455
Other comprehensive income	—	—	—	245	—	245
Net loss	—	—	—	—	(68,745)	(68,745)
Other	—	—	(45)	—	—	(45)
Balance at June 30, 2018	57,933,036	$58	$1,743,657	$(2,398)	$(918,175)	$823,142
Common stock issued under stock incentive plan and ESPP	234,896	$—	$7,263	$—	$—	$7,263
Stock-based compensation expense	—	—	24,193	—	—	24,193
Other comprehensive income	—	—	—	279	—	279
Net loss	—	—	—	—	(94,664)	(94,664)
Balance at September 30, 2018	58,167,932	$58	$1,775,113	$(2,119)	$(1,012,839)	$760,213

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(309,122)	$(254,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,124	5,261
Stock-based compensation expense	55,243	55,170
Net accretion of premium and discounts on investments	(2,772)	(2,540)
Loss (gain) on disposal of property and equipment	466	(20)
Non-cash operating lease expense	6,341	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,030)	(2,631)
Collaboration receivable – related party	624	(947)
Collaboration receivable – other	(199)	(440)
Royalty receivable – related party	(366)	(641)
Inventory	(4,980)	(863)
Prepaid expenses and other current and non-current assets	(3,552)	1,711
Accounts payable	2,649	(5,830)
Accrued expenses	4,602	(8,537)
Deferred revenue – related party	(25,849)	(15,749)
Operating lease liabilities	(4,190)	—
Deferred rent	—	56
Net cash used in operating activities	(277,011)	(230,234)
Investing activities
Purchases of marketable securities	(194,822)	(755,368)
Proceeds from maturities and sales of marketable securities	476,382	500,281
Purchases of property and equipment	(5,347)	(5,933)
Net cash provided by (used in) investing activities	276,213	(261,020)
Financing activities
Payment of public offering costs, net of reimbursements	—	(391)
Proceeds from public offering of common stock, net of commissions	—	516,206
Net proceeds from stock option exercises and employee stock purchase plan	12,005	29,193
Net cash provided by financing activities	12,005	545,008
Net change in cash and cash equivalents	11,207	53,754
Cash and cash equivalents at beginning of the period	70,502	102,724
Cash and cash equivalents at end of the period	$81,709	$156,478
Supplemental disclosure of non-cash investing and financing transactions
Additions to property and equipment in accounts payable and accrued expenses	$2,089	$501
Proceeds from stock option exercises in other current assets	$—	$39
Operating lease liabilities arising from obtaining operating lease assets	$42,322	$—
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
Basis of presentation
The condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of operations, comprehensive loss and stockholders' equity for the three and nine months ended September 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of September 30, 2019, our results of operations and stockholders' equity for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and nine-month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The condensed consolidated balance sheet data as of December 31, 2018 was derived from our audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP. Accordingly, the condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the Securities and Exchange Commission, or the SEC, on February 14, 2019.
Our condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in conformity with U.S. GAAP.
Liquidity
As of September 30, 2019, we had cash, cash equivalents and marketable securities of $540.5 million. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities will be sufficient to fund current operations for at least the next twelve months from the issuance date of these financial statements.
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
The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of September 30, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$14,172	$21,444	$—	$35,616
Marketable securities:
U.S. Treasuries	—	161,071	—	161,071
Government securities	—	79,646	—	79,646
Corporate debt securities	—	218,050	—	218,050
Total cash equivalents and marketable securities	$14,172	$480,211	$—	$494,383
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently, at the end of each reporting period, valued utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2019.
There have been no changes to the valuation methods during the nine months ended September 30, 2019. We evaluate transfers between levels at the end of each reporting period. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2019. We have no financial assets or liabilities that were classified as Level 3 at any point during the nine months ended September 30, 2019.
4. Marketable Securities
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets and statements of stockholders’ equity and a component of total comprehensive loss in the condensed consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no material realized gains or losses on marketable securities for the three and nine months ended September 30, 2019 and 2018.
Marketable securities at September 30, 2019 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$160,981	$122	$(32)	$161,071
Government securities	58,093	15	(47)	58,061
Corporate debt securities	150,851	241	(36)	151,056
Non-current:
Government securities	21,594	15	(24)	21,585
Corporate debt securities	66,672	347	(25)	66,994
Total marketable securities	$458,191	$740	$(164)	$458,767
Marketable securities at December 31, 2018 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$960	$—	$(4)	$956
U.S. Treasuries	231,101	7	(228)	230,880
Government securities	75,335	—	(121)	75,214
Corporate debt securities	208,233	—	(483)	207,750
Non-current:
U.S. Treasuries	12,202	4	(125)	12,081
Government securities	70,177	10	(188)	69,999
Corporate debt securities	139,082	12	(1,055)	138,039
Total marketable securities	$737,090	$33	$(2,204)	$734,919
As of September 30, 2019 and December 31, 2018, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale.
As of September 30, 2019 and December 31, 2018, we held 68 and 242 debt securities, respectively, that were in an unrealized loss position for less than one year. The aggregate fair value of debt securities in an unrealized loss position at September 30, 2019 and December 31, 2018 was $159.8 million and $639.3 million, respectively. There were no individual securities that were in a significant unrealized loss position as of September 30, 2019 and December 31, 2018. Given our intent and ability to hold such securities until recovery, and the lack of significant change in the credit risk of these investments, we do not consider these marketable securities to be other-than-temporarily impaired as of September 30, 2019 and December 31, 2018.

5. Inventory
Inventory, which consists of commercial supply of TIBSOVO® (ivosidenib), consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$180	$—
Work-in-process	5,375	788
Finished goods	294	81
Total inventory	$5,849	$869

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
Our building leases are comprised of office and laboratory space under non-cancelable operating leases. These lease agreements have remaining lease terms of eight years and contain various clauses for renewal at our option. The renewal options were not included in the calculation of the operating lease assets and the operating lease liabilities as the renewal option is not reasonably certain of being exercised. The lease agreements do not contain residual value guarantees. Operating lease costs for the three and nine months ended September 30, 2019 were $3.8 million and $10.6 million, respectively, and cash paid for amounts included in the measurement of operating lease liabilities for the three and nine months ended September 30, 2019 were $2.2 million and $8.5 million, respectively.
We have not entered into any material short-term leases or financing leases as of September 30, 2019.
As of September 30, 2019, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter were as follows (in thousands):

Remaining 2019	$3,526
2020	14,015
2021	14,380
2022	16,773
2023	18,126
2024	18,660
Thereafter	63,891
$149,371
In arriving at the operating lease liabilities as of September 30, 2019, we applied the weighted-average incremental borrowing rate of 5.7% over a weighted-average remaining lease term of 8.4 years.
As of September 30, 2019, the following represents the difference between the remaining undiscounted minimum rental commitments under non-cancelable leases and the operating lease liabilities (in thousands):

Undiscounted minimum rental commitments	$149,371
Present value adjustment using incremental borrowing rate	(33,977)
Operating lease liabilities	$115,394

As of December 31, 2018, minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter were as follows (in thousands):

2019	$12,759
2020	13,135
2021	13,473
2022	15,552
2023	17,145
Thereafter	19,223
$91,287
7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued compensation	$13,494	$20,843
Accrued research and development costs	25,036	14,777
Accrued professional fees	5,144	5,441
Accrued other	3,076	1,086
Total accrued expenses	$46,750	$42,147

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
Total net product revenue from U.S. sales of TIBSOVO®, which is our only source of product revenue, was $17.4 million and $40.3 million for the three and nine months ended September 30, 2019, respectively, and $4.5 million for the three and nine months ended September 30, 2018. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2019 (in thousands):

	Contractual Adjustments	Government Rebates	Returns	Total
Balance at December 31, 2018	$592	$325	$334	$1,251
Current provisions relating to sales in the current year	5,596	1,402	1,003	8,001
Adjustments relating to prior years	8	(48)	—	(40)
Payments/returns relating to sales in the current year	(4,583)	(714)	—	(5,297)
Payments/returns relating to sales in the prior years	(598)	(261)	—	(859)
Balance at September 30, 2019	$1,015	$704	$1,337	$3,056
Total revenue-related reserves above, included in our condensed consolidated balance sheets, are summarized as follows (in thousands):

	September 30, 2019	December 31, 2018
Reduction of accounts receivable	$549	$326
Component of accrued expenses	2,507	925
Total revenue-related reserves	$3,056	$1,251
The following table presents changes in our contract assets during the nine months ended September 30, 2019 (in thousands):

	December 31, 2018	Additions	Deductions	September 30, 2019
Contract assets (1)
Accounts receivable, net	$5,076	$48,219	$(46,189)	$7,106
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
•In May 2016, we entered into a master research and collaboration agreement with Celgene, or the 2016 Agreement, focused on metabolic immuno-oncology, or MIO. The initial four-year research term of the 2016 Agreement may be extended for up to two, or in specified cases, up to four additional one-year terms by paying a $40.0 million per year extension fee. Celgene has designated AG-270, our methionine adenosyltransferase 2a, or MAT2A, inhibitor, as a development candidate under the 2016 Agreement, and has the option, upon payment of an option exercise fee of at least $30.0 million, to participate in a worldwide 50/50 cost and profit share with us for AG-270, under which we are eligible for up to $168.8 million in potential milestone payments for the program, comprised of: (i) a $20.0 million milestone-based payment upon achievement of a specified clinical development event and (ii) up to $148.8 million in milestone-based payments upon achievement of specified regulatory milestone events. We are also eligible to receive designation, option exercise and milestone and royalty payments for other programs that may be designated for further development under the 2016 Agreement.

Collaboration revenue
During the three and nine months ended September 30, 2019 and 2018, we recognized the following collaboration revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Services performed that were considered performance obligations as of the modification dates
Licenses	$—	$—	$—	$15,000
On-going research and development services	4,695	7,504	29,915	23,698
Services performed that were not considered performance obligations as of the modification dates
Development activities	—	312	—	902
Commercialization activities	821	916	2,499	2,878
Total collaboration revenue - related party	$5,516	$8,732	$32,414	$42,478
The following table presents changes in our contract assets and liabilities during the nine months ended September 30, 2019 (in thousands):

	December 31, 2018	Additions	Deductions	September 30, 2019
Contract assets (1)
Collaboration receivable – related party	$2,462	$6,568	$(7,192)	$1,838
Royalty receivable – related party	2,234	7,569	(7,203)	2,600
Contract liabilities (2)
Deferred revenue – related party, current and net of current portions	92,519	5,000	(30,849)	66,670
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
During the three and nine months ended September 30, 2019 and 2018, we recognized the following as revenue due to changes in the contract liability balances (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amounts included in the contract liability at the beginning of the period	$4,404	$7,555	$28,823	$23,472
Performance obligations satisfied in previous periods	—	219	—	762
As of September 30, 2019, the aggregate amount of the transaction price allocated to performance obligations that are partially unsatisfied was $70.8 million. This amount is expected to be recognized as performance obligations are satisfied through March 2023.
Royalty revenue
As the underlying performance obligation, or delivery of the enasidenib license, had been satisfied as of June 2014, royalty revenue is recognized as the related sales occur. During the three and nine months ended September 30, 2019 and 2018, we recognized the following as royalty revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Royalty revenue – related party	$2,666	$2,001	$7,569	$4,991
Milestone revenue
During the three months ended June 30, 2018, Celgene submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for IDHIFA® for isocitrate dehydrogenase 2, or IDH2, mutant-positive relapsed or refractory, or R/R, acute myeloid leukemia, or AML. As a result of the filing, we recognized a $15.0 million milestone payment as collaboration revenue - related party. No other milestones were achieved during the three and nine months ended September 30, 2019 or 2018. The next potential milestone expected to be achieved under our Collaboration Agreements is the first regulatory approval in any of China, Japan or a major European country, which would result in a milestone payment of $35.0 million under the 2010 Agreement.
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
Collaboration revenue
During the three and nine months ended September 30, 2019 and 2018, we recognized the following collaboration revenue -other (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Services performed that were considered performance obligations as of the inception date
License and other services	$(103)	$—	$(103)	$12,440
Services performed that were not considered performance obligations as of the inception date
Other Services	523	—	2,305	—
Total collaboration revenue - other	$420	$—	$2,202	$12,440

The following table presents changes in our contract assets during the nine months ended September 30, 2019 (in thousands):

	December 31, 2018	Additions	Deductions	September 30, 2019
Contract assets (1)
Collaboration receivable - other	$670	$2,651	$(2,452)	$869
(1) Additions to contract assets relate to amounts receivable from CStone. Deductions to contract assets relate to collection of receivables during the reporting period.
As of September 30, 2019, the aggregate amount of the transaction price allocated to performance obligations that are partially unsatisfied was $0.5 million.
Royalty revenue
The license was determined to be the predominant item to which sales-based royalties and sales-based milestones relate. As the license was delivered in June 2018, we will recognize royalty revenue when the related sales occur. To date, no royalties have been received under the CStone Agreement.
Milestone revenue
No milestones were earned during the three and nine months ended September 30, 2019 and 2018. The next potential milestone expected to be achieved under the CStone Agreement is the dosing of the first patient in a local study in a hematological indication in mainland China. Achievement of this event will result in a milestone payment of $5.0 million.

10. Share-Based Payments
2013 Stock Incentive Plan
In June 2013, our Board of Directors adopted and, in July 2013 our stockholders approved, the 2013 Stock Incentive Plan, or the 2013 Plan. The 2013 Plan became effective upon the closing of our initial public offering and provides for the grant of stock options and other stock-based awards. Following the adoption of the 2013 Plan, we granted no further stock options or other stock-based awards under the 2007 Stock Incentive Plan, or the 2007 Plan. Any stock options or stock-based awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remained outstanding and effective. As of September 30, 2019, the total number of shares reserved under the 2007 Plan and the 2013 Plan was 9,392,668, and we had 2,248,177 shares available for future issuance under the 2013 Plan.
Stock options
The following table presents stock option activity for the nine months ended September 30, 2019:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2018	5,416,069	$60.10
Granted	1,577,686	55.85
Exercised	(253,323)	34.51
Forfeited/Expired	(554,497)	67.59
Outstanding at September 30, 2019	6,185,935	$59.39
Exercisable at September 30, 2019	3,441,309	$58.90
Vested and expected to vest at September 30, 2019	6,185,935	$59.39
At September 30, 2019, there was approximately $102.3 million of total unrecognized compensation expense related to unvested stock option awards, which we expect to recognize over a weighted-average period of approximately 2.7 years.
Restricted stock units
The following table presents restricted stock unit, or RSU, activity for the nine months ended September 30, 2019:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2018	532,144	$75.45
Granted	437,227	57.25
Vested	(160,703)	69.52
Forfeited	(75,568)	71.79
Unvested shares at September 30, 2019	733,100	$66.28
As of September 30, 2019, there was approximately $32.1 million of total unrecognized compensation expense related to RSUs, which we expect to recognize over a weighted-average period of approximately 1.8 years.
Performance-based stock units
The following table presents performance-based stock unit, or PSU, activity for the nine months ended September 30, 2019:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2018	169,031	$52.67
Granted	180,761	58.64
Vested	(167,031)	52.36
Unvested shares at September 30, 2019	182,761	$58.87
Stock-based compensation expense associated with these PSUs is recognized if the underlying performance condition is considered probable of achievement using our management’s best estimates.
As of September 30, 2019, there was approximately $2.0 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered probable of achievement, which we expect to recognize over a weighted-average period of 0.6 years, and $7.2 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered not probable of achievement.
Market-based stock units
The following table presents market-based stock unit, or MSU, activity for the nine months ended September 30, 2019:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2018	—	$—
Granted	42,695	41.50
Unvested shares at September 30, 2019	42,695	$41.50
The fair value of MSUs are estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the market condition. As of September 30, 2019, there was approximately $1.1 million of total unrecognized compensation expense related to MSUs, which we expect to recognize over the remaining derived service period of 1.0 year.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. We issued 77,981 and 53,255 shares of common stock during the nine months ended September 30, 2019 and 2018, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 327,272 shares of our common stock. As of September 30, 2019, we had 82,555 shares of common stock available for future issuance under the 2013 ESPP.
Stock-based compensation expense
Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	$11,552	$12,953	$37,065	$38,736
Restricted stock units	4,917	3,338	14,708	7,940
Employee stock purchase plan	350	246	1,070	838
Other stock awards	1,769	7,656	2,400	7,656
Total stock-based compensation expense	$18,588	$24,193	$55,243	$55,170
Expenses related to stock options and stock-based awards were allocated as follows in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development expense	$9,860	$13,399	$29,969	$31,706
Selling, general and administrative expense	8,728	10,794	25,274	23,464
Total stock-based compensation expense	$18,588	$24,193	$55,243	$55,170

11. Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net loss per share calculation, stock options, RSUs, PSUs and MSUs for which the performance and market vesting conditions, respectively, have been met, and 2013 ESPP shares are considered to be common stock equivalents, while PSUs and MSUs with performance and market vesting conditions, respectively, that were not met as of September 30, 2019 are not considered to be common stock equivalents.

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
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2019	2018
Stock options	6,185,935	5,485,314
Restricted stock units	733,100	453,736
Other stock units	—	167,031
Employee stock purchase plan	13,754	5,332
Total common stock equivalents	6,932,789	6,111,413

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Information
The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018, and related notes included in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 14, 2019. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management, and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, selling, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A. and elsewhere in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2018. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.
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
Oncology
We are developing ivosidenib for the treatment of IDH1 mutant-positive cancers. Ivosidenib is an orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapy for the treatment of patients with cancers that harbor IDH1 mutations, including those with AML or cholangiocarcinoma. We hold worldwide development and commercial rights to ivosidenib and have licensed certain development and commercialization rights to ivosidenib to CStone in the CStone Territory. We will fund the future development and commercialization costs related to this program with the exception of development and commercialization activities of CStone under the CStone Agreement. In July 2018, the FDA granted us approval of TIBSOVO® for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation as detected by an FDA-approved test. In December 2018, we submitted an MAA to the EMA for TIBSOVO® for the treatment of adult patients with R/R AML. In May 2019, the FDA approved our supplemental new drug application, or sNDA, to update the U.S. Prescribing Information for TIBSOVO® to include patients with newly diagnosed AML with a susceptible IDH1 mutation as detected by an FDA-approved test who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy. The FDA granted us orphan drug designation for ivosidenib for the treatment of cholangiocarcinoma, and granted Breakthrough Therapy designation for ivosidenib in combination with azacitidine for the treatment of newly diagnosed AML with an IDH1 mutation in adult patients who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy.
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

We are developing vorasidenib for the treatment of IDH mutant-positive low grade glioma. Vorasidenib is an orally available, selective, brain-penetrant, pan-IDH mutant inhibitor.
We are developing AG-270 for the treatment of cancers carrying a methylthioadenosine phosphorylase, or MTAP, deletion, which is present in approximately 15% of all cancers. AG-270 is an orally available selective potent inhibitor of MAT2A. Celgene has designated AG-270 as a development candidate under the 2016 Agreement, and has the option to participate in a worldwide 50/50 cost and profit share with us for the program, under which we are eligible for clinical and regulatory milestone payments. In October 2019, we submitted the option exercise package to Celgene and Celgene has up to 150 days to exercise the option.
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
Financial Operations Overview
General
Since inception, our operations have primarily focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials. Beginning in 2018, we also began to increase our commercial activities in connection with the FDA approval of TIBSOVO® and we intend to continue to build out our commercial capabilities to support potential approvals of our other product candidates. To date, we have financed our operations primarily through funding received from our various collaboration agreements, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings.
Additionally, since inception, we have incurred significant operating losses. Our net losses were $309.1 million and $254.2 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $1.4 billion. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from year to year. We anticipate incurring significant expenses as we continue to advance and expand clinical development activities for our lead programs: ivosidenib, vorasidenib, mitapivat,

AG-270, and AG-636; continue to discover and validate novel targets and drug product candidates; expand and protect our intellectual property portfolio; and hire additional commercial, development and scientific personnel.
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
Research and development expenses
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to be significant for the foreseeable future as our product candidate development programs progress. However, the successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development and commercialize these product candidates.
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
•INDIGO, a registration-enabling phase 3 clinical trial of vorasidenib in low-grade (grade 2) glioma with an IDH1 or IDH2 mutation that we expect to initiate by the end of 2019.
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
AG-270

•A phase 1 trial in multiple tumor types carrying an MTAP deletion. The first part of the trial is a single agent dose-escalation phase in which cohorts of patients receive ascending doses of AG-270 to determine the pharmacokinetics, pharmacodynamics, and optimal dose and schedule; this phase is complete. The next phase of development, which was initiated in September 2019, will evaluate AG-270 in combination with taxanes in two areas of high unmet need. One arm of the study will test AG-270 in combination with docetaxel in MTAP-deleted non-small cell lung cancer and another arm will test AG-270 in combination with nab-paclitaxel and gemcitabine in MTAP-deleted pancreatic ductal adenocarcinoma.
AG-636
•A phase 1 clinical trial of AG-636 in subjects with advanced lymphoma.
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
We anticipate that our selling, general and administrative expenses will continue to be significant in the future to support continued research and development, and commercialization activities, including activities related to the commercialization of TIBSOVO®, the potential commercialization of our product candidates, and the continued build-out of a limited commercial infrastructure in the European Union, or EU. These expenses will likely include costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses.
Results of Operations
Comparison of the three and nine months ended September 30, 2019 and 2018
The following table summarizes our results of operations for the three and nine months ended September 30, 2019 and 2018 ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Product revenue, net	$17,422	$4,465	$12,957	290%	$40,287	$4,465	$35,822	802%
Collaboration revenue – related party	5,516	8,732	(3,216)	(37)%	32,414	42,478	(10,064)	(24)%
Collaboration revenue – other	420	—	420	N/A	2,202	12,440	(10,238)	(82)%
Royalty revenue – related party	2,666	2,001	665	33%	7,569	4,991	2,578	52%
Total revenue	26,024	15,198	10,826	71%	82,472	64,374	18,098	28%
Cost and expenses:
Cost of sales	393	695	(302)	(43)%	1,030	695	335	48%
Research and development	101,672	82,561	19,111	23%	304,646	247,515	57,131	23%
Selling, general and administrative	33,019	31,104	1,915	6%	97,200	82,287	14,913	18%
Loss from operations	(109,060)	(99,162)	(9,898)	10%	(320,404)	(266,123)	(54,281)	20%
Interest and other income, net	2,887	4,498	(1,611)	(36)%	11,282	11,889	(607)	(5)%
Net loss	$(106,173)	$(94,664)	$(11,509)	12%	$(309,122)	$(254,234)	$(54,888)	22%
Product Revenue. The increase in product revenue, net for the three and nine months ended September 30, 2019 is primarily the result of increased sales volume of our first commercial product, TIBSOVO®, which was approved for sale in the U.S. on July 20, 2018.
Collaboration Revenue. The decrease in collaboration revenue - related party for the three months ended September 30, 2019 is primarily due to fully recognizing deferred revenue in prior quarters upon satisfying certain of our research and development obligations under the Collaboration Agreements with Celgene. The decrease in collaboration revenue - related party for the nine months ended September 30, 2019 is primarily related to the recognition of a $15.0 million milestone payment in 2018, offset by deferred revenue recognized in 2019 upon satisfaction of certain of our research and development obligations under our Collaboration Agreements with Celgene.

Collaboration revenue - other consists of revenue generated under the CStone Agreement. The decrease is collaboration revenue - other for the nine months ended September 30, 2019 is primarily due to revenue recognized in June 2018 relating to the delivery of the license to CStone. Revenue recognized for the three and nine months ended September 30, 2019 consists of revenue recognized upon satisfaction of other services under the CStone Agreement.
Royalty Revenue. In addition to product revenue and collaboration revenue, we recognized royalty revenue on Celgene's net sales of IDHIFA® under the 2010 Agreement.
Cost of Sales. Cost of sales for the three and nine months ended September 30, 2019 relate to manufacturing costs associated with TIBSOVO® sales. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the TIBSOVO® costs were expensed prior to July 20, 2018 as research and development expenses.
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
Our allocated research and development expenses, by major program, are outlined in the table below ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Ivosidenib (IDH1m inhibitor)	$34,247	$29,240	$5,007	17%	$105,686	$94,463	$11,223	12%
Enasidenib (IDH2m inhibitor)	1,418	1,687	(269)	(16)%	4,384	7,334	(2,950)	(40)%
Vorasidenib (Brain-penetrant IDHm inhibitor)	10,417	3,184	7,233	227%	24,878	10,662	14,216	133%
Mitapivat (PKR activator)	20,996	16,089	4,907	30%	61,189	43,808	17,381	40%
AG-270 (MAT2A inhibitor)	5,269	4,798	471	10%	17,303	16,734	569	3%
AG-636 (DHODH inhibitor)	3,618	3,610	8	—%	13,256	9,668	3,588	37%
Other research and platform programs	25,707	23,953	1,754	7%	77,950	64,846	13,104	20%
Total research and development expenses, net	$101,672	$82,561	$19,111	23%	$304,646	$247,515	$57,131	23%
The changes in research and development expense depicted in the table above were primarily attributable to the following:
•Ivosidenib costs for the three and nine months ended September 30, 2019 increased primarily as a result of increased clinical costs related to the initiation of the HO150/AMLSG29 trial, which was initiated in the first quarter of 2019, and continued patient enrollment in our AGILE study.
•Vorasidenib costs for the three and nine months ended September 30, 2019 increased due to start-up costs related to our planned INDIGO study, which is expected to initiate by the end of 2019.
•Mitapivat costs for the three and nine months ended September 30, 2019 increased as a result of continuing patient enrollment in the ACTIVATE-T trial, which we initiated in April 2018, the ACTIVATE trial, which we initiated in June 2018, and the phase 2 study of mitapivat in thalassemia, which we initiated in December 2018.
•AG-636 costs for the nine months ended September 30, 2019 increased primarily as a result of a $2.0 million milestone due to Aurigene upon first patient dosing within the phase 1 lymphoma study.
•The increase in the costs of other research and platform programs for the nine months ended September 30, 2019 include activities related to exploratory efforts, target validation and lead optimization for our discovery and follow-on programs, and our proprietary metabolomics platform.
Selling, General and Administrative Expense. Selling, general and administrative expense increased during the three and nine months ended September 30, 2019 primarily due to commercial costs for TIBSOVO®, including costs related to the sNDA, and personnel costs, including stock-based compensation expense, related to our workforce.
Interest Income. The change in interest income is primarily attributable to the change in our outstanding marketable securities and changes in interest rates earned on our marketable securities.

Liquidity and Capital Resources
Sources of liquidity
Since our inception, and through September 30, 2019, we have funded our operations through commercial sales of TIBSOVO®, upfront, milestone, extension, cost reimbursement and royalty payments related to our collaboration agreements, proceeds received from our issuance of preferred stock, our initial public offering and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings.
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
Cash flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(277,011)	$(230,234)
Net cash provided by (used in) investing activities	276,213	(261,020)
Net cash provided by financing activities	12,005	545,008
Net change in cash and cash equivalents	$11,207	$53,754
Net cash used in operating activities. During the nine months ended September 30, 2019, we received $41.3 million from sales of TIBSOVO® and $14.3 million in cost reimbursements and royalty payments under our Collaboration Agreements with Celgene. These amounts were offset by increased operating expenses that relate to increases in clinical study costs due to advancements in our most advanced product candidates, commercialization efforts, expanded facilities and increased staffing needs due to our expanding operations.
During the nine months ended September 30, 2018, we received $14.8 million and $12.0 million in cost reimbursements related to our Collaboration Agreements with Celgene and the CStone Agreement, respectively. These amount was offset by increased operating expenses which relate to increases in clinical study costs due to advancements in our most advanced product candidates, commercialization efforts, expanded facilities and increased staffing needs due to our expanding operations.
Net cash provided by (used in) investing activities. Cash provided by investing activities for the nine months ended September 30, 2019 was primarily the result of higher proceeds from maturities and sales of marketable securities than purchases of marketable securities, offset by $5.3 million in purchases of property and equipment. Cash used in investing activities for the nine months ended September 30, 2018 was primarily the result of higher purchases of marketable securities than proceeds from maturities and sales of marketable securities, and $5.9 million in purchases of property and equipment.
Net cash provided by financing activities. Cash provided by financing activities for the nine months ended September 30, 2019 was primarily the result of the $12.0 million of proceeds received from stock option exercises and purchases made pursuant to our 2013 ESPP. Cash provided by financing activities for the nine months ended September 30, 2018 was primarily the result of the $516.2 million net proceeds received from our January 2018 follow-on public offering, after underwriting discounts and commissions, as well as proceeds received from stock option exercises and purchases made pursuant to our 2013 ESPP.
Funding requirements
We expect to incur significant expenses in connection with our ongoing activities, particularly as we continue to commercialize TIBSOVO®, and continue the research, development and clinical trials of, and seek additional marketing approvals for, our product candidates. If we obtain additional marketing approval for any of our other product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of Celgene or other collaborators. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.
We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2019 together with anticipated product and royalty revenue, anticipated interest income and anticipated expense reimbursements under our collaboration agreements, but excluding any additional program-specific milestone payments, will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2020. Our future capital requirements will depend on many factors, including:
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
During the nine months ended September 30, 2019, except for the minimum rental commitments disclosed in Note 6, Leases, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of September 30, 2019 and December 31, 2018, we had cash, cash equivalents and marketable securities of $540.5 million and $805.4 million, respectively, consisting primarily of investments in certificates of deposit, U.S. Treasuries, government securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point change in interest rates would have a material effect on the fair market value of our investment portfolio.

We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs located in Asia and Europe that are denominated in foreign currencies, and we are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2019 and December 31, 2018, we had minimal or no liabilities denominated in foreign currencies.
Item 4.  Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2019, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Since inception, we have incurred significant operating losses. Our net losses were $346.0 million, $314.7 million and $198.5 million for the years ended December 31, 2018, 2017, and 2016, respectively, and $309.1 million for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $1.4 billion. To date, we have generated only modest revenue from sales of TIBSOVO® and royalties on sales of IDHIFA®. The FDA approved IDHIFA® for the treatment of adult patients with R/R AML and an IDH2 mutation, and approved TIBSOVO® for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation and the treatment of adult patients with newly diagnosed AML with a susceptible IDH1 mutation who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy.. We have not obtained marketing approval for any of our other product candidates, which are in preclinical or clinical development stages. We have financed our operations primarily through private placements of our preferred stock, our initial public offering and the concurrent private placement, our follow-on public offerings and our collaboration agreements with Celgene focused on cancer metabolism and metabolic immuno-oncology. We have devoted substantially all of our efforts to research and development. Although we may from time to time report profitable results, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that we will incur significant expenses if and as we:
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
We expect to incur significant expenses as we continue to advance our ongoing activities, particularly as we continue the research and development of, initiate and continue clinical trials of, seek marketing approvals for, and potentially commercialize our product candidates, to the extent that such expenses are not the responsibility of Celgene or other collaborators. For example, we have incurred and expect to continue to incur expenses related to the commercialization of TIBSOVO®, and expect to incur expenses in connection with the buildout of a limited commercial infrastructure in the EU. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.
We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2019, together with anticipated product and royalty revenue, anticipated interest income and anticipated expense reimbursements under our collaboration agreements, but excluding any additional program-specific milestone payments, will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2020. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:
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
The failure to maintain the CStone Agreement or the failure of CStone to perform its obligations under the CStone Agreement, could negatively impact our business prospects in the CStone Territory.
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
We have invested a significant portion of our efforts and financial resources in the identification of our products and most advanced programs, which are TIBSOVO® (ivosidenib), IDHIFA® (enasidenib), and vorasidenib for the treatment of hematological and solid tumors, mitapivat for the treatment of PK deficiency, AG-270 for the treatment of MTAP deleted cancers, and AG-636 for the treatment of advanced lymphoma. The FDA approved IDHIFA® and TIBSOVO® for the treatment of adult patients with R/R AML with an IDH2 or IDH1 mutation, respectively. In June 2018, Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive R/R AML. In December 2018, we submitted an MAA to the EMA for TIBSOVO® for the treatment of adult patients with IDH1 mutant-positive R/R AML. We plan to submit an sNDA for TIBSOVO® for second line or later IDH1 mutant-positive cholangiocarcinoma to the FDA by the end of 2019. Other than TIBSOVO®, IDHIFA®, vorasidenib, mitapivat, AG-270 and AG-636, we have not commenced clinical trials for any of our other product candidates. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of our product candidates.
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
In addition, other companies are conducting clinical trials, or may in the future conduct clinical trials, which may have similar eligibility criteria as our current or future clinical trials. For example, Daiichi Sankyo Company, Ltd., with DS-1001b, Bayer AG, or Bayer, with BAY1436032, and Forma Therapeutics Holdings, LLC, or Forma, with FT-2102, are conducting clinical trials that are targeted specifically towards patients with IDH1 mutant positive-cancers and/or include IDH mutant positive populations; companies such as ASLAN Pharmaceuticals Limited, or ASLAN, Bayer, Clear Creek Bio and PTC Therapeutics, Inc., or PTC, are clinically evaluating DHODH inhibitors for the treatment of hematologic malignancies; Rocket Pharma LTD is in the preclinical stages of development for a gene therapy targeting PK deficiency; Forma is developing a PKR activator for the treatment of hemolytic anemias; and IDEAYA Biosciences, Inc., or IDEAYA, is developing a MAT2A inhibitor for the treatment of MTAP-deleted cancers. As these companies and others initiate and conduct clinical trials, they may compete for eligible patients with our clinical trials of our product candidates. Competition for these patients may make it particularly difficult for us to enroll enough patients to complete our clinical trials for our product candidates in a timely and cost-effective manner.
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
There are also a number of product candidates in preclinical or clinical development by third parties to treat cancer and RGDs by targeting similar mechanisms of action as our product candidates. These companies include large pharmaceutical companies, such as AstraZeneca plc, Bayer, Daiichi Sankyo, Eli Lilly and Company, Roche and its subsidiary Genentech, Inc., GlaxoSmithKline plc, Merck, and Pfizer, as well as biotechnology companies of various sizes, such as Forma, ASLAN, Clear Creek Bio, IDEAYA, PTC and Rocket Pharma. In addition, there are several companies developing immunotherapies, including metabolic immunotherapies, targeting cancer, including AstraZeneca; BeiGene, Ltd.; Bristol-Myers Squibb Company; GlaxoSmithKline; Genentech; and Merck. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
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
Our internal computer systems, or those of any third parties with which we contract, may fail or suffer security breaches, which could result in a material disruption of our product development programs.
Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from computer viruses, worms and other destructive or disruptive software, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber attacks by malicious third parties. Cyber incidents are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber incidents could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber incidents also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company, including personal information of our employees.
System failures, accidents, cyber attacks or security breaches could cause interruptions in our operations, and could result in a material disruption of our clinical and commercialization activities and business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from completed or future trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and our product research, development and commercialization efforts could be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.
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
The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to EU General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to: processing health and other sensitive data; obtaining consent of individuals to whom the personal health data relates; providing information to individuals regarding data processing activities; implementing safeguards to protect the security and confidentiality of personal data; providing notification of data breaches; and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.
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
Similar privacy and data security requirements are either in place or underway in the United States. There are a broad variety of data protection laws that may be applicable to our activities, and a range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, which goes into effect in 2020, is creating similar risks and obligations as those created by GDPR. Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with current and any future federal and state laws regarding privacy and security of personal information could expose us to fines and penalties. We also face a threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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
We also face the risk that Celgene could determine to reprioritize its commercial or development programs and reduce or terminate its efforts on the development or commercialization of IDHIFA®. For example, on January 3, 2019, Bristol-Myers Squibb, or BMS, and Celgene announced that they have entered into a definitive merger agreement pursuant to which BMS will acquire Celgene in a transaction that is expected to close in the fourth quarter of 2019, subject to shareholder approval and the satisfaction of customary closing conditions and regulatory approvals. Celgene’s merger with BMS could divert the attention of Celgene’s management and adversely affect Celgene’s ability to retain and motivate key personnel who are important to the continued development of the programs under our agreements with Celgene. In addition, if the transaction is completed as planned, thereafter BMS could determine to reprioritize Celgene’s development programs such that it ceases to diligently pursue the development of our programs, and/or cause the agreements between Celgene and us to terminate.
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
As of September 30, 2019, our executive officers, directors and a small group of stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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

AGIOS PHARMACEUTICALS, INC.

October 31, 2019	By:	/s/ Jacqualyn A. Fouse
Jacqualyn A. Fouse, Ph.D. Chief Executive Officer (principal executive officer)

October 31, 2019	By:	/s/ Andrew Hirsch
Andrew Hirsch Chief Financial Officer and Head of Corporate Development (principal financial officer)