Form 10-K
period 2019-12-31
AGIOS PHARMACEUTICALS, INC.
filed 2020-02-19
CIK 1439222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number:
001-36014
AGIOS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0662915
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
88 Sidney Street, Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(617) 649-8600
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading symbol(s)	Name of Exchange on Which Registered
Common Stock, Par Value $0.001 per share	AGIO	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐         No   ☑
The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 28, 2019 (based on the last reported sale price on the Nasdaq Global Select Market as of such date) was $2,563,418,196.
As of February 13, 2020, there were 68,513,573 shares of Common Stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

PART I
References to Agios
Throughout this Annual Report on Form 10-K, “we,” “us,” and “our,” and similar expressions, except where the context requires otherwise, refer to Agios Pharmaceuticals, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of Agios Pharmaceuticals, Inc.
Cautionary Note Regarding Forward-looking Information
This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “predict,” “project,” “strategy,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” "vision" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements regarding:
•the initiation, timing, progress and results of current and future preclinical studies and clinical trials, and our research and development programs;
•the potential of isocitrate dehydrogenase 1 and 2, or IDH1 and IDH2, respectively, mutations, pyruvate kinase-R, or PKR, methionine adenosyltransferase 2a, or MAT2A, and dihydroorotate dehydrogenase, or DHODH, as therapeutic targets;
•the potential benefits of our product and product candidates targeting IDH1 or IDH2 mutations, pyruvate kinase-R, MAT2A or DHODH, including TIBSOVO® (ivosidenib), IDHIFA® (enasidenib), vorasidenib, mitapivat, AG-270 and AG-636;
•our plans to develop and commercialize our product candidates, including our ability to successfully commercialize TIBSOVO® and successfully commercialize IDHIFA® with our partner Celgene Corporation, or Celgene, a wholly-owned subsidiary of Bristol-Myers Squibb Company, or BMS;
•our collaborations with Celgene and CStone Pharmaceuticals, or CStone;
•our ability to establish and maintain additional collaborations or obtain additional funding;
•the timing or likelihood of regulatory filings and approvals, including:
◦the Marketing Authorization Application, or MAA, that we submitted in December 2018 to the European Medicines Agency, or EMA, for TIBSOVO® for the treatment of adult patients with relapsed or refractory acute myeloid leukemia, or R/R AML, with an IDH1 mutation;
◦the supplemental new drug application, or sNDA, for TIBSOVO® for previously treated IDH1 mutant-positive cholangiocarcinoma that we expect to submit to the U.S. Food and Drug Administration, or FDA, by the end of 2020;
•our strategic vision for 2025;
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
Item 1. Business
We are a biopharmaceutical company committed to the fundamental transformation of patients’ lives through scientific leadership in the field of cellular metabolism and adjacent areas of biology, with the goal of creating differentiated, small molecule medicines for patients in the areas of hematologic malignancies, solid tumors and rare genetic diseases, or RGDs. To address these focus areas, we take a systems biology approach to deeply understand disease states, drive the discovery and validation of novel therapeutic targets, and define patient selection strategies, thereby increasing the probability that our experimental medicines will have the desired therapeutic effect.
Our wholly-owned product, TIBSOVO® (ivosidenib) is an oral targeted inhibitor of the mutated isocitrate dehydrogenase 1, or IDH1 enzyme. TIBSOVO® is the first and only U.S. Food and Drug Administration, or FDA-approved therapy for the treatment of adult patients with (i) relapsed or refractory acute myeloid leukemia, or R/R AML, with a susceptible IDH1 mutation as detected by an FDA-approved test (approved by the FDA in July 2018) and (ii) newly diagnosed AML with a susceptible IDH1 mutation as detected by an FDA-approved test who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy (approved by the FDA in May 2019). In December 2018, we submitted an Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for TIBSOVO® for the treatment of adult patients with R/R AML with an IDH1 mutation. In addition, we are currently evaluating ivosidenib in the clinical trials described below.
Our other marketed product is IDHIFA® (enasidenib), an oral targeted inhibitor of the mutated isocitrate dehydrogenase 2, or IDH2 enzyme and the first and only FDA-approved therapy for patients with R/R AML and an IDH2 mutation. In August 2017, the FDA granted our collaboration partner Celgene approval of IDHIFA® for the treatment of adult patients with R/R AML and an IDH2, mutation as detected by an FDA-approved test. We are eligible to receive royalties at tiered low-double digit to mid-teen percentage rates on any net sales of IDHIFA® and have exercised our rights to provide up to one-third of the field-based commercialization efforts in the United States. In June 2018, Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML which it subsequently withdrew in December 2019. In addition, we and Celgene are currently evaluating enasidenib in the clinical trials described below.
Our pre-commercial clinical cancer product candidates are vorasidenib, AG-270, and AG-636.
Vorasidenib is an orally available, selective brain-penetrant pan-IDH mutant inhibitor. We are developing vorasidenib for the treatment of IDH mutant-positive low grade glioma and are currently evaluating vorasidenib in the clinical trials described below.
AG-270 is an orally available selective potent inhibitor of methionine adenosyltransferase 2a, or MAT2A. We are currently evaluating AG-270 in a phase 1 dose-escalation and expansion trial in multiple tumor types carrying a methylthioadenosine phosphorylase, or MTAP, deletion, described below.
AG-636 is an inhibitor of the metabolic enzyme dihydroorotate dehydrogenase, or DHODH. We are currently evaluating AG-636 in the phase 1 dose-escalation trial in lymphoma described below.
The lead product candidate in our RGD portfolio, mitapivat, is an activator of both wild-type and mutant pyruvate kinase-R for the potential treatment of hemolytic anemias. We are currently evaluating mitapivat for the treatment of pyruvate kinase, or PK, deficiency, thalassemia and sickle cell disease, or SCD, in the clinical trials described below.
In addition to the aforementioned development programs, we are seeking to advance a number of early-stage discovery programs in our focus areas of malignant hematology, solid tumors and RGDs based on our scientific leadership in the field of cellular metabolism and adjacent areas of biology.
Our approach to drug discovery involves collaboration across our core capabilities in bioinformatics, functional genomics, proteomics and metabolomics. We leverage these capabilities to identify under-researched targets, validate these targets using genetic and chemical approaches, and advance them rapidly into and through drug discovery. We believe that we have established state-of-the-art capabilities to study and drug metabolic targets including our ability to measure the activities of numerous metabolites in cells or tissues in a high throughput fashion, and measure metabolic fluxes. This refers to the analysis of how metabolites, which are intermediates or small molecule products of metabolism, accumulate or diminish as they are created or chemically altered by multiple networks of metabolic enzymes. Through our historic efforts to drug metabolic enzymes we have established strong capabilities in the enzymology and structural biology of metabolic enzymes, facilitating our drug discovery efforts.

We focus on the identification, validation, and drugging of targets with compelling patient selection biomarkers and robust pharmacodynamic readouts, thus increasing the potential for establishing proof of concept early in clinical development, along with the potential for accelerated approval.
Our Strategy and Long Term Goals
We aim to build a sustainable, multi-product company, based on our expertise in cellular metabolism and adjacent biology that creates differentiated, small molecule medicines for patients in the areas of malignant hematology, solid tumors and RGDs. Key elements of our strategy include:
•Building a preeminent independent biopharmaceutical company by aggressively pursuing the discovery, development and commercialization of novel medicines to transform the lives of patients with hematological malignancies, solid tumors and RGDs.
•Maintaining our focus on bio-marker driven drug discovery and development for defined patient subsets with high unmet need.
•Collaborating closely with the FDA and other regulatory bodies to aggressively pursue early registration potential for our product candidates.
As part of our long term strategy, we have developed and articulated a strategic vision that delineates our view for growth over the next six years, which we call “Agios 2025.” Under this plan, by the end of 2025, our goal is to have four marketed medicines discovered and developed by us, with regulatory approvals in at least eight indications spanning hematologic malignancies, solid tumors and RGDs; to have at least six molecules in clinical development fueled by our internal research discovery engine; and to become cash flow positive.
Our Guiding Principles
We are driven by a disciplined focus on developing medicines that transform the lives of patients with hematological malignancies, solid tumors and RGDs. We maintain a culture of high integrity that embraces the following guiding principles, which we believe will provide long-term benefits for all our stakeholders:
•Follow the science and do what is right for patients.
•Maintain a culture of incisive decision-making driven by deep scientific interrogation and respectful irreverence.
•Foster a collaborative spirit that includes all employees regardless of function or level.
•Leverage deep strategic relationships with our academic and commercial partners to improve the quality of our discovery and development efforts.
Cellular Metabolism
Cellular metabolism refers to the set of life-sustaining chemical transformations within the cells of living organisms. The conversion of nutrients into energy via enzyme-catalyzed reactions allows organisms to grow and reproduce, maintain their structures, and respond to their environments. Additionally, metabolites serve as key regulators of diverse aspects of cellular biology, and pharmacologic targeting of metabolism can therefore have disease-modifying effects in a wide variety of pathologies. The chemical reactions of metabolism are organized into metabolic pathways, in which one chemical is transformed through a series of steps into another chemical, by a sequence of enzymes. Enzymes catalyze quick and efficient reactions, serve as key regulators of metabolic pathways, and respond to changes in the cell’s environment or signals from other cells. We believe our deep understanding of metabolic pathways within normal cells enables us to identify altered metabolic pathways within abnormal cells such as in rapidly-proliferating hematologic malignancies, solid tumors and RGDs.
Cancer and cancer metabolism
Cancer is a disease characterized by unregulated cell growth. Cancer typically develops when the repair of genetic material in normal cells begins to fail and genes that regulate cell growth become altered. Carcinogens, or cancer causing agents, such as radiation, chemicals and hormones, can trigger changes to the genetic material of a cell, increasing the rate of new genetic alterations and thus promoting cancer. Cancer cells can spread to other areas of the body, or metastasize, and form tumors, which can destroy normal tissue or organs. Risk factors for cancer include family history, age, diet, and exogenous factors, such as exposure to ultraviolet sunlight and smoking. Cancers can be classified in stages to document disease severity, measured in stages of I to IV, generally based on tumor size, involvement of lymph nodes, and metastases.
The most common methods of treating patients with cancer are surgery, radiation and drug therapy. A cancer patient often receives treatment with a combination of these methods. These treatment regimens are often associated with severe side effects, including fatigue, infection, nausea and vomiting and pain. Surgery and radiation therapy are particularly effective in patients in whom the disease is localized. Physicians generally use systemic drug therapies in situations in which the cancer has spread beyond the primary site or cannot otherwise be treated through surgery. The goal of drug therapy is to kill cancer cells or to damage cellular components required for rapid growth and survival of cancer cells. Historically, cancer drug development focused on design of cytotoxic drugs, which kill rapidly proliferating cells and are efficacious because of the unregulated cell growth that is characteristic of cancers. These drugs such as Cytoxan® and Adriamycin® have been effective in the treatment of some cancers, and remain in use today, but they act in an indiscriminate manner, killing healthy as well as cancerous cells. Due to their mechanism of action, many cytotoxic drugs have a narrow dose range, above which the toxicity causes unacceptable or even fatal levels of damage, and below which the drugs are not effective in eradicating cancer cells. In many cases, drug therapy entails the administration of several different drugs, known as combination chemotherapy.
Over the past several decades, drug therapy has evolved from non-specific drugs that kill both healthy and cancerous cells to drugs that target specific molecular pathways involved in cancer.
These newer therapies include: targeted therapies that inhibit the activity of specific enzymes that are mutated in specific subsets of cancers; drugs that stimulate the normal immune system to attack the cancer, also known as immuno-oncology; chimeric antigen receptor and T cell receptor technologies to genetically engineer T cells to recognize and kill cancer cells; antibody drug conjugates, for example Kadcyla®, that carry a powerful chemotherapy payload that is only released into the cancer cell; and drugs that target the changes in gene activity that occurs in cancer cells, also known as epigenetics.
Emerging areas
Next generation targeted therapies. Targeted therapies, where the therapy is effective in a discrete subset of cancer patients who have specific cancer-causing mutations, have become an important component of cancer therapeutics. These drugs are designed to attack oncogenes, which are targets that are genetically altered in cancer cells, where the genetic alteration in the target causes uncontrolled growth of cancer cells. Examples of effective oncogene-targeted therapies include Herceptin®, Avastin® and Zelboraf®. Initial oncogene-targeted therapies were directed against mutant forms of cell surface receptors or enzymes involved in cellular signaling and cell growth control. Recently, the breadth of targets that have been drugged has been expanded to include other classes of mutant enzymes, including epigenetic enzymes, such as genetically altered forms of EZH2, and metabolic enzymes, such as genetically altered forms of IDH1 and IDH2.
As a class, oncogene-targeted therapies have proven effective in treating patients with the appropriate oncogene mutation, but only a fraction of cancer patients have mutations in these readily druggable targets. Targeted therapies for patients that do not currently benefit from oncogene-targeted therapies are a critical need, and we believe that synthetic lethal strategies are an important emerging approach to this problem. Synthetic lethal targets are targets that are more essential for the growth or survival of cancers with genetic alteration in a gene other than the target itself. In synthetic lethal approaches, the genetic alteration in the cancer creates a vulnerability to a second target. Poly (ADP-ribose) polymerase, or PARP, inhibitors in breast cancer gene, or BRCA-mutant cancers are an example of a synthetic lethal-targeted therapy. We believe that there are additional druggable targets that have synthetic lethal relationships with prevalent genetic alterations in cancer, and we continue to apply our research platform to identify and drug such targets, including MTAP-deleted cancers. Synthetic lethal targets are an important emerging class of precision medicines.
Next generation immuno-oncology therapies. In addition to unregulated growth pathways in the cells within a tumor, the growth and survival of the tumor also requires that the tumor is not recognized and attacked by the patient’s immune system. Tumors employ a variety of strategies to avoid detection and killing by the immune system, and therapies that interfere with these strategies have recently been shown to be effective in multiple types of cancer. These therapies, such as Keytruda®, Opdivo® and Yervoy®, known as ‘immune checkpoint’ therapies, block the inactivation of endogenous T cells and allow them to attack the tumor. While highly effective in some patients, these therapies work in a minority of all cancers. A critical emerging area is the discovery of next-generation immuno-oncology therapies that, alone or in combination, will enhance immune-mediated killing of tumors. There is increasing evidence that there are additional immune checkpoints that have not yet been discovered or have not yet been therapeutically targeted. This includes evidence that specific metabolites can act locally in the tumor microenvironment as immuno-suppressants. We are leveraging our capabilities in bioinformatics, functional genomics, proteomics and metabolomics to identify, validate and drug novel immuno-oncology targets in metabolism and adjacent biology areas, and our efforts in this field are governed by our 2016 global research and collaboration agreement with Celgene, described in more detail below.
Rare genetic diseases
RGDs, a subset of orphan genetic metabolic diseases, are a broad group of more than 600 rare diseases caused by mutations of single metabolic genes. In these disorders, the defect of a single metabolic enzyme disrupts the normal functioning of a metabolic pathway, leading to either aberrant accumulation of “upstream” metabolites which may be toxic or interfere with normal function, or reduced ability to synthesize essential “downstream” metabolites or other critical cellular components. RGDs are also referred to as congenital metabolic diseases or rare genetic disorders of metabolism.

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
Precision Medicine Approach
We will generally progress our drug candidates forward into phase 1 clinical trials if we have the ability to select patients who are most likely to respond to a given therapy based on biomarkers, for example, genetic or metabolic markers. To increase the probability of discovering and developing such precision medicines, we utilize translational science approaches throughout the research process, and we typically begin our efforts to identify novel targets by first specifying a biomarker-identifiable subset of disease with a high unmet need, and then conducting target identification and validation studies to identify targets that will be particularly well suited to that biomarker-identifiable population. In other words, we begin our research with specific, defined subsets of patients in mind.
While many factors are considered critical to maximize the probability of technical success in the drug development process, perhaps none is more important than identifying highly specific and selective molecules aimed at the best possible targets for therapy coupled with the patients most likely to respond to that therapy. Our goal is to develop increasing confidence in the target and the patient population prior to entering human clinical trials, and then initiate those first human trials in a patient population that has been selected based on target dependence using a genetic marker and/or biomarker. This approach, known as personalized or precision medicine, is used in the industry to lead to the potential for clear proof of concept in early human trials, along with the potential for accelerated approval.
Our Development Programs
We believe that leveraging our core capabilities in cellular metabolism combined with a precision medicine approach has significantly enhanced our ability to build a research and development engine that is focused in the therapeutic areas of malignant hematology, solid tumors and RGDs. This engine has permitted us to discover proprietary first-in-class orally-available small molecules as potential lead product candidates for each of several novel programs in development. All of our lead programs focus on diagnostically identified patient populations with the potential for establishing early clinical proof of concept and accelerated approval paths.

The following summarizes our products and most advanced product candidates as of February 1, 2020, each of which is described in further detail below:

CLINICAL PROGRAMS	INDICATION	DRUG DISCOVERY	EARLY STAGE CLINICAL DEVELOPMENT	LATE STAGE CLINICAL DEVELOPMENT	REGULATORY SUBMISSION	APPROVED	PROGRAM RIGHTS
TIBSOVO® Ivosidenib (IDH1m Inhibitor)	R/R AML		Phase 1 Dose-Escalation and Expansion		EU	U.S.	agios
	Frontline AML Monotherapy		Phase 1 Dose-Escalation and Expansion			U.S.	
	IC-Eligible Frontline AML		Phase 1b 7+3 Combo	Phase 3 HOVON 7+3 Combo			
	IC-Ineligible Frontline AML		Phase 1/2 Azacitidine Combo	Phase 3 AGILE Azacitidine Combo			
	Cholangio		Phase 1 Dose-Escalation and Expansion	Phase 3 ClarIDHy			
	R/R MDS			Phase 1 Expansion			
	Low-Grade Glioma		Perioperative Study				
IDHIFA® Enasidenib (IDH2m Inhibitor)	R/R AML			Phase 3 IDHENTIFY	EU	U.S.	agios Celgene Agios U.S. Co-promotion and Royalty
	IC-Eligible Frontline AML		Phase 1b 7+3 Combo	Phase 3 HOVON 7+3 Combo			
	IC-Ineligible Frontline AML		Phase 1/2 Azacitidine Combo				
Mitapivat (PKR Activator)	Transfusion Independent PK Deficiency		Phase 2 DRIVE PK	Phase 3 ACTIVATE			agios
	Transfusion Dependent PK Deficiency			Phase 3 ACTIVATE-T			
	Thalassemia		Phase 2 Study				
Vorasidenib (Pan-IDHm Inhibitor)	Low-Grade Glioma		Perioperative Study	Phase 3 INDIGO			agios
AG-270 (MAT2A Inhibitor)	MTAP-Deleted NSCLC and Pancreatic Cancer		Phase 1 Dose-Escalation and Expansion				agios Celgene Subject to Celgene Option Joint Worldwide Collaboration
AG-636 (DHODH Inhibitor)	Lymphoma		Phase 1 Dose-Escalation				agios

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
Using our proprietary metabolic platform, we and our collaborators examined the mutated pathway and discovered that the mutated IDH enzymes had adopted a novel “gain of function” activity that allows only the mutated IDH enzyme to produce large amounts of a metabolite called 2-hydroxygluturate, or 2HG. We have shown that the excessive levels of the metabolite 2HG produced by the tumor fuel cancer growth and survival via multiple cellular changes that lead to a block in cell maturation, or differentiation. We have also shown that inhibition of these mutated proteins can lead to clinical benefit for the subset of cancer patients whose tumors carry these mutations. By reducing elevated 2HG levels, our IDH inhibitors reverse the block in cellular differentiation, allowing tumorous cells to differentiate into normally functioning cells in patients with AML. We have identified selective development candidates that separately target and inhibit the mutated forms of IDH1 and IDH2. To date, our clinical data with ivosidenib and enasidenib, our lead inhibitors of mutant IDH1 and IDH2, respectively, demonstrate evidence of cellular differentiation, normalization of cell counts and mutational clearance in the bone marrow and blood, a mechanism of response that is consistent with preclinical studies, including substantial reduction of plasma 2HG levels. This targeted differentiation effect is distinct from that seen with traditional cytotoxic chemotherapeutics, commonly used to treat cancer, which lead to cell death. Our goal is to establish our IDH mutation inhibitors as a cornerstone of AML therapy spanning all treatment lines, and to leverage our understanding of IDH mutation inhibition to develop our IDH mutation inhibitors to treat solid tumors such as low grade glioma and cholangiocarcinoma.
To date, IDH1 and IDH2 mutations have been found to be prevalent in a broad range of advanced hematologic malignancies and solid tumors. The following table summarizes our current estimates on the occurrence of IDH1 and IDH2 mutations in certain hematologic and solid tumors. We believe our estimates may expand as more cancer treatment centers screen for these IDH mutations.

Mutation	Indications	% with IDH mutations
IDH1	AML	~6-10%
	Cholangiocarcinoma	~10-14%
	Low grade glioma	~80%
	Myelodysplastic Syndromes (MDS) / Myeloproliferative neoplasms (MPN)	~3%

IDH2	AML	~9-13%
Based on literature analysis; estimates will continue to evolve with additional future data.
Ivosidenib (mutant IDH1 inhibitor)
We are developing ivosidenib for the treatment of IDH1 mutant-positive cancers. Ivosidenib is an orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapy for the treatment of patients with cancers that harbor IDH1 mutations. We hold worldwide development and commercial rights to ivosidenib and have licensed certain development and commercialization rights to ivosidenib in mainland China, Hong Kong, Macau, and Taiwan to CStone, pursuant to an exclusive license agreement with CStone, or the CStone Agreement, discussed more fully below. We will fund the future development and commercialization costs related to this program with the exception of development and commercialization activities of CStone under the CStone Agreement. Mutations in IDH1 have been identified in difficult to treat hematologic and solid tumor cancers, including AML, MDS, cholangiocarcinoma and low grade glioma, where both the treatment options and prognosis for patients are poor.
In July 2018, the FDA approved TIBSOVO® for the treatment of adult patients with R/R AML and a susceptible IDH1 mutation. The FDA's approval of TIBSOVO® in R/R AML was based on clinical data from a phase 1 open-label, single-arm, multicenter dose-escalation and expansion trial of adult patients with advanced R/R AML and an IDH1 mutation. In December 2018, we submitted an MAA to the EMA for TIBSOVO® for the treatment of adult patients with R/R AML. In May 2019, the FDA approved our sNDA to update the U.S. Prescribing Information for TIBSOVO® to include patients with newly diagnosed AML with a susceptible IDH1 mutation as detected by an FDA-approved test who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy. The FDA granted orphan drug designation for ivosidenib for the treatment of cholangiocarcinoma, granted Breakthrough Therapy designation for ivosidenib in combination with azacitidine for the treatment of newly diagnosed AML with an IDH1 mutation in adult patients who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy, and granted Breakthrough Therapy designation for ivosidenib for the treatment of adult patients with relapsed or refractory MDS with a susceptible IDH1 mutation as detected by an FDA-approved test.
We continue to evaluate ivosidenib in the following clinical trials:
Hematologic Malignancies
•A phase 1b, multicenter, international, open-label clinical trial, to evaluate safety and clinical activity of ivosidenib or enasidenib in combination with induction and consolidation therapy in patients with newly diagnosed AML with an IDH1 or IDH2 mutation who are eligible for intensive chemotherapy. This trial has completed enrollment.
•A phase 1/2 frontline combination clinical trial, conducted by Celgene, of either ivosidenib or enasidenib in combination with VIDAZA® (azacitidine) in newly diagnosed AML patients not eligible for intensive chemotherapy. The trial has completed enrollment.
•AGILE, a global, registration-enabling phase 3 clinical trial, combining ivosidenib and VIDAZA® (azacitidine) in newly diagnosed AML patients with an IDH1 mutation who are ineligible for intensive chemotherapy. The trial is enrolling patients and we expect to complete enrollment in 2020.
•HO150/AMLSG29, an intergroup sponsored, global, registration-enabling phase 3 trial, supported in collaboration with Celgene, combining ivosidenib or enasidenib with standard induction and consolidation chemotherapy in frontline AML patients with an IDH1 or IDH2 mutation. The trial is currently enrolling patients.

•A phase 1 multicenter, open-label, dose-escalation and expansion clinical trial, designed to assess its safety, clinical activity and tolerability as a single agent in patients with advanced hematologic malignancies with an IDH1 mutation. The trial recently reopened enrollment of its relapsed or refractory MDS arm, for which we expect to complete enrollment in 2020.
Solid Tumors
•A phase 1 multicenter, open-label, dose-escalation and expansion clinical trial, designed to assess its safety, clinical activity and tolerability as a single agent in patients with advanced solid tumors with an IDH1 mutation, including glioma, cholangiocarcinoma, and chondrosarcoma. The trial has completed enrollment.
•ClarIDHy, a registration-enabling phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial of ivosidenib in previously-treated patients with nonresectable or metastatic cholangiocarcinoma with an IDH1 mutation. The primary endpoint of the trial was met and we expect to file an sNDA with the FDA for TIBSOVO® in cholangiocarcinoma by year-end 2020.
Enasidenib (mutant IDH2 inhibitor)
Celgene, pursuant to the 2010 Agreement, discussed below, is developing enasidenib for the treatment of IDH2 mutant-positive hematologic malignancies. Enasidenib is an orally available, selective, potent inhibitor of the mutated IDH2 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH2 mutations, including those with AML, who have a historically poor prognosis. In August 2017, the FDA granted Celgene approval of IDHIFA® for the treatment of adult patients with R/R AML and an IDH2 mutation. In June 2018, Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML, which it subsequently withdrew in December 2019.
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
In addition to the clinical trials discussed above, enasidenib is also being evaluated by Celgene in IDHENTIFY, an international phase 3, multi-center, open-label, randomized clinical trial designed to compare the efficacy and safety of enasidenib versus conventional care regimens in patients 60 years or older with IDH2 mutant-positive AML that is refractory to or relapsed after second- or third-line therapy. This trial has completed enrollment.
Vorasidenib: brain penetrant pan-IDH program
We are developing vorasidenib for the treatment of IDH mutant-positive low grade glioma. Vorasidenib is an orally available, selective, brain-penetrant, pan-IDH mutant inhibitor. In connection with the termination of the AG-881 Agreements discussed below, Celgene is eligible to receive royalties from us at a low single-digit percentage rate on worldwide net sales of products containing vorasidenib.
We continue to evaluate vorasidenib in the following clinical trials:
•A phase 1 multi-center, open-label clinical trial of vorasidenib in patients with advanced IDH1 or IDH2 mutant-positive solid tumors, including glioma. The trial has completed enrollment.
•A perioperative study with ivosidenib and vorasidenib in low grade glioma to further investigate their effects on brain tumor tissue. The trial has completed enrollment.
•INDIGO, a registration-enabling phase 3 clinical trial of vorasidenib in low-grade (grade 2) glioma with an IDH1 or IDH 2 mutation. The trial is enrolling patients.
PKR Activator Program
PK is the enzyme involved in the second to last reaction in glycolysis — the conversion of glucose into lactic acid. This enzyme has several tissue-specific isoforms (PKR, PKL, PKM1 and PKM2). PKR is the isoform of pyruvate kinase that is present in red blood cells, or RBCs. Mutations in PKR cause defects in RBC glycolysis and lead to a hematological RGD known as pyruvate kinase deficiency, or PK deficiency. Glycolysis is the only pathway available for RBCs to maintain the production of adenosine triphosphate, or ATP, which is a form of chemical energy within cells. Accordingly, we believe that activation of mutant forms of PKR can restore glycolytic pathway activity and increase RBC health in patients with PK deficiency, and activation of wild-type (non-mutated) PKR can serve as an effective compensatory mechanism in hemolytic anemias such as thalassemia and SCD.
PK Deficiency
PK deficiency is a rare genetic disorder and disease understanding is still evolving. We estimate that the prevalence of PK deficiency is between approximately 3,000 and 8,000 individuals in the United States and European Union, and we believe that the disease is likely under-diagnosed. PK deficiency leads to a shortened life span for RBCs and is the most common form of non-spherocytic hemolytic anemia in humans.
There is no currently known unique ethnic or geographic representation of the disease. The disease manifests by mild to severe forms of anemia caused by the excessive premature destruction of RBCs. The chronic hemolysis can lead to long-term complications and comorbidities, regardless of the degree of the anemia, often resulting in jaundice and lifelong conditions associated with chronic anemia and secondary complications. The precise mechanism for the hemolysis is not well understood but is thought to result from membrane instability secondary to the metabolic defect caused by the low level of PKR enzyme. The hemolysis is “extra-vascular” in that the RBCs are destroyed in small capillaries or organs and do not spontaneously break open in the circulation. PK deficiency is an autosomal recessive disease whereby all patients inherit two mutations, one from each parent. Children with the disease produce PKR enzyme that has only a fraction of the normal level of activity (generally <50%). Current management strategies for PK deficiency, including blood transfusion and splenectomy, are associated with both short- and long-term risks. More than 300 different mutations have been identified to date. As a result, there are many different possible mutant combinations and no one clear mutational profile. The mutations observed in PK deficiency patients are classified in two main categories. A missense mutation causes a single amino acid change in the protein, generally resulting in some functional protein in the RBCs. A non-missense mutation is any mutation other than a missense mutation, generally resulting in little functional protein in the RBCs. It is estimated that 58 percent of patients with PK deficiency have two missense mutations, 27 percent have one missense and one non-missense mutation, and 15 percent have two non-missense mutations. Boston Children’s Hospital, in collaboration with us, is conducting a Natural History Study to better understand the symptoms and complications of PK deficiency, identify patients and treatment centers, and capture other clinical data, including genetic information. We initiated a global registry, called PEAK, for up to 500 adult and pediatric patients with PK deficiency in the first quarter of 2018 to increase understanding of the long-term disease burden of this chronic hemolytic anemia.
Thalassemia
Thalassemia is a hereditary blood disorder in which mutations in the α- or β-globin chains of hemoglobin lead to globin chain precipitates and aggregates that disturb the RBC membrane and induce oxidative stress, leading to decreased survival of RBC precursors, ineffective erythropoiesis, hemolysis of mature RBCs, and anemia. We estimate that the prevalence of thalassemia is between 18,000 and 23,000 individuals in the United States and European Union. In addition to anemia, patients with thalassemia can experience enlarged spleen, bone deformities, iron overload, fatigue, and infection. Current treatment strategies for thalassemia include blood transfusion and bone marrow transplantation, as well as recently improved therapies such as Reblozyl® for the treatment of beta thalassemia. We believe that the activation of wild-type PKR may increase ATP production and improve red cell fitness and survival of thalassemic RBCs, by increasing the clearance globin chain aggregates through ATP-dependent proteolytic mechanisms. In December 2019, we announced preliminary clinical data from our ongoing phase 2 trial of mitapivat in patients with non-transfusion-dependent thalassemia demonstrating proof of concept that activation of wild-type PKR has the potential to convey clinical benefit in thalassemia by increasing hemoglobin levels and reducing hemolysis in trial subjects.
Sickle Cell Disease
SCD is an inherited blood disorder caused by mutations in hemoglobin that enable the hemoglobin to form long polymeric chains under certain conditions such as low oxygenation, or deoxygenation. Polymerization of this irregular hemoglobin results in RBCs taking on a sickle shape, causing them to aggregate and obstruct small blood vessels, restricting blood flow to organs resulting in pain, cell death and organ damage. We estimate that the prevalence of SCD is between 120,000 and 135,000 individuals in the United States and EU. RBC deoxygenation is modulated by several factors, including the levels of 2,3-DPG, which is found to be elevated in sickle cell patient RBCs. Current treatment strategies focus on managing and preventing acute RBC sickling, and include hydroxyurea, L-glutamine and blood transfusions, as well as recently approved therapies such as Adakveo® and Oxbryta®. We believe that activation of wild-type PKR in patients with SCD may reduce hemoglobin polymerization and the sickling process by at least two mechanisms. Reducing the level of 2,3-DPG in RBCs would increase the oxygenation state of hemoglobin to reduce sickling, while increasing the levels of ATP may improve RBC hydration status which would also inhibit the sickling process.
Mitapivat: PK activator
We are developing mitapivat for the treatment of PK deficiency and other hemolytic anemias such as thalassemia and SCD. Mitapivat is an orally available small molecule and a potent activator of the wild-type and mutated PKR enzymes. To date, we have demonstrated in clinical trials that treatment with mitapivat can lead to durable sustained increases in hemoglobin in patients with amenable mutations in the PKR gene, and observed early signs of improvements in hemoglobin in thalassemia patients who have wild-type PKR.
We have worldwide development and commercial rights to mitapivat and expect to fund the future development and commercialization costs related to this program. The FDA granted orphan drug and fast track designations for mitapivat for the treatment of patients with PK deficiency.
We are evaluating mitapivat in the following clinical trials:
•DRIVE PK, a global phase 2, first-in-patient, open-label safety and efficacy clinical trial of mitapivat in adult, transfusion-independent patients with PK deficiency. This trial has completed enrollment.
•ACTIVATE-T, a single arm, global, pivotal trial of mitapivat in up to 40 regularly-transfused patients with PK deficiency. The trial has completed enrollment.
•ACTIVATE, a 1:1 randomized, placebo-controlled, global, pivotal trial of mitapivat in approximately 80 patients with PK deficiency who do not receive regular transfusions. The trial has closed enrollment.
•A phase 2, open-label safety and efficacy clinical trial of mitapivat in approximately 20 adult patients with non-transfusion-dependent thalassemia. The trial is currently enrolling patients.
•In addition, in collaboration with the National Institutes of Health, or NIH, we are evaluating mitapivat in patients with SCD pursuant to a cooperative research and development agreement.
AG-270: Targeting MAT2A for the treatment of MTAP-deleted cancers
AG-270, an orally available selective potent inhibitor of MAT2A, is our development candidate focused on MTAP-deleted cancer. MTAP is a metabolic gene that is deleted in approximately 15 percent of all cancers. We have shown in preclinical studies that MTAP deletion predicts sensitivity to inhibition of a subset of enzymes involved in the synthesis or utilization of the methyl donor S-adenosylmethionine, or SAM. Among this subset of enzymes, we have targeted MAT2A, the enzyme responsible for the synthesis of SAM in tumor cells. We have discovered small molecule inhibitors of MAT2A, including AG-270, that reduce SAM production and cause MTAP-null antiproliferative effects in cancer cell lines in vitro and in MTAP-deleted tumor models in vivo. MTAP deletion is readily detected by a genomic or immunohistochemistry test, thus allowing the selection of patients predicted to be sensitive to the therapy.
In March 2017, we announced that Celgene designated AG-270 as a development candidate under our 2016 research agreement with Celgene, or the 2016 Agreement. Pursuant to the 2016 Agreement, Celgene paid us an $8.0 million designation fee upon its designation of AG-270 as a development candidate. Exploratory research, drug discovery and early development of AG-270 is led by us, and Celgene will have an opt-in right on AG-270 up through phase 1 dose escalation for at least a $30.0 million fee. In October 2019, we formally submitted the opt-in package to Celgene and they have up to 150 days to make a decision. Should Celgene opt-in, we and Celgene would share global co-development and co-commercialization rights with a worldwide 50/50 cost and profit share on AG-270, and we will be eligible for up to $168.8 million in clinical and regulatory milestone payments.
We are evaluating AG-270 in a phase 1 trial in multiple tumor types carrying an MTAP deletion. The first part of the trial, which is complete, is a single agent dose-escalation phase in which cohorts of patients received ascending doses of AG-270 to determine the pharmacokinetics, pharmacodynamics and optimal dose, and schedule. The next phase of development, which was initiated in September 2019, is evaluating AG-270 in combination with taxanes in two areas of high unmet needs. One arm of the study will test AG-270 in combination with docetaxel in MTAP-deleted non-small cell lung cancer and the other arm will test AG-270 in combination with nab-paclitaxel and gemcitabine in MTAP-deleted pancreatic ductal adenocarcinoma. Both combination arms have initiated and are enrolling patients.
AG-636: Targeting DHODH for the treatment of hematologic malignancies
We have discovered a lineage-specific dependence on DHODH in hematologic malignancies, particularly AML and diffuse large B-cell lymphoma. DHODH catalyzes a critical step in the biosynthesis of pyridimidines, which are critical for the production of RNA and DNA. We believe that DHODH inhibition will be differentiated from standard-of-care therapies, both by exhibiting activity in cancers that are resistant to standard-of-care chemotherapeutics and through a mechanism of anti-tumor effect that combines cell growth arrest and cellular differentiation.
We are evaluating AG-636, an inhibitor of DHODH, licensed to us from Aurigene Discovery Technologies Limited in a phase 1 dose-escalation trial in subjects with advanced lymphomas. This trial is currently enrolling patients.

Collaborations with Celgene
In November 2019, the acquisition of Celgene was completed by BMS, and Celgene became a wholly-owned subsidiary. We will continue to refer to our collaboration agreements with Celgene throughout this Form 10-K as being with Celgene Corporation.
2016 Agreement
In May 2016, we entered into the 2016 Agreement focused on metabolic immuno-oncology, a developing field which aims to modulate the activity of relevant immune cells by targeting critical metabolic nodes, thereby enhancing the immune mediated anti-tumor response. In addition to new programs identified under the 2016 Agreement, both parties also agreed that all future development and commercialization of two remaining cancer metabolism programs discovered under the 2010 Agreement, including AG-270, an inhibitor of MAT2A, will now be governed by the 2016 Agreement.
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
Financial terms. Under the terms of the 2016 Agreement, we received an initial upfront payment in the amount of $200.0 million. The 2016 Agreement provides specified rights to extend the research term for up to two, or in specified cases, up to four, additional years by paying a $40.0 million per-year extension fee. Celgene will pay an $8.0 million designation fee for each program that Celgene designates for further development and for each continuation program. During the year ended December 31, 2017, we received $8.0 million from Celgene upon the designation of AG-270, our MAT2A inhibitor, as a development candidate. For each program as to which Celgene exercises its option to develop and commercialize, subject to antitrust clearance, Celgene will pay an option exercise fee of at least $30.0 million for any designated development program and at least $35.0 million for any continuation programs. In certain cases, Celgene may exercise its option to develop and commercialize two early-stage I&I programs, prior to Celgene designating the program for further development, by paying an option exercise fee of $10.0 million per program.
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
Termination. Subject to specified exceptions, Celgene may terminate the 2016 Agreement in its entirety for any reason by providing us with prior written notice if there are no active co-development and co-commercialization agreements or license agreements in place or on a program-by-program basis if there are no active co-development and co-commercialization agreements or license agreements in place for the terminated program(s). Under specified circumstances, either party may terminate the 2016 Agreement either in its entirety or on a program-by-program basis. Either party also has the right to terminate the co-development and co-commercialization agreement or license agreement if the other party or any of its affiliates challenges the validity, scope or enforceability of or otherwise opposes, any patent included within the intellectual property rights licensed to the other party under such agreement.
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
Termination of AG-881 Agreements
In September 2018, we and Celgene agreed to terminate our joint worldwide collaboration focused on the development and commercialization of vorasidenib products, or the AG-881 Agreements, effective as of September 4, 2018. From and after September 4, 2018, we obtained sole global rights to vorasidenib. Neither we nor Celgene will have any further financial obligation under the AG-881 Agreements, including milestones, royalties or other payments, except that (a) Celgene is eligible to receive royalties from us at a low single-digit percentage rate on worldwide net sales of products containing vorasidenib and (b) we and Celgene agreed to split certain agreed-upon worldwide development costs for vorasidenib until December 31, 2018. In addition, for a specified period and subject to specified exceptions, Celgene and its affiliates are prohibited from developing, manufacturing or commercializing any product that inhibits IDH1 at specified levels of binding for any indication and we are prohibited from developing, manufacturing or commercializing vorasidenib in hematologic indications.
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
Under the 2010 Agreement, we are eligible to receive royalties at tiered, low-double digit to mid-teen percentage rates on net sales of IDHIFA®. Assuming all other revenue recognition criteria are met, royalty payments will be recognized as revenue in the period in which they are earned. During the year ended December 31, 2019, we earned $10.5 million in royalty revenue under the 2010 Agreement.
Termination. Unless terminated earlier by either party, the term of the 2010 Agreement will continue until the expiration of all royalty terms with respect to IDHIFA®. Celgene may terminate the 2010 Agreement for convenience in its entirety or with respect to IDHIFA® upon ninety days written notice to us. Under specified circumstances, either we or Celgene may terminate the 2010 Agreement, in its entirety or with respect to IDHIFA®.
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

CStone Agreement
In June 2018, we entered into the CStone Agreement for the development and commercialization of certain products containing ivosidenib in mainland China, Hong Kong, Macau, and Taiwan for therapeutic uses in humans, excluding brain cancer, unless added by us in our sole discretion. We retain development and commercialization rights for the rest of the world.
Pursuant to the CStone Agreement, CStone will initially be responsible for the development and commercialization of ivosidenib in AML and cholangiocarcinoma, as well as other indications that the parties mutually agree to in the future; we serve as co-sponsor with CStone for local studies of ivosidenib in AML. CStone will also be responsible, at our discretion, for the development and commercialization of ivosidenib in brain cancer indications. We granted CStone specified intellectual property licenses to enable CStone to perform its obligations and exercise its rights under the CStone Agreement, including license grants to enable CStone to conduct development and commercialization activities pursuant to the terms of the CStone Agreement.
CStone is responsible for all costs it incurs in developing, obtaining regulatory approval of, and commercializing ivosidenib in mainland China, Hong Kong, Macau, and Taiwan, as well as certain costs incurred by us.
During the term of the CStone Agreement, each party and its affiliates are prohibited from developing or commercializing any other compound or product that inhibits IDH1 mutations at specified levels of binding, in the case of CStone, anywhere in the world, and in the case of us, in mainland China, Hong Kong, Macau, and Taiwan. Subject to specified exceptions, CStone and its affiliates are also prohibited from developing or commercializing certain other compounds or products that directly or indirectly treat AML, cholangiocarcinoma or, if applicable, glioma in patients who have an IDH1 mutation.
Pursuant to the CStone Agreement, we have entered into a clinical supply agreement and pharmacovigilance agreement with CStone, and will enter into further ancillary agreements, including commercial supply agreements.
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
We file, or collaborate with third parties to file, patent applications directed to our key product candidates, including TIBSOVO® (ivosidenib), IDHIFA® (enasidenib), vorasidenib, mitapivat, AG-270 and AG-636, in an effort to establish intellectual property positions regarding new chemical entities relating to these product candidates as well as uses of new chemical entities in the treatment of diseases. We also seek patent protection with respect to biomarkers that may be useful in selecting the right patient population for therapies with our product candidates. As of February 1, 2020 we owned or licensed approximately issued 31 U.S. patents, 316 issued foreign patents, 37 pending U.S. patent applications, 460 pending foreign patent applications, and 13 pending Patent Cooperation Treaty, or PCT, patent applications, directed to our key product candidates, related compounds and potential backup compounds. The foreign issued patents and patent applications are in a number of jurisdictions, including Argentina, Australia, Austria, Belgium, Brazil, Canada, China, the Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Japan, Lithuania, Mexico, the Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey, and the United Kingdom.
The intellectual property portfolios for our most advanced programs as of February 1, 2020 are summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office, or USPTO, can be significantly narrowed by the time they issue, if they issue at all. We expect this could be the case with respect to some of our pending patent applications referred to below.
IDH mutant inhibitor programs
The intellectual property portfolio for our IDH mutant inhibitor programs contains patent applications directed to compositions of matter for TIBSOVO® (ivosidenib), IDHIFA® (enasidenib), and vorasidenib, as well as analogs thereof, methods of use, various solid state forms of these compounds and diagnostic methods for detecting various IDH1 and IDH2 mutations. As of February 1, 2020, we owned approximately 21 issued U.S. patents, 152 issued foreign patents, 24 pending U.S. patent applications, 327 pending foreign patent applications in a number of jurisdictions, and 5 pending PCT patent applications, directed to our IDH mutant product candidates. The patents that have issued or will issue for our IDH mutant product candidates will have a statutory expiration date of at least 2033 to 2039. Patent term adjustments or patent term extensions could result in later expiration dates.

PK activator program
The intellectual property portfolio for our PK activator program contains patent applications directed to compositions of matter for mitapivat and AG-946, as well as analogs thereof, various solid state forms of these compounds, as well as methods of use for these novel compounds. As of February 1, 2020, we owned approximately 5 issued U.S. patents, 116 issued foreign patents, 6 pending U.S. patent applications, 44 pending foreign patent applications in a number of jurisdictions, and 3 pending PCT patent applications, directed to our PK activator program, including our product candidates. The patents that have issued or will issue for our PK activator program will have a statutory expiration date of at least 2030 to 2038. Patent term adjustments or patent term extensions could result in later expiration dates.
MTAP-deleted cancer program
The intellectual property portfolio for our MTAP-deleted cancer program contains patent applications directed to compositions of matter for AG-270, as well as analogs thereof and other related compound families including potential backup compounds, as well as methods of use for these novel compounds and diagnostic methods for detecting MTAP deletions. As of February 1, 2020, we owned approximately 1 issued U.S. patent, 4 pending U.S. patent applications, 1 foreign issued patent, 46 pending foreign patent applications, and 3 pending PCT patent applications, directed to our MTAP-deleted cancer program. The patents that would issue for our MTAP-deleted cancer program will have a statutory expiration date of at least 2036 to 2039. Patent term adjustments or patent term extensions could result in later expiration dates.
DHODH inhibitor program
The intellectual property portfolio for our DHODH inhibitor program contains patents and patent applications, exclusively licensed to us by Aurigene, directed to compositions of matter for AG-636, as well as analogs thereof and other compound families, as well as methods of use for these novel compounds. The intellectual property portfolio for our DHODH inhibitor program further contains patent applications, assigned solely to Agios, that are directed to solid state forms and formulations of AG-636 and methods of use for these forms of AG-636, other methods of use for AG-636 and methods of use and diagnostic methods relating to AG-636 and other DHODH inhibitors. As of February 1, 2020, we exclusively licensed or independently filed approximately 4 issued U.S. patents, 47 issued foreign patents, 3 pending U.S. patent applications, 43 pending foreign patent applications, and 2 pending PCT patent applications directed to our DHODH inhibitor program. The patents that have issued or will issue for our DHODH inhibitor program will have a statutory expiration date of at least 2030 to 2039. Patent term adjustments or patent term extensions could result in later expiration dates.
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
In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each medicine and other factors. There can be no assurance that any of our pending patent applications will be issued or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.
As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our product candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, patent applications that we may file or license from third parties may not result in the issuance of patents. We also cannot predict the breadth of claims that may be allowed or enforced in our patents. Any issued patents that we may receive in the future may be challenged, invalidated or circumvented. For example, we cannot be certain of the priority of inventions covered by pending third-party patent applications. If third parties prepare and file patent applications in the United States that also claim technology or therapeutics to which we have rights, we may have to participate in interference proceedings with the USPTO to determine priority of invention, which could result in substantial costs to us, even if the eventual outcome is favorable to us. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent.

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
With respect to our proprietary cellular metabolism technology platform, we consider trade secrets and know-how to be our primary intellectual property. Trade secrets and know-how can be difficult to protect. In particular, we anticipate that with respect to this technology platform, these trade secrets and know-how will over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel from academic to industry scientific positions.
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
We compete in the areas of pharmaceutical, biotechnology and other related markets that address hematologic malignancies, solid tumors and RGDs. There are other companies working to develop therapies in the fields of hematologic malignancies, solid tumors and RGDs. These companies include divisions of large pharmaceutical companies and biotechnology companies of various sizes.
Malignant Hematology and Solid Tumors. In the fields of malignant hematology and solid tumors, our principal competitors include AbbVie Inc., ASLAN Pharmaceuticals Limited; AstraZeneca Plc.; Astellas Pharma Inc.; Bayer AG; BeiGene Ltd.; BMS; Clear Creek Bio; Daiichi Sankyo Company, Ltd.; Eli Lilly and Company; Forma Therapeutics Holdings, LLC; GlaxoSmithKline plc; Jazz Pharmaceuticals plc; Merck & Co.; Novartis International AG; Pfizer, Inc.; and Roche Holdings, Inc. and its subsidiary Genentech, Inc. The most common methods of treating patients with hematologic malignancies and solid tumors are surgery, radiation and drug therapy, including chemotherapy, hormone therapy and targeted drug therapy, and there are a variety of available drug therapies marketed for these cancer types. For example, other than TIBSOVO® and IDHIFA®, recently-approved treatments for AML include Venclexta® from AbbVie (in collaboration with Roche); Xospata® from Astellas; Rydapt® from Novartis; Vyxeos® from Jazz; and Daurismo® and Mylotarg® from Pfizer. Recently approved treatments for solid tumors include Keytruda® from Merck, Rozlytrek® from Roche and Vitrakvi® from Bayer (in collaboration with Loxo Oncology, Inc.), and in some cases, these drugs are administered in combination to enhance efficacy. While our products and product candidates may compete with many existing drug and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates may not be competitive with them. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors. In general, although there has been considerable progress over the past few decades in the treatment of cancer and the currently marketed therapies provide benefits to many patients, these therapies all are limited to some extent in their efficacy and frequency of adverse events and none are successful in treating all patients. As a result, the level of morbidity and mortality from cancer remains high.
In addition to currently marketed therapies, there are also a number of medicines, including immuno-oncology therapies in clinical development to treat hematologic malignancies and solid tumors. For example: Bayer, Daiichi Sankyo and Forma are conducting phase 1 clinical trials of their IDH mutant inhibitors, BAY1436032, DS-1001b and FT-2102, respectively, in patients with hematologic and solid tumors, including AML, MDS and glioma; ASLAN, Bayer, Clear Creek Bio, and PTC Therapeutics, Inc. are conducting clinical trials of their DHODH inhibitors in hematologic malignancies; and IDEAYA Biosciences, Inc is developing a MAT2A inhibitor for the treatment of MTAP-deleted solid tumors. These medicines in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval. For example, several investigators have reported that IDH mutant AML and glioma are sensitive to poly (ADP-ribose) polymerase inhibition in cell culture and animal models.
Rare genetic diseases. In the field of RGDs, our principal competitors include: Acceleron Pharma Inc.; BioMarin Pharmaceutical, Inc.; bluebird bio, Inc.; Forma; Novartis; Pfizer; Global Blood Therapeutics; and Rocket Pharma LTD.

The most common methods for treating patients with RGDs are dietary restriction, dietary supplementation or replacement, treatment of symptoms and complications, gene therapy, organ transplant and enzyme replacement therapies. There are a number of marketed therapies available for treating patients with RGDs. For example, recently-approved treatments for thalassemia, sickle cell disease, and phenylketonuria include Reblozyl® from Acceleron (in collaboration with BMS); Lentiglobin® from bluebird; Adakveo® from Novartis; Oxbryta® from Global Blood; and Kuvan® and Palynziq® from BioMarin. While our product candidates may compete with existing medicines and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates may not be competitive with them. In addition to currently marketed therapies, there are also a number of products that are either small molecules, enzyme replacement therapies or gene therapies in various stages of clinical development to treat RGDs. For example, Forma is conducting phase 1 clinical trial of their PKR activator, FT-4202, in patients with SCD. These products in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide competition for any of our product candidates for which we obtain market approval.
Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved medicines than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.
The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics in guiding the use of related therapeutics, the level of generic competition and the availability of reimbursement from government and other third-party payors.
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize medicines that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any medicines that we may develop. Our competitors also may obtain FDA or other regulatory approval for their medicines more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic or other branded medicines. There are many generic medicines currently on the market for the indications that we are pursuing, and additional medicines are expected to become available on a generic basis over the coming years. If our therapeutic product candidates are approved, we expect that they will be priced at a significant premium over competitive generic medicines.
Manufacturing
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. To date, we have obtained materials for ivosidenib, enasidenib, vorasidenib, mitapivat, AG-270 and AG-636 for our ongoing and planned clinical testing from third-party manufacturers. Although we have long-term supply arrangements in place for the commercial supply of TIBSOVO®, we primarily obtain our supplies from these manufacturers on a purchase order basis. Due to the volatility of the raw material supply network globally, we have gained regulatory approval for redundant supply of raw materials, and have an ongoing program to ensure this risk mitigation remains effective. We do not currently have arrangements in place for redundant supply for bulk drug substance and drug product, but maintain a broad safety stock program. As we have done for TIBSOVO®, for all of our other product candidates we intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to submission of a NDA to the FDA.
Ivosidenib, enasidenib, vorasidenib, mitapivat, AG-270 and AG-636 are organic compounds of low molecular weight, generally called small molecules. They can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale-up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.
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
•submission to the FDA of an investigational new drug application, or IND, for human clinical testing, which must become effective before human clinical trials may begin;
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
•payment of user fees and securing FDA approval of the NDA to allow marketing of the new drug product; and
•compliance with any post-approval requirements, including the potential requirement to implement risk evaluation and mitigation strategies, or REMS, and the potential requirement to conduct any post-approval studies required by the FDA.
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
The IND and IRB Processes
An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, must be submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.
Following commencement of a clinical trial under an IND, the FDA may also place a clinical or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.
A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, on April 28, 2008, the FDA amended its regulations governing the acceptance of foreign clinical studies not conducted under an investigational new drug application as support for an IND or a NDA. The final rule provides that such studies must be conducted in accordance with GCP, including review and approval by an independent ethics committee and informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.
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
Information about clinical trials must be submitted within specific timeframes to the NIH for public dissemination on its ClinicalTrials.gov website.
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
On December 13, 2016, the 21st Century Cures Act established (and the 2017 FDA Reauthorization Act later amended) a requirement that sponsors of one or more investigational drugs for the treatment of a serious disease or condition make publicly available their policy for evaluating and responding to requests for expanded access for individual patients. Although these requirements were rolled out over time, they have now come into full effect. This provision requires drug and biologic companies to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study, or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.
In addition, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.
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
Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications, and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials. Phase 2 clinical trials are well controlled, closely monitored and conducted in a limited patient population.
Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy, and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 clinical trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a drug; such Phase 3 studies are referred to as “pivotal.”
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
The NDA is a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2020 is $2,943,956 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2020 is $325,424. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.
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
In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events and whether the product is a NME.
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
Second, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including: holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.
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
With passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.
Accelerated Approval Pathway
The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.
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
The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity, and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit. Thus, the benefit of accelerated approval derives from the potential to receive approval based on surrogate endpoints sooner than possible for trials with clinical or survival endpoints, rather than deriving from any explicit shortening of the FDA approval timeline, as is the case with priority review.
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
Real-Time Oncology Review of Supplemental NDAs
Through its Oncology Center for Excellence, or OCE, the FDA has established two pilot programs allowing for real-time review of sNDAs for previously approved oncology products. This approach will allow FDA to evaluate clinical data as soon as the results of a clinical trial become available with the objective of reviewing and approving a new indication soon after an applicant files the sNDA. The first of these pilot programs, Real-Time Oncology Review, or RTOR, focuses on early submission of data that are the most relevant to assessing the product’s safety and effectiveness. RTOR allows the FDA to review much of the data earlier, after the clinical trial results become available and the database is locked, but before the information is formally submitted to the agency.
The FDA has established several criteria to determine whether a sNDA may be selected for RTOR. Those criteria include whether: the drug is likely to demonstrate substantial improvements over available therapy; the study design is straight forward, as determined by the review division and the OCE; the endpoints can be easily interpreted. SNDAs with chemistry, manufacturing and control formulation changes and supplements with pharmacology/toxicology data are excluded from RTOR. In addition, submissions with greater complexity, including those with companion diagnostics, may also be excluded for the purposes of the pilot program. On the basis of these criteria, the appropriate FDA review division and OCE management will jointly decide whether the application can be selected for the RTOR pilot program.
If the FDA determines that RTOR is an appropriate review pathway, the applicant can send pre-submission data to the agency under the original NDA two to four weeks after all patient data have been entered and locked in the database, and the applicant is ready to request FDA approval. The package should also include key raw and derived datasets, including safety/efficacy tables and figures, study protocol and amendments, and a draft of the package insert. The applicant must also submit key results, analysis, and datasets for other disciplines, if applicable. The FDA will then evaluate these materials for sufficiency and integrity so that it can analyze the data to properly address key regulatory questions. By the time the applicant submits the application to the FDA, the review team will have completed the analysis and be familiar with the data, and can conduct a more efficient, timely, and thorough review.
The FDA’s Decision on an NDA
Based on its evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for the approved indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
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
Post-Approval Regulation
If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that the FDA may have imposed as part of the approval process. The sponsor will be required to report, among other things, certain adverse reactions and manufacturing problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMP and other regulatory requirements.
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
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, with manufacturing processes, or failure to comply with regulatory requirements, may result in: revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
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
If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the DOJ, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCSA, which regulate the distribution and tracing of prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCSA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.
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
Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, the strength of the drug and the conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to an RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.” Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.
Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity, or NCE. For the purposes of this provision an NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval
The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.
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
To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of an NCE, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.
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
For drugs intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss pediatric study plans with sponsors, and the FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than ninety (90) days after the FDA’s receipt of the study plan.
The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act, or FDASIA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.
The FDA Reauthorization Act of 2017 established new requirements to govern certain molecularly targeted cancer indications. Any company that submits an NDA three years after the date of enactment of that statute must submit pediatric assessments with the NDA if the drug is intended for the treatment of an adult cancer and is directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer. The investigation must be designed to yield clinically meaningful pediatric study data regarding the dosing, safety and preliminary efficacy to inform pediatric labeling for the product.
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
If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation, or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same drug for the same condition for seven years, except in certain limited circumstances. Orphan exclusivity does not block the approval of a different product for the same rare disease or condition, nor does it block the approval of the same product for different conditions. If a drug designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.
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
Patent Term Restoration and Extension
A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of when a clinical investigation involving human beings has begun and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.
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

If the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic device is not approved or cleared for that indication. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. The review of in vitro companion diagnostics in conjunction with the review of our therapeutic treatments for cancer will, therefore, likely involve coordination of review by the FDA’s Center for Drug Evaluation and Research and the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics Device Evaluation and Safety.
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
The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness, and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee, which exceeds $250,000 for most PMAs. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, a PMA application typically requires data regarding analytical and clinical validation studies. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, which imposes elaborate testing, control, documentation and other quality assurance requirements.
PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application, and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and the data submitted in an amendment to the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution. Once granted, PMA approval may be withdrawn by the FDA if a manufacturer fails to comply with applicable regulatory requirements.
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
•the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;
•the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;
•the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to health care items or services that are reimbursed by non-government third-party payors, including private insurers.
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
Pharmaceutical Insurance Coverage and Health Care Reform
In the United States and other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated health care costs. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage and establish adequate reimbursement levels for the product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.
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
The containment of health care costs also has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs, biologics and other medical products, government control and other changes to the health care system in the United States.
In March 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. Among the provisions of the ACA of importance to our potential product candidates are:
•an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
•expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
•expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs, and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;
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
Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or TCJA, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, which became effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.
On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration thereafter represented to the Court of Appeals considering this judgment that it does not oppose the lower court's ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump Administration argued in support of upholding the lower court decision. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, the CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.
Further, there have been several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, allow some states to negotiate drug prices under Medicaid, and eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on December 23, 2019, the Trump Administration published a proposed rule that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).
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
Review and Approval of Medicinal Products in the European Union
In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy, and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable non-U.S. regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the EU generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of an MAA and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.
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
In April 2014, the Clinical Trial (Regulation, (EU)) No 536/2014 was adopted. The Clinical Trial Regulation was published on June 16, 2014 but is not expected to apply until 2020. The Clinical Trial Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC and replacing any national legislation that was put in place to implement the Directive. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new Clinical Trial Regulation becomes applicable. The extent to which on-going clinical trials will be governed by the Clinical Trial Regulation will depend on when the Clinical Trial Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trial Regulation becomes applicable the Clinical Trial Regulation at that time will begin to apply to the clinical trial.
The new Clinical Trial Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the EU Portal and Database; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the appointed reporting Member State, whose assessment report is submitted for review by the sponsor and all other competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted, or Concerned Member States. Part II is assessed separately by each Concerned Member State. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the Concerned Member State. However, overall related timelines will be defined by the Clinical Trial Regulation.
PRIME Designation in the EU
In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The priority medicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the Committee for Human Medicinal Products, or CHMP, or Committee for Advanced Therapies, or CAT, are appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.
Marketing Authorization
To obtain a marketing authorization for a product under EU regulatory systems, an applicant must submit an MAA either under a centralized procedure administered by the EMA, or one of the procedures administered by competent authorities in the EU Member States, decentralized procedure; national procedure; or mutual recognition procedure. A marketing authorization may be granted only to an applicant established in the EU. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the EU, applicants have to demonstrate compliance with all measures included in an EMA-approved Paediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted: (1) a product-specific waiver; (2) a class waiver; or (3) a deferral for one or more of the measures included in the PIP.
The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across the European Economic Area (i.e., the EU as well as Iceland, Liechtenstein and Norway). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products, or ATMPs, and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. The centralized procedure may at the request of the applicant also be used in certain other cases. We anticipate that the centralized procedure will be mandatory for the product candidates we are developing.
Under the centralized procedure, the CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the

EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether or not a marketing authorization should be granted in relation to a medicinal product. Within 15 calendar days of receipt of a final opinion from the CHMP, the European Commission must prepare a draft decision concerning an application for marketing authorization. This draft decision must take the opinion and any relevant provisions of EU law into account. Before arriving at a final decision on an application for centralized authorization of a medicinal product, the European Commission must consult the Standing Committee on Medicinal Products for Human Use, or Standing Committee. The Standing Committee is composed of representatives of the EU Member States and chaired by a non-voting European Commission representative. The European Parliament also has a related “droit de regard”. The European Parliament's role is to ensure that the European Commission has not exceeded its powers in deciding to grant or refuse to grant a marketing authorization.
The European Commission may grant a so-called “marketing authorization under exceptional circumstances”. Such authorization is intended for products for which the applicant can demonstrate that it is unable to provide comprehensive data on the safety and efficacy under normal conditions of use, because the indications for which the product in question is intended are encountered so rarely that the applicant cannot reasonably be expected to provide comprehensive evidence, or in the present state of scientific knowledge, comprehensive information cannot be provided, or it would be contrary to generally accepted principles of medical ethics to collect such information. Consequently, marketing authorization under exceptional circumstances may be granted subject to certain specific obligations, which may include the following:
•the applicant must complete an identified program of studies within a time period specified by the competent authority, the results of which form the basis of a reassessment of the benefit/risk profile;
•the medicinal product in question may be supplied on medical prescription only and in certain cases be administered only under strict medical supervision, possibly in a hospital and in the case of a radiopharmaceutical, by an authorized person; and
•the package leaflet and any medical information must draw the attention of the medical practitioner to the fact that the particulars available concerning the medicinal product in question are as yet inadequate in certain specified respects.
A marketing authorization under exceptional circumstances is subject to annual review to reassess the risk-benefit balance in an annual reassessment procedure. Continuation of the authorization is linked to the annual reassessment, and a negative assessment could potentially result in the marketing authorization being suspended or revoked. The renewal of a marketing authorization of a medicinal product under exceptional circumstances, however, follows the same rules as a “normal” marketing authorization. Thus, a marketing authorization under exceptional circumstances is granted for an initial five years, after which the authorization will become valid indefinitely, unless the EMA decides that safety grounds merit one additional five-year renewal.
The European Commission may also grant a so-called “conditional marketing authorization” prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional marketing authorizations may be granted for product candidates (including medicines designated as orphan medicinal products), if (i) the risk-benefit balance of the product candidate is positive; (ii) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data; (iii) the product fulfills an unmet medical need; and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.
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
Regulatory Data Protection in the EU
In the EU, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance with the centralized authorization procedure. Data exclusivity prevents applicants for authorization of generics of these innovative products from referencing the innovator’s data to assess a generic (abridged) application for a period of eight years. During an additional two-year period of market exclusivity, a generic MAA can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be an NCE so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical, preclinical and clinical trials.
Periods of Authorization and Renewals
A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year period of marketing authorization. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (in case of centralized procedure) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).
Pediatric Studies and Exclusivity
Prior to obtaining a marketing authorization in the EU, applicants must demonstrate compliance with all measures included in an EMA-approved PIP covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed or an existing marketing authorization can be amended, the EMA requests that companies comply with the agreed studies and measures listed in each relevant PIP. If an applicant obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate.
Orphan Drug Designation and Exclusivity
Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a drug can be designated as an orphan drug by the European Commission if its sponsor can establish that the product is intended for the diagnosis, prevention or treatment of: (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made; or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug will be of significant benefit to those affected by that condition.
Once authorized, orphan medicinal products are entitled to 10 years of market exclusivity in all EU Member States and a range of other benefits during the development and regulatory review process, including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all member countries, and a reduction or elimination of registration and marketing authorization fees. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the 10-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.
Regulatory Requirements after a Marketing Authorization has been Obtained
When an authorization for a medicinal product in the EU is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:
•The EU’s pharmacovigilance or safety reporting rules, which can impose post-authorization studies and additional monitoring obligations.
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
General Data Protection Regulation
The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.
Brexit and the Regulatory Framework in the United Kingdom
On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the EU on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the United Kingdom and the EU have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached. Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption. The Prime Minister has also indicated that the United Kingdom will not accept high regulatory alignment with the EU.
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
Pricing Decisions for Approved Products
In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the EU provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals, and these efforts could continue as countries attempt to manage health care expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and there negotiations may continue after reimbursement has been obtained. Reference pricing used by various Member States, and parallel trade (i.e., arbitrage between low-priced and high-priced Member States), can further reduce prices. There can be no assurance that any country with price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.
Segment Reporting and Geographical Information
We are engaged solely in the discovery and development of medicines in the field of cellular metabolism. Accordingly, we have determined that we operate in one operating segment.
Revenue
The composition of our revenues for the years ended December 31, 2019, 2018, and 2017 consisted of the following:

	2019	2018	2017
Collaboration and royalty revenues - Celgene	42%	72%	100%
Collaboration revenue - CStone	7%	13%	—%
Product revenue, net	51%	15%	—%
Our product sales to one specialty distributor, McKesson, and one specialty pharmacy, Biologics, each accounted for more than 10% of our consolidated revenues for the year ended December 31, 2019. No customers accounted for more than 10% of our consolidated revenues for year ended December 31, 2018. Refer to Note 10. Product Revenue and Note 11. Collaboration and License Agreements to the consolidated financial statements in this Annual Report on Form 10-K for additional information.
Our Scientific Advisors
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
Employees
As of December 31, 2019, we had 536 full-time employees, including 158 employees with M.D. or Ph.D. degrees. Of these full-time employees, 368 employees are engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
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
Since inception, we have incurred significant operating losses. Our net losses were $411.5 million, $346.0 million and $314.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $1,516.1 million. To date, we have generated only modest revenue from sales of TIBSOVO® and royalties on sales of IDHIFA®. The FDA approved IDHIFA® for the treatment of adult patients with R/R AML and an IDH2 mutation, and approved TIBSOVO® for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation and the treatment of adult patients with newly diagnosed AML with a susceptible IDH1 mutation who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy. We have not obtained marketing approval for any of our other product candidates, which are in preclinical or clinical development stages. We have financed our operations primarily through private placements of our preferred stock, our initial public offering and the concurrent private placement, our follow-on public offerings and our collaboration agreements with Celgene focused on cancer metabolism and metabolic immuno-oncology. We have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and net losses until such time we are able to report profitable results. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that we will incur significant expenses if and as we:
•initiate and continue clinical trials for our products and product candidates, including: ivosidenib, enasidenib, vorasidenib, mitapivat, AG-270 and AG-636;
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
We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2019, together with anticipated product and royalty revenue, anticipated interest income and anticipated expense reimbursements under our collaboration agreements, but excluding any additional collaboration-related payments, will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2021. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:
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
In July 2018, the FDA approved TIBSOVO® for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation, and in May 2019, the FDA approved TIBSOVO® for the treatment of adult patients with newly diagnosed AML with a susceptible IDH1 mutation who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy. We are still evaluating ivosidenib in other clinical trials for the treatment of IDH1 mutant-positive cancers. Our ability to generate product revenue from TIBSOVO® will depend heavily on our successful development and commercialization of the product.
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
A key element of our strategy is to identify and test compounds that target cellular metabolism and adjacent areas of biology in a variety of different types of hematologic malignancies, solid tumors and RGDs, as well as in immune cells for the treatment of cancer. A significant portion of the research that we are conducting involves new compounds and drug discovery methods, including our proprietary technology. The drug discovery that we are conducting using our proprietary technology may not be successful in identifying compounds that are useful in treating cancer or RGDs. In addition, our efforts in the emerging field of metabolic immuno-oncology may not be as successful as our efforts to date in cancer metabolism and RGDs. Furthermore, our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:
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
We, and any collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. In June 2018 Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML, which it subsequently withdrew in December 2019. In December 2018, we submitted an MAA to the EMA for TIBSOVO® for the treatment of adult patients with IDH1 mutant-positive R/R AML and we plan to submit an sNDA for TIBSOVO® for previously treated IDH1 mutant-positive cholangiocarcinoma to the FDA by the end of 2020. However, we can provide no assurance that we will successfully submit such sNDA, or any NDA for any of our other product candidates, or that any MAA, NDA or sNDA submitted by us or Celgene will receive regulatory approval on the timeframe we expect, or at all.
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
Furthermore, we rely on CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. Our or our collaborators’ inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.
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
It is possible that the FDA or EMA may refuse to accept for substantive review any NDA, sNDA or MAA that we and/or Celgene submit for our product candidates, or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates. If the FDA or EMA does not accept or approve our applications for any of our product candidates, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA- or

EMA-required trials or studies, approval of any applications that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA or EMA to approve our applications. For example, Celgene withdrew its MAA with the EMA for IDHIFA® for IDH2 mutant-positive AML in December 2019. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us or Celgene from commercializing our product candidates, generating revenue and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for our product candidates, which could significantly harm our business.
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
We have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved medicine for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to other third parties. Although we have established sales and marketing capabilities to support our co-promotion efforts for IDHIFA® and our sales of TIBSOVO®, we will need to further build our sales and marketing infrastructure to sell, or participate in sales activities with our collaborators for, our other product candidates if and when they are approved, including, for example, to support the potential approval of one or more product candidates in the EU.
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
The development and commercialization of new drug products is highly competitive. We face competition with respect to our current products and product candidates, and we and our collaborators will face competition with respect to any product candidates that we or they may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates, such as AML and high risk myelodysplasia. For example, Jazz Pharmaceuticals plc, Abbvie Inc. (in collaboration with Roche Holdings Inc.), Novartis International AG, Pfizer, Inc. and Astellas Pharma Inc. are each marketing therapies to treat AML, Acceleron Pharma Inc. and bluebird bio, Inc. are each marketing therapies to treat beta thalassemia, and a number of other biotechnology companies have product candidates in clinical development in similar indications as ours. Some competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches, for example, in the area of RGDs. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.
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
There are also a number of product candidates in preclinical or clinical development by third parties to treat hematologic malignancies, solid tumors and RGDs by targeting similar mechanisms of action as our product candidates. These companies include large pharmaceutical companies, such as AstraZeneca plc, Bayer, Daiichi Sankyo, Eli Lilly and Company, Roche and its subsidiary Genentech, Inc., GlaxoSmithKline plc, Merck, and Pfizer, as well as biotechnology companies of various sizes, such as Forma, ASLAN, Clear Creek Bio, IDEAYA, PTC and Rocket Pharma. In addition, there are several companies developing immunotherapies, including metabolic immunotherapies, targeting cancer, including AstraZeneca; BeiGene, Ltd.; Bristol-Myers Squibb Company; GlaxoSmithKline; Genentech; and Merck. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
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
If a material breach of our security or that of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose business and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely
Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.
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
We also face the risk that Celgene could determine to reprioritize its commercial or development programs and reduce or terminate its efforts on the development or commercialization of IDHIFA®. For example, Bristol-Myers Squibb, or BMS, acquired Celgene in November 2019. BMS may not retain and motivate key personnel who are important to the continued development of the programs under our agreements with Celgene. In addition, BMS could determine to reprioritize Celgene’s development programs such that it ceases to diligently pursue the development of our programs, and/or cause the agreements between Celgene and us to terminate.
If we or Celgene experience significant delays or an inability to successfully develop and continue to commercialize IDHIFA® (enasidenib), our business would be materially harmed.
The failure to maintain the CStone Agreement or the failure of CStone to perform its obligations under the CStone Agreement, could negatively impact our business prospects in the CStone Territory.
In June 2018, we entered into the CStone Agreement, for the development and commercialization of ivosidenib, either as monotherapy or in combination with other therapies, in the CStone Territory. Pursuant to the CStone Agreement, CStone will be responsible for the development and commercialization of ivosidenib in the CStone Territory. Our ability to generate royalty and milestone revenue under the CStone Agreement is dependent on CStone’s performance of its obligations under the agreement. We cannot control the amount and timing of resources that CStone will dedicate to these efforts.
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
•CStone may fail to provide us with timely and accurate information regarding development, sales and marketing activities or supply forecasts, which could adversely impact our ability to comply with our obligations to CStone, as well as our ability to generate accurate financial forecasts; and
•Business combinations, significant changes in CStone’s business strategy, or the impact of public health epidemics, such as the coronavirus currently impacting China and elsewhere, may adversely affect CStone’s ability or resources available to perform its obligations under the CStone Agreement.
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
•If present or future collaborators of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated. For example, BMS may not retain and motivate key personnel who are important to the continued development of the programs under our agreements with Celgene. In addition, BMS could determine to reprioritize Celgene’s development programs such that it ceases to diligently pursue the development of our programs, and/or cause the agreements between Celgene and us to terminate.
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
Public health epidemics, such as the coronavirus currently impacting China and elsewhere, may impact the ability of our existing or future manufacturers to perform their obligations to us.
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
Assuming the other requirements for patentability are met, prior to March 2013, in the United States, the first to make the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. Beginning in March 2013, the United States transitioned to a first inventor to file system in which, assuming the other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent. We may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize medicines without infringing third-party patent rights.
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
Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We have in the past and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our medicines and technology, including interference proceedings before the USPTO. For example, in 2011, The Leonard and Madlyn Abramson Family Cancer Research Institute at the Abramson Cancer Center of the University of Pennsylvania initiated a lawsuit against us, one of our founders, Craig B. Thompson, M.D., and Celgene, alleging misappropriation of intellectual property and, in 2012, the Trustees of the University of Pennsylvania initiated a similar lawsuit against us and Dr. Thompson. Each of these lawsuits was settled in 2012. We are not aware of any other legal proceedings having been filed against us to date. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we or one of our collaborators are found to infringe a third party’s intellectual property rights, we or they could be required to obtain a license from such third party to continue developing and marketing our medicines and technology. However, we or our collaborators may not be able to obtain any required license on commercially reasonable terms or at all. Even if we or our collaborators were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. We or our collaborators could be forced, including by court order, to cease developing and commercializing the infringing technology or medicine. In addition, we or our collaborators could be found liable for monetary damages. A finding of infringement could prevent us or our collaborators from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we or our collaborators have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.
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
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and comparable regulatory authorities in other countries. With the exception of IDHIFA® and TIBSOVO®, we and our collaborators have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML which it subsequently withdrew in December 2019. We submitted an MAA to the EMA for TIBSOVO® for the treatment of adult patients with IDH1 mutant-positive R/R AML. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process.
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
In order to market and sell our medicines in the EU and many other jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. For example, Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML, which it subsequently withdrew in December 2019. We submitted an MAA to the EMA for TIBSOVO® for the treatment of adult patients with IDH1 mutant-positive R/R AML, Celgene or we may not be successful in obtaining EMA approval of IDHIFA® or TIBSOVO®, respectively, on a timely basis, or ever. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our medicines in any market.
Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the EU on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the United Kingdom and the EU have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached. Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption. The Prime Minister has also indicated that the United Kingdom will not accept high regulatory alignment with the EU.
Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of our product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or EU for our product candidates, which could significantly and materially harm our business.
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
While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA. For example, with enactment of the Tax Cuts and Jobs Act of 2017 or TCJA, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.
On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration thereafter represented to the Court of Appeals considering this judgment that it does not oppose the lower court's ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump Administration argued in support of upholding the lower court decision. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the current administration issued a plan to lower drug prices. Under this blueprint for action, the current administration indicated that the Department of Health and Human Services, or HHS, will take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies, advance biosimilars and generics to boost price competition, evaluate the inclusion of prices in drug makers’ ads to enhance price competition, speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers, avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid, work to give Medicare Part D plan sponsors more negotiation power with drug makers, examine which Medicare Part B drug prices could be negotiated by Medicare Part D plans, improve the design of the Medicare Part B Competitive Acquisition Program, update Medicare’s drug-pricing dashboard to increase transparency, prohibit Medicare Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance, and require that Medicare Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).
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
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods, fires and public health epidemics, such as the coronavirus currently impacting China and elsewhere.
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
The trading price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since January 1, 2015 the price of our common stock on the Nasdaq Global Select Market has ranged from $28.36 per share to $138.85 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:
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
As of December 31, 2019, our executive officers, directors and a small group of stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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
Under Section 382 of the Internal Revenue Code of 1986, as amended, if a company undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. Our prior equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. We completed a review of our changes in ownership through December 31, 2019, and determined that we did not have a qualified ownership change since our last review as of December 31, 2018. We do not expect that this or any previous changes of ownership will result in our net operating loss carryforwards or certain other tax attributes expiring unutilized. Future ownership changes under Section 382 may limit the amount of net operating loss and tax credit carryforwards that we could potentially utilize to reduce future tax liabilities.

The comprehensive tax reform bill could adversely affect our business and financial condition.
On December 22, 2017, President Trump signed into law the TCJA which significantly revised the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the federal tax law remains uncertain and our business and financial condition could be adversely affected. In addition, how various states will respond to the TCJA continues to be uncertain. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We currently lease approximately 146,000 square feet at 88 Sidney Street, 43,000 square feet at 64 Sidney Street, and 13,000 square feet at 38 Sidney Street, Cambridge, Massachusetts. All leases, as amended, expire on February 29, 2028. At the end of the initial lease period, we have the option to extend the leases at all facilities for two consecutive five year periods at the fair market rent at the time of the extension.
We believe our existing facilities are adequate for our current needs and that additional space will be available in the future on commercially reasonable terms as needed.

Item 3. Legal Proceedings
As of December 31, 2019, we were not a party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “AGIO” since July 24, 2013. Prior to that time, there was no public market for our common stock.
Holders
As of February 13, 2020, there were approximately 16 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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
The following graph compares the performance of our common stock to the NASDAQ Composite Index and the NASDAQ Biotechnology Index from December 31, 2014 through December 31, 2019. The comparison assumes $100 was invested after the market closed on December 31, 2014 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers
Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any repurchases of shares of our common stock during the fourth quarter of 2019.

Item 6. Selected Consolidated Financial Data
You should read the following selected historical consolidated financial data along with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes thereto contained in this Annual Report on Form 10-K. The following selected financial information included in the tables below are derived from our consolidated financial statements. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

Selected Consolidated Financial Data

	Years Ended December 31,
(in thousands, except shares and per share amounts)	2019	2018	2017 (1)	2016 (1)	2015 (1)
Results of Operations
Total revenue	$117,912	$94,387	$43,011	$69,892	$59,119
Total cost and expenses (3)	544,245	456,866	363,805	270,877	177,819
Loss from operations	(426,333)	(362,479)	(320,794)	(200,985)	(118,700)
Net loss	$(411,472)	$(346,028)	$(314,670)	$(198,471)	$(117,732)
Net loss per share – basic and diluted	$(6.86)	$(6.03)	$(6.75)	$(5.07)	$(3.15)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	59,994,539	57,418,300	46,587,631	39,126,400	37,429,262
Financial Position at Year End:
Cash, cash equivalents and marketable securities	$717,806	$805,421	$567,750	$573,564	$375,907
Operating lease assets (2)	93,643	—	—	—	—
Total assets (2)	890,741	858,457	614,397	619,094	420,065
Deferred revenue	61,513	92,519	163,640	190,210	24,364
Operating lease liabilities (2)	112,716	—	—	—	—
Total liabilities (2)	250,213	170,920	238,894	260,503	74,947
Total stockholders’ equity (2)	$640,528	$687,537	$375,503	$358,591	$345,118
(1) Amounts prior to 2018 do not reflect the impact of the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), in the first quarter of 2018 under the modified retrospective method. See Note 2. Summary of Significant Accounting Policies to the consolidated financial statements in this Annual Report on 10-K for additional information.

(2) Amounts prior to 2019 do not reflect the impact of the adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), in the first quarter of 2019 under the optional transition method. See Note 2. Summary of Significant Accounting Policies to the consolidated financial statements in this Annual Report on 10-K for additional information.

(3) Expense is net of $7,811, $19,714, and $25,713 of cost reimbursement from related party for the years ended December 31, 2017, 2016 and 2015, respectively.

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
Overview
We are a biopharmaceutical company committed to the fundamental transformation of patients’ lives through scientific leadership in the field of cellular metabolism and adjacent areas of biology, with the goal of creating differentiated, small molecule medicines for patients in the areas of hematologic malignancies, solid tumors and rare genetic diseases, or RGDs. To address these focus areas, we take a systems biology approach to deeply understand disease states, drive the discovery and validation of novel therapeutic targets, and define patient selection strategies, thereby increasing the probability that our experimental medicines will have the desired therapeutic effect.
Our wholly-owned product, TIBSOVO® (ivosidenib) is an oral targeted inhibitor of the mutated isocitrate dehydrogenase 1, or IDH1 enzyme. TIBSOVO® is the first and only U.S. Food and Drug Administration, or FDA-approved therapy for the treatment of adult patients with (i) relapsed or refractory acute myeloid leukemia, or R/R AML, with a susceptible IDH1 mutation as detected by an FDA-approved test (approved by the FDA in July 2018) and (ii) newly diagnosed AML with a susceptible IDH1 mutation as detected by an FDA-approved test who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy (approved by the FDA in May 2019). In December 2018, we submitted an Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for TIBSOVO® for the treatment of adult patients with R/R AML with an IDH1 mutation. In addition, we are currently evaluating ivosidenib in the clinical trials described below.
Our other marketed product is IDHIFA® (enasidenib), an oral targeted inhibitor of the mutated isocitrate dehydrogenase 2, or IDH2 enzyme and the first and only FDA-approved therapy for patients with R/R AML and an IDH2 mutation. In August 2017, the FDA granted our collaboration partner Celgene approval of IDHIFA® for the treatment of adult patients with R/R AML and an IDH2, mutation as detected by an FDA-approved test. We are eligible to receive royalties at tiered low-double digit to mid-teen percentage rates on any net sales of IDHIFA® and have exercised our rights to provide up to one-third of the field-based commercialization efforts in the United States. In June 2018, Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML which it subsequently withdrew in December 2019. In addition, we and Celgene are currently evaluating enasidenib in the clinical trials described below.
Our pre-commercial clinical cancer product candidates are vorasidenib, AG-270, and AG-636.
Vorasidenib is an orally available, selective brain-penetrant pan-IDH mutant inhibitor. We are developing vorasidenib for the treatment of IDH mutant-positive low grade glioma and are currently evaluating vorasidenib in the clinical trials described below.
AG-270 is an orally available selective potent inhibitor of methionine adenosyltransferase 2a, or MAT2A. We are currently evaluating AG-270 in a phase 1 dose-escalation and expansion trial in multiple tumor types carrying a methylthioadenosine phosphorylase, or MTAP, deletion, described below.
AG-636 is an inhibitor of the metabolic enzyme dihydroorotate dehydrogenase, or DHODH. We are currently evaluating AG-636 in the phase 1 dose-escalation trial in lymphoma described below.
The lead product candidate in our RGD portfolio, mitapivat, is an activator of both wild-type and mutant pyruvate kinase-R for the potential treatment of hemolytic anemias. We are currently evaluating mitapivat for the treatment of pyruvate kinase, or PK, deficiency, thalassemia and sickle cell disease, or SCD, in the clinical trials described below.
In addition to the aforementioned development programs, we are seeking to advance a number of early-stage discovery programs in our focus areas of malignant hematology, solid tumors and RGDs based on our scientific leadership in the field of cellular metabolism and adjacent areas of biology.
Collaboration and License Agreements
Celgene Corporation
To date, our revenue has primarily been generated from our collaboration agreements with Celgene, or collectively, the Collaboration Agreements. Celgene is a related party through ownership of our common stock. In April 2010, we entered into a discovery and development collaboration and license agreement focused on cancer metabolism, or the 2010 Agreement. The 2010 Agreement was amended in October 2011 and July 2014. In April 2015, we entered into a joint worldwide development and profit share collaboration and license agreement with Celgene, and our wholly owned subsidiary, Agios International Sarl, entered into a collaboration and license agreement with Celgene International II Sarl, or collectively, the AG-881 Agreements, to establish a worldwide collaboration focused on the development and commercialization of vorasidenib products. The AG-881 Agreements were terminated effective September 4, 2018. In May 2016, we entered into a master research and collaboration agreement with Celgene, or the 2016 Agreement. Refer to Item 1, Business, and Note 11. Collaboration and License Agreements, to the consolidated financial statements in this Annual Report on Form 10-K for additional discussion of the Collaboration Agreements.
CStone Agreement
In June 2018, we entered into an exclusive license agreement with CStone Pharmaceuticals, or the CStone Agreement, for the development and commercialization of certain products containing ivosidenib in mainland China, Hong Kong, Macau, and Taiwan for therapeutic uses in humans, excluding brain cancer, unless added by us in our sole discretion. We retain development and commercialization rights for the rest of the world. Refer to Item 1, Business and Note 11. Collaboration and License Agreements, to the consolidated financial statements in this Annual Report on Form 10-K for additional discussion of the CStone Agreement.
Financial Operations Overview
General
Since inception, our operations have primarily focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials and marketing our approved products. To date, we have financed our operations primarily through funding received from our various collaboration agreements discussed above, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings.
Additionally, since inception, we have incurred significant operating losses. Our net losses were $411.5 million, $346.0 million and $314.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $1,516.1 million. We expect to continue to incur significant expenses and net losses until such time we are able to report profitable results. Our net losses may fluctuate significantly from year to year. We anticipate that our expenses will increase significantly as we continue to advance and expand clinical development activities for our lead programs: ivosidenib, enasidenib, vorasidenib, mitapivat, AG-270, and AG-636; continue to discover and validate novel targets and drug product candidates; expand and protect our intellectual property portfolio; and hire additional commercial, development and scientific personnel.
Revenue
Our wholly owned product, TIBSOVO®, received approval from the FDA on July 20, 2018 for the treatment of adult patients with R/R AML with susceptible IDH1 mutation. Upon FDA approval of TIBSOVO® in the U.S., we began generating product revenue from sales of TIBSOVO®. We sell TIBSOVO® to a limited number of specialty distributors and specialty pharmacy providers in the U.S., or collectively, the Customers. These Customers subsequently resell TIBSOVO® to pharmacies or dispense directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of TIBSOVO®. For further discussion of our revenue recognition policy, see Note 2, Summary of Significant Accounting Polices and Note 10, Product Revenue, to the consolidated financial statements in this Annual Report on Form 10-K.
We also recognize collaboration revenue from our agreements with Celgene and CStone, and royalty revenue from Celgene on sales of IDHIFA®.
In the future, we expect to continue to generate revenue from a combination of product sales, royalties on product sales, cost reimbursements, milestone payments, and upfront payments to the extent we enter into future collaborations or licensing agreements.
Cost of Sales
Cost of sales consists primarily of manufacturing costs for sales of TIBSOVO®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of TIBSOVO® recorded during the years ended December 31, 2019 and December 31, 2018, respectively, were expensed prior to July 20, 2018 and, therefore, are not included in costs of sales during the years ended December 31, 2019 or 2018, respectively.
Research and development expenses
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as our product candidate development programs progress. However, the successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development and commercialize these product candidates. We are also unable to positively predict when future net cash inflows will commence from TIBSOVO® (ivosidenib), IDHIFA® (enasidenib), vorasidenib, mitapivat, AG-270, AG-636, or any of our other product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:
•establishing an appropriate safety profile with an investigational new drug application, or IND, and/or new drug application, or NDA, enabling toxicology and clinical studies;
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
The following summarizes our most advanced programs:
Ivosidenib (mutant IDH1 inhibitor)
Ivosidenib is an orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapy for the treatment of patients with cancers that harbor IDH1 mutations. We hold worldwide development and commercial rights to ivosidenib and have licensed certain development and commercialization rights to ivosidenib in mainland China, Hong Kong, Macau, and Taiwan to CStone, pursuant to an exclusive license agreement with CStone, or the CStone Agreement, discussed more fully above. We will fund the future development and commercialization costs related to this program with the exception of development and commercialization activities of CStone under the CStone Agreement. Mutations in IDH1 have been identified in difficult to treat hematologic and solid tumor cancers, including AML, MDS, cholangiocarcinoma and low grade glioma, where both the treatment options and prognosis for patients are poor.
In July 2018, the FDA approved TIBSOVO® for the treatment of adult patients with R/R AML and a susceptible IDH1 mutation. The FDA's approval of TIBSOVO® in R/R AML was based on clinical data from a phase 1 open-label, single-arm, multicenter dose-escalation and expansion trial of adult patients with advanced R/R AML and an IDH1 mutation. In December 2018, we submitted an MAA to the EMA for TIBSOVO® for the treatment of adult patients with R/R AML. In May 2019, the FDA approved our sNDA to update the U.S. Prescribing Information for TIBSOVO® to include patients with newly diagnosed AML with a susceptible IDH1 mutation as detected by an FDA-approved test who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy. The FDA granted orphan drug designation for ivosidenib for the treatment of cholangiocarcinoma, granted Breakthrough Therapy designation for ivosidenib in combination with azacitidine for the treatment of newly diagnosed AML with an IDH1 mutation in adult patients who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy, and granted Breakthrough Therapy designation for ivosidenib for the treatment of adult patients with relapsed or refractory MDS with a susceptible IDH1 mutation as detected by an FDA-approved test.
We are evaluating ivosidenib in the following clinical trials:
Hematologic Malignancies
•A phase 1b, multicenter, international, open-label clinical trial, to evaluate safety and clinical activity of ivosidenib or enasidenib in combination with induction and consolidation therapy in patients with newly diagnosed AML with an IDH1 or IDH2 mutation who are eligible for intensive chemotherapy. This trial has completed enrollment.
•A phase 1/2 frontline combination clinical trial, conducted by Celgene, of either ivosidenib or enasidenib in combination with VIDAZA® (azacitidine) in newly diagnosed AML patients not eligible for intensive chemotherapy. The trial has completed enrollment.
•AGILE, a global, registration-enabling phase 3 clinical trial, combining ivosidenib and VIDAZA® (azacitidine) in newly diagnosed AML patients with an IDH1 mutation who are ineligible for intensive chemotherapy. The trial is enrolling patients and we expect to complete enrollment in 2020.
•HO150/AMLSG29, an intergroup sponsored, global, registration-enabling phase 3 trial, supported in collaboration with Celgene, combining ivosidenib or enasidenib with standard induction and consolidation chemotherapy in frontline AML patients with an IDH1 or IDH2 mutation. The trial is currently enrolling patients.
•A phase 1 multicenter, open-label, dose-escalation and expansion clinical trial, designed to assess its safety, clinical activity and tolerability as a single agent in patients with advanced hematologic malignancies with an IDH1 mutation. The trial recently reopened enrollment of its relapsed or refractory MDS arm, for which we expect to complete enrollment in 2020.
Solid Tumors
•A phase 1 multicenter, open-label, dose-escalation and expansion clinical trial, designed to assess its safety, clinical activity and tolerability as a single agent in patients with advanced solid tumors with an IDH1 mutation, including glioma, cholangiocarcinoma, and chondrosarcoma. The trial has completed enrollment.
•ClarIDHy, a registration-enabling phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial of ivosidenib in previously-treated patients with nonresectable or metastatic cholangiocarcinoma with an IDH1 mutation. The primary endpoint of the trial was met and we expect to file an sNDA with the FDA for TIBSOVO® in cholangiocarcinoma by year-end 2020.
Enasidenib (mutant IDH2 inhibitor)
Enasidenib is an orally available, selective, potent inhibitor of the mutated IDH2 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH2 mutations, including those with AML, who have a historically poor prognosis. In August 2017, the FDA granted Celgene approval of IDHIFA® for the treatment of adult patients with R/R AML and an IDH2 mutation. In June 2018, Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML, which it subsequently withdrew in December 2019.
In addition to the clinical trials discussed above, enasidenib is also being evaluated by Celgene in IDHENTIFY, an international phase 3, multi-center, open-label, randomized clinical trial designed to compare the efficacy and safety of enasidenib versus conventional care regimens in patients 60 years or older with IDH2 mutant-positive AML that is refractory to or relapsed after second- or third-line therapy. This trial has completed enrollment.
Vorasidenib: brain penetrant pan-IDH program
Vorasidenib is an orally available, selective, brain-penetrant, pan-IDH mutant inhibitor. In connection with the termination of the AG-881 Agreements discussed above, Celgene is eligible to receive royalties from us at a low single-digit percentage rate on worldwide net sales of products containing vorasidenib.
We are evaluating vorasidenib in the following clinical trials:
•A phase 1 multi-center, open-label clinical trial of vorasidenib in patients with advanced IDH1 or IDH2 mutant-positive solid tumors, including glioma. The trial has completed enrollment.
•A perioperative study with ivosidenib and vorasidenib in low grade glioma to further investigate their effects on brain tumor tissue. The trial has completed enrollment.
•INDIGO, a registration-enabling phase 3 clinical trial of vorasidenib in low-grade (grade 2) glioma with an IDH1 or IDH 2 mutation. The trial is enrolling patients.

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
We are evaluating mitapivat in the following clinical trials:
•DRIVE PK, a global phase 2, first-in-patient, open-label safety and efficacy clinical trial of mitapivat in adult, transfusion-independent patients with PK deficiency. This trial has completed enrollment.
•ACTIVATE-T, a single arm, global, pivotal trial of mitapivat in up to 40 regularly-transfused patients with PK deficiency. The trial has completed enrollment.
•ACTIVATE, a 1:1 randomized, placebo-controlled, global, pivotal trial of mitapivat in approximately 80 patients with PK deficiency who do not receive regular transfusions. The trial has closed enrollment.
•A phase 2, open-label safety and efficacy clinical trial of mitapivat in approximately 20 adult patients with non-transfusion-dependent thalassemia. The trial is currently enrolling patients.
•In addition, in collaboration with the National Institutes of Health, or NIH, we are evaluating mitapivat in patients with SCD pursuant to a cooperative research and development agreement.
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
We are evaluating AG-270 in a phase 1 trial in multiple tumor types carrying an MTAP deletion. The first part of the trial, which is complete, is a single agent dose-escalation phase in which cohorts of patients received ascending doses of AG-270 to determine the pharmacokinetics, pharmacodynamics and optimal dose, and schedule. The next phase of development, which was initiated in September 2019, is evaluating AG-270 in combination with taxanes in two areas of high unmet needs. One arm of the study will test AG-270 in combination with docetaxel in MTAP-deleted non-small cell lung cancer and the other arm will test AG-270 in combination with nab-paclitaxel and gemcitabine in MTAP-deleted pancreatic ductal adenocarcinoma. Both combination arms have initiated and are enrolling patients.
AG-636: Targeting DHODH for the treatment of hematologic malignancies
We have discovered a lineage-specific dependence on DHODH in hematologic malignancies, particularly AML and diffuse large B-cell lymphoma. DHODH catalyzes a critical step in the biosynthesis of pyridimidines, which are critical for the production of RNA and DNA. We believe that DHODH inhibition will be differentiated from standard-of-care therapies, both by exhibiting activity in cancers that are resistant to standard-of-care chemotherapeutics and through a mechanism of anti-tumor effect that combines cell growth arrest and cellular differentiation.
We are evaluating AG-636, an inhibitor of DHODH, licensed to us from Aurigene Discovery Technologies Limited in a phase 1 dose-escalation trial in subjects with advanced lymphomas. This trial is currently enrolling patients.
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

We anticipate that our selling, general and administrative expenses will increase in the future to support continued research and development, and commercialization activities, including the potential commercialization of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses.
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
While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.
Revenue Recognition
We adopted Accounting Standards Codification 606, Revenue from Contracts with Customers, or ASC 606, effective January 1, 2018 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Accounting Standards Codification 605, Revenue Recognition, or ASC 605.
We applied the practical expedient that permits aggregating the effect of all contract modifications that occurred prior to January 1, 2018. No other practical expedients were used.
Under ASC 606, revenue is recognized when the customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that have been determined to be within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.
This new revenue standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.
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
Collaboration Revenue
We apply the provisions of ASC 808, Collaborative Arrangements, when accounting for our collaboration agreements. We evaluate the presentation of amounts due from our collaborative partners associated with activities in the collaborative arrangement based on the nature of each activity. For transactions with customers, we have reported revenues and costs in accordance with ASC 606, Revenue from Contracts with Customers, ASC 606-10-55-36 through 55-40, Principal versus Agent Considerations. We recognize revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that have been determined to be within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract based on the relative standalone selling prices of the goods or services provided; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.
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
The transaction price for each collaboration agreement is determined based on the amount of consideration we expect to be entitled to for satisfying all performance obligations within the agreement. Significant judgment may be required in determining the amount of variable consideration to be included in the transaction price. We use the most likely amount and expected value methods to determine variable consideration and will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
As part of the initial accounting for these arrangements, we must develop assumptions that require judgment to determine the standalone selling price, or SSP, for each performance obligation identified in the contract. We use these key assumptions to determine the SSP, which include forecast of revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.
We recognize the transaction price allocated to upfront license payments as revenue upon delivery of the license to the customer and resulting ability of the customer to use and benefit from the license, if the license is determined to be distinct from the other performance obligations identified in the contract. If the license is not considered to be distinct from the other performance obligations, we exercise judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied (i) at a point in time, but only for licenses determined to be distinct from other performance obligations in the contract, or (ii) over time; and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from license payments. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.
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
Milestone Revenue (variable consideration)
Many of our collaboration agreements also entitle us to additional payments upon the achievement of performance-based milestones. These milestones are generally categorized into three types: development milestones, which are generally based on the initiation of clinical trials; regulatory milestones, which are generally based on the submission, filing or approval of regulatory applications such as an NDA in the U.S.; and sales-based milestones, which are generally based on meeting specific thresholds of sales in certain geographic areas during a specified period. Upfront and ongoing development milestones that we receive pursuant to our collaboration agreements are not subject to refund if the development activities are not ultimately successful.
For each collaboration agreement that provides for development milestone payments, we evaluate whether it is probable that the consideration associated with each milestone will not be subject to a significant reversal in the cumulative amount of revenue recognized. Amounts that meet this threshold are included in the transaction price using the most likely amount method, whereas amounts that do not meet this threshold are considered constrained and excluded from the transaction price until they meet this threshold. Milestones tied to regulatory approval, and therefore not within our control, are considered constrained until such approval is received. At the end of each subsequent reporting period, we re-evaluate the probability of a significant reversal of the cumulative revenue recognized for our milestones, and, if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues from collaborators and loss in the period of adjustment. For arrangements that include sales-based milestone or royalty payments based on the level of sales, and in which the license is deemed to be the predominant item to which the sales-based milestone or royalties relate to, we recognize revenue in the period in which the sales-based milestone is achieved and in the period in which the sales associated with the royalty occur.
Product Revenue - Prior to ASC 606 Adoption
We did not have any product sales for the year ended December 31, 2017. Therefore, there was no impact to our revenue recognition model from the adoption of ASC 606.
Collaboration Revenue - Prior to ASC 606 Adoption
Revenue for the year ended December 31, 2017 was recognized under ASC 605. Accordingly, revenue was recognized for each unit of accounting when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.
Amounts received prior to satisfying the revenue recognition criteria were recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date were classified as current and amounts not expected to be recognized as revenue within the 12 months following the balance sheet date were classified as non-current.
We accounted for collaboration agreements with Celgene under ASC 605-25, Revenue Recognition — Multiple-Element Arrangements, or ASC 605-25. The arrangement consideration was allocated to each unit of accounting based on the relative selling price, using our best estimate of selling price of each unit of accounting, if vendor specific objective evidence or third-party evidence was not available. We recognized revenue for the units of accounting as our obligation under the agreement was satisfied.
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
Accrued research and development expenses
As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. Certain service providers invoice us in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to: (i) CROs and other third parties in connection with clinical studies and preclinical development activities; (ii) investigative sites in connection with clinical studies; and (iii) third parties related to product manufacturing, development and distribution of clinical supplies.
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
Stock-based compensation
We account for stock-based compensation awards in accordance with ASC 718, Compensation –Stock Compensation. For stock-based awards granted to employees, non-employees and members of the board of directors for their services and for participation in our employee stock purchase plan, we estimate the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires us to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock.
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
Results of Operations
Certain prior-year amounts have been reclassified to conform with current presentation.
Comparison of years ended December 31, 2019, 2018 and 2017
Total Revenue

(In thousands)	2019	2018	2017 (1)
Revenues:
Product revenue, net	$59,851	$13,841	$—
Collaboration revenue – related party	39,257	60,661	41,074
Collaboration revenue – other	8,262	12,670	—
Royalty revenue – related party	10,542	7,215	1,937
Total revenue	$117,912	$94,387	$43,011
(1) Amounts prior to 2018 do not reflect the impact of the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), in the first quarter of 2018 under the modified retrospective method. See Note 2. Summary of Significant Accounting Policies to the consolidated financial statements in this Annual Report on Form 10-K for additional information.
Total Revenue – 2019 vs 2018 – The increase in Total Revenue of $23.5 million in 2019 compared to 2018 was primarily due to an increase in product revenue of $46.0 million partially offset by a decrease in collaboration revenue - related party of $21.4 million. The increase in product revenue related to a full year of sales of TIBSOVO® in 2019 as compared to a partial year of sales in 2018. The decrease in collaboration revenue-related party was primarily due to the $15.0 million milestone payment related to Celgene's filing of an MAA to the EMA for IDHIFA® for IDH2 mutant-positive R/R AML in 2018.
Total Revenue – 2018 vs. 2017 – The increase in Total Revenue of $51.4 million in 2018 compared to 2017 was primarily due to $13.8 million of product revenue, $19.6 million of collaboration revenue – related party, and $12.7 million of collaboration revenue – other. The increase in product revenue related to sales of our first commercial product, TIBSOVO®, in the U.S. beginning on July 20, 2018. The increase in collaboration revenue – related party included a $15.0 million milestone payment related to Celgene's filing of an MAA to the EMA for IDHIFA® for IDH2 mutant-positive R/R AML. The increase in collaboration revenue – other was primarily due to revenue recognition under the CStone Agreement, which was entered into in 2018.
Total Operating Expenses

(In thousands)	2019	2018	2017 (1)
Cost and expenses:
Cost of sales	$1,317	$1,397	$—
Research and development (2)	410,894	341,324	292,681
Selling, general and administrative	132,034	114,145	71,124
Total Operating Expenses	$544,245	$456,866	$363,805
(1) Amounts prior to 2018 do not reflect the impact of the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), in the first quarter of 2018 under the modified retrospective method. See Note 2. Summary of Significant Accounting Policies to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

(2) Total research and development expenses are net of cost reimbursements from related party of $0, $0, and $7,811 for the years ended December 31, 2019, 2018 and 2017, respectively.
Total Operating Expenses – 2019 vs 2018 – The increase in Total Operating Expenses of $87.4 million in 2019 compared to 2018 was primarily due to an increase of $69.6 million in research and development expenses, which is described below under Research and Development Expenses. In addition, we expect cost of sales to increase moderately in 2020 as we have depleted our finished goods inventory that was expensed prior to receiving FDA approval of TIBSOVO®.
Total Operating Expenses – 2018 vs. 2017 – The increase in Total Operating Expenses of $93.1 million in 2018 compared to 2017 was primarily due to an increase of $48.6 million in research and development expenses and an increase of $43.0 million in selling, general and administrative expenses. The increase in selling, general and administrative expenses was primarily due to higher expenses of $27.3 million related to supporting our commercial organization for commercialization of TIBSOVO® as of July 20, 2018. The increase in research and development expenses was primarily due to an increase of $52.3 million in outside services; both of which include cost reimbursements recorded as a reduction of research and development expenses. See the Research and Development Expenses table below for additional details on expense drivers.
Research and Development Expenses
Our research and development expenses, by major program, are outlined in the table below:

(In thousands)	2019	2018	2017 (1)
IDH1 inhibitor (ivosidenib)	$79,087	$74,600	$81,640
IDH2 inhibitor (enasidenib)	3,983	4,140	3,340
Pan IDH inhibitor (vorasidenib (AG-881))	23,060	7,005	1,137
PKR activator (mitapivat)	47,481	31,254	19,445
MAT2A inhibitor (AG-270)	11,058	9,656	9,603
DHODH inhibitor (AG-636)	8,663	4,428	3,999
Other research and platform programs	44,057	36,507	17,638
Total direct research and development expenses	217,389	167,590	136,802
Compensation and related expenses	144,888	135,227	119,186
Facilities and IT related expenses & other	48,617	38,507	36,693
Total indirect research and development expenses	193,505	173,734	155,879
Total research and development expense	$410,894	$341,324	$292,681
(1) Total research and development expenses are net of cost reimbursements from related party of $0, $0, and $7,811 for the years ended December 31, 2019, 2018 and 2017, respectively.
Total Research and development Expenses – 2019 vs 2018 – The increase in research and development expenses of $69.6 million in 2019 compared to 2018 was primarily due to a $49.8 million increase in our direct expenses and a $19.8 million increase in our indirect expenses. The increase in direct expenses of $49.8 million was primarily due to a $16.2 million increase for mitapivat driven by continuing enrollment and ongoing trial activities for ACTIVATE, ACTIVATE-T, DRIVE PK and related rollover studies, a $16.1 million increase for vorasidenib (AG-881) driven by clinical start up activities for the phase 3 INDIGO trial including clinical diagnostic costs, and research support activities including clinical pharmacology studies, and a $7.6 million increase in other research and platform program expenses driven by our other research programs due to the ongoing progression of our product pipeline. The increase in indirect expenses of $19.8 million was primarily due to a $10.1 million increase in facility and IT related expenses primarily driven by the new leasing space that we entered into in 2019 and associated costs and a $9.7 million increase in employee related expenses driven by additional hiring during the year to support increased clinical program activity.
Total Research and development Expenses – 2018 vs. 2017 -
•Ivosidenib costs decreased compared to the prior period as prior period costs included manufacturing expenses associated with our initial commercial inventory as part of our NDA submission in December 2017.
•Enasidenib costs increased as a result of increased internal and external expenses related to our ongoing phase 1b frontline combination trial development work.
•Vorasidenib (AG-881) overall costs decreased as our phase 1 trial in patients with advanced IDH1 or IDH2 mutant-positive hematologic malignancies and our phase 1 trial in IDH1 or IDH2 mutant-positive advanced solid tumors, including glioma, both completed their dose escalation portions. Cost reimbursements for vorasidenib (AG-881) were recognized as revenue in 2018 and as a reduction of R&D expenses in 2017.
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

Interest Income

(In thousands)	2019	2018	2017
Interest income, net	$14,861	$16,451	$6,124
Interest Income – 2019 vs 2018 – The decrease in interest income in 2019 compared to 2018 is primarily driven by lower investment balances in 2019 due to lower interest earned on investments. The lower interest earned on investments in 2019 was primarily due to the amount and timing of the receipt of funds of $277.2 million in November 2019 from a follow-on common stock offering compared to $516.2 million in January 2018 from a follow-on common stock offering.
Interest Income – 2018 vs. 2017 - The increase in interest income in 2018 compared to 2017 is primarily driven by higher investment balances due to higher interest earned on investments. The higher interest earned on investments in 2018 was primary due to the amount and timing of the receipt of funds of $516.2 million in January 2018 from a follow-on common stock offering compared to $270.2 million in April 2017 from a follow-on common stock offering
Loss from Operations and Net Loss

(In thousands)	2019	2018	2017 (1)
Loss from operations	$(426,333)	$(362,479)	$(320,794)
Net loss	(411,472)	(346,028)	(314,670)
(1) Amounts prior to 2018 do not reflect the impact of the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), in the first quarter of 2018 under the modified retrospective method. See Note 2. Summary of Significant Accounting Policies to the consolidated financial statements in this Annual Report on Form 10-K for additional information.
Loss from operations and net loss – 2019 vs 2018 – The increase in loss from operations and net loss in 2019 compared to 2018 is primarily driven by higher operating expenses as described above in Total Operating Expenses.
Loss from operations and net loss – 2018 vs. 2017 - The increase in loss from operations and net loss in 2018 compared to 2017 is primarily driven by higher operating expenses as described above in Total Operating Expenses.
Liquidity and Capital Resources
Sources of liquidity
Since our inception, and through December 31, 2019, we have funded our operations through upfront, milestone, extension, cost reimbursement and royalty payments related to our collaboration agreements, product sales, proceeds received from our issuance of preferred stock, our initial public offering and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings.
In November 2019, we completed a public offering of 9,487,500 shares of common stock at an offering price of $31.00 per share. We received net proceeds from this offering of $277.2 million, after deducting underwriting discounts and commissions paid by us, certain of which are subject to reimbursement.
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

Cash flows
The following table provides information regarding our cash flows for the years ended December 31, 2019, 2018 and 2017:

(In thousands)	2019	2018	2017
Net cash used in operating activities	$(370,622)	$(304,421)	$(285,232)
Net cash provided by (used in) investing activities	91,440	(273,825)	(57,908)
Net cash provided by financing activities	289,611	546,024	285,110
Net change in cash and cash equivalents	$10,429	$(32,222)	$(58,030)
Net cash used in operating activities
During the year ended December 31, 2019, we received $60.7 million from product sales of TIBSOVO®, $19.1 million in cost reimbursements and royalty payments under our collaboration agreement with Celgene, and a $5.0 million milestone payment under the CStone Agreement. The significant increase in product sales of TIBSOVO® was primarily due to having a full year of sales in 2019. These amounts were offset by increased operating expenses that related to increases in clinical study costs due to advancements in our most advanced product candidates, commercialization efforts, expanded facilities and increased staffing needs due to our expanding operations.
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
Net cash provided by (used in) investing activities
The cash provided by investing activities for the year ended December 31, 2019 was primarily the result of lower purchases of marketable securities than proceeds from maturities and sales of marketable securities, offset by $12.2 million in purchases of property and equipment.
The cash used in investing activities for the year ended December 31, 2018 was primarily the result of higher purchases of marketable securities than proceeds from maturities and sales of marketable securities, and $7.0 million in purchases of property and equipment.
The cash used in investing activities for the year ended December 31, 2017 was primarily the result of higher purchases of marketable securities than proceeds from maturities and sales of marketable securities, in addition to $4.6 million for purchases of property and equipment.
Net cash provided by financing activities
The cash provided by financing activities for the year ended December 31, 2019 was primarily the result of proceeds of $277.2 million from the November 2019 follow-on public offering, net of underwriting discounts and commissions, as well as proceeds of $12.5 million received from stock option exercises and purchases made pursuant to our employee stock purchase plan.
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
We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2019, together with anticipated product and royalty revenue, anticipated interest income and anticipated expense reimbursements under our collaboration agreements, but excluding any additional collaboration-related payments, will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2021. Our future capital requirements will depend on many factors, including:
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed potential external source of funds other than our collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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
Contractual Obligations
The following table summarizes our significant contractual obligations as of the payment due date by period at December 31, 2019:

	Payments due by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$145,072	$13,242	$31,153	$36,786	$63,891
Manufacturing arrangements	5,269	1,205	4,064	—	—
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
Other than the specific payments noted in the table of contractual obligations, we are obligated to make future milestone and royalty payments under our global license agreement with Aurigene, or the Aurigene Agreement. Financial terms of the Aurigene Agreement include potential future milestone payments of up to $15.0 million if we achieve certain development and regulatory milestones and low single-digit royalties on net product sales, if any. During the year ended December 31, 2019, upon initiation of the first phase 1 clinical trial for DHODH, we made a milestone payment of $2.0 million. We do not expect to make any milestone payments during the next 12 months.
In addition, we are also party to other license agreements which include contingent payments. However, contingent payments related to these license agreements are not disclosed as the satisfaction of these contingent payments is uncertain at December 31, 2019 and, if satisfied, the timing of payment for these amounts was not reasonably estimable at December 31, 2019. Commitments related to the license agreements include contingent payments that will become payable if and when certain development, regulatory and commercial milestones are achieved. During the next 12 months, we do not expect to make milestone payments related to such license agreements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of December 31, 2019, we had cash, cash equivalents and marketable securities of $717.8 million, consisting primarily of investments in U.S. Treasuries, certificates of deposit, and government and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point increase in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs and CMOs that are located in Asia and Europe that are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2019 and December 31, 2018, we had minimal or no liabilities denominated in foreign currencies.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2019, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(1)   Financial Statements
The following documents are included on pages F-1 through F-37 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)   Financial Statement Schedules
Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.
(3)   Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-36014	July 30, 2013	3.1
3.2	Second Amended and Restated By-Laws	8-K	001-36014	December 19, 2018	3.1
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-189216	June 24, 2013	4.1
4.2	Second Amended and Restated Investor Rights Agreement dated as of November 16, 2011	S-1	333-189216	June 10, 2013	4.2
4.3	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934					X
10.1#	2007 Stock Incentive Plan	S-1	333-189216	June 10, 2013	10.1
10.2#	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-189216	June 10, 2013	10.2
10.3#	Form of Nonstatutory Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-189216	June 10, 2013	10.3
10.4#	2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.4
10.5#	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.5
10.6#	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.6
10.7#	2013 Employee Stock Purchase Plan	S-1	333-189216	June 24, 2013	10.7
10.8#	Letter Agreement, dated as of July 22, 2010, between the Registrant and Scott Biller, Ph.D.	S-1	333-189216	July 11, 2013	10.10

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
10.9	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-189216	July 11, 2013	10.12
10.10#	Letter Agreement, dated as of April 1, 2014, between the Registrant and Christopher Bowden, Ph.D.	10-K	001-36014	February 26, 2016	10.13
10.11†	Discovery and Development Collaboration and License Agreement, dated as of April 14, 2010, as amended on October 3, 2011, between the Registrant and Celgene Corporation	S-1	333-189216	July 16, 2013	10.14
10.12†	Third Amendment to Discovery and Development Collaboration and License Agreement, dated July 14, 2014 between the Registrant and Celgene Corporation	10-K	001-36014	February 24, 2015	10.15
10.13	Common Stock Purchase Agreement, dated as of July 16, 2013, between the Registrant and Celgene Alpine Investment Co., LLC	S-1	333-189216	July 16, 2013	10.15
10.14	Lease, dated as of September 15, 2014, between the Registrant and Forest City 88 Sidney, LLC	8-K	001-36014	September 19, 2014	10.1
10.15	First Amendment to Lease for 88 Sidney Street, dated as of November 21, 2014, between the Registrant and Forest City 88 Sidney, LLC	8-K	001-36014	November 26, 2014	10.1
10.16#	Summary Description of Annual Cash Incentive Program	10-Q	001-36014	May 11, 2015	10.1
10.17	Second Amendment to Lease for 88 Sidney Street, dated July 20, 2015, by and between the Registrant and Forest City 88 Sidney Street, LLC	8-K	001-36014	July 23, 2015	10.1
10.18†	Collaboration and License Agreement by and between the Registrant and Celgene Corporation Re: AGI-23088 for the US Territory, dated as of April 27, 2015	10-Q	001-36014	August 7, 2015	10.1
10.19†	Collaboration and License Agreement by and between Agios International Sarl and Celgene International II Sarl Re: AGI-23088 for the ROW Territory, dated as of April 27, 2015	10-Q	001-36014	August 7, 2015	10.2
10.20#	Form of Performance Share Unit Agreement under 2013 Stock Incentive Plan	10-K	001-36014	February 26, 2016	10.25
10.21#	Severance Benefits Plan	8-K	001-36014	April 22, 2016	10.1
10.22†	Master Research and Collaboration Agreement, dated May 17, 2016, by and among the Registrant, Celgene Corporation and Celgene RIVOT Ltd.	10-Q	001-36014	August 8, 2016	10.1
10.23#	Letter Agreement between the Registrant and Andrew Hirsch, effective August 11, 2016	8-K	001-36014	August 16, 2016	99.2
10.24	Lease, dated as of November 17, 2017, between the Registrant and UP 64 Sidney Street, LLC	8-K	001-36014	November 22, 2017	10.1

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
10.25	Third Amendment to Lease for 88 Sidney Street, dated November 17, 2017, by and between the Registrant and Forest City 88 Sidney Street, LLC	8-K	001-36014	November 22, 2017	10.2
10.26	First Amendment of Lease, dated April 11, 2018, by and between UP 64 Sidney Street, LLC and Agios Pharmaceuticals. Inc.	8-K	001-36014	April 13, 2018	10.1
10.27#	Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan (for employees)	10-Q	001-36014	May 4, 2018	10.1
10.28†	License Agreement, dated June 25, 2018, by and between Agios Pharmaceuticals, Inc. and CStone Pharmaceuticals	10-Q	001-36014	August 2, 2018	10.2
10.29#	Amended and Restated Letter Agreement, dated as of August 30, 2018, between the Registrant and David P. Schenkein, M.D.	10-Q	001-36014	November 1, 2018	10.1
10.30#	Letter Agreement, dated as of August 30, 2018, between the Registrant and Jacqualyn A. Fouse, Ph.D.	10-Q	001-36014	November 1, 2018	10.2
10.31#	Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan (for directors)	10-K	001-36014	February 14, 2019	10.32
10.32	Lease, dated as of April 11, 2019, by and between the Registrant and Thirty-Eight Sidney Street Limited LLC	10-Q	001-36014	August 1, 2019	10.1
10.33	Fourth Amendment to Lease, dated as of April 11, 2019, by and between the Registrant and Forest City 88 Sidney Street, LLC	10-Q	001-36014	August 1, 2019	10.2
10.34	Third Amendment of Lease, dated as of April 11, 2019, by and between the Registrant and UP 64 Sidney Street, LLC	10-Q	001-36014	August 1, 2019	10.3
10.35#	Letter Agreement, dated as of September 17, 2019, between the Registrant and Jonathan Biller					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

#	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
*	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGIOS PHARMACEUTICALS, INC.

February 19, 2020	By:	/s/ Jacqualyn A. Fouse
Jacqualyn A. Fouse, Ph.D. Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jacqualyn A. Fouse	Chief Executive Officer and Director (Principal executive officer)	February 19, 2020
Jacqualyn A. Fouse, Ph.D.
/s/ Andrew Hirsch	Chief Financial Officer (Principal financial officer)	February 19, 2020
Andrew Hirsch
/s/ Carman Alenson	Vice President of Accounting, Treasury and Tax (Principal accounting officer)	February 19, 2020
Carman Alenson
/s/ Paul J. Clancy	Director	February 19, 2020
Paul J. Clancy
/s/ Ian Clark	Director	February 19, 2020
Ian Clark
/s/ Kaye Foster	Director	February 19, 2020
Kaye Foster
/s/ Maykin Ho	Director	February 19, 2020
Maykin Ho, Ph.D.
/s/ John M. Maraganore	Director	February 19, 2020
John M. Maraganore, Ph.D.
/s/ David Scadden	Director	February 19, 2020
David Scadden, M.D.
/s/ David P. Schenkein	Director	February 19, 2020
David P. Schenkein, M.D.

Agios Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Agios Pharmaceuticals, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Agios Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue from contracts with customers in 2018.
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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue recognition – Celgene Collaboration Agreement Research and Development Services Recognized Under an Input Method
As described in Notes 2 and 11 to the consolidated financial statements, the Company recognizes revenue arising from collaboration agreements with Celgene. A significant portion of revenue generated from the Company’s collaboration agreements with Celgene relates to the provision of research and development services whereby revenue is recognized under an input method using the ratio of effort incurred to date compared to the total estimated effort required to complete the performance obligation. The calculation of the total estimated effort includes the total amount of forecasted costs associated with the completion of discovery, pre-clinical or clinical trials, as well as the assumed timing of these activities and estimated patient populations. Such cost estimates include forecasted direct labor and material costs, subcontractor costs, and external contract research organization costs. Research and development services revenue recognized from the collaboration with Celgene were $36.0 million during the year-ended December 31, 2019.
The principal considerations for our determination that performing procedures relating to revenue recognition – Celgene collaboration agreement research and development services recognized under an input method – is a critical audit matter are there was significant judgment and estimation by management in determining the total estimated effort required to complete the performance obligation, specifically the estimation of forecasted direct labor and material costs, and external contract research organization costs. This in turn led to a high degree of auditor judgment, effort and subjectivity in performing procedures and in evaluating audit evidence relating to the cost estimates made by management.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the revenue recognized for research and development services, controls over the costs incurred to date for each performance obligation, and controls over the inputs and assumptions used to estimate the total effort required to complete each performance obligation. These procedures also included, among others, testing the actual costs incurred to date for each identified performance obligation, and evaluating and testing management’s process for estimating total costs to complete each performance obligation which included evaluating the reasonableness of management’s estimates of total forecasted direct labor and materials costs and total external contract research organization costs. Evaluating the reasonableness of the assumptions used involved evaluating the appropriateness of changes to management’s estimates of total costs to complete and performing a comparison of management’s prior period cost estimates to actual costs incurred.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 19, 2020

We have served as the Company’s auditor since 2017.

Agios Pharmaceuticals, Inc.
Consolidated Balance Sheets

(In thousands) December 31:	2019	2018
Assets
Current assets:
Cash and cash equivalents	$80,931	$70,502
Marketable securities	483,946	514,800
Accounts receivable, net	8,952	5,076
Collaboration receivable – related party	1,539	2,462
Collaboration receivable – other	1,928	670
Royalty receivable – related party	2,900	2,234
Inventory	7,331	869
Prepaid expenses and other current assets	24,177	17,167
Total current assets	611,704	613,780
Marketable securities	152,929	220,119
Operating lease assets	93,643	—
Property and equipment, net	31,472	24,320
Financing lease assets	993	—
Other non-current assets	—	238
Total assets	$890,741	$858,457
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,896	$17,880
Accrued expenses	53,142	42,147
Deferred revenue – related party	10,933	32,710
Operating lease liabilities	6,642	—
Deferred rent	—	766
Financing lease liabilities	273	—
Total current liabilities	92,886	93,503
Deferred revenue, net of current portion – related party	50,580	59,809
Operating lease liabilities, net of current portion	106,074	—
Deferred rent, net of current portion	—	17,608
Financing lease liabilities, net of current portion	673	—
Total liabilities	250,213	170,920
Commitments and contingent liabilities (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized and 68,401,105 and 58,218,653 shares issued and outstanding at December 31, 2019 and 2018, respectively	68	58
Additional paid-in capital	2,156,363	1,794,283
Accumulated other comprehensive income (loss)	202	(2,171)
Accumulated deficit	(1,516,105)	(1,104,633)
Total stockholders’ equity	640,528	687,537
Total liabilities and stockholders’ equity	$890,741	$858,457
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Operations

(In thousands, except share and per share data) Years Ended December 31:	2019	2018	2017
Revenues:
Product revenue, net	$59,851	$13,841	$—
Collaboration revenue – related party	39,257	60,661	41,074
Collaboration revenue – other	8,262	12,670	—
Royalty revenue – related party	10,542	7,215	1,937
Total revenue	117,912	94,387	43,011
Cost and expenses:
Cost of sales	1,317	1,397	—
Research and development (1)	410,894	341,324	292,681
Selling, general and administrative	132,034	114,145	71,124
Total cost and expenses	544,245	456,866	363,805
Loss from operations	(426,333)	(362,479)	(320,794)
Interest income, net	14,861	16,451	6,124
Net loss	$(411,472)	$(346,028)	$(314,670)
Net loss per share – basic and diluted	$(6.86)	$(6.03)	$(6.75)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	59,994,539	57,418,300	46,587,631
(1) Total research and development expenses are net of cost reimbursements from related party of $0, $0, and $7,811 for the years ended December 31, 2019, 2018 and 2017, respectively.

See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss

(In thousands) Years Ended December 31:	2019	2018	2017
Net loss	$(411,472)	$(346,028)	$(314,670)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	2,373	(782)	(1,076)
Comprehensive loss	$(409,099)	$(346,810)	$(315,746)
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	Amount
Balance at December 31, 2016	42,220,444	$42	$842,013	$(313)	$(483,151)	$358,591
Unrealized loss on available-for-sale securities	—	—	—	(1,076)	—	(1,076)
Net loss	—	—	—	—	(314,670)	(314,670)
Stock-based compensation expense	—	—	47,809	—	—	47,809
Issuance of common stock under stock incentive and employee stock purchase plans	797,629	1	14,189	—	—	14,190
Issuance of common stock for follow-on offering	5,808,080	6	270,244	—	—	270,250
Other	—	—	649	—	(240)	409
Balance at December 31, 2017	48,826,153	$49	$1,174,904	$(1,389)	$(798,061)	$375,503
Unrealized loss on available-for-sale securities	—	—	—	(782)	—	(782)
Net loss	—	—	—	—	(346,028)	(346,028)
Adjustment to beginning accumulated deficit resulting from adoption of ASC 606	—	—	—	—	39,456	39,456
Stock-based compensation expense	—	—	73,357	—	—	73,357
Issuance of common stock under stock incentive and employee stock purchase plans	1,239,514	1	30,215	—	—	30,216
Issuance of common stock for follow-on offering	8,152,986	8	516,198	—	—	516,206
Other	—	—	(391)	—	—	(391)
Balance at December 31, 2018	58,218,653	$58	$1,794,283	$(2,171)	$(1,104,633)	$687,537
Unrealized gain on available-for-sale securities	—	—	—	2,373	—	2,373
Net loss	—	—	—	—	(411,472)	(411,472)
Stock-based compensation expense	—	—	72,373	—	—	72,373
Issuance of common stock under stock incentive and employee stock purchase plans	694,952	1	12,515	—	—	12,516
Issuance of common stock for follow-on offering	9,487,500	9	277,192	—	—	277,201
Other	—	—	—	—	—	—
Balance at December 31, 2019	68,401,105	$68	$2,156,363	$202	$(1,516,105)	$640,528
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows

(In thousands) Years Ended December 31:	2019	2018	2017
Operating activities
Net loss	$(411,472)	$(346,028)	$(314,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,087	7,172	6,432
Stock-based compensation expense	72,373	73,357	47,809
Net accretion of discount on marketable securities	(3,195)	(3,837)	(11)
Loss on disposal of property and equipment	1,052	20	40
Non-cash operating lease expense	8,532	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,876)	(5,076)	—
Collaboration receivable – related party	923	(14)	2,438
Collaboration receivable – other	(1,258)	(670)	—
Royalty receivable – related party	(666)	(1,012)	(1,222)
Inventory	(6,462)	(869)	—
Prepaid expenses and other current and non-current assets	(7,742)	1,148	(3,600)
Accounts payable	3,716	(5,488)	5,329
Accrued expenses	7,233	8,623	1,522
Deferred revenue – related party	(31,006)	(31,665)	(26,570)
Operating lease liabilities	(6,861)	—	—
Deferred rent	—	(82)	(2,729)
Net cash used in operating activities	(370,622)	(304,421)	(285,232)
Investing activities
Purchases of marketable securities	(488,566)	(933,320)	(688,702)
Proceeds from maturities and sales of marketable securities	592,177	666,481	635,421
Purchases of property and equipment	(12,171)	(6,986)	(4,627)
Net cash provided by (used in) investing activities	91,440	(273,825)	(57,908)
Financing activities
Payments on financing lease obligations	(113)	—	—
Proceeds from public offering of common stock, net of reimbursements	277,201	516,206	270,250
Reimbursement (payment) of public offering costs	—	(391)	638
Net proceeds from stock option exercises and employee stock purchase plan	12,523	30,209	14,222
Net cash provided by financing activities	289,611	546,024	285,110
Net change in cash and cash equivalents	10,429	(32,222)	(58,030)
Cash and cash equivalents at beginning of the period	70,502	102,724	160,754
Cash and cash equivalents at end of the period	$80,931	$70,502	$102,724
Supplemental disclosure of non-cash investing and financing transactions:
Additions to property and equipment in accounts payable and accrued expenses	$5,168	$1,106	$1,011
Proceeds from stock option exercises in other current assets	$—	$7	$—
Operating lease liabilities arising from obtaining operating lease assets	$42,322	$—	$—
Financing lease liabilities arising from obtaining financing lease assets	$1,052	$—	$—
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
Note 1. Nature of Business
References to Agios
Throughout this Annual Report on Form 10-K, “we,” “us,” and “our,” and similar expressions, except where the context requires otherwise, refer to Agios Pharmaceuticals, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of Agios Pharmaceuticals, Inc.
Overview
We are a biopharmaceutical company committed to the fundamental transformation of patients’ lives through scientific leadership in the field of cellular metabolism and adjacent areas of biology, with the goal of creating differentiated, small molecule medicines for patients in the areas of hematologic malignancies, solid tumors and rare genetic diseases, or RGDs. To address these focus areas, we take a systems biology approach to deeply understand disease states, drive the discovery and validation of novel therapeutic targets, and define patient selection strategies, thereby increasing the probability that our experimental medicines will have the desired therapeutic effect. We are located in Cambridge, Massachusetts.
Our wholly-owned product, TIBSOVO® (ivosidenib) is an oral targeted inhibitor of the mutated isocitrate dehydrogenase 1, or IDH1 enzyme. TIBSOVO® is the first and only U.S. Food and Drug Administration, or FDA-approved therapy for the treatment of adult patients with (i) relapsed or refractory acute myeloid leukemia, or R/R AML, with a susceptible IDH1 mutation as detected by an FDA-approved test (approved by the FDA in July 2018) and (ii) newly diagnosed AML with a susceptible IDH1 mutation as detected by an FDA-approved test who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy (approved by the FDA in May 2019). In December 2018, we submitted an Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for TIBSOVO® for the treatment of adult patients with R/R AML with an IDH1 mutation.
Our other marketed product is IDHIFA® (enasidenib), an oral targeted inhibitor of the mutated isocitrate dehydrogenase 2, or IDH2 enzyme and the first and only FDA-approved therapy for patients with R/R AML and an IDH2 mutation. In August 2017, the FDA granted our collaboration partner Celgene approval of IDHIFA® for the treatment of adult patients with R/R AML and an IDH2, mutation as detected by an FDA-approved test. We are eligible to receive royalties at tiered low-double digit to mid-teen percentage rates on any net sales of IDHIFA® and have exercised our rights to provide up to one-third of the field-based commercialization efforts in the United States. In June 2018, Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML which it subsequently withdrew in December 2019.
Our pre-commercial clinical cancer product candidates are vorasidenib, AG-270, and AG-636.
Vorasidenib is an orally available, selective brain-penetrant pan-IDH mutant inhibitor. We are developing vorasidenib for the treatment of IDH mutant-positive low grade glioma and are currently evaluating vorasidenib in clinical trials.
AG-270 is an orally available selective potent inhibitor of methionine adenosyltransferase 2a, or MAT2A. We are currently evaluating AG-270 in a phase 1 dose-escalation and expansion trial in multiple tumor types carrying a methylthioadenosine phosphorylase, or MTAP, deletion.
AG-636 is an inhibitor of the metabolic enzyme dihydroorotate dehydrogenase, or DHODH. We are currently evaluating AG-636 in the phase 1 dose-escalation trial in lymphoma.
The lead product candidate in our RGD portfolio, mitapivat, is an activator of both wild-type and mutant pyruvate kinase-R for the potential treatment of hemolytic anemias. We are currently evaluating mitapivat for the treatment of pyruvate kinase, or PK, deficiency, thalassemia and sickle cell disease, or SCD, in clinical trials.
In addition to the aforementioned development programs, we are seeking to advance a number of early-stage discovery programs in our focus areas of malignant hematology, solid tumors and RGDs based on our scientific leadership in the field of cellular metabolism and adjacent areas of biology.
We are subject to risks common to companies in our industry including, but not limited to, uncertainties relating to conducting clinical research and development, the manufacture and supply of products for clinical and commercial use, obtaining and maintaining regulatory approvals and pricing and reimbursement for our products, market acceptance, managing global growth and operating expenses, availability of additional capital, competition, obtaining and enforcing patents, stock price volatility, dependence on collaborative relationships and third-party service providers, dependence on key personnel, potential litigation, product liability claims and government investigations.

Liquidity
In November 2019, we completed a public offering of 8,250,000 shares of common at an offering price of $31.00 per share. We received net proceeds from this offering of $241.0 million, after deducting underwriting discounts and commissions paid by us. In addition, we granted the underwriters the right to purchase up to an additional 1,237,500 shares of common stock, which was exercised in November 2019, resulting in additional net proceeds to us of $36.2 million, after underwriting discounts and commissions. After giving effect to the full exercise of the over-allotment option, the number of shares sold by us in the public offering totaled 9,487,500 shares, and net proceeds to us totaled $277.2 million, after underwriting discounts and commissions.
As of December 31, 2019, we had cash, cash equivalents and marketable securities of $717.8 million. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities to be sufficient to fund current operations for at least the next twelve months from the issuance of the financial statements. If the Company is unable to raise additional funds through equity or debt financings, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.
Note 2. Summary of Significant Accounting Policies
Principles of consolidation
The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries, Agios Securities Corporation, Agios International Sarl, Agios Germany GmbH, Agios Netherlands B.V., and Agios Limited. All intercompany transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP.
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
Marketable securities
Marketable securities at December 31, 2019 and 2018 consisted of investments in certificates of deposit, U.S. Treasuries, government securities and corporate debt securities. We determine the appropriate classification of the securities at the time they are acquired and evaluate the appropriateness of such classifications at each balance sheet date. We classify our marketable securities as available-for-sale pursuant to Accounting Standards Codification, or ASC, 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis.
At December 31, 2019 and 2018, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of one to two years, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and therefore classified as available-for-sale.
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
Our financial assets, which include cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2019 or 2018. Fair value information for these assets, including their classification in the fair value hierarchy is included in Note 3. Fair Value Measurements.
There have been no changes to the valuation methods during the years ended December 31, 2019 and 2018. We evaluate transfers between levels at the end of each reporting period.
The carrying amounts of collaboration receivable – related party, collaboration receivable – other, royalty receivable – related party, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities.
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
We perform an assessment of the recoverability of capitalized inventory during each reporting period and write down any excess and obsolete inventory to its estimated net realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of cost of sales in the consolidated statements of operations. The determination of whether inventory costs will be realizable requires the use of estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required.
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
Property and equipment is stated at cost, and depreciated using the straight-line method over the estimated useful lives of the respective assets:

Years
Laboratory equipment	5
Computer equipment and software	3
Furniture and fixtures	5
Office equipment	5
Leasehold improvements are amortized over the lesser of the remaining lease term or the estimated useful life of the improvement.
Impairment of long-lived assets
We periodically evaluate our long-lived assets for potential impairment in accordance with ASC 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on the undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. We did not recognize any impairment charges through December 31, 2019.
Leases
We determine if an arrangement is a lease at inception. An arrangement is determined to contain a lease if the contract conveys the right to control the use of an identified property or equipment for a period of time in exchange for consideration. If we can benefit from the various underlying assets of a lease on their own or together with other resources that are readily available, or if the various underlying assets are neither highly dependent on nor highly interrelated with other underlying assets in the arrangement, they are considered to be a separate lease component. In the event multiple underlying assets are identified, the lease consideration is allocated to the various components based on each of the component’s relative fair value.
Operating lease assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the leasing arrangement. Operating lease assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, in determining the operating lease liabilities, we use an estimate of our incremental borrowing rate. The incremental borrowing rate is determined using two alternative credit scoring models to estimate our credit rating, adjusted for collateralization. The calculation of the operating lease assets includes any lease payments made and excludes any lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
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
We have not entered into any material short-term leases or financing leases as of December 31, 2019.
Revenue from contracts with customers
On January 1, 2018 we adopted ASC 606, Revenue from Contracts with Customers, under the modified retrospective method. Prior to January 1, 2018 we accounted for the consideration received under the Collaboration Agreements under ASC 605-25, Multiple Element Arrangements.

In adopting ASC 606, we applied the practical expedient that permits aggregating the effect of all contract modifications that occurred prior to January 1, 2018. No other practical expedients were used. Similar to the accounting under ASC 605-25, the 2016 Agreement was determined to be a modification of the 2010 Agreement and the AG-881 Agreements with Celgene.
Revenue is recognized when the customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determined to be within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We will then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
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
Collaboration revenue
We apply the provisions of ASC 808, Collaborative Arrangements, when accounting for our collaboration agreements. We evaluate the presentation of amounts due from our collaborative partners associated with activities in the collaborative arrangement based on the nature of each activity. For transactions with customers, we have reported revenues and costs in accordance with ASC 606, Revenue from Contracts with Customers, ASC 606-10-55-36 through 55-40, Principal versus Agent Considerations. We recognize revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that have been determined to be within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract based on the relative standalone selling prices of the goods or services provided; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.
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
The transaction price for each collaboration agreement is determined based on the amount of consideration we expect to be entitled to for satisfying all performance obligations within the agreement. Significant judgment may be required in determining the amount of variable consideration to be included in the transaction price. We use the expected value methods to determine variable consideration and will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
As part of the initial accounting for these arrangements, we must develop assumptions that require judgment to determine the standalone selling price, or SSP, for each performance obligation identified in the contract. We use these key assumptions to determine the SSP, which include forecast of revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.
We recognize the transaction price allocated to upfront license payments as revenue upon delivery of the license to the customer and resulting ability of the customer to use and benefit from the license, if the license is determined to be distinct from the other performance obligations identified in the contract. If the license is considered to not be distinct from other performance obligations, we exercise judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied (i) at a point in time, but only for licenses determined to be distinct from other performance obligations in the contract, or (ii) over time; and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from license payments. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.
A significant portion of revenue generated from our collaboration agreements with Celgene relates to the provision of research and development services whereby revenue is recognized under an input method using the ratio of effort incurred to date compared to the total estimated effort required to complete the performance obligation. The calculation of the total estimated effort includes the total amount of forecasted costs associated with the completion of discovery, pre-clinical or clinical trials, as well as the assumed timing of these activities and estimated patient populations. Such cost estimates include forecasted direct labor and material costs, subcontractor costs, and external contract research organization, or CRO, costs.
Milestone revenue
Many of our collaboration agreements also entitle us to additional payments upon the achievement of performance-based milestones. These milestones are generally categorized into three types: development milestones, which are generally based on the initiation of clinical trials; regulatory milestones, which are generally based on the submission, filing or approval of regulatory applications such as a new drug application, or NDA, in the U.S.; and sales-based milestones, which are generally based on meeting specific thresholds of sales in certain geographic areas during a specified period. Upfront and ongoing development milestones per our collaboration agreements are not subject to refund if the development activities are not successful.
For each collaboration that includes development milestone payments, we evaluate whether it is probable that the consideration associated with each milestone will not be subject to a significant reversal in the cumulative amount of revenue recognized. Amounts that meet this threshold are included in the transaction price using the most likely amount method, whereas amounts that do not meet this threshold are considered constrained and excluded from the transaction price until they meet this threshold. Milestones tied to regulatory approval, and therefore not within our control, are considered constrained until such approval is received. At the end of each subsequent reporting period, we re-evaluate the probability of a significant reversal of the cumulative revenue recognized for our milestones, and, if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues from collaborators and loss in the period of adjustment. For arrangements that include sales-based milestone or royalty payments based on the level of sales, and in which the license is deemed to be the predominant item to which the sales-based milestone or royalties relate to, we recognize revenue in the period in which the sales-based milestone is achieved and in the period in which the sales associated with the royalty occur.

Adoption of ASC 606
We adopted ASC 606 using the modified retrospective method. Under this method, we recognized the cumulative effect of the change in the opening balance of accumulated deficit in the December 31, 2018 consolidated balance sheet.
In adopting ASC 606, we applied the practical expedient that permits aggregating the effect of all contract modifications that occurred prior to January 1, 2018. No other practical expedients were used.
The impact of the cumulative effect of the accounting changes upon the adoption of the standard is as follows:

(In thousands)	December 31, 2017	Cumulative Effect	January 1, 2018
Deferred revenue – related party, current and net of current portions	$163,640	$(39,456)	$124,184
Accumulated deficit	(798,061)	39,456	(758,605)
The following tables summarize the effects of adopting ASC 606 on our consolidated financial statements:

Consolidated Balance Sheets	December 31, 2018
(In thousands)	Under Topic 606	Under Topic 605	Effect of Change
Accounts receivable, net	$5,076	$5,076	$—
Collaboration receivable – related party	2,462	2,462	—
Collaboration receivable – other	670	230	440
Total current assets	613,780	613,340	440
Total assets	858,457	858,017	440

Deferred revenue – related party	32,710	29,133	3,577
Total current liabilities	93,503	89,926	3,577
Deferred revenue, net of current portion – related party	59,809	101,180	(41,371)
Total liabilities	170,920	208,714	(37,794)
Accumulated deficit	(1,104,633)	(1,142,867)	38,234
Total stockholders’ equity	687,537	649,303	38,234
Total liabilities and stockholders’ equity	858,457	858,017	440

Consolidated Statements of Operations	Year ended December 31, 2018
(In thousands, except per share data)	Under Topic 606	Under Topic 605	Effect of Change
Product revenue, net	$13,841	$13,841	$—
Collaboration revenue – related party	60,661	58,994	1,667
Collaboration revenue – other	12,670	12,230	440
Total revenue	94,387	92,280	2,107
Research and development expense	341,324	337,995	3,329
Total cost and expenses	456,866	453,537	3,329
Loss from operations	(362,479)	(361,257)	(1,222)
Net loss	(346,028)	(344,806)	(1,222)
Net loss per share – basic and diluted	(6.03)	(6.01)	(0.02)

Consolidated Statements of Comprehensive Loss	Year ended December 31, 2018
(In thousands)	Under Topic 606	Under Topic 605	Effect of Change
Net loss	$(346,028)	$(344,806)	$(1,222)
Comprehensive loss	(346,810)	(345,588)	(1,222)

Consolidated Statements of Cash Flows	Year ended December 31, 2018
(In thousands)	Under Topic 606	Under Topic 605	Effect of Change
Net loss	$(346,028)	$(344,806)	$(1,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable, net	(5,076)	(5,076)	—
Collaboration receivable – related party	(14)	(14)	—
Collaboration receivable – other	(670)	(230)	(440)
Deferred revenue – related party	(31,665)	(33,327)	1,662
Cost of Sales
Cost of sales consists primarily of manufacturing costs of TIBSOVO®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of TIBSOVO® recorded during the years ended December 31, 2019 and December 31, 2018 were expensed prior to July 20, 2018 and, therefore, are not included in costs of sales during the years ended December 31, 2019 or 2018.
Research and development costs
Research and development costs, including those accrued as of each balance sheet date, are expensed as incurred. These costs include salaries and personnel-related costs, consulting fees, fees paid for contract research services, fees paid to contract CROs, and other third parties in connection with clinical trials and preclinical development activities, fees paid to investigative sites in connection with clinical studies, the costs associated with the product manufacturing, development, and distribution of clinical supplies, the costs of laboratory equipment and facilities, and other external costs.
Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. Additionally, there may be instances in which payments made to our vendors will exceed the level of services provided, and result in a prepayment of the research and development expense. The capitalized amounts are expensed as the related goods are delivered or the services are performed. We estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly.
Stock-based compensation
We account for stock-based compensation awards in accordance with ASC 718, Compensation –Stock Compensation, or ASC 718. For stock-based awards granted to employees and to members of the board of directors for their services and for participation in our employee stock purchase plan, we primarily estimate the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires us to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, we recognize stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period. For awards subject to both performance and service-based vesting conditions, we recognize stock-based compensation expense over the remaining service period if the performance condition is considered probable of achievement using management’s best estimates.
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
Comprehensive income (loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances, and currently consists of net loss and unrealized gains and losses on available-for-sale securities. Accumulated other comprehensive loss consists entirely of unrealized gains and losses from available-for-sale securities as of December 31, 2019 and 2018.
Net loss per share
Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the dilutive net loss per share calculation, stock options, restricted stock units, performance-based stock units and market-based stock units for which the performance vesting conditions have been met, and employee stock purchase plan shares are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which was codified as ASC 842, Leases, and amended through subsequent ASUs. We adopted ASC 842 effective January 1, 2019 using the optional transition method provided for under ASU 2018-11, Leases (Topic 842): Targeted Improvements, whereby we applied the new lease requirements through a cumulative-effect adjustment, which after completing our implementation analysis, resulted in no material adjustment to our January 1, 2019 beginning accumulated deficit balance. We also elected the package of practical expedients provided for under ASU 2018-11, which allows us not to reassess whether contracts are or contain leases, lease classification, and whether initial direct costs qualify for capitalization. Additionally, as an accounting policy, for our building leases, we chose not to separate the non-lease components from the lease components and, instead, accounted for each non-lease component and lease component as a single component.
We completed our assessment over the impact of the standard and determined that the only material leases that we hold are our building leases. Upon adoption of the standard on January 1, 2019, we recorded operating right of use assets of $59.9 million and operating lease liabilities of $77.3 million on our consolidated balance sheets. Prior periods are presented in accordance with ASC 840, Leases.
Other recent accounting pronouncements
In June 2018, the FASB issued Accounting Standards Update No. 2018-07 – Compensation-Stock Compensation (Topic 718)-Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018. The Company adopted the new standard as of January 1, 2019. There was no material impact to the Company’s consolidated financial position, results of operation, or cash flows.
In December 2019, the FASB issued Accounting Standards Update No. 2019-12 – Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The amendments in ASU 2019-12 are effective for the fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. The Company has early adopted this amendment as of January 1, 2019. There was no material impact to the Company’s consolidated financial position, results of operation, or cash flows.
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
Note 3. Fair Value Measurements
The following table summarizes our cash equivalents and marketable securities measured at fair value and by level (as described in Note 2. Summary of Significant Accounting Policies) on a recurring basis as of December 31, 2019:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$12,568	$36,299	$—	$48,867
Total cash equivalents	12,568	36,299	—	48,867

Marketable securities:
Certificates of deposit	—	—	—	—
U.S. Treasuries	—	214,027	—	214,027
Government securities	—	97,820	—	97,820
Corporate debt securities	—	325,028	—	325,028
Total marketable securities	—	636,875	—	636,875
Total cash equivalents and marketable securities	$12,568	$673,174	$—	$685,742
There were no transfers between Level 1 and Level 2 and we had no financial assets or liabilities that were classified as Level 3 at any point during the year ended December 31, 2019.

Note 4. Marketable Securities
Marketable securities at December 31, 2019 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$—	$—	$—	$—
U.S. Treasuries	178,721	58	(38)	178,741
Government securities	80,228	17	(16)	80,229
Corporate debt securities	224,928	139	(91)	224,976
Total Current	483,877	214	(145)	483,946

Non-current:
U.S. Treasuries	35,296	3	(13)	35,286
Government securities	17,587	14	(10)	17,591
Corporate debt securities	99,913	239	(100)	100,052
Total Non-current	152,796	256	(123)	152,929
Total marketable securities	$636,673	$470	$(268)	$636,875
Marketable securities at December 31, 2018 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$960	$—	$(4)	$956
U.S. Treasuries	231,101	7	(228)	230,880
Government securities	75,335	—	(121)	75,214
Corporate debt securities	208,233	—	(483)	207,750
Total Current	515,629	7	(836)	514,800

Non-current:
U.S. Treasuries	12,202	4	(125)	12,081
Government securities	70,177	10	(188)	69,999
Corporate debt securities	139,082	12	(1,055)	138,039
Total Non-current	221,461	26	(1,368)	220,119
Total marketable securities	$737,090	$33	$(2,204)	$734,919
There were no material realized gains or losses on marketable securities for the years ended December 31, 2019 and 2018.
At December 31, 2019 and 2018, we held 113 and 242 debt securities that were in an unrealized loss position for less than one year, respectively. The aggregate fair value of debt securities in an unrealized loss position at December 31, 2019 and 2018 was $345.7 million and $639.3 million, respectively. There were no individual securities that were in a significant unrealized loss position as of December 31, 2019 and 2018. Given our intent and ability to hold such securities until recovery, and the lack of material change in the credit risk of these investments, we do not consider these marketable securities to be other-than-temporarily impaired as of December 31, 2019 and 2018.

Note 5. Property and Equipment, net
Property and equipment, net consisted of the following at December 31:

(In thousands)	2019	2018
Laboratory equipment	$23,418	$20,165
Computer equipment and software	6,415	5,449
Leasehold improvements	23,879	22,084
Furniture and fixtures	2,101	1,065
Office equipment	589	407
Construction in progress	7,182	1,302
Total property and equipment	63,584	50,472
Less: accumulated depreciation	(32,112)	(26,152)
Total property and equipment, net	$31,472	$24,320
Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $8.0 million, $7.2 million and $6.4 million, respectively.
Note 6. Inventory
Inventory consisted of the following at December 31:

(In thousands)	2019	2018
Raw materials	$180	$—
Work-in-process	6,808	788
Finished goods	343	81
Total Inventory	$7,331	$869
Inventory is related to our approved product, TIBSOVO®. There were no write downs for excess and obsolete inventory during the years ended December 31, 2019, 2018 or 2017.
Note 7. Leases
Our building leases are comprised of office and laboratory space under non-cancelable operating leases. These lease agreements have remaining lease terms of eight years and contain various clauses for renewal at our option. The renewal options were not included in the calculation of the operating lease assets and the operating lease liabilities as the renewal option is not reasonably certain of being exercised. The lease agreements do not contain residual value guarantees. Operating lease costs for the year ended December 31, 2019 were $15.1 million, and cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2019 was $12.8 million.
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
We have not entered into any material short-term leases or financing leases as of December 31, 2019.
In arriving at the operating lease liabilities as of December 31, 2019, we applied the weighted-average incremental borrowing rate of 5.7% over a weighted-average remaining lease term of 8.2 years.

As of December 31, 2019, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter, were as follows:

(In thousands)
2020	$13,242
2021	14,380
2022	16,773
2023	18,126
2024	18,660
Thereafter	63,891
Undiscounted minimum rental commitments	145,072
Interest	(32,356)
Total operating lease liabilities	$112,716
As of December 31, 2018, minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter, were as follows:

(In thousands)
2019	$12,759
2020	13,135
2021	13,473
2022	15,552
2023	17,145
Thereafter	19,223
Total minimum rental commitments	$91,287
Rental expense under these leases, net of tenant improvement reimbursements, amounted to $11.4 million, and $6.0 million for the years ended December 31, 2018 and 2017, respectively. In addition to rent, the leases may require us to pay additional amounts for taxes, insurance, maintenance and other operating expenses.
We provided our landlord a standby letter of credit of $2.9 million as security for our leases. We are not required to maintain any cash collateral for the standby letter of credit.
Note 8. Accrued Expenses
Accrued expenses and other current liabilities consisted of the following at December 31:

(In thousands)	2019	2018
Accrued compensation	$18,982	$20,843
Accrued research and development costs	21,777	14,777
Accrued professional fees	8,335	5,441
Accrued other	4,048	1,086
Total accrued expenses	$53,142	$42,147

Note 9. Commitments and Contingent Liabilities
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
Note 10. Product Revenue
Our wholly owned product, TIBSOVO®, received approval from the FDA on July 20, 2018 for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation. Upon FDA approval of TIBSOVO® in the U.S., we began generating product revenue from U.S. sales of TIBSOVO®.

(In thousands)	2019	2018	2017
Product revenue, net	$59,851	$13,841	$—
The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the year ended December 31, 2019:

(In thousands)	Contractual Adjustments	Government Rebates	Returns	Total
Balance at December 31, 2018	592	325	334	1,251
Current provisions relating to sales in the current year	7,899	2,387	1,464	11,750
Adjustments relating to prior years	8	(41)	—	(33)
Payments/returns relating to sales in the current year	(7,027)	(1,286)	—	(8,313)
Payments/returns relating to sales in the prior years	(598)	(261)	—	(859)
Balance at December 31, 2019	874	1,124	1,798	3,796
The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the year ended December 31, 2018:

(In thousands)	Contractual Adjustments	Government Rebates	Returns	Total
Balance at December 31, 2017	—	—	—	—
Current provisions relating to sales in the current year	1,777	422	334	2,533
Adjustments relating to prior years	—	—	—	—
Payments/returns relating to sales in the current year	(1,185)	(97)	—	(1,282)
Payments/returns relating to sales in the prior years	—	—	—	—
Balance at December 31, 2018	592	325	334	1,251
Total revenue-related reserves for the years ended December 31, 2019 and 2018 above, included in our consolidated balance sheets, are summarized as follows:

(In thousands)	December 31, 2019	December 31, 2018
Reduction of accounts receivable	$540	$326
Component of accrued expenses	3,256	925
Total revenue-related reserves	$3,796	$1,251
The following table presents changes in our contract assets and liabilities during the year ended December 31, 2019:

(In thousands)	December 31, 2018	Additions	Deductions	December 31, 2019
Contract assets
Accounts receivable, net (1)	$5,076	$71,542	$(67,666)	$8,952
(1) Additions to accounts receivable, net relate to amounts billed to Customers for product sales and deductions primarily relate to collection of receivables during the reporting period.

The following table presents changes in our contract assets and liabilities during the year ended December 31, 2018:

(In thousands)	December 31, 2017	Additions	Deductions	December 31, 2018
Contract assets
Accounts receivable, net (1)	$—	$16,374	$(11,298)	$5,076
(1) Additions to accounts receivable, net relate to amounts billed to Customers for product sales and deductions primarily relate to collection of receivables during the reporting period.
Note 11. Collaboration and License Agreements
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
2016 Agreement
In May 2016, we entered into the 2016 Agreement focused on metabolic immuno-oncology, a developing field which aims to modulate the activity of relevant immune cells by targeting critical metabolic nodes, thereby enhancing the immune mediated anti-tumor response. In addition to new programs identified under the 2016 Agreement, both parties also agreed that all future development and commercialization of two remaining cancer metabolism programs discovered under the 2010 Agreement, including AG-270, will now be governed by the 2016 Agreement.
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
Termination of AG-881 Agreements
We and Celgene terminated the AG-881 Agreements, effective as of September 4, 2018. From and after September 4, 2018, we obtained sole global rights to vorasidenib. Neither we nor Celgene will have any further financial obligation under the AG-881 Agreements, including milestones, royalties or other payments, except that (a) Celgene is eligible to receive royalties from us at a low single-digit percentage rate on worldwide net sales of products containing vorasidenib and (b) we and Celgene agreed to split certain agreed-upon worldwide development costs for vorasidenib until December 31, 2018. In addition, for a specified period and subject to specified exceptions, Celgene and its affiliates are prohibited from developing, manufacturing or commercializing any product that inhibits IDH1 at specified levels of binding for any indication and we are prohibited from developing, manufacturing or commercializing vorasidenib in hematologic indications.
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
Collaboration revenue
Performance obligations identified
Upon the adoption of ASC 606 on January 1, 2018, we applied the practical expedient that permits aggregating the effect of all contract modifications that occurred prior to January 1, 2018. No other practical expedients were used. Similar to the accounting under ASC 605-25, the 2016 Agreement was determined to be a modification of the 2010 Agreement and the AG-881 Agreements.
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
The transaction price is calculated as the total amount of consideration to which the Company expects to be entitled to in exchange of transferring the promised goods and services to Celgene, and excludes any amounts of variable consideration that have been constrained (being contingency based development, regulatory and sales based milestones for which the Company cannot assert it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the milestone is subsequently resolved). The transaction price upon the adoption of ASC 606 was comprised of all consideration received to date under the agreements, as well as the estimated amount of research and development cost reimbursements that will be received under the agreement.
The transaction price was subsequently allocated to the individual performance obligations based on their relative standalone selling prices. We developed assumptions that require judgment to determine the stand-alone selling price, or SSP, for each performance obligation identified in the contract. We use key assumptions to determine the SSP, which include forecast of revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.
The satisfied and unsatisfied performance obligations at the time of the adoption of ASC 606, each of which are considered by us to be distinct within the context of the contract, their SSP, the method of recognizing the allocated consideration, and the period through which they are expected to be recognized were as follows:

Performance Obligations	SSP		No. of Performance Obligations	Recognition Method
Fully satisfied at time of adoption
Licenses (1)	$86.7	million	4	Fully satisfied; recognized upon adoption of ASC 606
Research and development services (2)	$350.7	million	10	Fully satisfied; recognized upon adoption of ASC 606
Partially satisfied at time of adoption
Research and development services (2)	$266.6	million	6	Proportionally as services are delivered over the performance period, expected to be through September 2023 (3)
(1) The SSP was developed by probability weighting multiple cash flow scenarios using the income approach. Our management estimates within the models include the expected, probability-weighted net profits from estimated future sales, an estimate of the direct cost incurred to generate future cash flows, a discount rate and other business forecast factors. There are significant judgments and estimates inherent in the determination of the SSP of these performance obligations. These judgments and estimates include assumptions regarding future operating performance, the timelines of the clinical trials and regulatory approvals, and other factors. If different reasonable assumptions are utilized, the SSP and revenue recognized would vary.
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
Remaining performance obligations
As of December 31, 2019, the remaining performance obligations under the Celgene agreements, their SSP, the method of recognizing the allocated consideration, and the period through which they are expected to be recognized are as follows:

Performance Obligations	SSP	No. of Remaining Performance Obligations	Recognition Method
Research and development services	$175.4 million	2	Proportionally as services are delivered over the performance period
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
As of December 31, 2019, the aggregate amount of the transaction price allocated to performance obligations that are partially unsatisfied was $70.0 million. This amount is expected to be recognized as performance obligations are satisfied through September 2023.

Revenue recognition
During the years ended December 31, we recognized the following collaboration revenue:

(In thousands)	2019	2018	2017(1)
Services performed that were considered performance obligations upon the adoption of ASC 606
Licenses	$—	$15,000	$—
On-going research and development services	35,954	40,575	37,953
Committee participation	—	—	167
Services performed that were not considered performance obligations as of the adoption of ASC 606
Development activities	—	1,342	—
Commercialization Activities	3,303	3,744	2,954
Total collaboration revenue - related party	39,257	60,661	41,074
(1) Amounts prior to 2018 do not reflect the impact of the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), in the first quarter of 2018. See Note 2. Summary of Significant Accounting Policies for additional information.

We also recognized certain consideration received from Celgene as a reduction of research and development expenses of zero for 2019 and 2018, respectively and $7.8 million for 2017.
The following table presents changes in our contract assets and liabilities during the year ended December 31, 2019:

(In thousands)	December 31, 2018	Additions	Deductions	December 31, 2019
Contract assets
Collaboration receivable – related party (1)	$2,462	$8,253	$(9,176)	$1,539
Royalty receivable – related party (2)	2,234	10,542	(9,876)	2,900
Contract liabilities
Deferred revenue – related party, current and non-current portions (3)	92,519	4,948	(35,954)	61,513
(1) Additions to collaboration receivables - related party relate to amounts billed to Celgene for reimbursable costs incurred by us during the reporting period. Deductions to receivables relate to collection of receivables during the reporting period.
(2) Additions to receivables relate to amounts billed to Celgene during the reporting period. Deductions to receivables relate to collection of receivables during the reporting period.
(3) Additions to deferred revenue relate to consideration from Celgene during the reporting period. Deductions relate to deferred revenue recognized as revenue during the reporting period.
The following table presents changes in our contract assets and liabilities during the year ended December 31, 2018:

(In thousands)	December 31, 2017	Additions	Deductions	December 31, 2018
Contract assets
Collaboration receivable – related party (1)	$2,448	$28,695	$(28,681)	$2,462
Royalty receivable – related party (2)	1,222	7,087	(6,075)	2,234
Contract liabilities
Deferred revenue – related party, current and non-current portions (3)	163,640	9,237	(80,358)	92,519
(1) Additions to collaboration receivables - related party relate to amounts billed to Celgene for reimbursable costs incurred by us during the reporting period. Deductions to receivables relate to collection of receivables during the reporting period.
(2) Additions to receivables relate to amounts billed to Celgene during the reporting period. Deductions to receivables relate to collection of receivables during the reporting period.
(3) Additions to deferred revenue relate to consideration from Celgene during the reporting period. Deductions relate to deferred revenue recognized as revenue during the reporting period and the cumulative catch-up adjustment recognized upon adoption of ASC 606 on January 1, 2018.

During the years ended December 31, 2019, 2018 and 2017, we recognized the following as revenue due to changes in the contract liability balances:

(In thousands)	2019	2018	2017(1)
Amounts included in the contract liability at the beginning of the period	$31,605	$37,590	$—
Performance obligations satisfied in previous periods	—	469	—
(1) Amounts prior to 2018 do not reflect the impact of the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), in the first quarter of 2018. See Note 2. Summary of Significant Accounting Policies for additional information.
Royalty revenue
During the years ended December 31, 2019, 2018 and 2017, we recognized the following as royalty revenue:

(In thousands)	2019	2018	2017
Royalty revenue – related party	$10,542	$7,215	$1,937
As the underlying performance obligation, or delivery of the enasidenib license, had been satisfied as of June 2014, royalty revenue is recognized as the related sales occur.
Milestone revenue (variable consideration)
At each reporting period we evaluate whether milestones are considered probable of being reached and, to the extent that a significant reversal would not occur in future periods, estimate the amount to be included in the transaction price using the most likely amount method. Milestone payments that are not within our control, such as regulatory approvals, are not considered probable of being achieved and are excluded from the transaction price until those approvals are received.
During the year ended December 31, 2019, we did not receive any milestone payments related to our Celgene Agreements, and all variable consideration relating to the remaining development, regulatory and sales-based milestones that can be earned under the terms of the agreement remain fully constrained.
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
Under the terms of the CStone Agreement, we received an initial upfront payment in the amount of $12.0 million and are entitled to receive up to an additional $407.0 million in milestone payments upon the achievement of certain development, regulatory and sales milestone events. Approximately one third of the milestone payments are related to development and regulatory milestones, half of which are related to ivosidenib in AML and cholangiocarcinoma and the other half are related to brain cancer indications, including glioma. We will also be entitled to receive tiered royalties, ranging from 15% to 19% percent, on annual net sales, if any, of ivosidenib.
CStone is responsible for all costs it incurs in developing, obtaining regulatory approval of, and commercializing ivosidenib in mainland China, Hong Kong, Macau, and Taiwan, as well as certain costs incurred by us.
During the term of the CStone Agreement, each party and its affiliates are prohibited from developing or commercializing any other compound or product that inhibits IDH1 mutations at specified levels of binding, in the case of CStone, anywhere in the world, and in our case, in mainland China, Hong Kong, Macau, and Taiwan.

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
Collaboration revenue
Performance obligations identified
We developed assumptions that require judgment to determine the SSP for each performance obligation identified in the contract. We use key assumptions to determine the SSP, which include forecast of revenues, development timelines, reimbursement rates, discount rates and probabilities of technical and regulatory success.
The satisfied and unsatisfied performance obligations, each of which are considered by us to be distinct within the context of the contract, their SSP, the method of recognizing the allocated consideration, and the period through which they are expected to be recognized are as follows:

Performance Obligations	SSP		No. of Performance Obligation(s)	Recognition Method
Licenses (1)	$16.4	million	1	Fully satisfied; recognized upon delivery of license
Other services (2)	$1.7	million	1	As services are delivered, expected to be through September 2021
(1) The SSP was developed by probability weighting multiple cash flow scenarios using the income approach. Our management estimates within the models include the expected, probability-weighted net profits from estimated future sales, an estimate of the direct costs incurred to generate future cash flows, a discount rate and other business forecast factors. There are significant judgments and estimates inherent in the determination of the SSP of this performance obligation. These judgments and estimates include assumptions regarding future operating performance, the timelines of the clinical trials and regulatory approvals, and other factors. If different reasonable assumptions are utilized, the SSP and revenue recognized would vary.
(2) The SSP was developed using our management’s best estimate of the cost of obtaining these services at arm’s length from a third-party provider.
As of December 31, 2019, the aggregate amount of the transaction price allocated to performance obligations that are partially unsatisfied was $0.4 million. This amount is expected to be recognized as performance obligations are satisfied through September 2021.
Revenue recognition
During the years ended December 31, we recognized the following collaboration revenue:

(In thousands)	2019	2018	2017
Services performed that were considered performance obligations upon contract inception
Licenses	$5,000	$12,440	$—
Other services	235	—	—
Services performed that were not considered performance obligations upon contract inception
Other services	3,027	230	—
Total collaboration revenue - other	$8,262	$12,670	$—

The following table presents changes in our contract assets during the year ended December 31, 2019:

(In thousands)	December 31, 2018	Additions	Deductions	December 31 2019
Contract assets
Collaboration receivable – other (1)	$670	$8,262	$(7,004)	$1,928
(1) Additions to contract assets relate to receivables from CStone and deductions to contract assets relate to collection of receivables during the reporting period.
The following table presents changes in our contract assets during the year ended December 31, 2018:

(In thousands)	December 31, 2017	Additions	Deductions	December 31 2018
Contract assets
Collaboration receivable – other (1)	$—	$12,670	$(12,000)	$670
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
Milestone revenue (variable consideration)
During the year ended December 31, 2019, upon the dosing of the first patient in a local study in a hematological indication in mainland China, we earned and received a milestone payment of $5.0 million, which was recognized as collaboration revenue.
Aurigene Discovery Technologies Limited
In April 2017, we entered into a global license agreement with Aurigene Discovery Technologies Limited, or Aurigene, to research, develop and commercialize small molecule inhibitors for DHODH, or the Aurigene Agreement.
Under the terms of the Aurigene Agreement, Aurigene will provide us exclusive rights to its portfolio of novel small molecules for DHODH. Financial terms of the Aurigene Agreement include a $3.0 million upfront payment and potential future milestone payments of up to $15.0 million if we achieve certain development and regulatory milestones.
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
Initial payment
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
Milestone payments
During the year ended December 31, 2019, we achieved the milestone relating to the initiation of the first phase 1 clinical trial for DHODH, and we made a payment of $2.0 million.
Note 12. Common Stock
We are authorized to issue 125,000,000 shares of our common stock. Holders of common stock are entitled to one vote per share. Additionally, holders of common stock are entitled to receive dividends, if and when declared by our board of directors, and to share ratably in our assets legally available for distribution to our shareholders in the event of liquidation.

Note 13. Share-Based Payments
Stock incentive plans
In June 2013, our Board of Directors adopted and, in July 2013 our stockholders approved, the 2013 Stock Incentive Plan, or the 2013 Plan. The 2013 Plan became effective upon the closing of our initial public offering and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, or RSUs, performance-based stock units, or PSUs, and other stock-based awards to employees, non-employees and non-employee directors. Following the adoption of the 2013 Plan, we granted no further stock options or other awards under the 2007 Stock Incentive Plan, or the 2007 Plan. Any options or awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remain outstanding and effective. As of December 31, 2019, the total number of shares reserved under the 2007 Plan and the 2013 Plan are 9,356,754, and we had 2,127,478 shares available for future issuance under the 2013 Plan.
The 2013 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2014 and continuing until the expiration of the 2013 Plan, equal to the lesser of (i) 2,000,000 shares of common stock, (ii) 4% of the outstanding shares of common stock on such date or (iii) an amount determined by our Board of Directors. On January 1, 2020, the annual increase for the 2013 Plan resulted in an additional 2,000,000 shares authorized for issuance.
Stock options
The following table summarizes the stock option activity of all stock incentive plans for the year ended December 31, 2019:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	5,416,069	$60.10	7.30	$27,941
Granted	1,772,485	53.79
Exercised	(283,200)	32.69
Forfeited/Expired	(703,869)	68.36
Outstanding at December 31, 2019	6,201,485	$58.61	7.09	$28,528
Exercisable at December 31, 2019	3,541,821	$58.90	5.89	$25,258
Vested and expected to vest at December 31, 2019	6,201,485	$58.61	7.09	$28,528
The weighted-average grant date fair value of options granted was $36.44, $53.22 and $35.24 during the years ended December 31, 2019, 2018 and 2017, respectively. The total intrinsic value of options exercised was $6.4 million, $65.1 million and $31.5 million during the years ended December 31, 2019, 2018 and 2017, respectively.
At December 31, 2019, the total unrecognized compensation expense related to unvested stock option awards was $92.3 million, which we expect to recognize over a weighted-average period of approximately 2.54 years.
Restricted stock units
Upon vesting, each RSU entitles the holder to receive a specified number of shares of our common stock. The following table presents RSU activity for the year ended December 31, 2019:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2018	532,144	$75.45
Granted	505,362	54.44
Vested	(166,740)	69.58
Forfeited	(103,813)	71.34
Unvested shares at December 31, 2019	766,953	$63.44
As of December 31, 2019, there was approximately $28.1 million of total unrecognized compensation expense related to RSUs, which we expect to be recognized over a weighted-average period of 1.71 years.

Performance-based stock units
At the achievement of the performance-based and service-based vesting criteria, each PSU entitles the holder to receive a specified number of shares of our common stock. The following table presents PSU activity for the year ended December 31, 2019:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2018	169,031	$52.67
Granted	216,143	55.43
Vested	(167,031)	52.36
Forfeited	—	—
Unvested shares at December 31, 2019	218,143	$55.64
Stock-based compensation expense associated with these PSUs is recognized if the underlying performance condition is considered probable of achievement using our management’s best estimates. As of December 31, 2019, there was approximately $1.5 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered probable of achievement, which we expect to recognize over a weighted-average period of 0.33 years, and $8.0 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered not probable of achievement.
Market-based stock units
The Company has issued certain equity awards that contain market based vesting conditions, in which shares of stock are earned at vesting based on stock price performance. The fair value of MSUs are estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the market condition. The following table presents MSU activity for the year ended December 31, 2019:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2018	—	$—
Granted	42,695	41.50
Unvested shares at December 31, 2019	42,695	$41.50
As of December 31, 2019, there was approximately $0.8 million of total unrecognized compensation expense related to MSUs, which we expect to recognize over the remaining derived service period of 0.72 years.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. We issued 77,981 shares and 53,255 shares during the years ended December 31, 2019 and 2018, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 327,272 shares of our common stock. As of December 31, 2019, we had 82,555 shares available for future issuance under the 2013 ESPP. On January 1, 2020, the annual increase for the 2013 ESPP resulted in an additional 509,091 shares authorized for issuance.

Stock-based compensation expense
During the years ended December 31, 2019, 2018 and 2017, we recorded stock-based compensation expense for employee and non-employee stock options, RSUs, PSUs, ESPP shares and other stock-based awards. Stock-based compensation expense by award type included within the consolidated statements of operations is as follows:

(In thousands)	2019	2018	2017
Stock options	$48,219	$51,460	$43,997
Restricted stock units	19,079	12,032	2,858
Performance-based stock units	2,647	8,717	—
Employee Stock Purchase Plan	1,437	1,148	954
Other stock awards	991	—	—
Total stock-based compensation expense	$72,373	$73,357	$47,809
Expenses related to equity-based awards were allocated as follows in the consolidated statements of operations:

(In thousands)	2019	2018	2017
Research and development expense	$39,029	$41,982	$30,807
Selling, general and administrative expense	33,344	31,375	17,002
Total stock-based compensation expense	$72,373	$73,357	$47,809
No related tax benefits were recognized for the years ended December 31, 2019, 2018 and 2017.
The fair value of each stock option granted to employees and nonemployees is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used in calculating the grant date fair value of the awards:

	2019	2018	2017
Risk-free interest rate	2.32%	2.71%	2.05%
Expected dividend yield	—	—	—
Expected term (in years)	6.06	6.06	6.05
Expected volatility	76.19%	76.62%	77.73%
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
Forfeitures
We account for forfeitures as they occur and, therefore, do not estimate forfeitures.

Note 14. Income Taxes
The domestic and foreign components of loss before income taxes are as follows:

(In thousands)	2019	2018	2017
Domestic	$(432,535)	$(311,159)	$(290,423)
Foreign	21,063	(34,869)	(24,247)
Total	$(411,472)	$(346,028)	$(314,670)
We did not have any provision for income taxes for the years ended December 31, 2019, 2018 and 2017.
A reconciliation of the expected income tax benefit (expense) computed using the federal statutory income tax rate to our effective income tax rate is as follows for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Income tax benefit computed at federal statutory tax rate	21.0%	21.0%	35.0%
State taxes, net of federal benefit	2.8%	0.8%	4.0%
Change in valuation allowance	(27.2)%	(28.4)%	(19.4)%
General business credits and other credits	5.0%	5.7%	10.4%
Permanent differences and other adjustments	(1.3)%	(0.7)%	—%
Incentive stock options	(0.6)%	2.2%	0.3%
Foreign rate differential	0.3%	(0.6)%	(1.6)%
Impact of federal rate change	—%	—%	(28.7)%
Total	—%	—%	—%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for the years ended December 31, 2019 and 2018 are as follows:

(In thousands)	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$294,614	$211,563
Deferred revenue	14,372	21,956
Tax credit carryforwards	141,219	120,605
Purchased intangible assets	14,479	3,204
Stock-based compensation	30,861	27,636
Operating lease liability	27,173	—
Deferred rent	—	4,458
Non-deductible accruals and reserves, including inventory	4,729	4,900
Total deferred tax assets	527,447	394,322
Depreciation and amortization	(2,613)	(3,569)
Operating lease right of use asset	(22,625)	—
Less: valuation allowance	(502,209)	(390,753)
Net deferred taxes	$—	$—
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

As of December 31, 2019, we had net operating loss carryforwards, or NOLs, available to reduce federal, state and foreign income taxes of approximately $1,133.0 million, $877.9 million and $61.9 million, respectively. If not utilized, these NOLs begin to expire in 2033 (for pre-2018 NOLs), 2032 and 2023, respectively. Approximately $669.6 million of federal NOLs can be carried forward indefinitely. At December 31, 2019, we also had available research and development tax credits for federal and state income tax purposes of approximately $31.2 million and $15.0 million, respectively. If not utilized, the credits begin to expire in 2027 and 2020 for federal and state income tax purposes, respectively. We engaged in clinical testing activities and incurred expenses that qualify for the federal orphan drug tax credit. At December 31, 2019, we had available orphan drug tax credits for federal purposes only of approximately $98.1 million. If not utilized, the orphan drug credits begin to expire in 2035.
As provided by Section 382 of the Internal Revenue Code of 1986, or Section 382, and similar state provisions, utilization of NOLs and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations that have previously occurred or that could occur in the future. Ownership changes may limit the amount of NOLs and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of five percent stockholders in the stock of a corporation by more than 50 percent in the aggregate over a three year period. We completed a review of our changes in ownership through December 31, 2019 and determined that transactions have resulted in no ownership changes during the year ended December 31, 2019, as defined by Section 382. The impact of the historical ownership changes has been reflected in our deferred tax assets in the table above. There could be additional ownership changes after December 31, 2019 that could further limit the amount of NOLs and tax credit carryforwards that we can utilize.
As required by ASC 740, we have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on the weight of available evidence, both positive and negative, we recorded a valuation allowance of $502.2 million and $390.8 million as of December 31, 2019 and December 31, 2018, respectively, because we have determined that it is more likely than not that these assets will not be fully realized. The valuation allowance increased by $111.4 million and $88.8 million for the years ended December 31, 2019 and, 2018, respectively.
In December 2019, the FASB issued Accounting Standards Update No. 2019-12 – Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The amendments in ASU 2019-12 are effective for the fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. The Company has early adopted this amendment as of January 1, 2019. There was no material impact to the Company’s consolidated financial position, results of operation, or cash flows.
We apply the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. Our reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by us in our tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit.
The following table presents our unrecognized tax benefits activity for the years ended December 31, 2019 and 2018:

(In thousands)	2019	2018
Unrecognized tax benefits at the beginning of the year	$14,288	$11,263
Gross increases - current period tax positions	3,172	3,025
Unrecognized tax benefits at the end of the year	$17,460	$14,288
The uncertain tax position does not impact our effective income tax rate due to the full valuation allowance.
We are subject to taxation in the United States and Switzerland. The statute of limitations for assessment by the IRS and state tax authorities is open for tax years ending December 31, 2019, 2018, 2017, and 2016, although carryforward attributes that were generated for tax years prior to 2016 may still be adjusted upon examination by the IRS or state tax authorities if they either have been, or will be, used in a future period. The statute of limitations for assessment in Switzerland remains open for tax year ending December 31, 2019, 2018, 2017, and 2016. There are currently no federal, state or foreign audits in progress.
Note 15. Defined Contribution Benefit Plan
We sponsor a 401(k) retirement plan, in which substantially all of our full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. We will make matching contributions equal to 100% of the employee’s contributions, subject to a maximum of 4% of eligible compensation.

Note 16. Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net loss per share calculation, stock options, RSUs, PSUs and MSUs for which the performance and market vesting conditions, respectively, have been deemed probable, and 2013 ESPP shares are considered to be common stock equivalents, while PSUs and MSUs with performance and market vesting conditions, respectively, that were not deemed probable as of December 31, 2019 are not considered to be common stock equivalents.
Since we had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share was the same for the years ended December 31, 2019, 2018 and 2017.
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Years ended December 31,
	2019	2018	2017
Stock options	6,201,485	5,416,069	5,577,562
Restricted stock units	766,953	532,144	125,584
Performance-based stock units	72,046	169,031	—
Employee Stock Purchase Plan shares	49,418	32,304	22,062
Total	7,089,902	6,149,548	5,725,208

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table contains quarterly financial information for 2019 and 2018:

2019 (in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$30,227	$26,221	$26,024	$35,440
Loss from operations	(97,483)	(113,861)	(109,060)	(105,929)
Net loss	(93,078)	(109,871)	(106,173)	(102,350)
Net loss per share – basic and diluted	(1.59)	(1.87)	(1.81)	(1.60)

2018 (in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$8,762	$40,414	$15,198	$30,013
Loss from operations	(94,012)	(72,949)	(99,162)	(96,356)
Net loss	(90,825)	(68,745)	(94,664)	(91,794)
Net loss per share – basic and diluted	(1.63)	(1.19)	(1.63)	(1.58)