Form 10-Q
period 2020-03-31
AGIOS PHARMACEUTICALS, INC.
filed 2020-04-30
CIK 1439222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 24, 2020: 68,889,380

AGIOS PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$89,093	$80,931
Marketable securities	439,528	483,946
Accounts receivable, net	11,813	8,952
Collaboration receivable – related party	2,577	1,539
Collaboration receivable – other	2,033	1,928
Royalty receivable – related party	3,300	2,900
Inventory	9,778	7,331
Prepaid expenses and other current assets	29,152	24,177
Total current assets	587,274	611,704
Marketable securities	84,503	152,929
Operating lease assets	91,440	93,643
Property and equipment, net	33,840	31,472
Financing lease assets	881	993
Other assets	1,800	—
Total assets	$799,738	$890,741
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,707	$21,896
Accrued expenses	39,631	53,142
Deferred revenue – related party	4,748	10,933
Operating lease liabilities	6,466	6,642
Financing lease liabilities	306	273
Total current liabilities	69,858	92,886
Deferred revenue, net of current portion – related party	—	50,580
Operating lease liabilities, net of current portion	104,010	106,074
Financing lease liabilities, net of current portion	571	673
Total liabilities	174,439	250,213
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 68,789,925 and 68,401,105 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	69	68
Additional paid-in capital	2,181,517	2,156,363
Accumulated other comprehensive income	74	202
Accumulated deficit	(1,556,361)	(1,516,105)
Total stockholders’ equity	625,299	640,528
Total liabilities and stockholders’ equity	$799,738	$890,741
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2020	2019
Revenues:
Product revenue, net	$22,674	$9,138
Collaboration revenue – related party	60,097	17,919
Collaboration revenue – other	993	970
Royalty revenue – related party	3,334	2,200
Total revenue	87,098	30,227
Cost and expenses:
Cost of sales	533	334
Research and development	91,256	95,585
Selling, general and administrative	38,501	31,791
Total cost and expenses	130,290	127,710
Loss from operations	(43,192)	(97,483)
Interest income, net	2,936	4,405
Net loss	$(40,256)	$(93,078)
Net loss per share – basic and diluted	$(0.59)	$(1.59)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	68,608,279	58,453,918

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Net loss	$(40,256)	$(93,078)
Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale securities	(128)	1,687
Comprehensive loss	$(40,384)	$(91,391)

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance at December 31, 2019	68,401,105	$68	$2,156,363	$202	$(1,516,105)	$640,528
Common stock issued under stock incentive plan and ESPP	388,820	1	5,464	—	—	5,465
Stock-based compensation expense	—	—	19,690	—	—	19,690
Other comprehensive loss	—	—	—	(128)	—	(128)
Net loss	—	—	—	—	(40,256)	(40,256)
Balance at March 31, 2020	68,789,925	$69	$2,181,517	$74	$(1,556,361)	$625,299

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance at December 31, 2018	58,218,653	$58	$1,794,283	$(2,171)	$(1,104,633)	$687,537
Common stock issued under stock incentive plan and ESPP	441,168	1	6,002	—	—	6,003
Stock-based compensation expense	—	—	18,108	—	—	18,108
Other comprehensive income	—	—	—	1,687	—	1,687
Net loss	—	—	—	—	(93,078)	(93,078)
Balance at March 31, 2019	58,659,821	$59	$1,818,393	$(484)	$(1,197,711)	$620,257

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Operating activities
Net loss	$(40,256)	$(93,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,474	2,005
Stock-based compensation expense	19,690	18,108
Net accretion of premium and discounts on investments	126	(1,131)
Non-cash operating lease expense	2,203	2,085
Changes in operating assets and liabilities:
Accounts receivable, net	(2,861)	721
Collaboration receivable – related party	(1,038)	143
Collaboration receivable – other	(105)	(970)
Royalty receivable – related party	(400)	34
Inventory	(2,447)	(1,459)
Prepaid expenses and other current and non-current assets	(6,774)	(2,173)
Accounts payable	(2,009)	(4,939)
Accrued expenses	(14,967)	(5,097)
Deferred revenue – related party	(56,765)	(15,391)
Operating lease liabilities	(2,229)	(2,129)
Net cash used in operating activities	(105,358)	(103,271)
Investing activities
Purchases of marketable securities	(54,911)	(77,421)
Proceeds from maturities and sales of marketable securities	167,501	210,811
Purchases of property and equipment	(4,455)	(2,038)
Net cash provided by investing activities	108,135	131,352
Financing activities
Payments on financing lease obligations	(80)	—
Net proceeds from stock option exercises and employee stock purchase plan	5,465	4,860
Net cash provided by financing activities	5,385	4,860
Net change in cash and cash equivalents	8,162	32,941
Cash and cash equivalents at beginning of the period	80,931	70,502
Cash and cash equivalents at end of the period	$89,093	$103,443
Supplemental disclosure of non-cash investing and financing transactions
Additions to property and equipment in accounts payable and accrued expenses	$5,444	$727
Proceeds from stock option exercises in other current assets	$—	$1,149
Operating lease liabilities arising from obtaining operating lease assets	$—	$—
Financing lease liabilities arising from obtaining financing lease assets	$—	$—
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
Basis of presentation
The condensed consolidated balance sheet as of March 31, 2020, the condensed consolidated statements of operations, comprehensive loss and stockholders' equity for the three months ended March 31, 2020 and 2019, and the condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of March 31, 2020, our results of operations and stockholders' equity for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The condensed consolidated balance sheet data as of December 31, 2019 was derived from our audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 that was filed with the Securities and Exchange Commission, or the SEC, on February 19, 2020.
Our condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in conformity with U.S. GAAP.
Use of estimates
The preparation of our condensed consolidated financial statements requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.
Liquidity
As of March 31, 2020, we had cash, cash equivalents and marketable securities of $613.1 million. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities will be sufficient to fund current operations for at least the next twelve months from the issuance date of these financial statements.
2. Summary of Significant Accounting Policies
Significant accounting policies
In June 2016, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update, or ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The guidance is effective for fiscal years beginning after December 31, 2019, including interim periods within those years.
In the quarter ended March 31, 2020, we adopted ASU 2016-13, which eliminated the concept of other-than-temporary impairments and required credit losses on debt securities to be recorded through an allowance for credit losses instead of as a reduction in the amortized cost basis of the securities. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. Based upon our analysis, the adoption of this final rule did not have a material impact on the financial statements. There have been no other material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Recent accounting pronouncements
Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.
3. Fair Value Measurements
We record cash equivalents and marketable securities at fair value. Accounting Standards Codification, or ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). The hierarchy consists of three levels:
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
The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of March 31, 2020:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$54,853	$19,979	$—	$74,832
Total cash equivalents	54,853	19,979	—	74,832

Marketable securities:
U.S. Treasuries	—	163,878	—	163,878
Government securities	—	100,492	—	100,492
Corporate debt securities	—	259,661	—	259,661
Total marketable securities	—	524,031	—	524,031
Total cash equivalents and marketable securities	$54,853	$544,010	$—	$598,863
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently, at the end of each reporting period, valued utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2020.

There have been no changes to the valuation methods during the three months ended March 31, 2020. We evaluate transfers between levels at the end of each reporting period. We have no financial assets or liabilities that were classified as Level 3 at any point during the three months ended March 31, 2020.
4. Marketable Securities
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and are recorded at fair value. Unrealized gains are included as a component of accumulated other comprehensive income in the condensed consolidated balance sheets and statements of stockholders’ equity and a component of total comprehensive loss in the condensed consolidated statements of comprehensive loss, until realized. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings, and noncredit related impairment is recognized in other comprehensive income, net of taxes. Realized gains and losses are included in investment income on a specific-identification basis. There were no material realized gains or losses on marketable securities for the three months ended March 31, 2020 and 2019.
Marketable securities at March 31, 2020 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$141,490	$835	$—	$142,325
Government securities	89,008	256	(21)	89,243
Corporate debt securities	208,596	82	(718)	207,960
Total Current	439,094	1,173	(739)	439,528

Non-current:
U.S. Treasuries	21,282	271	—	21,553
Government securities	11,260	4	(15)	11,249
Corporate debt securities	52,329	72	(700)	51,701
Total Non-current	84,871	347	(715)	84,503
Total marketable securities	$523,965	$1,520	$(1,454)	$524,031
Marketable securities at December 31, 2019 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	178,721	58	(38)	178,741
Government securities	80,228	17	(16)	80,229
Corporate debt securities	224,928	139	(91)	224,976
Total Current	483,877	214	(145)	483,946

Non-current:
U.S. Treasuries	35,296	3	(13)	35,286
Government securities	17,587	14	(10)	17,591
Corporate debt securities	99,913	239	(100)	100,052
Total Non-current	152,796	256	(123)	152,929
Total marketable securities	$636,673	$470	$(268)	$636,875
As of March 31, 2020 and December 31, 2019, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale.

As of March 31, 2020 and December 31, 2019, we held 92 and 113 debt securities, respectively, that were in an unrealized loss position for less than one year. We did not record an allowance for credit losses as of March 31, 2020 and December 31, 2019 related to these securities. The aggregate fair value of debt securities in an unrealized loss position at March 31, 2020 and December 31, 2019 was $224.0 million and $345.7 million, respectively. There were no individual securities that were in a significant unrealized loss position as of March 31, 2020 and December 31, 2019. Given our intent and ability to hold such securities until recovery, and the lack of significant change in the credit risk of these investments, we do not consider these marketable securities to be impaired as of March 31, 2020 and December 31, 2019.
5. Inventory
Inventory, which consists of commercial supply of TIBSOVO®, consists of the following:

(In thousands)	March 31, 2020	December 31, 2019
Raw materials	$180	$180
Work-in-process	8,589	6,808
Finished goods	1,009	343
Total inventory	$9,778	$7,331

6. Leases
Our building leases are comprised of office and laboratory space under non-cancelable operating leases. These lease agreements have remaining lease terms of eight years and contain various clauses for renewal at our option. The renewal options were not included in the calculation of the operating lease assets and the operating lease liabilities as the renewal option is not reasonably certain of being exercised. The lease agreements do not contain residual value guarantees. Operating lease costs for the three months ended March 31, 2020 and 2019 were $3.8 million and $3.1 million, respectively, and cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2020 and 2019 were $3.9 million and $3.1 million, respectively.
We have not entered into any material short-term leases or financing leases as of March 31, 2020.
As of March 31, 2020, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter were as follows:

(In thousands)
Remaining 2020	$9,395
2021	14,380
2022	16,773
2023	18,126
2024	18,660
2025	19,507
Thereafter	44,385
Undiscounted minimum rental commitments	$141,226
Interest	(30,750)
Operating lease liabilities	$110,476
In arriving at the operating lease liabilities as of March 31, 2020 and December 31, 2019, we applied the weighted-average incremental borrowing rate of 5.7% for both periods over a weighted-average remaining lease term of 7.9 years and 8.2 years, respectively.

7. Accrued Expenses
Accrued expenses consist of the following:

(In thousands)	March 31, 2020	December 31, 2019
Accrued compensation	$7,006	$18,982
Accrued research and development costs	18,661	21,777
Accrued professional fees	9,238	8,335
Accrued other	4,726	4,048
Total accrued expenses	$39,631	$53,142

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

	Three Months Ended March 31,
(In thousands)	2020	2019
Product revenue, net	$22,674	$9,138
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

The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2020:

(In thousands)	Contractual Adjustments	Government Rebates	Returns	Total
Balance at December 31, 2019	$874	$1,124	$1,798	$3,796
Current provisions relating to sales in the current year	3,000	1,338	537	4,875
Adjustments relating to prior years	(3)	76	—	73
Payments/returns relating to sales in the current year	(2,072)	—	—	(2,072)
Payments/returns relating to sales in the prior years	(653)	(677)	—	(1,330)
Balance at March 31, 2020	$1,146	$1,861	$2,335	$5,342
Total revenue-related reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In thousands)	March 31, 2020	December 31, 2019
Reduction of accounts receivable	$707	$540
Component of accrued expenses	4,635	3,256
Total revenue-related reserves	$5,342	$3,796
The following table presents changes in our contract assets during the three months ended March 31, 2020:

(In thousands)	December 31, 2019	Additions	Deductions	March 31, 2020
Contract assets (1)
Accounts receivable, net	$8,952	$27,624	$(24,763)	$11,813
(1) Additions to contract assets relate to amounts billed to Customers for product sales and.deductions to contract assets primarily relate to collection of receivables during the reporting period.
9. Collaboration and License Agreements
Accounting analysis and revenue recognition
Our collaboration and license agreements typically involve us granting licenses of our intellectual property and performing research and development services in exchange of upfront fees, milestone payments and royalty payments. Since December 31, 2019, there have been no material changes to the key terms of our collaboration or license agreements. For further information on the terms and conditions of our existing collaboration and license agreements, please see the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Collaboration revenue
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
Milestone revenue
At each reporting period we evaluate whether milestones are considered probable of being reached and, to the extent that a significant reversal would not occur in future periods, estimate the amount to be included in the transaction price using the most likely amount method. Milestone payments that are not within our control, such as regulatory approvals, are considered constrained and are excluded from the transaction price until those approvals are received.

Celgene Corporation
We have entered into the following collaboration agreements, or collectively, the Collaboration Agreements, with Celgene, a wholly-owned subsidiary of Bristol-Myers Squibb Company, or BMS, which is a related party through ownership of our common stock:
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
•In May 2016, we entered into a master research and collaboration agreement with Celgene, or the 2016 Agreement, focused on metabolic immuno-oncology, or MIO. The initial four-year research term of the 2016 Agreement ends May 2020. On March 25, 2020 Celgene declined the option to extend the research agreement for up to two, or in specified cases, up to four additional one-year terms which would have required the payment of a $40.0 million extension fee. Further, on April 10, 2020 Celgene notified us that they will be declining to elect any program as a continuation program under the 2016 agreement. Celgene had designated AG-270, our inhibitor of methionine adenosyltransferase 2a, or MAT2A, as a development candidate under the 2016 Agreement. On March 25, 2020, Celgene notified us of their decision to decline their option to enter into a Development & Commercialization Agreement with respect to the MAT2A program under the 2016 Agreement which would have required the payment of a $30.0 million fee. As a result of the decisions, the research services will be fully satisfied as of May 17, 2020, no additional performance obligations remain under the 2016 Agreement and we are no longer eligible for any milestone payments for the 2016 agreement.
Collaboration revenue
During the three months ended March 31, 2020 and 2019, we recognized the following collaboration revenue:

	Three Months Ended March 31,
(In thousands)	2020	2019
Services performed that were considered performance obligations as of the modification dates
Licenses	$—	$—
On-going research and development services	59,220	17,065
Services performed that were not considered performance obligations as of the modification dates
Commercialization activities	877	854
Total collaboration revenue - related party	$60,097	$17,919

The following table presents changes in our contract assets and liabilities during the three months ended March 31, 2020:

(In thousands)	December 31, 2019	Additions	Deductions	March 31, 2020
Contract assets
Collaboration receivable – related party (1)	$1,539	$3,332	$(2,294)	$2,577
Royalty receivable – related party (2)	2,900	3,334	(2,934)	3,300
Contract liabilities
Deferred revenue – related party, current and net of current portions (3)	61,513	579	(57,344)	4,748
(1) Additions to collaboration receivables - related party relate to amounts billed to Celgene for reimbursable costs incurred by us during the reporting period and unbilled amounts related to future reimbursable costs. Deductions to receivables relate to collection of receivables during the reporting period.
(2) Additions to royalty receivables - related party relate to amounts billed to Celgene during the reporting period. Deductions to receivables relate to collection of receivables during the reporting period.
(3) Additions to deferred revenue - related party relate to consideration from Celgene during the reporting period. Deductions relate to deferred revenue recognized as revenue during the reporting period.
The increase in collaboration revenue from on-going research and development services during the three months ended March 31, 2020 is primarily due to the fact that subsequent to Celgene’s decision to decline extending the research term, the Company updated its estimate of the future costs that will be incurred to complete one of its performance obligations under the 2016 collaboration Agreement that is recognized overtime using an input method.
During the three months ended March 31, 2020 and 2019, we recognized the following as revenue due to changes in the contract liability balances:

	Three Months Ended March 31,
(In thousands)	2020	2019
Amounts included in the contract liability at the beginning of the period	$59,248	$16,410
Performance obligations satisfied in previous periods	—	21
As of March 31, 2020, the aggregate amount of the transaction price allocated to performance obligations that are partially unsatisfied was $10.5 million. This amount is expected to be recognized as performance obligations are satisfied through September 2023.
Royalty revenue
As the underlying performance obligation, or delivery of the enasidenib license, had been satisfied as of June 2014, royalty revenue is recognized as the related sales occur. During the three months ended March 31, 2020 and 2019, we recognized the following as royalty revenue:

	Three Months Ended March 31,
(In thousands)	2020	2019
Royalty revenue – related party	$3,334	$2,200
Milestone revenue
No milestones were achieved during the three months ended March 31, 2020 or 2019. The next potential milestone expected to be achieved under our Collaboration Agreements is the first regulatory approval of enasidenib in any of China, Japan or a major European country, which would result in a milestone payment of $35.0 million under the 2010 Agreement.
CStone Pharmaceuticals
In June 2018, we and CStone Pharmaceuticals, or CStone, entered into an exclusive license agreement, or the CStone Agreement, to grant CStone specified intellectual property licenses to enable CStone to develop and commercialize certain products containing ivosidenib in mainland China, Hong Kong, Macau and Taiwan, or the CStone Territory. We retain development and commercialization rights for the rest of the world. On March 2, 2020, we amended the CStone Agreement to include Singapore as part of the CStone Territory. Pursuant to the CStone Agreement, CStone will initially be responsible for the development and commercialization of ivosidenib in acute myeloid leukemia, or AML, cholangiocarcinoma, and, at our discretion, brain cancer indications. CStone is responsible for all costs it incurs in developing, obtaining regulatory approval of, and commercializing ivosidenib in the CStone Territory, as well as certain costs incurred by us. Pursuant to the CStone Agreement, we received an initial upfront payment in the amount of $12.0 million and are entitled to receive up to an additional $407.0 million in milestone payments upon the achievement of certain development, regulatory and sales milestone events. We will also be entitled to receive tiered royalties, ranging from 15% to 19% percent, on annual net sales, if any, of ivosidenib in the CStone Territory.
Collaboration revenue
During the three months ended March 31, 2020 and 2019, we recognized the following collaboration revenue -other:

	Three Months Ended March 31,
(In thousands)	2020	2019
Services performed that were considered performance obligations as of the inception date
License and other services	$192	$—
Services performed that were not considered performance obligations as of the inception date
Other services	801	970
Total collaboration revenue - other	$993	$970

The following table presents changes in our contract assets during the three months ended March 31, 2020:

(In thousands)	December 31, 2019	Additions	Deductions	March 31, 2020
Contract assets (1)
Collaboration receivable - other	$1,928	$993	$(888)	$2,033
(1) Additions to contract assets relate to amounts receivable from CStone. Deductions to contract assets relate to collection of receivables during the reporting period.
As of March 31, 2020, the aggregate amount of the transaction price allocated to performance obligations that are partially unsatisfied was $0.5 million.
Royalty revenue
The license was determined to be the predominant item to which sales-based royalties and sales-based milestones relate. As the license was delivered in June 2018, we will recognize royalty revenue when the related sales occur. To date, no royalties have been received under the CStone Agreement.
Milestone revenue
No milestones were earned during the three months ended March 31, 2020 and 2019. The next potential milestone expected to be achieved under the CStone Agreement is the dosing of the first patient in a local study in a solid tumor indication in mainland China. Achievement of this event will result in a milestone payment of $5.0 million.
10. Share-Based Payments
2013 Stock Incentive Plan
In June 2013, our Board of Directors adopted and, in July 2013 our stockholders approved, the 2013 Stock Incentive Plan, or the 2013 Plan. The 2013 Plan became effective upon the closing of our initial public offering and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, or RSUs, performance-based stock units, or PSUs, and other stock-based awards to employees, non-employees and non-employee directors. Following the adoption of the 2013 Plan, we granted no further stock options or other awards under the 2007 Stock Incentive Plan, or the 2007 Plan. Any options or awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remain outstanding and effective. As of March 31, 2020, the total number of shares reserved under the 2007 Plan and the 2013 Plan was 11,030,628, and we had 2,708,920 shares available for future issuance under the 2013 Plan.

Stock options
The following table presents stock option activity for the three months ended March 31, 2020:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2019	6,201,485	$58.61
Granted	792,048	51.09
Exercised	(133,256)	25.84
Forfeited/Expired	(110,904)	69.00
Outstanding at March 31, 2020	6,749,373	$58.20
Exercisable at March 31, 2020	3,874,135	$59.71
Vested and expected to vest at March 31, 2020	6,749,373	$58.20
At March 31, 2020, there was approximately $104.0 million of total unrecognized compensation expense related to unvested stock option awards, which we expect to recognize over a weighted-average period of approximately 2.7 years.
Restricted stock units
The following table presents RSU activity for the three months ended March 31, 2020:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2019	766,953	$63.44
Granted	744,447	51.38
Vested	(192,870)	70.54
Forfeited	(27,655)	66.70
Unvested shares at March 31, 2020	1,290,875	$55.36
As of March 31, 2020, there was approximately $58.3 million of total unrecognized compensation expense related to RSUs, which we expect to recognize over a weighted-average period of approximately 2.2 years.
Performance-based stock units
The following table presents PSU activity for the three months ended March 31, 2020:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2019	218,143	$55.64
Granted	20,622	48.49
Vested	—	—
Unvested shares at March 31, 2020	238,765	$55.03
Stock-based compensation expense associated with these PSUs is recognized if the underlying performance condition is considered probable of achievement using our management’s best estimates.
As of March 31, 2020, there was approximately $0.5 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered probable of achievement, which we expect to recognize over a weighted-average period of 0.1 years, and $11.3 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered not probable of achievement.

Market-based stock units
The following table presents market-based stock unit, or MSU, activity for the three months ended March 31, 2020:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2019	42,695	$41.50
Granted	—	—
Unvested shares at March 31, 2020	42,695	$41.50
The fair value of MSUs are estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the market condition. As of March 31, 2020, there was approximately $0.5 million of total unrecognized compensation expense related to MSUs, which we expect to recognize over the remaining derived service period of 0.5 years.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. We issued 62,694 and 32,410 shares of common stock during the three months ended March 31, 2020 and 2019, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 836,363 shares of our common stock. As of March 31, 2020, we had 528,952 shares of common stock available for future issuance under the 2013 ESPP.
Stock-based compensation expense
Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Stock options	$11,603	$13,046
Restricted stock units	6,132	4,548
Performance-based stock units	1,388	186
Employee stock purchase plan	297	328
Other stock awards	270	—
Total stock-based compensation expense	$19,690	$18,108
Expenses related to stock options and stock-based awards were allocated as follows in the condensed consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2020	2019
Research and development expense	$9,564	$10,042
Selling, general and administrative expense	10,126	8,066
Total stock-based compensation expense	$19,690	$18,108

11. Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net loss per share calculation, stock options, RSUs, PSUs and MSUs for which the performance and market vesting conditions, respectively, have been deemed probable, and 2013 ESPP shares are considered to be common stock equivalents, while PSUs and MSUs with performance and market vesting conditions, respectively, that were not deemed probable as of March 31, 2020 are not considered to be common stock equivalents.
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

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2020	2019
Stock options	6,749,373	6,482,873
Restricted stock units	1,290,875	709,162
Performance-based stock units	78,920	—
Employee stock purchase plan shares	13,430	6,778
Total common stock equivalents	8,132,598	7,198,813

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Information
The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019, and related notes included in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 19, 2020. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management, and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, selling, general and administrative expenses, research and development expenses, the sufficiency of our cash for future operations and business activity disruption due to the COVID-19 pandemic. Words such as “anticipate,” “believe,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “predict,” “project,” “strategy,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” "vision" and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A. and elsewhere in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2019. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.
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
Hematologic Malignancies and Solid Tumors
We are developing ivosidenib for the treatment of IDH1 mutant-positive cancers. Ivosidenib is an orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapy for the treatment of patients with cancers that harbor IDH1 mutations, including those with acute myeloid leukemia, or AML, myelodysplastic syndromes, or MDS, and cholangiocarcinoma. We hold worldwide development and commercial rights to ivosidenib and have licensed certain development and commercialization rights to ivosidenib to CStone in mainland China, Hong Kong, Macau, Taiwan, and Singapore. We will fund the future development and commercialization costs related to this program with the exception of development and commercialization activities of CStone under the CStone Agreement. In July 2018, the FDA approved TIBSOVO® for the treatment of adult patients with R/R AML and a susceptible IDH1 mutation. The FDA's approval of TIBSOVO® in R/R AML was based on clinical data from a phase 1 open-label, single-arm, multicenter dose-escalation and expansion trial of adult patients with advanced R/R AML and an IDH1 mutation. In December 2018, we submitted an marketing authorization application, or MAA to the European Medicines Agency, or EMA for TIBSOVO® for the treatment of adult patients with R/R AML. In May 2019, the FDA approved our sNDA to update the U.S. Prescribing Information for TIBSOVO® to include patients with newly diagnosed AML with a susceptible IDH1 mutation as detected by an FDA-approved test who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy. The FDA granted orphan drug designation for ivosidenib for the treatment of cholangiocarcinoma, granted Breakthrough Therapy designation for ivosidenib in combination with azacitidine for the treatment of newly diagnosed AML with an IDH1 mutation in adult patients who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy, and granted Breakthrough Therapy designation for ivosidenib for the treatment of adult patients with relapsed or refractory MDS with a susceptible IDH1 mutation as detected by an FDA-approved test.
Celgene, in collaboration with us, is developing enasidenib for the treatment of IDH2 mutant-positive hematologic malignancies. Enasidenib is an orally available, selective, potent inhibitor of the mutated IDH2 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH2 mutations, including those with AML, who have a historically poor prognosis. In August 2017, the FDA granted Celgene approval of IDHIFA® for the treatment of adult patients with R/R AML and an IDH2 mutation. In June 2018, Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML, which it subsequently withdrew in December 2019. Celgene has worldwide development and commercialization rights for IDHIFA®, and we are eligible to receive royalties at tiered low-double digit to mid-teen percentage rates on any net sales of IDHIFA® and have exercised our rights to provide up to one-third of the field-based commercialization efforts in the United States.
Our pre-commercial clinical cancer product candidates are vorasidenib, AG-270, and AG-636.
We are developing vorasidenib for the treatment of IDH mutant-positive low grade glioma. Vorasidenib is an orally available, selective, brain-penetrant, pan-IDH mutant inhibitor.
We are developing AG-270 for the treatment of cancers carrying a methylthioadenosine phosphorylase, or MTAP, deletion, which is present in approximately 15 percent of all cancers. AG-270 is an orally available selective potent inhibitor of MAT2A. On March 25, 2020, Celgene declined to exercise its right to opt into co-development and co-commercialization for the for AG-270, our MAT2A inhibitor development program, under the 2016 Agreement.
In the first quarter of 2020, we made the decision to cease the internal development of AG-636 for the treatment of hematologic malignancies, including lymphoma due to limited enrollment in our phase 1 study in lymphoma. AG-636 is an inhibitor of the metabolic enzyme dihydroorotate dehydrogenase, or DHODH, licensed by us from Aurigene Discovery Technologies Limited, or Aurigene.
RGDs
The lead product candidate in our RGD portfolio, mitapivat, targets pyruvate kinase-R, or PKR, for the treatment of pyruvate kinase, or PK, deficiency and other hemolytic anemias. PK deficiency is a rare genetic disorder that often results in severe hemolytic anemia, jaundice and lifelong conditions associated with chronic anemia and secondary complications due to inherited mutations in the pyruvate kinase enzyme within red blood cells. Mitapivat is an orally available small molecule and a potent activator of the wild-type (normal) and mutated PKR enzymes, which has resulted in restoration of adenosine triphosphate levels and a decrease in 2,3-diphosphoglycerate levels in blood sampled from patients with PK deficiency and treated ex-vivo with mitapivat. We are also developing mitapivat for the treatment of patients with thalassemia and sickle cell disease. We have worldwide development and commercial rights to mitapivat and expect to fund the future development and commercialization costs related to this program. We are also developing AG-946, our next -generation PKR activator, and plan to initiate a phase 1 study in healthy volunteers in mid-2020.
In addition to the aforementioned development programs, we are seeking to advance a number of early-stage discovery programs in the areas of hematological malignancies and solid tumors, RGDs and MIO, a developing field which aims to modulate the activity of relevant immune cells by targeting critical metabolic nodes, thereby enhancing the immune mediated anti-tumor response.
Collaboration and license agreements
Refer to Note 9, Collaboration and License Agreements, of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements with Celgene and CStone.
Critical Accounting Policies and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We have determined that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses, and stock-based compensation. Except those that have been disclosed in Note 2, Summary of Significant Accounting Policies, of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no significant changes to our existing critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Financial Operations Overview
Impact of COVID-19 on our Business
The spread of SARS-CoV-2 and the resulting disease COVID-19 during the first quarter of 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020 the World Health Organization declared COVID-19 a pandemic. As of April 30, 2020, we have not experienced a significant financial or supply chain impact directly related to the pandemic but has experienced some disruptions to clinical operations, including patient enrollment in our clinical trials. In this time of uncertainty as a result of the COVID-19 pandemic, we are continuing to serve our customers while taking precautions to provide a safe work environment for our employees and customers. We have established and implemented a work from home policy for our employees. We have also made internal resource allocation decisions in order to deliver on key business objectives and to increase our financial flexibility, including, for example, by pausing the development of certain preclinical research programs, delaying the start of certain longer-term clinical studies, limiting staff hiring and reducing the number of contract workers, and delaying or limiting information technology and facilities infrastructure projects. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.
As the pandemic continues to unfold, the extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include changes in the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Any prolonged material disruption of the Company’s employees, suppliers, manufacturing, or customers could negatively impact its consolidated financial position, consolidated results of operations and consolidated cash flows.
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
Additionally, since inception, we have incurred significant operating losses. Our net losses were $40.3 million and $93.1 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $1.6 billion. We expect to continue to incur significant expenses and net losses until such time we are able to report profitable results. Our net losses may fluctuate significantly from year to year. We expect that we will continue to incur significant expenses as we continue to advance and expand clinical development activities for our lead programs: ivosidenib, enasidenib, vorasidenib, mitapivat, and AG-270; continue to discover and validate novel targets and drug product candidates; expand and protect our intellectual property portfolio; and hire additional commercial, development and scientific personnel.
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
Cost of sales
Cost of sales consists primarily of manufacturing costs for sales of TIBSOVO®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of TIBSOVO® recorded during the three months ended March 31, 2020 and three months ended March 31, 2019, respectively, were expensed prior to July 20, 2018 and, therefore, are not included in costs of sales during the three months ended March 31, 2020 and three months ended March 31, 2019, respectively.
Research and development expenses
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as our product candidate development programs progress. However, the successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development and commercialize these product candidates. We are also unable to positively predict when future net cash inflows will commence from TIBSOVO®

(ivosidenib), IDHIFA® (enasidenib), vorasidenib, mitapivat, AG-270 or any of our other product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:
•establishing an appropriate safety profile with an investigational new drug application, or IND, and/or new drug application, or NDA, enabling toxicology and clinical trials;
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
Ivosidenib (mutant IDH1 inhibitor)
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
•AGILE, a global, registration-enabling phase 3 clinical trial, combining ivosidenib and VIDAZA® (azacitidine) in newly diagnosed AML patients with an IDH1 mutation who are ineligible for intensive chemotherapy. The trial is enrolling patients and, due to disruptions related to the COVID-19 pandemic, we now expect to complete enrollment in 2021.
•HOVON150/AMLSG29, an intergroup sponsored, global, registration-enabling phase 3 trial, supported in collaboration with Celgene, combining ivosidenib or enasidenib with standard induction and consolidation chemotherapy in frontline AML patients with an IDH1 or IDH2 mutation. The trial is currently enrolling patients, and enrollment has slowed due to disruptions related to the COVID-19 pandemic.
•A phase 1 multicenter, open-label, dose-escalation and expansion clinical trial, designed to assess its safety, clinical activity and tolerability as a single agent in patients with advanced hematologic malignancies with an IDH1 mutation. The trial recently reopened enrollment of its relapsed or refractory MDS arm, and due to disruptions related to the COVID-19 pandemic, we now expect to complete enrollment in 2021.
•A phase 1 multicenter, open-label, dose-escalation and expansion clinical trial, designed to assess its safety, clinical activity and tolerability as a single agent in patients with advanced solid tumors with an IDH1 mutation, including glioma, cholangiocarcinoma, and chondrosarcoma. The trial has completed enrollment.
•ClarIDHy, a registration-enabling phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial of ivosidenib in previously-treated patients with nonresectable or metastatic cholangiocarcinoma with an IDH1 mutation. The primary endpoint of the trial was met and, due to disruptions related to the COVID-19 pandemic, we now expect to file an sNDA with the FDA for TIBSOVO® in cholangiocarcinoma between the end of 2020 and mid-2021.

•A phase 1 multi-center, open-label clinical trial of ivosidenib in patients with advanced IDH1 mutant-positive solid tumors, including glioma. The trial has completed enrollment.
•A perioperative study with ivosidenib and vorasidenib in low grade glioma to further investigate their effects on brain tumor tissue. The trial has completed enrollment.
Vorasidenib
•A phase 1 multi-center, open-label clinical trial of vorasidenib in patients with advanced IDH1 or IDH2 mutant-positive solid tumors, including glioma. The trial has completed enrollment.
•The above mentioned perioperative study with ivosidenib and vorasidenib in low grade glioma to further investigate their effects on brain tumor tissue. The trial has completed enrollment.
•INDIGO, a registration-enabling phase 3 clinical trial of vorasidenib in low-grade (grade 2) glioma with an IDH1 or IDH 2 mutation. The trial is enrolling patients, and the Company expects site start-up and enrollment delays due to disruptions related to the COVID-19 pandemic.
Mitapivat: PK Activator
•DRIVE PK, a global phase 2, first-in-patient, open-label safety and efficacy clinical trial of mitapivat in adult, transfusion-independent patients with PK deficiency. This trial has completed enrollment.
•ACTIVATE-T, a single arm, global, pivotal trial of mitapivat in regularly-transfused patients with PK deficiency. The trial has completed enrollment. Due to anticipated challenges in accessing clinical sites following completion of dosing as a result of the COVID-19 pandemic, we expect to report topline data from the trial between the end of 2020 and mid-2021.
•ACTIVATE, a 1:1 randomized, placebo-controlled, global, pivotal trial of mitapivat in patients with PK deficiency who do not receive regular transfusions. The trial has closed enrollment. Due to anticipated challenges in accessing clinical sites following completion of dosing as a result of the COVID-19 pandemic, we expect to report topline data from the trial between the end of 2020 and mid-2021.
•A phase 2, open-label safety and efficacy clinical trial of mitapivat in adult patients with non-transfusion-dependent thalassemia. The trial has completed enrollment.
•In collaboration with the National Institutes of Health, or NIH, we are evaluating mitapivat in a phase 2 trial in patients with sickle cell disease pursuant to a cooperative research and development agreement. New enrollment has been paused during the COVID-19 pandemic.
AG-270: Targeting MAT2A for the treatment of MTAP-deleted cancers
•A phase 1 trial in multiple tumor types carrying an MTAP deletion. The first part of the trial, which is complete, is a single agent dose-escalation phase in which cohorts of patients received ascending doses of AG-270 to determine the pharmacokinetics, pharmacodynamics and optimal dose, and schedule. The next phase of development, which was initiated in September 2019, is evaluating AG-270 in combination with taxanes in two areas of high unmet needs. One arm of the study will test AG-270 in combination with docetaxel in MTAP-deleted non-small cell lung cancer and the other arm will test AG-270 in combination with nab-paclitaxel and gemcitabine in MTAP-deleted pancreatic ductal adenocarcinoma. Both combination arms have initiated and are enrolling patients.
AG-636: Targeting DHODH for the treatment of hematologic malignancies
•A phase 1 dose-escalation trial of AG-636 in subjects with advanced lymphoma. In the first quarter of 2020, we made the decision to halt internal development of AG-636, due to limited enrollment in this study, and will wind down the study during 2020.
AG-946: Next-generation PKR Activator
•We plan to initiate a phase 1 study of AG-946 in healthy volunteers in mid-2020.
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
Comparison of the three months ended March 31, 2020 and 2019
Total Revenue

	Three Months Ended March 31,
(In thousands)	2020	2019
Revenues:
Product revenue, net	$22,674	$9,138
Collaboration revenue – related party	60,097	17,919
Collaboration revenue – other	993	970
Royalty revenue – related party	3,334	2,200
Total revenue	87,098	30,227
Total Revenue - First Quarter of 2020 vs. First Quarter of 2019 - The increase in total revenue of $56.9 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to an increase in collaboration revenue - related party of $42.2 million and an increase in product revenue of $13.5 million. The increase in collaboration revenue - related party for the three months ended March 31, 2020 is primarily due to the fact that subsequent to Celgene’s decision to decline extending the research term, we updated our estimate of the future costs that will be incurred from on-going research and development services to complete one of our performance obligations under the 2016 collaboration agreement that is recognized overtime using an input method. The increase in product revenue is primarily the result of increased sales volume of TIBSOVO®.
Total Operating Expenses

	Three Months Ended March 31,
(In thousands)	2020	2019
Cost and expenses:
Cost of sales	533	334
Research and development	91,256	95,585
Selling, general and administrative	38,501	31,791
Total Operating Expenses	130,289	127,710
Total Operating Expenses - First Quarter of 2020 vs. First Quarter of 2019 - Total operating expenses for the three months ended March 31, 2020 were relatively consistent with total operating expenses for the three months ended March 31, 2019. The increase in selling, general and administrative expense of $6.7 million during the three months ended March 31, 2020 was primarily due to higher personnel costs, including stock-based compensation expense, related to our workforce. The decrease in research and development expenses during the three months ended March 31, 2020 is described below under Research and Development Expenses. We expect cost of sales to increase moderately in 2020 as we have depleted our finished goods inventory that was expensed prior to receiving FDA approval of TIBSOVO®.

Research and Development Expenses
Our research and development expenses, by major program, are outlined in the table below:

	Three Months Ended March 31,
(In thousands)	2020	2019
Enasidenib (IDH2 inhibitor)	$358	$1,427
Ivosidenib (IDH1 inhibitor)	12,525	19,806
Vorasidenib (AG-881) (Pan IDH inhibitor)	3,571	2,317
Mitapivat (PKR activator)	9,720	9,462
AG-270 (MAT2A inhibitor)	2,266	2,466
AG-636 (DHODH inhibitor) discontinued	1,056	1,557
AG-946 (Next-Gen PKR activator)	2,406	620
Other research and platform programs	7,599	8,055
Total direct research and development expenses	39,501	45,710
Compensation and related expenses	38,639	37,024
Facilities and IT related expenses & other	13,116	12,851
Total indirect research and development expenses	51,755	49,875
Total research and development expense	$91,256	$95,585
Total Research and development Expenses - First Quarter of 2020 vs. First Quarter of 2019 - The decrease in total research and development expenses of $4.3 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to a $6.2 million decrease in our direct expenses. The decrease in direct expenses was primarily due to a decrease in ivosidenib costs for the three months ended March 31, 2020 primarily as a result of decreased clinical costs due to $3.2 million in milestones achieved during the three months ended March 31, 2019 for the initiation of the HO150/AMLSG29 trial, and decreased activity on trial activities for ClarIDHy and the Phase 1 hematological malignancies trial. The increase in indirect expenses of $1.9 million was primarily due to a $1.6 million increase in employee related expenses driven by additional hiring during the three months ended March 31, 2020 to support increased clinical program activity.
Interest Income

	Three Months Ended March 31,
(In thousands)	2020	2019
Interest income, net	2,936	4,405
Interest Income - First Quarter of 2020 vs. First Quarter of 2019 - The change in interest income is primarily attributable to the decrease in our outstanding marketable securities and changes in interest rates earned on our marketable securities.
Loss from Operations and Net Loss

	Three Months Ended March 31,
(In thousands)	2020	2019
Loss from operations	(43,192)	(97,483)
Net loss	$(40,256)	$(93,078)
Loss from Operations and Net Loss – First Quarter of 2020 vs. First Quarter of 2019 – The decrease in loss from operations and net loss for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily driven by higher total revenue as described above in Total Revenue.
Liquidity and Capital Resources
Sources of liquidity
Since our inception, and through March 31, 2020, we have funded our operations through commercial sales of TIBSOVO®, upfront, milestone, extension, cost reimbursement and royalty payments related to our collaboration agreements, product sales, proceeds received from our issuance of preferred stock, our initial public offering and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings.

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone payments, cost reimbursements, and royalty payments under our collaboration agreements with Celgene and CStone. Our ability to earn the milestone payments, cost reimbursements and royalty payments, and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities, and is uncertain at this time. Our right to payments under our collaboration agreements with Celgene and CStone are our only committed potential external source of funds.
Cash flows
The following table provides information regarding our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In thousands)	2020	2019
Net cash used in operating activities	$(105,358)	$(103,271)
Net cash provided by investing activities	108,135	131,352
Net cash provided by financing activities	5,385	4,860
Net change in cash and cash equivalents	$8,162	$32,941
Net cash used in operating activities. During the three months ended March 31, 2020, we received $22.1 million from sales of TIBSOVO®, $5.2 million in cost reimbursements and royalty payments related to our Collaboration Agreements with Celgene, $2.9 million in interest received, and $0.9 million in cost reimbursement related to our Collaboration agreement with CStone. These amounts were offset by increased operating expenses that relate to increased staffing needs due to our expanding operations and expanded facilities and IT related costs.
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
Net cash provided by investing activities. Cash provided by investing activities for the three months ended March 31, 2020 was primarily the result of higher proceeds from maturities and sales of marketable securities than purchases of marketable securities, offset by $4.5 million in purchases of property and equipment. Cash provided by investing activities for the three months ended March 31, 2019 was primarily the result of higher proceeds from maturities and sales of marketable securities than purchases of marketable securities, offset by $2.0 million in purchases of property and equipment.
Net cash provided by financing activities. Cash provided by financing activities for the three months ended March 31, 2020 was primarily the result of the $5.5 million of proceeds received from stock option exercises and purchases made pursuant to our 2013 ESPP. Cash provided by financing activities for the three months ended March 31, 2019 was primarily the result of the $4.9 million of proceeds received from stock option exercises and purchases made pursuant to our 2013 ESPP.
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
We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2020, together with anticipated product and royalty revenue, anticipated interest income and anticipated expense reimbursements under our collaboration agreements, but excluding any additional collaboration-related payments, will enable us to fund our operating expenses and capital expenditure requirements through the end of June 2022. Our future capital requirements will depend on many factors, including:
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
•operational delays due to the ongoing COVID-19 pandemic; and
•our ability to establish and maintain additional collaborations on favorable terms, if at all.
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
During the three months ended March 31, 2020, except for the minimum rental commitments disclosed in Note 6, Leases, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of March 31, 2020 and December 31, 2019, we had cash, cash equivalents and marketable securities of $613.1 million and $717.8 million, respectively, consisting primarily of investments in U.S. Treasuries, government securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point change in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs located in Asia and Europe that are denominated in foreign currencies, and we are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2020 and December 31, 2019, liabilities denominated in foreign currencies were immaterial.
Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the

Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained herein, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of our management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “predict,” “project,” “strategy,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” "vision" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The risks described are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
Since inception, we have incurred significant operating losses. Our net losses were $411.5 million, $346.0 million and $314.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, and $40.3 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $1.6 billion. To date, we have generated only modest revenue from sales of TIBSOVO® and royalties on sales of IDHIFA®. Other than the FDA approvals of TIBSOVO® (for the treatment of IDH1 mutant-positive adult patients with R/R AML or newly diagnosed AML who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy) and IDHIFA® (for the treatment of IDH2 mutant-positive adult patients with R/R AML), we have not obtained marketing approval for any of our product candidates, which are in preclinical or clinical development stages. We have financed our operations primarily through public offerings of our common stock and our collaboration agreements with Celgene and have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and net losses until such time as we are able to report profitable results. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that we will incur significant expenses if and as we:
•initiate and continue clinical trials for our products and product candidates, including: ivosidenib, enasidenib, vorasidenib, mitapivat, and AG-270;
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
We expect to incur significant expenses as we continue to advance our ongoing activities, particularly as we continue the research and development of, initiate and continue clinical trials of, seek marketing approvals for, and potentially commercialize our product candidates, to the extent that such expenses are not the responsibility of Celgene or other collaborators. For example, we have incurred and expect to continue to incur expenses related to the commercialization of TIBSOVO®, and expect to continue to incur expenses in connection with the buildout of a limited commercial infrastructure in the EU. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.
We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2020, together with anticipated product and royalty revenue, anticipated interest income and anticipated expense reimbursements under our collaboration agreements, but excluding any additional collaboration-related payments, will enable us to fund our operating expenses and capital expenditure requirements through the end of June 2022. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:
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
•operational delays due to the COVID-19 pandemic; and
•the extent to which we acquire or in-license other medicines and technologies.
Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain additional marketing approvals and achieve product sales. In addition, TIBSOVO®, IDHIFA®, or other product candidates, if approved, may not achieve or maintain commercial success. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
Until such time as we can generate positive cash flow, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than agreements with our collaborators, which are limited in scope and duration. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may require us to enter into agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.
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
We commenced operations in late 2008. Our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, undertaking preclinical and clinical studies of our product candidates, and establishing a commercial infrastructure. All of our product candidates are still in preclinical and clinical development, with the exception of TIBSOVO® and IDHIFA®. Typically, it takes about 10 to 15 years to develop one new medicine from the time it is discovered to when it is available for treating patients, assuming that it successfully completes all stages of research and development and achieves marketing approval, all of which is highly uncertain. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may adversely affect our ability to successfully commercialize our products and product candidates. We are in the process of transitioning from a company with solely a research focus to a company capable of supporting commercial activities and we have not yet demonstrated our ability to conduct large-scale sales and marketing activities. We may not be successful in such a transition.
Our financial condition and operating results to may continue to fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.
Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.
Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act, or the Tax Act, which significantly reformed the U.S. Internal Revenue Code of 1986, as amended, or the Code. The Tax Act, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.
As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020. Both contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the Tax Act. It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30 to 50% of adjusted taxable income.
Regulatory guidance under the Tax Act, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also likely that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the FFCR Act or the CARES Act.

Risks Related to the Discovery, Development, and Commercialization of our Product Candidates
If we do not successfully commercialize TIBSOVO® in current and any additional indications for which it may be approved our prospects may be substantially harmed.
In July 2018, the FDA approved TIBSOVO® for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation, and in May 2019, the FDA approved TIBSOVO® for the treatment of adult patients with newly diagnosed AML with a susceptible IDH1 mutation who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy. In December 2019, the FDA granted Breakthrough Therapy designation for ivosidenib for the treatment of adult patients with relapsed or refractory MDS with a susceptible IDH1 mutation as detected by an FDA-approved test, and we recently reopened enrollment in the MDS arm of our Phase 1 clinical trial of ivosidenib with the goal of generating sufficient data to pursue a regulatory filing in this indication. We are also evaluating ivosidenib in other clinical trials for the treatment of IDH1 mutant-positive cancers. Our ability to generate product revenue from TIBSOVO® will depend heavily on our successful development and commercialization of the product.
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
•our efforts to commercialize TIBSOVO® are impeded by the effects of the COVID-19 pandemic;
•we encounter any third-party patent interference, derivation, inter partes review, post-grant review, reexamination or patent infringement claims with respect to ivosidenib;
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
The COVID-19 pandemic, which began in late 2019 and has spread worldwide, may affect our ability to initiate or continue our planned, ongoing and future clinical trials, disrupt regulatory activities, disrupt our ability to maintain a commercial infrastructure for our products or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations.
The COVID-19 pandemic, which began in December 2019, has spread worldwide, causing many governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the pandemic and its effects on our business and operations are uncertain.
In the event of a continuation of shelter-in-place orders and/or other mandated local travel restrictions, our employees conducting research and development activities may not be able to access our research space, and our core activities may be significant limited or curtailed, possibly for an extended period of time. In light of the pandemic, we may choose to pause certain research programs, delay the start of certain longer-term clinical studies and limit hiring.
We have enrolled, and seek to enroll, patients in our clinical trials at sites located both in the United States and internationally. We face difficulties recruiting or retaining patients in our ongoing clinical trials because of the pandemic. Patients enrolled in our clinical trials may be unable or unwilling to visit clinical trial sites which may impact the collection of important clinical trial data. In addition limitations in the ability to visit sites has affected, and may continue to adversely affect, our enrollment timelines for our clinical trials, and may adversely affect the timing of completion of our clinical trials or our ability to complete clinical trials in a fully compliant manner. For example, due to disruptions related to the COVID-19 pandemic, we have delayed our expectations for completion of enrollment of our phase 3 AGILE clinical trial and the MDS arm of our phase 1 clinical trial of ivosidenib until 2021. Additionally, the potential suspension of clinical trial activity at clinical trial sites may have an adverse impact on our clinical trial plans and timelines.
We may face disruptions in our ability to prepare and submit applications to regulatory authorities for drug approvals and to build and maintain a commercial infrastructure for our products and product candidates. For example, we now expect to submit to the FDA an sNDA for TIBSOVO® for previously treated IDH1 mutant-positive cholangiocarcinoma in the first half of 2021, instead of by the end of 2020. We may face disruptions that may affect our ability to initiate and complete clinical trials including disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates and laboratory supplies for planned and ongoing clinical trials, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. We may face manufacturing disruptions or disruptions related to the ability to obtain necessary institutional review board, or IRB, or other necessary site approvals, as well as other delays at clinical trial sites.
The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.
The COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.
We do not know whether we will be able to develop any additional medicines of commercial value, based on our approach to the discovery and development of product candidates that target cellular metabolism.
Our scientific approach focuses on using our proprietary technology to identify key metabolic enzymes in diseased cells in the laboratory and then using these key enzymes to screen for and identify product candidates targeting cellular metabolism and adjacent areas of biology.

Our focus on using our proprietary technology to screen for and identify product candidates targeting cellular metabolism and adjacent areas of biology may not result in the discovery and development of commercially viable medicines to treat patients with hematologic malignancies, solid tumors or RGDs. Any medicines that we develop may not effectively correct metabolic pathways or alter the metabolic state of immune cells. If we are able to develop a product candidate that targets cellular metabolism and adjacent areas of biology in preclinical studies, we may not succeed in demonstrating safety and efficacy of the product candidate in human clinical trials. In addition, even if we obtain marketing approval for one of our product candidates, we can provide no assurance that commercialization of such product candidate will be successful.
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
The success of ivosidenib, mitapivat and our other product candidates will depend on many factors, including the following:
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
We, and any collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. In June 2018 Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML, which it subsequently withdrew in December 2019. In December 2018, we submitted an MAA to the EMA for TIBSOVO® for the treatment of adult patients with IDH1 mutant-positive R/R AML and we plan to submit an sNDA for TIBSOVO® for previously treated IDH1 mutant-positive cholangiocarcinoma to the FDA in the first half of 2021. However, we can provide no assurance that we will successfully submit such sNDA, or any NDA for any of our other product candidates, or that any MAA, NDA or sNDA submitted by us or Celgene will receive regulatory approval on the timeframe we expect, or at all.
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
It is possible that even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of, or intolerability caused by our product candidates, or mistakenly believe that our product candidates are toxic or not well-tolerated when that is not in fact the case.
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
Should the COVID-19 pandemic persist and/or spread, our clinical development plans could be affected. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. Some participants and clinical investigators may not be able to comply with clinical trial protocols, for example if quarantines or other travel limitations continue to impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. For example, due to disruptions related to the COVID-19 pandemic, we have delayed our expectations for completion of enrollment of our phase 3 AGILE clinical trial and the MDS arm of our phase 1 clinical trial of ivosidenib until 2021. Furthermore, site initiations and patient enrollment may be delayed or suspended by local health authorities considering the COVID-19 outbreak.
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
We or our collaborators may not be able to initiate or continue clinical trials for our product candidates if we or they are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States. For example, in the first quarter of 2020, we made the decision to halt internal development of AG-636 for the treatment of hematologic malignancies, including lymphoma due to limited enrollment in our phase 1 study in lymphoma. Furthermore, enrollment has been and may continue to be particularly challenging in light of the ongoing COVID-19 pandemic and even more so for some of the orphan diseases we target in our RGD programs. For example, due to disruptions related to the COVID-19 pandemic, we have delayed our expectations for completion of enrollment of our phase 3 AGILE clinical trial and the MDS arm of our phase 1 clinical trial of ivosidenib until 2021. In addition, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.
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
Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drug candidates, we believe that our success will depend, in part, on our ability to develop companion diagnostics, which are assays or tests to identify an appropriate patient population for these drug candidates. There has been limited success to date industry-wide in developing these types of companion diagnostics. To be successful, we need to address a number of scientific, technical and logistical challenges. We have little experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with any of our therapeutic product candidates that receive marketing approval. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing diagnostics, we rely and expect to continue to rely in part or in whole on third parties for their design and manufacture. We also depend on Celgene and Abbott Laboratories for the development of the FDA approved companion diagnostics for IDHIFA® and TIBSOVO®, respectively, and may in the future depend on other third parties for the development of other companion diagnostics for our cancer therapeutic product candidates. If any parties, including without limitation Celgene or us, or any third parties engaged by Celgene or us are unable to successfully develop companion diagnostics for our therapeutic product candidates, or experience delays in doing so:
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
Infections and deaths related to the COVID-19 pandemic may disrupt U.S. or international healthcare and regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay review and/or decision making with respect to marketing approvals for our product candidates. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.
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
TIBSOVO® and IDHIFA®, or any of our product candidates that receive marketing approval in the future, may fail to gain and/or maintain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
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
We have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for approved medicines for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to other third parties. Although we have established sales and marketing capabilities to support our co-promotion efforts for IDHIFA® and our sales of TIBSOVO®, we will need to further build our sales and marketing infrastructure to sell, or participate in sales activities with our collaborators for, our other product candidates if and when they are approved, including, for example, to support the potential approval of one or more product candidates in the EU.

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
There are also a number of product candidates in preclinical or clinical development by third parties to treat hematologic malignancies, solid tumors and RGDs by targeting similar mechanisms of action as our product candidates. These companies include large pharmaceutical companies, such as AstraZeneca plc, Bayer, Daiichi Sankyo, Eli Lilly and Company, Roche and its subsidiary Genentech, Inc., GlaxoSmithKline plc, Merck, and Pfizer, as well as biotechnology companies of various sizes, such as Forma, IDEAYA and Rocket Pharma. In addition, there are several companies developing immunotherapies, including metabolic immunotherapies, targeting cancer, including AstraZeneca; BeiGene, Ltd.; Bristol-Myers Squibb Company; GlaxoSmithKline; Genentech; and Merck. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
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
Similar privacy and data security requirements are either in place or underway in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by GDPR, though the California Consumer Privacy Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with current and any future federal and state laws regarding privacy and security of personal information could expose us to fines and penalties. We also face a threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.
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
•CStone may fail to provide us with timely and accurate information regarding development, sales and marketing activities or supply forecasts, which could adversely impact our ability to comply with our obligations to CStone, as well as our ability to generate accurate financial forecasts; and
•Business combinations, significant changes in CStone’s business strategy, or the impact of public health epidemics, such as the COVID-19 pandemic, may adversely affect CStone’s ability or resources available to perform its obligations under the CStone Agreement.
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
If either we or any third parties on which we rely are adversely impacted by restrictions resulting from the COVID-19 pandemic, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and research and development operations.
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
We are party to several collaboration agreements, including the 2010 Agreement with Celgene and the CStone Agreement. These collaborations involve complex allocations of rights, provide for milestone payments to us based on the achievement of specified clinical development, regulatory and commercial milestones, provide us with royalty-based revenue if certain product candidates are successfully commercialized and provide for cost reimbursements of certain development activities. We cannot predict the success of these collaborations.
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
•Collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities. For example, in March 2020, Celgene notified us of its decision to decline its option to enter into a development and commercialization agreement with respect to MAT2A and provided notice of its decision to decline its right to extend the research term of the 2016 Agreement. Further, in April 2020 Celgene notified us that BMS will be declining to elect any program for continued development and opt-in rights under the 2016 Agreement.

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
Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary medicines and technology. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and medicines that are important to our business. We do not yet have issued patents for all our most advanced product candidates in all markets in which we intend to commercialize but we continue to actively pursue patent protection for our assets around the world.
The patent prosecution process is costly and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify and/or file patent applications on every aspect of our research and development output that is or may be eligible for patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who may have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. There is also the possibility that loss or theft of data or records may jeopardize the ability to seek patent protection or impede the progress or drafting of patent applications.
We have licensed patent rights, and in the future may license additional patent rights, from third parties. Such licenses may be accompanied by milestone and/or royalty payment obligations. These licensed patent rights may be valuable to our business, and we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or medicines underlying such licenses. We cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. If any such licensors fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected. In addition to the foregoing, the risks associated with patent rights that we license from third parties also apply to patent rights we own.
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
Assuming the other requirements for patentability are met, prior to March 2013, in the United States, the first to make the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. Beginning in March 2013, the United States transitioned to a first inventor to file system in which, assuming the other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent. We may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize medicines without infringing third-party patent rights.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of the patent or in one or more patent claims being narrowed or invalidated, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and medicines. Given the significant amount of time required for the discovery, development, preclinical and clinical testing and regulatory review and approval of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. In such circumstances we would be relying primarily on regulatory or marketing exclusivity to exclude others from commercializing a generic version of our products.
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
The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. We have in the past and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our medicines and technology, including opposition, derivation, revocation, reexamination, post-grant and inter partes review or interference proceedings before the USPTO or other patent offices around the world. For example, in 2011, The Leonard and Madlyn Abramson Family Cancer Research Institute at the Abramson Cancer Center of the University of Pennsylvania initiated a lawsuit against us, one of our founders, Craig B. Thompson, M.D., and Celgene, alleging misappropriation of intellectual property and, in 2012, the Trustees of the University of Pennsylvania initiated a similar lawsuit against us and Dr. Thompson. Each of these lawsuits was settled in 2012. We are not aware of any other legal proceedings having been filed against us to date. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we or one of our collaborators are found to infringe a third party’s intellectual property rights, we or they could be required to obtain a license from such third party to continue developing and marketing our medicines and technology. However, we or our collaborators may not be able to obtain any required license on commercially reasonable terms or at all. Even if we or our collaborators were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. We or our collaborators could be forced, including by court order, to cease developing and commercializing the infringing technology or medicine. In addition, we or our collaborators could be found liable for monetary damages. A finding of infringement could prevent us or our collaborators from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we or our collaborators have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.
We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
Many of our employees, consultants or advisors are currently or were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our organization.
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
If we are unable to protect the confidentiality of our confidential information related to our proprietary platforms and technology, our business and competitive position could be harmed.
In addition to seeking patents for some of our technology and medicines, we also rely on maintaining the confidentiality of unpatented know-how, technology and other proprietary information, to maintain our competitive position. For example, we consider the confidential information and know-how related to our cellular metabolism technology platform to be our primary intellectual property assets in this space. Unpatented proprietary technical information and know-how can be difficult to protect.
We seek to protect this proprietary technical information and know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated proprietary information is difficult, expensive and time-consuming, and the outcome is unpredictable. If any of our proprietary technical information and know-how were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. Moreover, we anticipate that with respect to this platform, at least some of this technical information and know-how will, over time, be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel skilled in the art from academic to industry scientific positions.
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
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and comparable regulatory authorities in other countries. With the exception of the FDA approvals of IDHIFA® and TIBSOVO®, we and our collaborators have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. For example,  Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML which it subsequently withdrew in December 2019. Although we have an MAA under review by the EMA for TIBSOVO® for the treatment of adult patients with IDH1 mutant-positive R/R AML failure to obtain marketing approval for TIBSOVO® or any other product candidate will prevent us from commercializing the product candidate. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process.
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
In order to market and sell our medicines in the EU and many other jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML, which it subsequently withdrew in December 2019 and we have an MAA under review by the EMA for TIBSOVO® for the treatment of adult patients with IDH1 mutant-positive R/R AML. Celgene or we may not be successful in obtaining EMA approval of IDHIFA® or TIBSOVO®, respectively, on a timely basis, or ever. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our medicines in any market.

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
Any product or product candidate for which we or our collaborators obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our medicines, when and if any of them are approved.
Any product or product candidate for which we or our collaborators obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such medicine, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control and manufacturing, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and record keeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the medicine may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine, including the requirement to implement a risk evaluation and mitigation strategy.
The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use and if we market our medicines for uses other than their respective approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws, which violations may result in the imposition of significant administrative, civil and criminal penalties.
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
•warning letters or other notice of violation letters;
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
•the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties;
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
On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration thereafter represented to the Court of Appeals considering this judgment that it does not oppose the lower court's ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump Administration argued in support of upholding the lower court decision. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. On March 3, 2020, that court agreed to hear this case. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods, fires and the impact of public health epidemics, such as the ongoing COVID-19 pandemic.
Risks Related to Employee Matters and Managing Growth
Our future success depends on our ability to retain our key executives and scientific leadership and to attract, retain and motivate qualified personnel.

We are highly dependent on the principal members of our management and scientific teams, each of whom is employed “at will,” meaning we or they may terminate the employment relationship at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. Although we have managed recent executive transitions, including of our chief executive officer and chief scientific officer, we cannot predict the likelihood, timing or effect of future departures among our executive leadership.
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
In response to the COVID-19 pandemic, we have been required to close our facilities except for a limited number of essential facilities and laboratory staff. In the event of a continuation of shelter-in-place orders and other mandated local travel restrictions, our employees conducting research and development activities may not be able to access our research space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.
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
We expect to continue to experience growth in the number of our employees and the scope of our operations, including in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
The trading price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since January 1, 2015 the price of our common stock on the Nasdaq Global Select Market has ranged from $27.77 per share to $138.85 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The COVID-19 pandemic, which has had a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material effect on our business. While the full extent of the economic impact and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock.

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
•the societal and economic impact of public health epidemics, such as the ongoing COVID-19 pandemic;
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
In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our stock incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act, and, in any event, we have filed a registration statement permitting shares of common stock issued on exercise of options or upon vesting of restricted stock units, performance-based stock units or market-based stock units to be freely sold in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
As of March 31, 2020, our executive officers, directors and a small group of stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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
Under Section 382 of the Code and corresponding provisions of state law, if a company undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income may be limited. Our prior equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. We completed a review of our changes in ownership through December 31, 2019, and determined that we did not have a qualified ownership change since our last review as of December 31, 2018. Future ownership changes under Section 382 may limit the amount of net operating loss and tax credit carryforwards that we could potentially utilize to reduce future tax liabilities.
There is also a risk that due to regulatory changes, such as suspensions on the use of net operating losses, or other unforeseen reasons, our existing net operating losses could expire or otherwise become unavailable to offset future income tax liabilities. As described above in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the Tax Act, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards that may significantly impact our ability to utilize our net operating losses to offset taxable income in the future. In addition, state net operating losses generated in one state cannot be used to offset income generated in another state. For these reasons we may be unable to use a material portion of our net operating losses and other tax attributes.
Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.
We are subject to taxation in numerous U.S. states and territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including as a result of changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.
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
Item 5. Other Information
On April 30, 2020, we entered into a Sales Agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $250.0 million. Sales of common stock through Cowen may be made by any method that is deemed an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Cowen has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell our shares of common stock based upon our instructions. We are not obligated to make any sales of our common stock under the Sales Agreement. Any sales under the Sales Agreement will be made pursuant to a prospectus relating to such offering to be filed with the Securities and Exchange Commission.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation	8-K	001-36014	July 30, 2013	3.1
3.2	Amended and Restated By-Laws	8-K	001-36014	July 30, 2013	3.2
10.1#	Letter Agreement, dated as of October 7, between the Registrant and Bruce Car					X
10.2†	Amendment to Master Research and Collaboration Agreement, dated as of February 5, 2020, by and among the Registrant, Celgene Corporation and Celgene RIVOT Ltd					X
10.3†	Amendment I to License Agreement, dated as of March 2, 2020, by and between the Registrant and CStone Pharmaceuticals					X
10.4†	Amendment II to License Agreement, dated as of March 2, 2020, by and between the Registrant and CStone Pharmaceuticals					X
31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are not embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

# Indicates management contract or compensatory plan or arrangement
† Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission
* This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGIOS PHARMACEUTICALS, INC.

April 30, 2020	By:	/s/ Jacqualyn A. Fouse
Jacqualyn A. Fouse, Ph.D. Chief Executive Officer (principal executive officer)

April 30, 2020	By:	/s/ Andrew Hirsch
Andrew Hirsch Chief Financial Officer and Head of Corporate Development (principal financial officer)