Form 10-Q
period 2020-06-30
AGIOS PHARMACEUTICALS, INC.
filed 2020-07-30
CIK 1439222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 24, 2020: 69,110,084

AGIOS PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$295,858	$80,931
Marketable securities	494,270	483,946
Accounts receivable, net	12,023	8,952
Collaboration receivable – related party	2,537	1,539
Collaboration receivable – other	1,827	1,928
Royalty receivable – related party	1,650	2,900
Inventory	11,231	7,331
Prepaid expenses and other current assets	26,959	24,177
Total current assets	846,355	611,704
Marketable securities	4,285	152,929
Operating lease assets	89,208	93,643
Property and equipment, net	33,925	31,472
Financing lease assets	793	993
Other assets	1,575	—
Total assets	$976,141	$890,741
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,461	$21,896
Accrued expenses	41,911	53,142
Deferred revenue – related party	—	10,933
Operating lease liabilities	6,672	6,642
Financing lease liabilities	309	273
Total current liabilities	64,353	92,886
Deferred revenue, net of current portion – related party	—	50,580
Operating lease liabilities, net of current portion	101,874	106,074
Financing lease liabilities, net of current portion	491	673
Liability related to the sale of future revenue, net of debt issuance costs	250,958	—
Total liabilities	417,676	250,213
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 69,058,696 and 68,401,105 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	69	68
Additional paid-in capital	2,203,599	2,156,363
Accumulated other comprehensive income	1,636	202
Accumulated deficit	(1,646,839)	(1,516,105)
Total stockholders’ equity	558,465	640,528
Total liabilities and stockholders’ equity	$976,141	$890,741
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Revenues:
Product revenue, net	$27,581	$13,727	$50,255	$22,865
Collaboration revenue – related party	5,735	8,979	65,832	26,898
Collaboration revenue – other	692	812	1,685	1,782
Royalty revenue – related party	3,339	2,703	6,673	4,903
Total revenue	37,347	26,221	124,445	56,448
Cost and expenses:
Cost of sales	675	303	1,208	637
Research and development	90,917	107,389	182,173	202,974
Selling, general and administrative	35,951	32,390	74,452	64,181
Total cost and expenses	127,543	140,082	257,833	267,792
Loss from operations	(90,196)	(113,861)	(133,388)	(211,344)
Interest income, net	1,769	3,990	4,705	8,395
Non-cash interest expense for the sale of future revenue	(2,051)	—	(2,051)	—
Net loss	$(90,478)	$(109,871)	$(130,734)	$(202,949)
Net loss per share – basic and diluted	$(1.31)	$(1.87)	$(1.90)	$(3.46)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	68,958,091	58,722,244	68,784,109	58,589,167

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net loss	$(90,478)	$(109,871)	$(130,734)	$(202,949)
Other comprehensive income
Unrealized gain on available-for-sale securities	1,562	974	1,434	2,661
Comprehensive loss	$(88,916)	$(108,897)	$(129,300)	$(200,288)

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance at December 31, 2019	68,401,105	$68	$2,156,363	$202	$(1,516,105)	$640,528
Common stock issued under stock incentive plan and ESPP	388,820	1	5,464	—	—	5,465
Stock-based compensation expense	—	—	19,690	—	—	19,690
Other comprehensive loss	—	—	—	(128)	—	(128)
Net loss	—	—	—	—	(40,256)	(40,256)
Balance at March 31, 2020	68,789,925	$69	$2,181,517	$74	$(1,556,361)	$625,299
Common stock issued under stock incentive plan and ESPP	268,771	$—	$1,652	$—	$—	$1,652
Stock-based compensation expense	—	—	20,430	—	—	20,430
Other comprehensive income	—	—	—	1,562	—	1,562
Net loss	—	—	—	—	(90,478)	(90,478)
Balance at June 30, 2020	69,058,696	$69	$2,203,599	$1,636	$(1,646,839)	$558,465

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance at December 31, 2018	58,218,653	$58	$1,794,283	$(2,171)	$(1,104,633)	$687,537
Common stock issued under stock incentive plan and ESPP	441,168	1	6,002	—	—	6,003
Stock-based compensation expense	—	—	18,108	—	—	18,108
Other comprehensive income	—	—	—	1,687	—	1,687
Net loss	—	—	—	—	(93,078)	(93,078)
Balance at March 31, 2019	58,659,821	$59	$1,818,393	$(484)	$(1,197,711)	$620,257
Common stock issued under stock incentive plan and ESPP	89,365	$—	$2,770	$—	$—	$2,770
Stock-based compensation expense	—	—	18,547	—	—	18,547
Other comprehensive income	—	—	—	974	—	974
Net loss	—	—	—	—	(109,871)	(109,871)
Balance at June 30, 2019	58,749,186	$59	$1,839,710	$490	$(1,307,582)	$532,677

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2020	2019
Operating activities
Net loss	$(130,734)	$(202,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,906	4,042
Stock-based compensation expense	40,120	36,655
Net accretion of premium and discounts on investments	473	(2,019)
Non-cash operating lease expense	4,435	4,208
Non-cash interest expense associated with the sale of future revenue	2,051	—
Non-cash royalty revenue	(1,650)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,071)	(2,071)
Collaboration receivable – related party	(998)	(62)
Collaboration receivable – other	101	(1,552)
Royalty receivable – related party	1,250	(466)
Inventory	(3,900)	(3,790)
Prepaid expenses and other current and non-current assets	(4,357)	(2,517)
Accounts payable	(7,524)	(1,874)
Accrued expenses	(8,595)	7,071
Deferred revenue – related party	(61,513)	(22,449)
Operating lease liabilities	(4,149)	(3,649)
Net cash used in operating activities	(173,155)	(191,422)
Investing activities
Purchases of marketable securities	(189,601)	(144,231)
Proceeds from maturities and sales of marketable securities	328,883	343,372
Purchases of property and equipment	(8,688)	(3,309)
Net cash provided by investing activities	130,594	195,832
Financing activities
Payments on financing lease obligations	(166)	—
Net proceeds from stock option exercises and employee stock purchase plan	7,117	8,668
Proceeds from the sale of future revenue, net of issuance costs	250,537	—
Net cash provided by financing activities	257,488	8,668
Net change in cash and cash equivalents	214,927	13,078
Cash and cash equivalents at beginning of the period	80,931	70,502
Cash and cash equivalents at end of the period	$295,858	$83,580
Supplemental disclosure of non-cash investing and financing transactions
Additions to property and equipment in accounts payable and accrued expenses	$3,621	$535
Proceeds from stock option exercises in other current assets	$—	$112
Operating lease liabilities arising from obtaining operating lease assets	$—	$42,856
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
Basis of presentation
The condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of operations, comprehensive loss and stockholders' equity for the three and six months ended June 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of June 30, 2020, our results of operations and stockholders' equity for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and six-month periods are also unaudited. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The condensed consolidated balance sheet data as of December 31, 2019 was derived from our audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 that was filed with the Securities and Exchange Commission, or the SEC, on February 19, 2020.
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
Liquidity
On June 11, 2020, we sold our tiered, sales-based royalty rights on worldwide net sales of IDHIFA® (enasidenib), as well as our rights to receive up to $55.0 million in outstanding regulatory milestone payments from Bristol Myers Squibb, or BMS, to Royalty Pharma, or RPI, for $255.0 million. Under the 2010 Agreement, we remain eligible to receive a $25.0 million potential milestone payment for the enasidenib program upon achievement of a specified ex-U.S. commercial milestone event, as well as reimbursement for costs incurred for our co-commercialization efforts and development activities.
As of June 30, 2020, we had cash, cash equivalents and marketable securities of $794.4 million, which included the $255.0 million proceeds from RPI received in the second quarter of 2020. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities will be sufficient to fund current operations for at least the next twelve months from the issuance date of these financial statements.
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
Liability related to sale of future revenue
We treat the sale of future revenue to RPI as a debt financing, as we have significant continuing involvement in the generation of the cash flows. As result, we recorded the proceeds from this transaction as a liability related to the sale of future revenue to be amortized to interest expense using the effective interest rate method over the life of the arrangement.
The liability related to sale of future revenue and the related interest expense are based on our current estimates of future royalties expected to be paid over the life of the arrangement. We will periodically assess the expected royalty payments using a combination of internal projections and forecasts from external sources. To the extent our future estimates of royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than its previous estimates, we will prospectively recognize related non-cash interest expense.
For further discussion of the sale of future revenue, refer to Note 10, Sale of Future Revenue.
Amortization of issuance costs
We treated the liability related to sale of future revenue as a debt financing. As such, the long-term liability is initially recorded at its proceeds, net of deferred costs. Issuance costs, fees directly related to the sale of future revenue, are offset against initial carrying value of the long-term liability and are amortized on a straight-line basis over the remaining patent life of the product to an operating expense.
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
The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of June 30, 2020:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$215,368	$13,593	$—	$228,961
Total cash equivalents	215,368	13,593	—	228,961

Marketable securities:
U.S. Treasuries	—	165,283	—	165,283
Government securities	—	83,653	—	83,653
Corporate debt securities	—	249,619	—	249,619
Total marketable securities	—	498,555	—	498,555
Total cash equivalents and marketable securities	$215,368	$512,148	$—	$727,516
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently, at the end of each reporting period, valued utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2020.
There have been no changes to the valuation methods during the six months ended June 30, 2020. We evaluate transfers between levels at the end of each reporting period. We have no financial assets or liabilities that were classified as Level 3 at any point during the six months ended June 30, 2020.
4. Marketable Securities
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and are recorded at fair value. Unrealized gains are included as a component of accumulated other comprehensive income in the condensed consolidated balance sheets and statements of stockholders’ equity and a component of total comprehensive loss in the condensed consolidated statements of comprehensive loss, until realized. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive income, net of taxes. Realized gains and losses are included in investment income on a specific-identification basis. There were no material realized gains or losses on marketable securities for the three and six months ended June 30, 2020 and 2019.
Marketable securities at June 30, 2020 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$164,611	$679	$(7)	$165,283
Government securities	81,011	166	(23)	81,154
Corporate debt securities	247,003	861	(31)	247,833
Total Current	492,625	1,706	(61)	494,270

Non-current:
U.S. Treasuries	—	—	—	—
Government securities	2,499	—	—	2,499
Corporate debt securities	1,786	—	—	1,786
Total Non-current	4,285	—	—	4,285
Total marketable securities	$496,910	$1,706	$(61)	$498,555

Marketable securities at December 31, 2019 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$178,721	$58	$(38)	$178,741
Government securities	80,228	17	(16)	80,229
Corporate debt securities	224,928	139	(91)	224,976
Total Current	483,877	214	(145)	483,946

Non-current:
U.S. Treasuries	35,296	3	(13)	35,286
Government securities	17,587	14	(10)	17,591
Corporate debt securities	99,913	239	(100)	100,052
Total Non-current	152,796	256	(123)	152,929
Total marketable securities	$636,673	$470	$(268)	$636,875
As of June 30, 2020 and December 31, 2019, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale.
As of June 30, 2020 and December 31, 2019, we held 28 and 113 debt securities, respectively, that were in an unrealized loss position for less than one year. We did not record an allowance for credit losses as of June 30, 2020 and December 31, 2019 related to these securities. The aggregate fair value of debt securities in an unrealized loss position at June 30, 2020 and December 31, 2019 was $129.7 million and $345.7 million, respectively. There were no individual securities that were in a significant unrealized loss position as of June 30, 2020 and December 31, 2019. Given our intent and ability to hold such securities until recovery, and the lack of significant change in the credit risk of these investments, we do not consider these marketable securities to be impaired as of June 30, 2020 and December 31, 2019.
5. Inventory
Inventory, which consists of commercial supply of TIBSOVO®, consists of the following:

(In thousands)	June 30, 2020	December 31, 2019
Raw materials	$1,329	$180
Work-in-process	8,679	6,808
Finished goods	1,223	343
Total inventory	$11,231	$7,331

6. Leases
Our building leases are comprised of office and laboratory space under non-cancelable operating leases. These lease agreements have remaining lease terms of eight years and contain various clauses for renewal at our option. The renewal options were not included in the calculation of the operating lease assets and the operating lease liabilities as the renewal option is not reasonably certain of being exercised. The lease agreements do not contain residual value guarantees. Operating lease costs for the three and six months ended June 30, 2020 were $3.8 million and $7.6 million, respectively, and cash paid for amounts included in the measurement of operating lease liabilities for the three and six months ended June 30, 2020 were $3.5 million and $7.4 million, respectively. Operating lease costs for the three and six months ended June 30, 2019 were $3.8 million and $6.8 million, respectively, and cash paid for amounts included in the measurement of operating lease liabilities for the three and six months ended June 30, 2019 were $3.2 million and $6.3 million, respectively.
We have not entered into any material short-term leases or financing leases as of June 30, 2020.

As of June 30, 2020, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter were as follows:

(In thousands)
Remaining 2020	$5,886
2021	14,380
2022	16,773
2023	18,126
2024	18,660
2025	19,507
Thereafter	44,385
Undiscounted minimum rental commitments	$137,717
Interest	(29,171)
Operating lease liabilities	$108,546
In arriving at the operating lease liabilities as of June 30, 2020 and December 31, 2019, we applied the weighted-average incremental borrowing rate of 5.7% for both periods over a weighted-average remaining lease term of 7.7 years and 8.2 years, respectively.
7. Accrued Expenses
Accrued expenses consist of the following:

(In thousands)	June 30, 2020	December 31, 2019
Accrued compensation	$12,897	$18,982
Accrued research and development costs	18,697	21,777
Accrued professional fees	4,393	8,335
Accrued other	5,924	4,048
Total accrued expenses	$41,911	$53,142

8. Product Revenue
We sell TIBSOVO®, our wholly owned product, to a limited number of specialty distributors and specialty pharmacy providers, or collectively, the Customers. The Customers subsequently resell TIBSOVO® to pharmacies or dispense directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of TIBSOVO®.
The performance obligation related to the sale of TIBSOVO® is satisfied and revenue is recognized when the Customer obtains control of the product, which occurs at a point in time, typically upon delivery to the Customer.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Product revenue, net	$27,581	$13,727	$50,255	$22,865
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
The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2020:

(In thousands)	Contractual Adjustments	Government Rebates	Returns	Total
Balance at December 31, 2019	$874	$1,124	$1,798	$3,796
Current provisions relating to sales in the current year	6,522	4,266	726	11,514
Adjustments relating to prior years	(3)	22	(476)	(457)
Payments/returns relating to sales in the current year	(5,522)	(1,422)	—	(6,944)
Payments/returns relating to sales in the prior years	(653)	(677)	—	(1,330)
Balance at June 30, 2020	$1,218	$3,313	$2,048	$6,579
Total revenue-related reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In thousands)	June 30, 2020	December 31, 2019
Reduction of accounts receivable	$694	$540
Component of accrued expenses	5,885	3,256
Total revenue-related reserves	$6,579	$3,796
The following table presents changes in our contract assets during the six months ended June 30, 2020:

(In thousands)	December 31, 2019	Additions	Deductions	June 30, 2020
Contract assets (1)
Accounts receivable, net	$8,952	$61,312	$(58,241)	$12,023
(1) Additions to contract assets relate to amounts billed to Customers for product sales and deductions to contract assets primarily relate to collection of receivables during the reporting period.
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
Celgene Corporation
We have entered into the following collaboration agreements, or collectively, the Collaboration Agreements, with Celgene, a wholly-owned subsidiary of BMS, which is a related party through ownership of our common stock:
•In April 2010, we entered into a discovery and development collaboration and license agreement focused on cancer metabolism, or the 2010 Agreement, which was amended in October 2011 and July 2014. The discovery phase of the 2010 Agreement expired in April 2016. On August 15, 2016, we terminated the 2010 Agreement as to the program directed to the isocitrate dehydrogenase 1, or IDH1, target, for which ivosidenib was the lead development candidate. Accordingly, the sole program remaining under the 2010 Agreement is IDHIFA® (enasidenib), a co-commercialized licensed program for which Celgene leads and funds global development and commercialization activities. On June 11, 2020, we sold our tiered, sales-based royalty rights on worldwide net sales of IDHIFA® (enasidenib), as well as our rights to receive up to $55.0 million in outstanding regulatory milestone payments from BMS, to RPI for $255.0 million. Under the 2010 Agreement, we remain eligible to receive a $25.0 million potential milestone payment for the enasidenib program upon achievement of a specified ex-U.S. commercial milestone event, as well as reimbursement for costs incurred for our co-commercialization efforts and development activities.
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
•In May 2016, we entered into a master research and collaboration agreement with Celgene, or the 2016 Agreement, focused on metabolic immuno-oncology, or MIO, a developing field which aims to modulate the activity of relevant immune cells by targeting critical metabolic nodes, thereby enhancing the immune mediated anti-tumor response. The initial four-year research term of the 2016 Agreement ended May 2020. On March 25, 2020 Celgene declined the option to extend the research agreement for up to two, or in specified cases, up to four additional one-year terms which would have required the payment of a $40.0 million extension fee. Further, on April 10, 2020 Celgene notified us that they will be declining to elect any program as a continuation program under the 2016 agreement. Celgene had designated AG-270, our inhibitor of methionine adenosyltransferase 2a, or MAT2A, as a development candidate under the 2016 Agreement. On March 25, 2020, Celgene notified us of their decision to decline their option to enter into a Development & Commercialization Agreement with respect to the MAT2A program under the 2016 Agreement which would have required the payment of a $30.0 million fee. As a result of the decisions, the research services were fully satisfied as of May 17, 2020, no additional performance obligations remain under the 2016 Agreement and we are no longer eligible for any milestone payments for the 2016 agreement.
Collaboration revenue
During the three and six months ended June 30, 2020 and 2019, we recognized the following collaboration revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Services performed that were considered performance obligations as of the modification dates
On-going research and development services	$4,714	$8,155	$63,934	$25,220
Services performed that were not considered performance obligations as of the modification dates
Commercialization activities	1,021	824	1,898	1,678
Total collaboration revenue - related party	$5,735	$8,979	$65,832	$26,898
The following table presents changes in our contract assets and liabilities during the six months ended June 30, 2020:

(In thousands)	December 31, 2019	Additions	Deductions	June 30, 2020
Contract assets
Collaboration receivable – related party (1)	$1,539	$2,876	$(3,284)	$1,131
Unbilled receivable - related party (2)	—	1,406	—	1,406
Royalty receivable – related party (3)	2,900	5,023	(6,273)	1,650
Contract liabilities
Deferred revenue – related party, current and net of current portions (4)	61,513	2,421	(63,934)	—
(1) Additions to collaboration receivables - related party relate to amounts billed to Celgene for reimbursable costs incurred by us during the reporting period. Deductions to receivables relate to collection of receivables during the reporting period.
(2) Unbilled receivables - related party amounts relate to future reimbursable costs to Celgene.
(3) Additions to royalty receivables - related party relate to amounts billed to Celgene during the reporting period. Deductions to receivables relate to collection of receivables during the reporting period.
(4) Additions to deferred revenue - related party relate to consideration from Celgene during the reporting period. Deductions relate to deferred revenue recognized as revenue during the reporting period.
The change in collaboration revenue from on-going research and development services during the three and six months ended June 30, 2020 is primarily due to our updated estimate of the future costs that would be incurred from on-going research and development services to complete one of our performance obligations under the 2016 collaboration agreement that is recognized over time using an input method, due to Celgene’s decision to decline extending the research term in Q1 2020.
During the three and six months ended June 30, 2020 and 2019, we recognized the following as revenue due to changes in the contract liability balances:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Amounts included in the contract liability at the beginning of the period	$4,748	$8,009	$61,513	$24,419
Performance obligations satisfied in previous periods	—	—	—	—
As of June 30, 2020, the aggregate amount of the transaction price allocated to performance obligations that are partially unsatisfied was $5.2 million. This amount is expected to be recognized as performance obligations are satisfied through September 2023.

Royalty revenue
As the underlying performance obligation, or delivery of the enasidenib license, had been satisfied as of June 2014, royalty revenue is recognized as the related sales occur. During the three and six months ended June 30, 2020 and 2019, we recognized the following as royalty revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Royalty revenue – related party	$3,339	$2,703	$6,673	$4,903
On June 11, 2020, we sold our tiered, sales-based royalty rights on worldwide net sales of IDHIFA® (enasidenib), as well as our rights to receive up to $55.0 million in outstanding regulatory milestone payments from BMS, to RPI for $255.0 million. For further discussion of the sale of future revenue, refer to Note 10, Sale of Future Revenue.
Milestone revenue
No milestones were achieved during the three and six months ended June 30, 2020 or 2019. The next potential milestone expected to be achieved under the remaining terms of our Collaboration Agreements is the achievement of a specified ex-U.S. commercial milestone event, which would result in a milestone payment of $25.0 million under the 2010 Agreement.
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
Collaboration revenue
During the three and six months ended June 30, 2020 and 2019, we recognized the following collaboration revenue -other:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Services performed that were considered performance obligations as of the inception date
License and other services	$—	$—	$192	$—
Services performed that were not considered performance obligations as of the inception date
Other services	692	812	1,493	1,782
Total collaboration revenue - other	$692	$812	$1,685	$1,782

The following table presents changes in our contract assets during the six months ended June 30, 2020:

(In thousands)	December 31, 2019	Additions	Deductions	June 30, 2020
Contract assets (1)
Collaboration receivable - other	$1,928	$1,685	$(1,786)	$1,827
(1) Additions to contract assets relate to amounts receivable from CStone. Deductions to contract assets relate to collection of receivables during the reporting period.
As of June 30, 2020, the aggregate amount of the transaction price allocated to performance obligations that are partially unsatisfied was $0.5 million.

Royalty revenue
The license was determined to be the predominant item to which sales-based royalties and sales-based milestones relate. As the license was delivered in June 2018, we will recognize royalty revenue when the related sales occur. To date, no royalties have been received under the CStone Agreement.
Milestone revenue
No milestones were earned during the three and six months ended June 30, 2020 and 2019. The next potential milestone expected to be achieved under the CStone Agreement is the dosing of the first patient in a local study in a solid tumor indication in mainland China. Achievement of this event will result in a milestone payment of $5.0 million.
10. Sale of Future Revenue
On June 11, 2020, we sold our tiered, sales-based royalty rights on worldwide net sales of IDHIFA® (enasidenib), as well as our rights to receive up to $55.0 million in outstanding regulatory milestone payments from BMS, to RPI for $255.0 million. The gross proceeds of $255.0 million approximate the fair value of the liability related to the sale of future revenue based on a discounted cash flow model. The fair value for the liability related to the sale of future revenue at the time of the transaction was based on our current estimates of future royalties expected to be paid to RPI over the remaining patent life of the product, which are considered level 3 inputs.
Under the terms of the Purchase Agreement, although we sold all of our rights to receive royalties on worldwide net sales of IDHIFA® and future regulatory milestone payments, we continue to co-promote IDHIFA® and are therefore involved in the generation of these royalties. Due to our continuing involvement, we will continue to account for any royalties earned as revenue. We recorded the net proceeds from this transaction as a liability related to sale of future revenue, or Royalty Obligation, that will be amortized using the effective interest method over the remaining patent life.
As royalties are remitted to RPI from BMS, the balance of the Royalty Obligation will be effectively repaid over the life of the BMS License Agreement. In order to determine the amortization of the Royalty Obligation, we are required to estimate the total amount of future royalty payments to RPI over the life of the BMS License Agreement. The $255.0 million recorded will be accreted to the total of these royalty payments as interest expense over the life of the Royalty Obligation. At execution, our estimate of this total interest expense resulted in an effective annual interest rate of approximately 16.4%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the royalty period. We will periodically assess the estimated royalty payments to RPI from BMS and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty payments to RPI from BMS, and correspondingly, the amount of interest expense recorded by us, most of which are not within our control. Such factors include, but are not limited to, delays or discontinuation of development of enasidenib, regulatory approval, changing standards of care, the introduction of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to RPI are made in U.S. dollars (USD) while the underlying sales of enasidenib will be made in currencies other than USD, and other events or circumstances that are not currently foreseen. Changes to any of these factors could result in increases or decreases to both royalty revenues and interest expense.
The following table shows the activity of the Royalty Obligation since the transaction inception through June 30, 2020:

(in thousands)	June 30, 2020
Proceeds from the sale of future revenue	$255,000
Issuance costs	(4,463)
Non-cash royalty revenue	(1,650)
Non-cash interest expense associated with the sale of future revenue	2,051
Amortization of issuance costs	20
Liability related to the sale of future royalties	$250,958
During the three and six months ended June 30, 2020, $3.3 million and $6.7 million of royalty revenue from net sales of IDHIFA® were recognized, respectively, of which $1.65 million is non-cash royalty revenue.

11. Share-Based Payments
2013 Stock Incentive Plan
In June 2013, our Board of Directors adopted and, in July 2013 our stockholders approved, the 2013 Stock Incentive Plan, or the 2013 Plan. The 2013 Plan became effective upon the closing of our initial public offering and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, or RSUs, performance-based stock units, or PSUs, and other stock-based awards to employees, non-employees and non-employee directors. Following the adoption of the 2013 Plan, we granted no further stock options or other awards under the 2007 Stock Incentive Plan, or the 2007 Plan. Any options or awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remain outstanding and effective. As of June 30, 2020, the total number of shares reserved under the 2007 Plan and the 2013 Plan was 10,749,789, and we had 2,688,890 shares available for future issuance under the 2013 Plan.
Stock options
The following table presents stock option activity for the six months ended June 30, 2020:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2019	6,201,485	$58.61
Granted	922,820	50.09
Exercised	(284,814)	18.65
Forfeited/Expired	(241,540)	70.26
Outstanding at June 30, 2020	6,597,951	$58.72
Exercisable at June 30, 2020	3,927,185	$61.05
Vested and expected to vest at June 30, 2020	6,597,951	$58.72
At June 30, 2020, there was approximately $94.2 million of total unrecognized compensation expense related to unvested stock option awards, which we expect to recognize over a weighted-average period of approximately 2.5 years.
Restricted stock units
The following table presents RSU activity for the six months ended June 30, 2020:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2019	766,953	$63.44
Granted	790,376	50.79
Vested	(243,231)	69.93
Forfeited	(53,690)	61.18
Unvested shares at June 30, 2020	1,260,408	$54.35
As of June 30, 2020, there was approximately $51.1 million of total unrecognized compensation expense related to RSUs, which we expect to recognize over a weighted-average period of approximately 2.1 years.
Performance-based stock units
The following table presents PSU activity for the six months ended June 30, 2020:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2019	218,143	$55.64
Granted	20,622	48.49
Vested	(78,920)	54.82
Unvested shares at June 30, 2020	159,845	$55.13
Stock-based compensation expense associated with these PSUs is recognized if the underlying performance condition is considered probable of achievement using our management’s best estimates.

As of June 30, 2020, there was no unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered probable of achievement, and $6.9 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered not probable of achievement.
Market-based stock units
The following table presents market-based stock unit, or MSU, activity for the six months ended June 30, 2020:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2019	42,695	$41.50
Granted	—	—
Unvested shares at June 30, 2020	42,695	$41.50
The fair value of MSUs are estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the market condition. As of June 30, 2020, there was approximately $0.2 million of total unrecognized compensation expense related to MSUs, which we expect to recognize over the remaining derived service period of 0.2 years.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. We issued and sold 62,694 and 32,410 shares of common stock during the six months ended June 30, 2020 and 2019, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 836,363 shares of our common stock. As of June 30, 2020, we had 528,952 shares of common stock available for future issuance under the 2013 ESPP.
Stock-based compensation expense
Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Stock options	$11,503	$12,467	$23,106	$25,513
Restricted stock units	7,780	5,243	13,912	9,791
Performance-based stock units	478	—	1,866	186
Employee stock purchase plan	399	392	696	720
Other stock awards	270	445	540	445
Total stock-based compensation expense	$20,430	$18,547	$40,120	$36,655
Expenses related to stock options and stock-based awards were allocated as follows in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Research and development expense	$10,158	$10,067	$19,722	$20,109
Selling, general and administrative expense	10,272	8,480	20,398	16,546
Total stock-based compensation expense	$20,430	$18,547	$40,120	$36,655

12. Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net loss per share calculation, stock options, RSUs, PSUs and MSUs for which the performance and market vesting conditions, respectively, have been deemed probable, and 2013 ESPP shares are considered to be common stock equivalents, while PSUs and MSUs with performance and market vesting conditions, respectively, that were not deemed probable as of June 30, 2020 are not considered to be common stock equivalents.
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
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2020	2019
Stock options	6,597,951	6,343,294
Restricted stock units	1,260,408	737,510
Performance-based stock units	—	—
Employee stock purchase plan shares	39,997	33,064
Total common stock equivalents	7,898,356	7,113,868

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Information
The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019, and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 19, 2020. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management, and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, selling, general and administrative expenses, research and development expenses, the sufficiency of our cash for future operations and business activity disruption due to the COVID-19 pandemic. Words such as “anticipate,” “believe,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “predict,” “project,” “strategy,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “vision” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2019. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.
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
Hematologic malignancies and solid tumors
We are developing ivosidenib for the treatment of IDH1 mutant-positive cancers. Ivosidenib is an orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapy for the treatment of patients with cancers that harbor IDH1 mutations, including those with acute myeloid leukemia, or AML, myelodysplastic syndromes, or MDS, and cholangiocarcinoma. We hold worldwide development and commercial rights to ivosidenib and have licensed certain development and commercialization rights to ivosidenib to CStone in mainland China, Hong Kong, Macau, Taiwan, and Singapore. We will fund the future development and commercialization costs related to this program with the exception of development and commercialization activities of CStone under the CStone Agreement. The FDA has approved TIBSOVO® (ivosidenib) for the treatment of adult patients with R/R AML and a susceptible IDH1 mutation and for the treatment of patients with newly diagnosed AML with a susceptible IDH1 mutation as detected by an FDA-approved test who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy. In December 2018, we submitted a marketing authorization application, or MAA to the European Medicines Agency, or EMA for TIBSOVO® for the treatment of adult patients with R/R AML. The FDA granted orphan drug designation for ivosidenib for the treatment of cholangiocarcinoma, granted Breakthrough Therapy designation for ivosidenib in combination with azacitidine for the treatment of newly diagnosed AML with an IDH1 mutation in adult patients who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy, and granted Breakthrough Therapy designation for ivosidenib for the treatment of adult patients with relapsed or refractory MDS with a susceptible IDH1 mutation as detected by an FDA-approved test.
Celgene, in collaboration with us, is developing enasidenib for the treatment of IDH2 mutant-positive hematologic malignancies. Enasidenib is an orally available, selective, potent inhibitor of the mutated IDH2 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH2 mutations, including those with AML, who have a historically poor prognosis. The FDA has granted Celgene approval of IDHIFA® (enasidenib) for the treatment of adult patients with R/R AML and an IDH2 mutation. Celgene has worldwide development and commercialization rights for IDHIFA®, and we are eligible to receive royalties at tiered low-double digit to mid-teen percentage rates on any net sales of

IDHIFA® and have exercised our rights to provide up to one-third of the field-based commercialization efforts in the United States. On June 11, 2020 we sold our tiered, sales-based royalty rights on worldwide net sales of IDHIFA®, as well as our rights to receive up to $55.0 million in outstanding regulatory milestone payments from Bristol Myers Squibb, or BMS, to Royalty Pharma, or RPI, for $255.0 million.
Our pre-commercial clinical cancer product candidates are vorasidenib, AG-270, AG-946, and AG-636.
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
We are developing AG-946, a next-generation PKR activator, for the potential treatment of hemolytic anemias.
In the first quarter of 2020, we made the decision to cease the internal development of AG-636 for the treatment of hematologic malignancies, including lymphoma due to limited enrollment in our phase 1 study in lymphoma. AG-636 is an inhibitor of the metabolic enzyme dihydroorotate dehydrogenase, or DHODH, licensed by us from Aurigene Discovery Technologies Limited, or Aurigene.
RGDs
The lead product candidate in our RGD portfolio, mitapivat, targets pyruvate kinase-R, or PKR, for the treatment of pyruvate kinase, or PK, deficiency and other hemolytic anemias. PK deficiency is a rare genetic disorder that often results in severe hemolytic anemia, jaundice and lifelong conditions associated with chronic anemia and secondary complications due to inherited mutations in the pyruvate kinase enzyme within red blood cells. Mitapivat is an orally available small molecule and a potent activator of the wild-type (normal) and mutated PKR enzymes, which has resulted in restoration of adenosine triphosphate levels and a decrease in 2,3-diphosphoglycerate levels in blood sampled from patients with PK deficiency and treated ex-vivo with mitapivat. We are also developing mitapivat for the treatment of patients with thalassemia and sickle cell disease. We have worldwide development and commercial rights to mitapivat and expect to fund the future development and commercialization costs related to this program. The FDA and EMA granted orphan drug designations for mitapivat for the treatment of patients with PK deficiency, and the FDA granted orphan drug designation for mitapivat for the treatment of patients with thalassemia. We are also developing AG-946, our next -generation PKR activator, and plan to initiate a phase 1 study in healthy volunteers in the third quarter of 2020.
In addition to the aforementioned development programs, we are seeking to advance a number of early-stage discovery programs in the areas of hematological malignancies and solid tumors, RGDs.
Collaboration and license agreements
Refer to Note 9, Collaboration and License Agreements, of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements with Celgene and CStone.
Critical Accounting Policies and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We have determined that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses, stock-based compensation, and the liability related to the sale of future revenue. Except those that have been disclosed in Note 2, Summary of Significant Accounting Policies, of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no significant changes to our existing critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Financial Operations Overview
Impact of COVID-19 on our Business
The spread of SARS-CoV-2 and the resulting disease COVID-19 during the first half of 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020 the World Health Organization declared COVID-19 a pandemic. As of June 30, 2020, we have not experienced a significant financial or supply chain impact directly related to the pandemic but have experienced some disruptions to clinical operations, including timelines to complete patient enrollment in some of our clinical trials, as further described below. In this time of uncertainty as a result of the COVID-19 pandemic, we are continuing to serve our customers while taking precautions to provide a safe work environment for our employees and customers. In March 2020, we established and implemented a work from home policy for our employees. In April 2020, we made internal resource allocation decisions in order to deliver on key business objectives and to increase our financial flexibility, including, pausing the development of certain preclinical research programs, delaying the start of certain longer-term clinical studies, limiting staff hiring, reducing the number of contract workers, and delaying or limiting information technology and facilities infrastructure projects. Lastly, in June 2020, we began implementing Phase 1 of our return to work program, which enables all of our lab-based employees and related support personnel to return to our Cambridge office under strict guidelines as required by federal, state, and local authorities. We have been monitoring our supply chain network for disruptions due to the COVID-19 pandemic, and our third party manufacturers remain largely unaffected, with any campaign delays experienced to date being limited to a few days in duration. Although global shipping continues to be disrupted due to the pandemic, we have not experienced a supply impact and have accrued additional safety stock of TIBSOVO® in order to further mitigate risk.
As the pandemic continues to unfold, the extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include changes in the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Any prolonged material disruption of the Company’s employees, suppliers, manufacturing, or customers could negatively impact its consolidated financial position, consolidated results of operations and consolidated cash flows. As a result, we may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.
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
Additionally, since inception, we have incurred significant operating losses. Our net losses were $130.7 million and $202.9 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $1.6 billion. We expect to continue to incur significant expenses and net losses until such time we are able to report profitable results. Our net losses may fluctuate significantly from year to year. We expect that we will continue to incur significant expenses as we continue to advance and expand clinical development activities for our lead programs: ivosidenib, vorasidenib, mitapivat, and AG-270; continue to discover and validate novel targets and drug product candidates; expand and protect our intellectual property portfolio; and hire additional commercial, development and scientific personnel.
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
We also recognize collaboration revenue from our agreements with Celgene and CStone, and royalty revenue from Celgene on sales of IDHIFA®. On June 11, 2020, we sold our tiered, sales-based royalty rights on worldwide net sales of IDHIFA® (enasidenib), as well as our rights to receive up to $55.0 million in outstanding regulatory milestone payments from Celgene, a wholly-owned subsidiary of BMS, to RPI for $255.0 million. Due to our continued involvement in the generation of these royalties through our co-promote right, we are treating the sale of these royalties as a liability and will continue to recognize royalty revenue on sales of IDHIFA®.
In the future, we expect to continue to generate revenue from a combination of product sales, royalties on product sales, cost reimbursements, milestone payments, and upfront payments to the extent we enter into future collaborations or licensing agreements.

Cost of sales
Cost of sales consists primarily of manufacturing costs for sales of TIBSOVO®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of TIBSOVO® recorded during the three and six months ended June 30, 2020 and three and six months ended June 30, 2019, respectively, were expensed prior to July 20, 2018 and, therefore, are not included in costs of sales during the three and six months ended June 30, 2020 and three and six months ended June 30, 2019, respectively.
Research and development expenses
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as our product candidate development programs progress. However, the successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development and to commercialize these product candidates. We are also unable to positively predict when future net cash inflows will commence from TIBSOVO® (ivosidenib), vorasidenib, mitapivat, AG-270 or any of our other product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:
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
•AGILE, a global, registration-enabling phase 3 clinical trial, combining ivosidenib and VIDAZA® (azacitidine) in newly diagnosed AML patients with an IDH1 mutation who are ineligible for intensive chemotherapy. The trial is enrolling patients and, due to ongoing disruptions related to the COVID-19 pandemic, we expect to complete enrollment in 2021.
•HOVON150/AMLSG29, an intergroup sponsored, global, registration-enabling phase 3 trial, supported in collaboration with Celgene, combining ivosidenib or enasidenib with standard induction and consolidation chemotherapy in frontline AML patients with an IDH1 or IDH2 mutation. The trial is currently enrolling patients, although disruptions related to the COVID-19 pandemic slowed enrollment compared to our expectations in the first half of 2020.

•A phase 1 multicenter, open-label, dose-escalation and expansion clinical trial, designed to assess its safety, clinical activity and tolerability as a single agent in patients with advanced hematologic malignancies with an IDH1 mutation. The trial recently reopened enrollment of its relapsed or refractory MDS arm, and due to ongoing disruptions related to the COVID-19 pandemic, we expect to complete enrollment in 2021.
•A phase 1 multicenter, open-label, dose-escalation and expansion clinical trial, designed to assess its safety, clinical activity and tolerability as a single agent in patients with advanced solid tumors with an IDH1 mutation, including glioma, cholangiocarcinoma, and chondrosarcoma. The trial has completed enrollment.
•ClarIDHy, a registration-enabling phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial of ivosidenib in previously-treated patients with nonresectable or metastatic cholangiocarcinoma with an IDH1 mutation. The trial has completed enrollment. The primary endpoint of the trial was met and, due to ongoing disruptions related to the COVID-19 pandemic, we expect to file an sNDA with the FDA for TIBSOVO® in cholangiocarcinoma in the first quarter of 2021.
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
•INDIGO, a registration-enabling phase 3 clinical trial of vorasidenib in low-grade (grade 2) glioma with an IDH1 or IDH 2 mutation. The trial is enrolling patients although disruptions related to the COVID-19 pandemic slowed enrollment in the first half of 2020.
Mitapivat: PK Activator
•DRIVE PK, a global phase 2, first-in-patient, open-label safety and efficacy clinical trial of mitapivat in adult, transfusion-independent patients with PK deficiency. This trial has completed enrollment.
•ACTIVATE-T, a single arm, global, pivotal trial of mitapivat in regularly-transfused patients with PK deficiency. The trial has completed enrollment. Due to ongoing challenges in accessing clinical sites following completion of dosing as a result of the COVID-19 pandemic, we expect to report topline data from the trial between the end of 2020 and mid-2021.
•ACTIVATE, a 1:1 randomized, placebo-controlled, global, pivotal trial of mitapivat in patients with PK deficiency who do not receive regular transfusions. The trial has completed enrollment. Due to ongoing challenges in accessing clinical sites following completion of dosing as a result of the COVID-19 pandemic, we expect to report topline data from the trial between the end of 2020 and mid-2021.
•A phase 2, open-label safety and efficacy clinical trial of mitapivat in adult patients with non-transfusion-dependent thalassemia. The trial has completed enrollment.
•In collaboration with the National Institutes of Health, or NIH, we are evaluating mitapivat in a phase 1 trial in patients with sickle cell disease pursuant to a cooperative research and development agreement. New enrollment has been paused during the COVID-19 pandemic.
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
AG-946: Next-generation PKR Activator
•We plan to initiate a phase 1 study of AG-946 in healthy volunteers in the third quarter of 2020.
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
Results of Operations
Certain prior-year amounts have been reclassified to conform with current presentation.
Comparison of the three and six months ended June 30, 2020 and 2019
Total Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Revenues:
Product revenue, net	$27,581	$13,727	$50,255	$22,865
Collaboration revenue – related party	5,735	8,979	65,832	26,898
Collaboration revenue – other	692	812	1,685	1,782
Royalty revenue – related party	3,339	2,703	6,673	4,903
Total revenue	$37,347	$26,221	$124,445	$56,448

Total Revenue - Second Quarter of 2020 vs. Second Quarter of 2019 - The increase in total revenue of $11.1 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to an increase in product revenue of $13.9 million driven by increased sales volume of TIBSOVO®.
Total Revenue - Six Months ended June 30, 2020 vs. Six Months ended June 30, 2019 - The increase in total revenue of $68.0 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to an increase in collaboration revenue - related party of $38.9 million and an increase in product revenue of $27.4 million. The increase in collaboration revenue - related party for the six months ended June 30, 2020 is primarily due to our updated estimate of the future costs that would be incurred from on-going research and development services to complete one of our performance obligations under the 2016 collaboration agreement that is recognized over time using an input method, due to Celgene’s decision to decline extending the research term in Q1 2020. The increase in product revenue is primarily the result of increased sales volume of TIBSOVO®.

Total Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Cost and expenses:
Cost of sales	$675	$303	$1,208	$637
Research and development	90,917	107,389	182,173	202,974
Selling, general and administrative	35,951	32,390	74,452	64,181
Total Operating Expenses	$127,543	$140,082	$257,833	$267,792
Total Operating Expenses - Second Quarter of 2020 vs. Second Quarter of 2019 - The decrease in total operating expenses of $12.5 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due a decrease in research and development expenses of $16.5 million which is described below under Research and Development Expenses. We expect cost of sales to increase moderately in 2020 as we have depleted our finished goods inventory that was expensed prior to receiving FDA approval of TIBSOVO®.
Total Operating Expenses - Six Months ended June 30, 2020 vs. Six Months ended June 30, 2019 - The decrease in total operating expenses of $10.0 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to a decrease in research and development expenses of $20.8 million which is described below under Research and Development Expenses partially offset by an increase in selling, general and administrative expense of $10.3 million due to higher personnel costs, including stock-based compensation expense, related to additional hiring for our workforce. We expect cost of sales to increase moderately in 2020 as we have depleted our finished goods inventory that was expensed prior to receiving FDA approval of TIBSOVO®.
Research and Development Expenses
Our research and development expenses, by major program, are outlined in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Enasidenib (IDH2 inhibitor)	$267	$864	$625	$2,291
Ivosidenib (IDH1 inhibitor)	14,317	20,669	26,842	40,475
Vorasidenib (AG-881) (Pan IDH inhibitor)	4,390	5,741	7,961	8,058
Mitapivat (PKR activator)	11,056	11,718	20,776	21,180
AG-270 (MAT2A inhibitor)	1,243	3,387	3,509	5,853
AG-636 (DHODH inhibitor) discontinued	912	3,782	1,968	5,339
AG-946 (Next-Gen PKR activator)	2,432	1,610	4,838	2,230
Other research and platform programs	7,010	12,007	14,609	20,062
Total direct research and development expenses	41,627	59,778	81,128	105,488
Compensation and related expenses	37,509	35,585	76,148	72,609
Facilities and IT related expenses & other	11,781	12,026	24,897	24,877
Total indirect research and development expenses	49,290	47,611	101,045	97,486
Total research and development expense	$90,917	$107,389	$182,173	$202,974
Total Research and development Expenses - Second Quarter of 2020 vs. Second Quarter of 2019 - The decrease in total research and development expenses of $16.5 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to a $6.4 million decrease in ivosidenib costs and and a $5.0 million decrease in other research and platform programs, partially offset by a $1.9 million increase in our compensation and related expenses. The decrease in ivosidenib costs was primarily due to decreased trial activities as a result of slowed enrollment due to the COVID-19 pandemic and decreased clinical costs driven by $1.0 million in milestones achieved by HOVON during the three months ended June 30, 2019 for the initiation of the HO150/AMLSG29 trial. The decrease in other research and platform programs was primarily driven by planned decreased activity on various exploratory and discovery activities and a $4.0 million upfront payment for exploratory efforts in the second quarter of 2019. The increase in compensation and related expenses was primarily due to additional hiring during the three months ended June 30, 2020 to support increased clinical program activity, partially offset by reduced employee travel related expenses due to restrictions and reduced industry engagement during the COVID-19 pandemic.

Total Research and development Expenses - Six Months ended June 30, 2020 vs. Six Months ended June 30, 2019 - The decrease in total research and development expenses of $20.8 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to a $13.6 million decrease in ivosidenib costs and a $5.5 million decrease in other research and platform programs, partially offset by a $3.5 million increase in our compensation and related expenses. The decrease in ivosidenib costs was primarily due to decreased trial activities as a result of slowed enrollment due to the COVID-19 pandemic and decreased clinical costs driven by $4.2 million in milestones achieved by HOVON during the six months ended June 30, 2019 for the initiation of the HO150/AMLSG29 trial. The decrease in other research and platform programs was primarily driven by planned decreased activity on various exploratory and discovery activities and a $4.0 million upfront payment for exploratory efforts in the second quarter of 2019. The increase in compensation and related expenses was primarily due to additional hiring during the six months ended June 30, 2020 to support increased clinical program activity, partially offset by reduced employee travel related expenses due to restrictions and reduced industry engagement during the COVID-19 pandemic.
Interest Income and Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Interest income, net	$1,769	$3,990	$4,705	$8,395
Non-cash interest expense for the sale of future revenue	(2,051)	—	(2,051)	—
Interest Income and Non-cash interest expense for the sale of future revenue- Second Quarter of 2020 vs. Second Quarter of 2019 - The change in interest income, net is primarily attributable to the decrease in our outstanding marketable securities and changes in interest rates earned on our marketable securities recorded in the three months ended June 30, 2020. The change in non-cash interest expense for the sale of future revenue is due to the interest expense associated with the sale of future revenue recorded in the three months ended June 30, 2020.
Interest Income and Non-cash interest expense for the sale of future revenue- Six Months ended June 30, 2020 vs. Six Months ended June 30, 2019 - The change in interest income, net is primarily attributable to the decrease in our outstanding marketable securities and changes in interest rates earned on our marketable securities in the six months ended June 30, 2020. The change in non-cash interest expense for the sale of future revenue is due to the interest expense associated with the sale of future revenue recorded in the six months ended June 30, 2020.
Loss from Operations and Net Loss

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Loss from operations	$(90,196)	$(113,861)	$(133,388)	$(211,344)
Net loss	(90,478)	(109,871)	(130,734)	(202,949)
Loss from Operations and Net Loss – Second Quarter of 2020 vs. Second Quarter of 2019 – The decrease in loss from operations and net loss for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily driven by higher total revenue as described above in Total Revenue and by lower total expenses as described above in Total Operating Expenses.
Loss from Operations and Net Loss – Six Months ended June 30, 2020 vs. Six Months ended June 30, 2019 – The decrease in loss from operations and net loss for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily driven by higher total revenue as described above in Total Revenue and by lower total expenses as described above in Total Operating Expenses.
Liquidity and Capital Resources
Sources of liquidity
Since our inception, and through June 30, 2020, we have funded our operations through commercial sales of TIBSOVO®, upfront, milestone, extension, cost reimbursement and royalty payments related to our collaboration agreements, product sales, proceeds received from our issuance of preferred stock, our initial public offering and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings.
On April 30, 2020, we entered into an at-the-market sales agreement, or the 2020 sales agreement, with Cowen & Company LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million through Cowen pursuant to a universal shelf registration statement on Form S-3 filed with the SEC on April

30, 2020. As of June 30, 2020, $250.0 million in common stock remained available for future issuance under the 2020 sales agreement.
On June 11, 2020, we sold our tiered, sales-based royalty rights on worldwide net sales of IDHIFA® (enasidenib), as well as our rights to receive up to $55.0 million in outstanding regulatory milestone payments from BMS, to RPI for $255.0 million. Under the 2010 Agreement, we remain eligible to receive a $25.0 million potential milestone payment for the enasidenib program. The potential milestone payment is a $25.0 million milestone payment upon achievement of a specified ex-U.S. commercial milestone event, as well as reimbursement for costs incurred for our co-commercialization efforts and development activities.
In addition to our existing cash, cash equivalents and marketable securities, which included the $255.0 million proceeds from RPI received in the second quarter of 2020, we are eligible to earn milestone payments, cost reimbursements, and royalty payments under our collaboration agreements with Celgene and CStone. Our ability to earn the milestone payments, cost reimbursements and royalty payments, and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities, and is uncertain at this time. Our right to payments under our collaboration agreements with Celgene and CStone are our only committed potential external source of funds.
Cash flows
The following table provides information regarding our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(In thousands)	2020	2019
Net cash used in operating activities	$(173,155)	$(191,422)
Net cash provided by investing activities	130,594	195,832
Net cash provided by financing activities	257,488	8,668
Net change in cash and cash equivalents	$214,927	$13,078
Net cash used in operating activities. During the six months ended June 30, 2020, we received $52.3 million from sales of TIBSOVO®, $6.3 million in royalty payments and $3.3 million in cost reimbursements and related to our Collaboration Agreements with Celgene, $4.8 million in interest received, and $1.8 million in cost reimbursement related to our Collaboration agreement with CStone. These amounts were offset by decreased operating expenses driven by lower research and development costs described above in Research and Development Expenses partially offset by increased staffing needs due to our expanding operations.
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
Net cash provided by investing activities. Cash provided by investing activities for the six months ended June 30, 2020 was primarily the result of higher proceeds from maturities and sales of marketable securities than purchases of marketable securities, offset by $8.7 million in purchases of property and equipment. Cash provided by investing activities for the six months ended June 30, 2019 was primarily the result of higher proceeds from maturities and sales of marketable securities than purchases of marketable securities, offset by $3.3 million in purchases of property and equipment.
Net cash provided by financing activities. Cash provided by financing activities for the six months ended June 30, 2020 was primarily the result of net proceeds of $250.5 million from the sale of our tiered, sales-based royalty rights on worldwide net sales of IDHIFA® (enasidenib) and our ex-US regulatory milestones to RPI in June 2020, and the $7.1 million of proceeds received from stock option exercises and purchases made pursuant to our 2013 ESPP. Cash provided by financing activities for the six months ended June 30, 2019 was primarily the result of the $8.7 million of proceeds received from stock option exercises and purchases made pursuant to our 2013 ESPP.
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

We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2020, together with anticipated product revenue, anticipated interest income and anticipated expense reimbursements under our collaboration and license agreements, but excluding any additional program-specific milestone payments, will enable us to fund our operating expenses and capital expenditure requirements through the end of December 2022. Our future capital requirements will depend on many factors, including:
•the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
•the success of and developments regarding, our collaborations;
•the costs, timing and outcome of regulatory review of our product candidates;
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•commercialization expenses related to approved medicines such as TIBSOVO® and IDHIFA®;
•levels of product revenue from sales of TIBSOVO®;
•the costs associated with preparation for the potential commercial launch of one or more of our product candidates, including the build-out of a limited commercial infrastructure in the EU;
•our ability to establish and maintain additional collaborations on favorable terms, if at all;
•operational delays due to the ongoing COVID-19 pandemic; and
•the extent to which we acquire or in-license other medicines and technologies.
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
During the six months ended June 30, 2020, except for the minimum rental commitments disclosed in Note 6, Leases, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of June 30, 2020 and December 31, 2019, we had cash, cash equivalents and marketable securities of $794.4 million and $717.8 million, respectively, consisting primarily of investments in U.S. Treasuries, government securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point change in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs located in Asia and Europe that are denominated in foreign currencies, and we are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2020 and December 31, 2019, liabilities denominated in foreign currencies were immaterial.
Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
We entered into the RPI Purchase Agreement as of June 11, 2020. As a result, we made the following modifications to our internal control over financial reporting, including changes to accounting policies and procedures, operational processes, and documentation practices that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:
•updated our policies and procedures related to liabilities related to the sale of future revenue and added documentation processes related to accounting for the RPI Purchase Agreement;
•added internal controls over the accounting for the RPI Purchase Agreement; and
•added controls to address related disclosures for the RPI Purchase Agreement
Other than the items described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained herein, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of our management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “predict,” “project,” “strategy,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “vision” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The risks described are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
Since inception, we have incurred significant operating losses. Our net losses were $411.5 million, $346.0 million and $314.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, and $130.7 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $1.6 billion. To date, we have generated only modest revenue from sales of TIBSOVO® and prior to our sale to RPI of our royalty rights to IDHIFA® and any other product that contains the compound enasidenib as an active ingredient, which we refer to as the RPI Transaction, royalties on sales of IDHIFA® . Other than the FDA approvals of TIBSOVO® (for the treatment of IDH1 mutant-positive adult patients with R/R AML or newly diagnosed AML who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy) and IDHIFA® (for the treatment of IDH2 mutant-positive adult patients with R/R AML), we have not obtained marketing approval for any of our product candidates, which are in preclinical or clinical development stages. We have financed our operations primarily through public offerings of our common stock and our collaboration agreements with Celgene and have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and net losses until such time as we are able to report profitable results. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that we will incur significant expenses if and as we:
•initiate and continue clinical trials for our products and product candidates, including: ivosidenib, enasidenib, vorasidenib, mitapivat, AG-270 and AG-946;
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
We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2020, together with anticipated product revenue, anticipated interest income and anticipated expense reimbursements under our collaboration and license agreements, but excluding any additional program-specific milestone payments, will enable us to fund our operating expenses and capital expenditure requirements through the end of December 2022. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:
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
•levels of product revenue from sales of TIBSOVO®;
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
Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain additional marketing approvals and achieve product sales. In addition, TIBSOVO®, IDHIFA®, or our current and any future product candidates, if approved, may not achieve or maintain commercial success. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
Until such time as we can generate positive cash flow, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than agreements with our collaborators, which are limited in scope and duration. To the extent that we raise additional capital from the issuances and sales of our common stock pursuant to the 2020 sales agreement or through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may require us to enter into agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.
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
Regulatory guidance under the Tax Act, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the FFCR Act or the CARES Act.
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
•we fail to gain and/or maintain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community;
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
We may face disruptions in our ability to prepare and submit applications to regulatory authorities for drug approvals and to build and maintain a commercial infrastructure for our products and product candidates. For example, we now expect to submit to the FDA an sNDA for TIBSOVO® for previously treated IDH1 mutant-positive cholangiocarcinoma in the first quarter of 2021, instead of by the end of 2020. We may face disruptions that may affect our ability to initiate and complete clinical trials including disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates and laboratory supplies for planned and ongoing clinical trials, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. We may face manufacturing disruptions or disruptions related to the ability to obtain necessary institutional review board, or IRB, or other necessary site approvals, as well as other delays at clinical trial sites.
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
Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of our current and any future product candidates, including vorasidenib, mitapivat, AG-270 and AG-946.
The success of ivosidenib, vorasidenib, mitapivat, AG-270, and AG-946 and our other product candidates will depend on many factors, including the following:
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
We, and any collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. In June 2018 Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML, which it subsequently withdrew in December 2019. In December 2018, we submitted an MAA to the EMA for TIBSOVO® for the treatment of adult patients with IDH1 mutant-positive R/R AML and we plan to submit an sNDA for TIBSOVO® for previously treated IDH1 mutant-positive cholangiocarcinoma to the FDA in the first quarter of 2021. However, we can provide no assurance that we will successfully submit such sNDA, or any NDA for any of our other product candidates, or that any MAA, NDA or sNDA submitted by us or Celgene will receive regulatory approval on the timeframe we expect, or at all.
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
With the exception of TIBSOVO® and IDHIFA®, our most advanced product candidates are still in clinical stage development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us or any collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If adverse effects were to arise in patients being treated with any of our product candidates, it could require us to halt, delay or interrupt clinical trials of such product candidate or adversely affect our ability to obtain requisite approvals to advance the development and commercialization of such product candidate. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in earlier stage testing for treating cancer, RGDs or other diseases have later been found to cause side effects that prevented further development of the compound. For instance, in December 2016, we withdrew our IND for AG-519, our second PKR activator, following verbal notification of a clinical hold from the FDA relating to a previously disclosed case of drug-induced cholestatic hepatitis which occurred in our phase 1 clinical trial of AG-519 in healthy volunteers. Although these decisions and this hepatic adverse event finding do not affect our ongoing clinical trials for mitapivat, we cannot provide any assurances that there will not be similar or other treatment-related severe adverse events in our other clinical trials for mitapivat, that our other trials will not be placed on clinical hold in the future, or that patient recruitment for our other trials will not be adversely impacted.
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
Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drug candidates, we believe that our success will depend, in part, on our ability to develop companion diagnostics, which are assays or tests to identify an appropriate patient population for these drug candidates. There has been limited success to date industry-wide in developing these types of companion diagnostics. To be successful, we need to address a number of scientific, technical and logistical challenges. We have little experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with any of our therapeutic product candidates that receive marketing approval. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing diagnostics, we rely and expect to continue to rely in part or in whole on third parties for their design and manufacture. We also depend on Abbott Laboratories for the development of the FDA approved diagnostic for TIBSOVO®, and may in the future depend on other third parties for the development of other companion diagnostics for our cancer therapeutic product candidates. If any parties, including without limitation Celgene or us, or any third parties engaged by Celgene or us are unable to successfully develop companion diagnostics for our therapeutic product candidates, or experience delays in doing so:
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
We are party to several collaboration agreements, including the 2010 Agreement with Celgene, pursuant to which we and Celgene are evaluating enasidenib in specified clinical trials, and the CStone Agreement, pursuant to which we have granted rights to CStone for the development and commercialization of ivosidenib, either as monotherapy or in combination with other therapies, in the CStone Territory. These collaborations involve complex allocations of rights. Furthermore, in specified cases these collaborations provide for milestone payments to us based on the achievement of specified clinical development, regulatory and commercial milestones, provide us with royalty-based revenue if certain product candidates are successfully commercialized and provide for cost reimbursements of certain development activities. We cannot predict the success of these collaborations.
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
Collaborations involving our product candidates, including our collaborations with Celgene and CStone, pose the following risks to us:
•Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations. Under the 2010 Agreement, and the CStone Agreement, development and commercialization plans and strategies for licensed programs, such as enasidenib, or in the CStone Territory, ivosidenib, will be conducted in accordance with a plan and budget approved by a joint committee comprised of equal numbers of representatives from each of us and Celgene or CStone, as to which Celgene or CStone, as applicable, may have final decision-making authority.

•Collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities. For example, in March 2020, Celgene notified us of its decision to decline its option to enter into a development and commercialization agreement with respect to MAT2A and provided notice of its decision to decline its right to extend the research term of the 2016 Agreement. Further, in April 2020, Celgene notified us that BMS has declined to elect any program for continued development and opt-in rights under the 2016 Agreement.
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
•Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. For example, in September 2018, we and Celgene agreed to terminate the AG-881 Agreements effective as of September 4, 2018, as a result of which we will be responsible for future development costs of vorasidenib, other than certain agreed-up costs which we and Celgene had split until December 31, 2018. Celgene can terminate its remaining agreements with us, in their entirety or with respect to enasidenib under the 2010 Agreement upon 90 days’ notice and can terminate each entire agreement with us in connection with a material breach of the agreement by us that remains uncured for a period ranging from 60 to 90 days.

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
We have been monitoring our supply chain network for any disruptions due to the COVID-19 pandemic, and our CDMO manufacturers have remained largely unaffected, with any campaign delays experienced to date being limited to a few days in duration. Although global shipping continues to be disrupted due to the pandemic, we have not yet experienced a supply impact and we have accrued additional safety stock of TIBSOVO® in order to further mitigate risk. While we have not yet experienced disruptions to our supply chain due to the COVID-19 pandemic, if either we or any third parties on which we rely are adversely impacted by restrictions resulting from the COVID-19 pandemic, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and research and development operations.
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
•variations in our financial results, including fluctuations in levels of sales of TIBSOVO® or results of companies that are perceived to be similar to us;
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
As of June 30, 2020, our executive officers, directors and a small group of stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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

Item 5. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation	8-K	001-36014	July 30, 2013	3.1
3.2	Amended and Restated By-Laws	8-K	001-36014	July 30, 2013	3.2
10.1	Sales Agreement, dated April 30, 2020, by and between the Registrant and Cowen and Company, LLC	S-3ASR	333-237930	April 30, 2020	1.2
10.2†	Royalty Purchase Agreement, dated as of June 11, 2020, by and between the Registrant and RPI 2019 Intermediate Finance Trust					X
31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are not embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

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

AGIOS PHARMACEUTICALS, INC.

July 30, 2020	By:	/s/ Jacqualyn A. Fouse
Jacqualyn A. Fouse, Ph.D. Chief Executive Officer (principal executive officer)

July 30, 2020	By:	/s/ Andrew Hirsch
Andrew Hirsch Chief Financial Officer and Head of Corporate Development (principal financial officer)