Form 10-Q
period 2020-09-30
AGIOS PHARMACEUTICALS, INC.
filed 2020-11-05
CIK 1439222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 30, 2020: 69,259,817

AGIOS PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)
AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$104,855	$80,931
Marketable securities	500,684	483,946
Accounts receivable, net	18,989	8,952
Collaboration receivable – related party	2,334	1,539
Collaboration receivable – other	1,992	1,928
Royalty receivable – related party	—	2,900
Inventory	11,371	7,331
Prepaid expenses and other current assets	28,861	24,177
Total current assets	669,086	611,704
Marketable securities	116,889	152,929
Operating lease assets	86,952	93,643
Property and equipment, net	33,495	31,472
Financing lease assets	677	993
Other assets	1,350	—
Total assets	$908,449	$890,741
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,853	$21,896
Accrued expenses	49,724	53,142
Deferred revenue – related party	—	10,933
Operating lease liabilities	6,881	6,642
Financing lease liabilities	313	273
Total current liabilities	69,771	92,886
Deferred revenue, net of current portion – related party	—	50,580
Operating lease liabilities, net of current portion	99,693	106,074
Financing lease liabilities, net of current portion	412	673
Liability related to the sale of future revenue, net of debt issuance costs	258,121	—
Total liabilities	427,997	250,213
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 69,198,063 and 68,401,105 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	69	68
Additional paid-in capital	2,225,538	2,156,363
Accumulated other comprehensive income	663	202
Accumulated deficit	(1,745,818)	(1,516,105)
Total stockholders’ equity	480,452	640,528
Total liabilities and stockholders’ equity	$908,449	$890,741
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Revenues:
Product revenue, net	$31,716	$17,422	$81,971	$40,287
Collaboration revenue – related party	1,206	5,516	67,038	32,414
Collaboration revenue – other	1,101	420	2,786	2,202
Royalty revenue – related party	683	2,666	7,356	7,569
Total revenue	34,706	26,024	159,151	82,472
Cost and expenses:
Cost of sales	638	393	1,846	1,030
Research and development	89,555	101,672	271,728	304,646
Selling, general and administrative	34,840	33,019	109,292	97,200
Total cost and expenses	125,033	135,084	382,866	402,876
Loss from operations	(90,327)	(109,060)	(223,715)	(320,404)
Interest income, net	1,115	2,887	5,820	11,282
Non-cash interest expense for the sale of future revenue	(9,767)	—	(11,818)	—
Net loss	$(98,979)	$(106,173)	$(229,713)	$(309,122)
Net loss per share – basic and diluted	$(1.43)	$(1.81)	$(3.33)	$(5.27)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	69,144,061	58,803,534	68,905,853	58,661,607

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net loss	$(98,979)	$(106,173)	$(229,713)	$(309,122)
Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale securities	(973)	(26)	461	2,635
Comprehensive loss	$(99,952)	$(106,199)	$(229,252)	$(306,487)

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance at December 31, 2019	68,401,105	$68	$2,156,363	$202	$(1,516,105)	$640,528
Common stock issued under stock incentive plan and ESPP	388,820	1	5,464	—	—	5,465
Stock-based compensation expense	—	—	19,690	—	—	19,690
Other comprehensive loss	—	—	—	(128)	—	(128)
Net loss	—	—	—	—	(40,256)	(40,256)
Balance at March 31, 2020	68,789,925	$69	$2,181,517	$74	$(1,556,361)	$625,299
Common stock issued under stock incentive plan and ESPP	268,771	$—	$1,652	$—	$—	$1,652
Stock-based compensation expense	—	—	20,430	—	—	20,430
Other comprehensive income	—	—	—	1,562	—	1,562
Net loss	—	—	—	—	(90,478)	(90,478)
Balance at June 30, 2020	69,058,696	$69	$2,203,599	$1,636	$(1,646,839)	$558,465
Common stock issued under stock incentive plan and ESPP	139,367	$—	$3,532	$—	$—	$3,532
Stock-based compensation expense	—	—	18,407	—	—	18,407
Other comprehensive loss	—	—	—	(973)	—	(973)
Net loss	—	—	—	—	(98,979)	(98,979)
Balance at September 30, 2020	69,198,063	$69	$2,225,538	$663	$(1,745,818)	$480,452

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders' Equity (Continued)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance at December 31, 2018	58,218,653	$58	$1,794,283	$(2,171)	$(1,104,633)	$687,537
Common stock issued under stock incentive plan and ESPP	441,168	1	6,002	—	—	6,003
Stock-based compensation expense	—	—	18,108	—	—	18,108
Other comprehensive income	—	—	—	1,687	—	1,687
Net loss	—	—	—	—	(93,078)	(93,078)
Balance at March 31, 2019	58,659,821	$59	$1,818,393	$(484)	$(1,197,711)	$620,257
Common stock issued under stock incentive plan and ESPP	89,365	$—	$2,770	$—	$—	$2,770
Stock-based compensation expense	—	—	18,547	—	—	18,547
Other comprehensive income	—	—	—	974	—	974
Net loss	—	—	—	—	(109,871)	(109,871)
Balance at June 30, 2019	58,749,186	$59	$1,839,710	$490	$(1,307,582)	$532,677
Common stock issued under stock incentive plan and ESPP	128,505	$—	$3,225	$—	$—	$3,225
Stock-based compensation expense	—	—	18,588	—	—	18,588
Other comprehensive loss	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(106,173)	(106,173)
Balance at September 30, 2019	58,877,691	$59	$1,861,523	$464	$(1,413,755)	$448,291

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2020	2019
Operating activities
Net loss	$(229,713)	$(309,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,307	6,124
Stock-based compensation expense	58,527	55,243
Net accretion of premium and discounts on investments	1,521	(2,772)
Gain on disposal of property and equipment	—	466
Non-cash operating lease expense	6,691	6,341
Non-cash interest expense associated with the sale of future revenue	11,818	—
Non-cash royalty revenue	(4,341)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(10,037)	(2,030)
Collaboration receivable – related party	(795)	624
Collaboration receivable – other	(64)	(199)
Royalty receivable – related party	2,900	(366)
Inventory	(4,040)	(4,980)
Prepaid expenses and other current and non-current assets	(6,033)	(3,552)
Accounts payable	(7,640)	2,649
Accrued expenses	162	4,602
Deferred revenue – related party	(61,513)	(25,849)
Operating lease liabilities	(6,112)	(4,190)
Net cash used in operating activities	(241,362)	(277,011)
Investing activities
Purchases of marketable securities	(430,624)	(194,822)
Proceeds from maturities and sales of marketable securities	448,866	476,382
Purchases of property and equipment	(13,892)	(5,347)
Net cash provided by investing activities	4,350	276,213
Financing activities
Payments on financing lease obligations	(250)	—
Net proceeds from stock option exercises and employee stock purchase plan	10,649	12,005
Proceeds from the sale of future revenue, net of issuance costs	250,537	—
Net cash provided by financing activities	260,936	12,005
Net change in cash and cash equivalents	23,924	11,207
Cash and cash equivalents at beginning of the period	80,931	70,502
Cash and cash equivalents at end of the period	$104,855	$81,709
Supplemental disclosure of non-cash investing and financing transactions
Additions to property and equipment in accounts payable and accrued expenses	$185	$2,089
Operating lease liabilities arising from obtaining operating lease assets	$—	$42,322
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
Overview
We are a biopharmaceutical company committed to transforming patients’ lives through scientific leadership in the field of cellular metabolism and adjacent areas of biology, with the goal of creating differentiated, small molecule medicines for patients in the areas of hematologic malignancies, solid tumors and rare genetic diseases, or RGDs. To address these focus areas, we take a systems biology approach to deeply understand disease states, drive the discovery and validation of novel therapeutic targets, and define patient selection strategies, thereby increasing the probability that our experimental medicines will have the desired therapeutic effect. We are located in Cambridge, Massachusetts.
Basis of presentation
The condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations, comprehensive loss and stockholders' equity for the three and nine months ended September 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of September 30, 2020, our results of operations and stockholders' equity for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and nine-month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The condensed consolidated balance sheet data as of December 31, 2019 was derived from our audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 that was filed with the Securities and Exchange Commission, or the SEC, on February 19, 2020.
Our condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in conformity with U.S. GAAP.
Use of estimates
The preparation of our condensed consolidated financial statements requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain the pandemic or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.
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
As of September 30, 2020, we had cash, cash equivalents and marketable securities of $722.4 million. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities will be sufficient to fund current operations for at least the next twelve months from the issuance date of these financial statements.
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
The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of September 30, 2020:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$54,494	$—	$—	$54,494
Total cash equivalents	54,494	—	—	54,494

Marketable securities:
U.S. Treasuries	—	145,087	—	145,087
Government securities	—	155,725	—	155,725
Corporate debt securities	—	316,761	—	316,761
Total marketable securities	—	617,573	—	617,573
Total cash equivalents and marketable securities	$54,494	$617,573	$—	$672,067
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently, at the end of each reporting period, valued utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2020.
There have been no changes to the valuation methods during the nine months ended September 30, 2020. We evaluate transfers between levels at the end of each reporting period. We have no financial assets or liabilities that were classified as Level 3 at any point during the nine months ended September 30, 2020.
4. Marketable Securities
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and are recorded at fair value. Unrealized gains are included as a component of accumulated other comprehensive income in the condensed consolidated balance sheets and statements of stockholders’ equity and a component of total comprehensive loss in the condensed consolidated statements of comprehensive loss, until realized. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive income, net of taxes. Realized gains and losses are included in investment income on a specific-identification basis. There were no material realized gains or losses on marketable securities for the three and nine months ended September 30, 2020 or 2019.
Marketable securities at September 30, 2020 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$139,583	$380	$(4)	$139,959
Government securities	94,336	77	(11)	94,402
Corporate debt securities	265,999	367	(43)	266,323
Total Current	499,918	824	(58)	500,684

Non-current:
U.S. Treasuries	5,132	—	(4)	5,128
Government securities	61,320	9	(6)	61,323
Corporate debt securities	50,540	1	(103)	50,438
Total Non-current	116,992	10	(113)	116,889
Total marketable securities	$616,910	$834	$(171)	$617,573

Marketable securities at December 31, 2019 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$178,721	$58	$(38)	$178,741
Government securities	80,228	17	(16)	80,229
Corporate debt securities	224,928	139	(91)	224,976
Total Current	483,877	214	(145)	483,946

Non-current:
U.S. Treasuries	35,296	3	(13)	35,286
Government securities	17,587	14	(10)	17,591
Corporate debt securities	99,913	239	(100)	100,052
Total Non-current	152,796	256	(123)	152,929
Total marketable securities	$636,673	$470	$(268)	$636,875
As of September 30, 2020 and December 31, 2019, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale.
As of September 30, 2020 and December 31, 2019, we held 74 and 113 debt securities, respectively, that were in an unrealized loss position for less than one year. We did not record an allowance for credit losses as of September 30, 2020 and December 31, 2019 related to these securities. The aggregate fair value of debt securities in an unrealized loss position at September 30, 2020 and December 31, 2019 was $247.7 million and $345.7 million, respectively. There were no individual securities that were in a significant unrealized loss position as of September 30, 2020 and December 31, 2019. Given our intent and ability to hold such securities until recovery, and the lack of significant change in the credit risk of these investments, we do not consider these marketable securities to be impaired as of September 30, 2020 and December 31, 2019.
5. Inventory
Inventory, which consists of commercial supply of TIBSOVO®, consists of the following:

(In thousands)	September 30, 2020	December 31, 2019
Raw materials	$1,406	$180
Work-in-process	9,166	6,808
Finished goods	799	343
Total inventory	$11,371	$7,331

6. Leases
Our building leases are comprised of office and laboratory space under non-cancelable operating leases. These lease agreements have remaining lease terms of seven years and contain various clauses for renewal at our option. The renewal options were not included in the calculation of the operating lease assets and the operating lease liabilities as the renewal options are not reasonably certain of being exercised. The lease agreements do not contain residual value guarantees. Operating lease costs for the three and nine months ended September 30, 2020 were $3.8 million and $11.4 million, respectively, and cash paid for amounts included in the measurement of operating lease liabilities for the three and nine months ended September 30, 2020 were $3.5 million and $10.9 million, respectively. Operating lease costs for the three and nine months ended September 30, 2019 were $3.8 million and $10.6 million, respectively, and cash paid for amounts included in the measurement of operating lease liabilities for the three and nine months ended September 30, 2019 were $2.2 million and $8.5 million, respectively.
We have not entered into any material short-term leases or financing leases as of September 30, 2020.

As of September 30, 2020, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter were as follows:

(In thousands)
Remaining 2020	$2,364
2021	14,380
2022	16,773
2023	18,126
2024	18,660
2025	19,507
Thereafter	44,385
Undiscounted minimum rental commitments	$134,195
Interest	(27,621)
Operating lease liabilities	$106,574
In arriving at the operating lease liabilities as of September 30, 2020 and December 31, 2019, we applied the weighted-average incremental borrowing rate of 5.7% for both periods over a weighted-average remaining lease term of 7.4 years and 8.2 years, respectively.
7. Accrued Expenses
Accrued expenses consist of the following:

(In thousands)	September 30, 2020	December 31, 2019
Accrued compensation	$19,044	$18,982
Accrued research and development costs	16,188	21,777
Accrued professional fees	3,474	8,335
Accrued revenue-related reserves and other	11,018	4,048
Total accrued expenses	$49,724	$53,142

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Product revenue, net	$31,716	$17,422	$81,971	$40,287
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
Government Rebates
Government rebates include Medicare, TriCare, and Medicaid rebates, which we estimate using the expected value method, based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue. For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program.
Returns
We estimate the amount of product sales that may be returned by Customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized. We currently estimate product return liabilities using the expected value method, based on available industry data, including our visibility into the inventory remaining in the distribution channel.
The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2020:

(In thousands)	Contractual Adjustments	Government Rebates	Returns	Total
Balance at December 31, 2019	$874	$1,124	$1,798	$3,796
Current provisions relating to sales in the current year	10,261	9,299	1,296	20,856
Adjustments relating to prior years	(3)	122	(476)	(357)
Payments/returns relating to sales in the current year	(8,966)	(2,260)	—	(11,226)
Payments/returns relating to sales in the prior years	(653)	(677)	—	(1,330)
Balance at September 30, 2020	$1,513	$7,608	$2,618	$11,739
Total revenue-related reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In thousands)	September 30, 2020	December 31, 2019
Reduction of accounts receivable	$732	$540
Component of accrued expenses	11,007	3,256
Total revenue-related reserves	$11,739	$3,796
The following table presents changes in our contract assets during the nine months ended September 30, 2020:

(In thousands)	December 31, 2019	Additions	Deductions	September 30, 2020
Contract assets (1)
Accounts receivable, net	$8,952	$102,504	$(92,467)	$18,989
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
Celgene Corporation
We have entered into the following collaboration agreements, or collectively, the Collaboration Agreements, with Celgene, a wholly owned subsidiary of BMS, which is a related party through ownership of our common stock:
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
Collaboration revenue
During the three and nine months ended September 30, 2020 and 2019, we recognized the following collaboration revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Services performed that were considered performance obligations as of the modification dates
On-going research and development services	$199	$4,695	$64,133	$29,915
Services performed that were not considered performance obligations as of the modification dates
Commercialization activities	1,007	821	2,905	2,499
Total collaboration revenue - related party	$1,206	$5,516	$67,038	$32,414
The following table presents changes in our contract assets and liabilities during the nine months ended September 30, 2020:

(In thousands)	December 31, 2019	Additions	Deductions	September 30, 2020
Contract assets
Collaboration receivable – related party (1)	$1,539	$4,228	$(4,693)	$1,074
Unbilled receivable - related party (2)	—	1,606	(346)	1,260
Royalty receivable – related party (3)	2,900	5,015	(7,915)	—
Contract liabilities
Deferred revenue – related party, current and net of current portions (4)	61,513	2,421	(63,934)	—
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
The change in collaboration revenue from on-going research and development services during the three and nine months ended September 30, 2020 is primarily due to our updated estimate of the future costs that would be incurred from on-going research and development services to complete one of our performance obligations under the 2016 Agreement that is recognized over time using an input method, due to Celgene’s decision to decline extending the research term in the first quarter of 2020.
During the three and nine months ended September 30, 2020 and 2019, we recognized the following as revenue due to changes in the contract liability balances:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Amounts included in the contract liability at the beginning of the period	$—	$4,404	$61,513	$28,823
Performance obligations satisfied in previous periods	—	—	—	—
As of September 30, 2020, the aggregate amount of the transaction price allocated to performance obligations that are partially unsatisfied was $4.5 million. This amount is expected to be recognized as performance obligations are satisfied through September 2023.

Royalty revenue
As the underlying performance obligation, or delivery of the enasidenib license, had been satisfied as of June 2014, royalty revenue is recognized as the related sales occur. During the three and nine months ended September 30, 2020 and 2019, we recognized the following as royalty revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Royalty revenue – related party	$683	$2,666	$7,356	$7,569
On June 11, 2020, we sold our tiered, sales-based royalty rights on worldwide net sales of IDHIFA® (enasidenib), as well as our rights to receive up to $55.0 million in outstanding regulatory milestone payments from BMS, to RPI for $255.0 million. For further discussion of the sale of future revenue, refer to Note 10, Sale of Future Revenue.
Milestone revenue
No milestones were achieved during the three and nine months ended September 30, 2020 or 2019. The next potential milestone expected to be achieved under the remaining terms of our Collaboration Agreements is the achievement of a specified ex-U.S. commercial milestone event, which would result in a milestone payment of $25.0 million under the 2010 Agreement.
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
Collaboration revenue
During the three and nine months ended September 30, 2020 and 2019, we recognized the following collaboration revenue -other:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Services performed that were considered performance obligations as of the inception date
License and other services	$—	$(103)	$192	$(103)
Services performed that were not considered performance obligations as of the inception date
Other services	1,101	523	2,594	2,305
Total collaboration revenue - other	$1,101	$420	$2,786	$2,202

The following table presents changes in our contract assets during the nine months ended September 30, 2020:

(In thousands)	December 31, 2019	Additions	Deductions	September 30, 2020
Contract assets (1)
Collaboration receivable - other	$1,928	$2,786	$(2,722)	$1,992
(1) Additions to contract assets relate to amounts receivable from CStone. Deductions to contract assets relate to collection of receivables during the reporting period.

As of September 30, 2020, the aggregate amount of the transaction price allocated to performance obligations that are partially unsatisfied was $0.5 million.
Royalty revenue
The license was determined to be the predominant item to which sales-based royalties and sales-based milestones relate. As the license was delivered in June 2018, we will recognize royalty revenue when the related sales occur. To date, no royalties have been received under the CStone Agreement.
Milestone revenue
No milestones were earned during the three and nine months ended September 30, 2020 and 2019. The next potential milestone expected to be achieved under the CStone Agreement is the dosing of the first patient in a local study in a solid tumor indication in mainland China. Achievement of this event will result in a milestone payment of $5.0 million.
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
The following table shows the activity of the Royalty Obligation since the transaction inception through September 30, 2020:

(in thousands)	September 30, 2020
Proceeds from the sale of future revenue	$255,000
Issuance costs	(4,463)
Non-cash royalty related to the sale of future revenue	(4,341)
Non-cash interest expense associated with the sale of future revenue	11,818
Amortization of issuance costs	107
Liability related to the sale of future revenue	$258,121
During the three and nine months ended September 30, 2020, $2.7 million and $4.3 million of non-cash royalty revenue from net sales of IDHIFA® were recognized, respectively.

11. Share-Based Payments
2013 Stock Incentive Plan
In June 2013, our Board of Directors adopted and, in July 2013 our stockholders approved, the 2013 Stock Incentive Plan, or the 2013 Plan. The 2013 Plan became effective upon the closing of our initial public offering and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, or RSUs, performance-based stock units, or PSUs, and other stock-based awards to employees, non-employees and non-employee directors. Following the adoption of the 2013 Plan, we granted no further stock options or other awards under the 2007 Stock Incentive Plan, or the 2007 Plan. Any options or awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remain outstanding and effective. As of September 30, 2020, the total number of shares reserved under the 2007 Plan and the 2013 Plan was 10,680,089, and we had 2,919,442 shares available for future issuance under the 2013 Plan.
Stock options
The following table presents stock option activity for the nine months ended September 30, 2020:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2019	6,201,485	$58.61
Granted	956,945	49.84
Exercised	(339,284)	19.51
Forfeited/Expired	(448,901)	65.98
Outstanding at September 30, 2020	6,370,245	$58.85
Exercisable at September 30, 2020	4,067,553	$61.23
Vested and expected to vest at September 30, 2020	6,370,245	$58.85
At September 30, 2020, there was approximately $77.4 million of total unrecognized compensation expense related to unvested stock option awards, which we expect to recognize over a weighted-average period of approximately 2.4 years.
Restricted stock units
The following table presents RSU activity for the nine months ended September 30, 2020:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2019	766,953	$63.44
Granted	829,791	50.33
Vested	(258,461)	69.12
Forfeited	(132,805)	58.31
Unvested shares at September 30, 2020	1,205,478	$53.77
As of September 30, 2020, there was approximately $41.7 million of total unrecognized compensation expense related to RSUs, which we expect to recognize over a weighted-average period of approximately 1.9 years.
Performance-based stock units
The following table presents PSU activity for the nine months ended September 30, 2020:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2019	218,143	$55.64
Granted	20,622	48.49
Vested	(78,920)	54.82
Forfeited	(17,616)	61.93
Unvested shares at September 30, 2020	142,229	$54.28
Stock-based compensation expense associated with these PSUs is recognized if the underlying performance condition is considered probable of achievement using our management’s best estimates.

As of September 30, 2020, there was no unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered probable of achievement, and $5.9 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered not probable of achievement.
Market-based stock units
The following table presents market-based stock unit, or MSU, activity for the nine months ended September 30, 2020:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2019	42,695	$41.50
Granted	—	—
Unvested shares at September 30, 2020	42,695	$41.50
The fair value of MSUs are estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the market condition. As of September 30, 2020, there was no remaining unrecognized compensation expense related to MSUs.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. We issued and sold 120,293 and 77,981 shares of common stock during the nine months ended September 30, 2020 and 2019, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 836,363 shares of our common stock. As of September 30, 2020, we had 471,353 shares of common stock available for future issuance under the 2013 ESPP.
Stock-based compensation expense
Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Stock options	$11,289	$11,552	$34,395	$37,065
Restricted stock units	6,538	4,917	20,450	14,708
Performance-based stock units	—	1,495	1,866	1,681
Employee stock purchase plan	339	350	1,035	1,070
Other stock awards	241	274	781	719
Total stock-based compensation expense	$18,407	$18,588	$58,527	$55,243
Expenses related to stock options and stock-based awards were allocated as follows in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Research and development expense	$8,742	$9,860	$28,464	$29,969
Selling, general and administrative expense	9,665	8,728	30,063	25,274
Total stock-based compensation expense	$18,407	$18,588	$58,527	$55,243

12. Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net loss per share calculation, stock options, RSUs, PSUs and MSUs for which the performance and market vesting conditions, respectively, have been deemed probable, and 2013 ESPP shares are considered to be common stock equivalents, while PSUs and MSUs with performance and market vesting conditions, respectively, that were not deemed probable as of September 30, 2020 are not considered to be common stock equivalents.
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
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2020	2019
Stock options	6,370,245	6,185,935
Restricted stock units	1,205,478	733,100
Performance-based stock units	—	—
Employee stock purchase plan shares	13,201	13,754
Total common stock equivalents	7,588,924	6,932,789

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Information
The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019, and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 19, 2020. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management, and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, selling, general and administrative expenses, research and development expenses, the sufficiency of our cash for future operations and business activity disruption due to the COVID-19 pandemic. Words such as “anticipate,” “believe,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “predict,” “project,” “strategy,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “vision” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2019. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.
Overview
We are a biopharmaceutical company committed to transforming patients’ lives through scientific leadership in the field of cellular metabolism and adjacent areas of biology, with the goal of creating differentiated, small molecule medicines for patients in the areas of hematologic malignancies, solid tumors and rare genetic diseases, or RGDs. To address these focus areas, we take a systems biology approach to deeply understand disease states, drive the discovery and validation of novel therapeutic targets, and define patient selection strategies, thereby increasing the probability that our experimental medicines will have the desired therapeutic effect.
Hematologic malignancies and solid tumors
We are developing ivosidenib for the treatment of IDH1 mutant-positive cancers. Ivosidenib is an orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapy for the treatment of patients with cancers that harbor IDH1 mutations, including those with acute myeloid leukemia, or AML, myelodysplastic syndromes, or MDS, and cholangiocarcinoma. We hold worldwide development and commercial rights to ivosidenib and have licensed certain development and commercialization rights to ivosidenib to CStone in mainland China, Hong Kong, Macau, Taiwan, and Singapore. We will fund the future development and commercialization costs related to this program with the exception of development and commercialization activities of CStone under the CStone Agreement. The FDA has approved TIBSOVO® (ivosidenib) for the treatment of adult patients with R/R AML and a susceptible IDH1 mutation and for the treatment of patients with newly diagnosed AML with a susceptible IDH1 mutation as detected by an FDA-approved test who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy. In December 2018, we submitted a marketing authorization application, or MAA to the European Medicines Agency, or EMA for TIBSOVO® for the treatment of adult patients with IDH1 mutant-positive R/R AML. In October 2020, we announced the withdrawal of the MAA based on feedback from the EMA's Committee for Medicinal Products for Human Use (CHMP) that the available clinical data from our single arm, uncontrolled Phase 1 trial did not sufficiently support a positive benefit-risk balance for the proposed indication. The FDA granted orphan drug designation for ivosidenib for the treatment of cholangiocarcinoma, granted Breakthrough Therapy designation for ivosidenib in combination with azacitidine for the treatment of newly diagnosed AML with an IDH1 mutation in adult patients who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy, and granted Breakthrough Therapy designation for ivosidenib for the treatment of adult patients with relapsed or refractory MDS with a susceptible IDH1 mutation as detected by an FDA-approved test.
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
We are developing AG-270 for the treatment of cancers carrying a methylthioadenosine phosphorylase, or MTAP, deletion, which is present in approximately 15 percent of all cancers. AG-270 is an orally available selective potent inhibitor of MAT2A. On March 25, 2020, Celgene declined to exercise its right to opt into co-development and co-commercialization for AG-270, our MAT2A inhibitor development program, under the 2016 Agreement.
In the first quarter of 2020, we made the decision to cease the internal development of AG-636 for the treatment of hematologic malignancies, including lymphoma due to limited enrollment in our phase 1 trial in lymphoma. AG-636 is an inhibitor of the metabolic enzyme dihydroorotate dehydrogenase, or DHODH, licensed by us from Aurigene Discovery Technologies Limited, or Aurigene.
RGDs
The lead product candidate in our RGD portfolio, mitapivat, targets pyruvate kinase-R, or PKR, for the treatment of pyruvate kinase, or PK, deficiency and other hemolytic anemias. PK deficiency is a rare genetic disorder that often results in severe hemolytic anemia, jaundice and lifelong conditions associated with chronic anemia and secondary complications due to inherited mutations in the pyruvate kinase enzyme within red blood cells. Mitapivat is an orally available small molecule and a potent activator of the wild-type (normal) and mutated PKR enzymes, which has resulted in restoration of adenosine triphosphate levels and a decrease in 2,3-diphosphoglycerate levels in blood sampled from patients with PK deficiency and treated ex-vivo with mitapivat. We are also developing mitapivat for the treatment of patients with thalassemia and sickle cell disease, or SCD. We have worldwide development and commercial rights to mitapivat and expect to fund the future development and commercialization costs related to this program. The FDA and EMA granted orphan drug designations for mitapivat for the treatment of patients with PK deficiency, and the FDA granted orphan drug designation for mitapivat for the treatment of patients with thalassemia. We are also developing AG-946, a next-generation PKR activator, for the potential treatment of hemolytic anemias.
In addition to the aforementioned development programs, we are seeking to advance a number of early-stage discovery programs in the areas of hematological malignancies, solid tumors, and RGDs.
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
Financial Operations Overview
Impact of COVID-19 on our Business
The spread of SARS-CoV-2 and the resulting disease COVID-19 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020 the World Health Organization declared COVID-19 a pandemic. As of September 30, 2020, we have not experienced a significant financial or supply chain impact directly related to the pandemic but have experienced some disruptions to clinical operations, including timelines to complete patient enrollment in some of our clinical trials, as further described below. In this time of uncertainty as a result of the COVID-19 pandemic, we are continuing to serve our customers while taking precautions to provide a safe work environment for our employees and customers. In March 2020, we established and implemented a work from home policy for our employees. In April 2020, we made internal resource allocation decisions in order to deliver on key business objectives and to increase our financial flexibility, including, pausing the development of certain preclinical research programs, delaying the start of certain longer-term clinical studies, limiting staff hiring, reducing the number of contract workers, and delaying or limiting information technology and facilities infrastructure projects. In June 2020, we implemented Phase 1 of our return to work program, which enabled all of our lab-based employees and related support personnel to return to our Cambridge office, and in September 2020 we began implementing Phase 2 of our return to work program by opening our Cambridge office to an additional, limited number of employees who prefer to work onsite. Our field-based employees engage with healthcare providers and other third parties remotely and, where local regulations allow, on a limited in-person basis. We are conducting our return to work program under strict guidelines as required by federal, state, and local authorities. We have been monitoring our supply chain network for disruptions due to the COVID-19 pandemic, and our third-party manufacturers remain largely unaffected, with any campaign delays experienced to date being limited to a few days in duration. Although global shipping continues to be disrupted due to the pandemic, we have not experienced a supply impact and have accrued additional safety stock of TIBSOVO® in order to further mitigate risk.
As the pandemic continues to unfold, the extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include changes in the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Any prolonged material disruption of our employees, suppliers, manufacturing, or customers could negatively impact our consolidated financial position, consolidated results of operations and consolidated cash flows. As a result, we may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.
General
Since inception, our operations have primarily focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, establishing a commercial infrastructure and marketing our approved products. To date, we have financed our operations primarily through commercial sales of TIBSOVO® funding received from our various collaboration agreements discussed above, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings.
Additionally, since inception, we have incurred significant operating losses. Our net losses were $229.7 million and $309.1 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $1.7 billion. We expect to continue to incur significant expenses and net losses until such time we are able to report profitable results. Our net losses may fluctuate significantly from year to year. We expect that we will continue to incur significant expenses as we continue to advance and expand clinical development activities for our lead programs: ivosidenib, vorasidenib, mitapivat, AG-270, and AG-946; continue to discover and validate novel targets and drug product candidates; expand and protect our intellectual property portfolio; and hire additional commercial, development and scientific personnel.
Revenue
Our wholly owned product, TIBSOVO®, received approval from the FDA on July 20, 2018 for the treatment of adult patients with R/R AML with susceptible IDH1 mutation. Upon FDA approval of TIBSOVO® in the U.S., we began generating product revenue from sales of TIBSOVO®. We sell TIBSOVO® to a limited number of specialty distributors and specialty pharmacy providers, or collectively, the Customers. These Customers subsequently resell TIBSOVO® to pharmacies or dispense directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of TIBSOVO®.
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
Cost of sales
Cost of sales consists primarily of manufacturing costs for sales of TIBSOVO®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of TIBSOVO® recorded during the three and nine months ended September 30, 2020 and three and nine months ended September 30, 2019, respectively, were expensed prior to July 20, 2018 and, therefore, are not included in costs of sales during the three and nine months ended September 30, 2020 and three and nine months ended September 30, 2019, respectively.
Research and development expenses
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as our product candidate development programs progress. However, the successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development and to commercialize these product candidates. We are also unable to positively predict when future net cash inflows will commence from TIBSOVO® (ivosidenib), vorasidenib, mitapivat, AG-270, AG-946 or any of our other product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:
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

The following summarizes the clinical development activities related to our most advanced programs The timing of trial and site initiations, enrollment and data readouts may be impacted depending on the duration, scope and severity of the COVID-19 pandemic:
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

•AGILE, a global, registration-enabling phase 3 clinical trial, combining ivosidenib and VIDAZA® (azacitidine) in newly diagnosed AML patients with an IDH1 mutation who are ineligible for intensive chemotherapy. The trial is enrolling patients. Although we experienced disruptions related to the COVID-19 pandemic, we expect to complete enrollment in 2021.
•HO150/AMLSG29, an intergroup sponsored, global, registration-enabling phase 3 trial, supported in collaboration with Celgene, combining ivosidenib or enasidenib with standard induction and consolidation chemotherapy in frontline AML patients with an IDH1 or IDH2 mutation. The trial is currently enrolling patients, although we experienced disruptions related to the COVID-19 pandemic.
•A phase 1 multicenter, open-label, dose-escalation and expansion clinical trial, designed to assess its safety, clinical activity and tolerability as a single agent in patients with advanced hematologic malignancies with an IDH1 mutation. The trial recently reopened enrollment of its relapsed or refractory MDS arm. Although we experienced disruptions related to the COVID-19 pandemic, we expect to complete enrollment in 2021.
•A phase 1 multicenter, open-label, dose-escalation and expansion clinical trial, designed to assess its safety, clinical activity and tolerability as a single agent in patients with advanced solid tumors with an IDH1 mutation, including glioma, cholangiocarcinoma, and chondrosarcoma. The trial has completed enrollment.
•ClarIDHy, a registration-enabling phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial of ivosidenib in previously-treated patients with nonresectable or metastatic cholangiocarcinoma with an IDH1 mutation. The trial has completed enrollment. The primary endpoint of the trial was met and, although we experienced disruptions related to the COVID-19 pandemic, we expect to file an sNDA with the FDA for TIBSOVO® in cholangiocarcinoma in the first quarter of 2021.
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
•INDIGO, a registration-enabling phase 3 clinical trial of vorasidenib in low-grade (grade 2) glioma with an IDH1 or IDH 2 mutation. The trial is enrolling patients, although we experienced disruptions related to the COVID-19 pandemic.
Mitapivat: PK Activator
•DRIVE PK, a global phase 2, first-in-patient, open-label safety and efficacy clinical trial of mitapivat in adult, transfusion-independent patients with PK deficiency. This trial has completed enrollment.
•ACTIVATE-T, a single arm, global, pivotal trial of mitapivat in regularly-transfused patients with PK deficiency. The trial has completed enrollment. Although we experienced disruptions related to the COVID-19 pandemic, we expect to report topline data from the trial in the first quarter of 2021.
•ACTIVATE, a 1:1 randomized, placebo-controlled, global, pivotal trial of mitapivat in patients with PK deficiency who do not receive regular transfusions. The trial has completed enrollment. Although we experienced disruptions related to the COVID-19 pandemic, we expect to report topline data from the trial by the end of 2020.
•A phase 2, open-label safety and efficacy clinical trial of mitapivat in adult patients with non-transfusion-dependent thalassemia. The trial has completed enrollment.
•In collaboration with the National Institutes of Health, or NIH, we are evaluating mitapivat in a phase 1 trial in patients with sickle cell disease pursuant to a cooperative research and development agreement. The trial is ongoing and enrolling patients, although the NIH experienced disruptions related to the COVID-19 pandemic.
AG-270: Targeting MAT2A for the treatment of MTAP-deleted cancers
•A phase 1 trial in multiple tumor types carrying an MTAP deletion. The first part of the trial, is a dose-escalation of AG-270 and is complete. The next phase of development consists of two arms evaluating AG-270 in combination with taxanes. One arm of the study will test AG-270 in combination with docetaxel in MTAP-deleted non-small cell lung cancer and the other arm will test AG-270 in combination with nab-paclitaxel and gemcitabine in MTAP-deleted pancreatic ductal adenocarcinoma. Both combination arms are enrolling patients, although we experienced disruptions related to the COVID-19 pandemic.
AG-636: Targeting DHODH for the treatment of hematologic malignancies
•A phase 1 dose-escalation trial of AG-636 in subjects with advanced lymphoma. In the first quarter of 2020, we made the decision to halt internal development of AG-636, due to limited enrollment in this trial, and will wind down the trial during 2020.
AG-946: Next-generation PKR Activator
•A phase 1 trial of AG-946 in healthy volunteers and in patients with SCD. The trial is currently enrolling healthy volunteers, although we experienced disruptions related to the COVID-19 pandemic.
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
Results of Operations
Certain prior-year amounts have been reclassified to conform with current presentation.
Comparison of the three and nine months ended September 30, 2020 and 2019
Total Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Revenues:
Product revenue, net	$31,716	$17,422	$81,971	$40,287
Collaboration revenue – related party	1,206	5,516	67,038	32,414
Collaboration revenue – other	1,101	420	2,786	2,202
Royalty revenue – related party	683	2,666	7,356	7,569
Total revenue	$34,706	$26,024	$159,151	$82,472

Total Revenue - Third Quarter of 2020 vs. Third Quarter of 2019 - The increase in total revenue of $8.7 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to an increase in product revenue of $14.3 million, partially offset by a decrease in collaboration revenue - related party of $4.3 million. The increase in product revenue was driven by increased sales volume of TIBSOVO®. The decrease in collaboration revenue - related party was due to the completion of the performance obligation under the 2016 Agreement in the second quarter of 2020.
Total Revenue - Nine Months ended September 30, 2020 vs. Nine Months ended September 30, 2019 - The increase in total revenue of $76.7 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to an increase in in product revenue of $41.7 million and an increase in collaboration revenue - related party of $34.6 million. The increase in collaboration revenue - related party for the nine months ended September 30, 2020 was primarily due to our updated estimate of the future costs that would be incurred from on-going research and development services to complete one of our performance obligations under the 2016 Agreement that is recognized over time using an input method, due to Celgene’s decision to decline extending the research term in the first quarter of 2020. The increase in product revenue was primarily the result of increased sales volume of TIBSOVO®.
Total Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Cost and expenses:
Cost of sales	$638	$393	$1,846	$1,030
Research and development	89,555	101,672	271,728	304,646
Selling, general and administrative	34,840	33,019	109,292	97,200
Total Operating Expenses	$125,033	$135,084	$382,866	$402,876
Total Operating Expenses - Third Quarter of 2020 vs. Third Quarter of 2019 - The decrease in total operating expenses of $10.1 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due a decrease in research and development expenses of $12.1 million which is described below under Research and Development Expenses. Cost of sales has increased moderately in 2020 as we have depleted our finished goods inventory that was expensed prior to receiving FDA approval of TIBSOVO®.
Total Operating Expenses - Nine Months ended September 30, 2020 vs. Nine Months ended September 30, 2019 - The decrease in total operating expenses of $20.0 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to a decrease in research and development expenses of $32.9 million which is described below under Research and Development Expenses partially offset by an increase in selling, general and administrative expense of $12.1 million due to higher personnel costs, including stock-based compensation expense, related to additional hiring for our workforce. Cost of sales has increased moderately in 2020 as we have depleted our finished goods inventory that was expensed prior to receiving FDA approval of TIBSOVO®.
Research and Development Expenses
Our research and development expenses, by major program, are outlined in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Enasidenib (IDH2 inhibitor)	$250	$1,060	$875	$3,351
Ivosidenib (IDH1 inhibitor)	13,187	19,826	40,029	60,301
Vorasidenib (AG-881) (Pan IDH inhibitor)	5,056	6,346	13,017	14,404
Mitapivat (PKR activator)	10,634	11,726	31,410	32,906
AG-270 (MAT2A inhibitor)	1,355	2,221	4,864	8,074
AG-636 (DHODH inhibitor) discontinued	473	1,721	2,441	7,060
AG-946 (Next-Gen PKR activator)	2,357	1,910	7,195	4,140
Other research and platform programs	9,052	9,349	23,661	29,411
Total direct research and development expenses	42,364	54,159	123,492	159,647
Compensation and related expenses	34,914	36,415	111,062	109,024
Facilities and IT related expenses & other	12,277	11,098	37,174	35,975
Total indirect research and development expenses	47,191	47,513	148,236	144,999
Total research and development expense	$89,555	$101,672	$271,728	$304,646
Total Research and Development Expenses - Third Quarter of 2020 vs. Third Quarter of 2019 - The decrease in total research and development expenses of $12.1 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to a $6.6 million decrease in ivosidenib costs. The decrease in ivosidenib costs was primarily due to decreased trial activities for the ClarIDHy trial and decreased clinical costs driven by $1.1 million in milestones achieved by HOVON during the three months ended September 30, 2019 for the initiation of the HO150/AMLSG29 trial.

Total Research and Development Expenses - Nine Months ended September 30, 2020 vs. Nine Months ended September 30, 2019 - The decrease in total research and development expenses of $32.9 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to a $20.3 million decrease in ivosidenib costs, a $5.8 million decrease in other research and platform programs, and a $4.6 million decrease in AG-636 costs. The decrease in ivosidenib costs was primarily due to decreased trial activities for the ClarIDHy trial and decreased clinical costs driven by $5.3 million in milestones achieved by HOVON during the nine months ended September 30, 2019 for the initiation of the HO150/AMLSG29 trial. The decrease in other research and platform programs was primarily driven by planned decreased activity on various exploratory and discovery activities and a $4.0 million upfront payment for exploratory efforts in the second quarter of 2019. The decrease in AG-636 costs was primarily due to the decision to halt internal development of AG-636 in the first quarter of 2020 due to limited enrollment, and a $2.0 million milestone due to Aurigene upon first patient dosing within the phase 1 lymphoma trial in in the second quarter of 2019.
Interest Income and Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Interest income, net	$1,115	$2,887	$5,820	$11,282
Non-cash interest expense for the sale of future revenue	(9,767)	—	(11,818)	—
Interest Income and Non-Cash Interest Expense for the Sale of Future Revenue- Third Quarter of 2020 vs. Third Quarter of 2019 - The change in interest income, net is primarily attributable to the decrease in interest rates at the end of the first quarter of 2020, which reduced the interest rates earned by 0.50% to 1.50% from prior periods and the decrease in our outstanding marketable securities balance for the three months ended September 30, 2020. The change in non-cash interest expense for the sale of future revenue was due to the interest expense associated with the sale of future revenue recorded in the three months ended September 30, 2020.
Interest Income and Non-Cash Interest Expense for the Sale of Future Revenue- Nine Months ended September 30, 2020 vs. Nine Months ended September 30, 2019 - The change in interest income, net is primarily attributable to the decrease in interest rates at the end of the first quarter of 2020, which reduced the interest rates earned by 0.50% to 1.50% from prior periods and the decrease in our outstanding marketable securities balance for the nine months ended September 30, 2020. The change in non-cash interest expense for the sale of future revenue was due to the interest expense associated with the sale of future revenue recorded in the nine months ended September 30, 2020.
Loss from Operations and Net Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Loss from operations	$(90,327)	$(109,060)	$(223,715)	$(320,404)
Net loss	(98,979)	(106,173)	(229,713)	(309,122)
Loss from Operations and Net Loss – Third Quarter of 2020 vs. Third Quarter of 2019 – The decrease in loss from operations and net loss for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily driven by higher total revenue as described above in Total Revenue and by lower total expenses as described above in Total Operating Expenses.
Loss from Operations and Net Loss – Nine Months ended September 30, 2020 vs. Nine Months ended September 30, 2019 – The decrease in loss from operations and net loss for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily driven by higher total revenue as described above in Total Revenue and by lower total expenses as described above in Total Operating Expenses.
Liquidity and Capital Resources
Sources of liquidity
Since our inception, and through September 30, 2020, we have funded our operations through commercial sales of TIBSOVO®, upfront, milestone, extension, cost reimbursement and royalty payments related to our collaboration agreements, product sales, proceeds received from our issuance of preferred stock, our initial public offering and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings.

On April 30, 2020, we entered into an at-the-market sales agreement, or the 2020 sales agreement, with Cowen & Company LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million through Cowen pursuant to a universal shelf registration statement on Form S-3 filed with the SEC on April 30, 2020. As of September 30, 2020, $250.0 million in common stock remained available for future issuance under the 2020 sales agreement.
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
Cash flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Net cash used in operating activities	$(241,362)	$(277,011)
Net cash provided by investing activities	4,350	276,213
Net cash provided by financing activities	260,936	12,005
Net change in cash and cash equivalents	$23,924	$11,207
Net cash used in operating activities. During the nine months ended September 30, 2020, we received $83.3 million from sales of TIBSOVO®, $7.9 million in royalty payments and $4.7 million in cost reimbursements related to our Collaboration Agreements with Celgene, $6.1 million in interest received, and $2.7 million in cost reimbursements related to our CStone Agreement. These amounts were offset by operating expenses driven by research and development costs described above in Research and Development Expenses and increased staffing needs due to our expanding operations.
During the nine months ended September 30, 2019, we received $41.3 million from sales of TIBSOVO® and $14.3 million in cost reimbursements and royalty payments under our Collaboration Agreements with Celgene. These amounts were offset by increased operating expenses which relate to increases in clinical trial costs due to advancements in our most advanced product candidates, commercialization efforts, expanded facilities and increased staffing needs due to our expanding operations.
Net cash provided by investing activities. Cash provided by investing activities for the nine months ended September 30, 2020 was primarily the result of higher proceeds from maturities and sales of marketable securities than purchases of marketable securities, offset by $13.9 million in purchases of property and equipment. Cash provided by investing activities for the nine months ended September 30, 2019 was primarily the result of higher proceeds from maturities and sales of marketable securities than purchases of marketable securities, offset by $5.3 million in purchases of property and equipment.
Net cash provided by financing activities. Cash provided by financing activities for the nine months ended September 30, 2020 was primarily the result of net proceeds of $250.5 million from the sale of our tiered, sales-based royalty rights on worldwide net sales of IDHIFA® (enasidenib) and our ex-US regulatory milestones to RPI in June 2020, and the $10.6 million of proceeds received from stock option exercises and purchases made pursuant to our 2013 ESPP. Cash provided by financing activities for the nine months ended September 30, 2019 was primarily the result of the $12.0 million of proceeds received from stock option exercises and purchases made pursuant to our 2013 ESPP.
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

We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2020, together with anticipated product revenue, anticipated interest income and anticipated expense reimbursements under our collaboration and license agreements, but excluding any additional program-specific milestone payments, will enable us to fund our operating expenses and capital expenditure requirements to the end of 2022. Our future capital requirements will depend on many factors, including:
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
•our ability to successfully execute on our strategic plans;
•operational delays due to the ongoing COVID-19 pandemic; and
•the extent to which we acquire or in-license, or monitor or out-license, other medicines and technologies.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. We do not have any committed potential external source of funds other than our collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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
Contractual Obligations
We have entered into agreements in the normal course of business with CROs for clinical trials and contract manufacturing organization for supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are cancelable at any time by us, generally upon prior written notice to the vendor.
During the nine months ended September 30, 2020, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of September 30, 2020 and December 31, 2019, we had cash, cash equivalents and marketable securities of $722.4 million and $717.8 million, respectively, consisting primarily of investments in U.S. Treasuries, government securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point change in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs located in Asia and Europe that are denominated in foreign currencies, and we are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2020 and December 31, 2019, liabilities denominated in foreign currencies were immaterial.
Item 4.    Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Since inception, we have incurred significant operating losses. Our net losses were $411.5 million, $346.0 million and $314.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, and $229.7 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $1.7 billion. To date, we have generated only modest revenue from sales of TIBSOVO® and prior to our sale to RPI of our royalty rights to IDHIFA® and any other product that contains the compound enasidenib as an active ingredient, which we refer to as the RPI Transaction, royalties on sales of IDHIFA® . Other than the FDA approvals of TIBSOVO® (for the treatment of IDH1 mutant-positive adult patients with R/R AML or newly diagnosed AML who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy) and IDHIFA® (for the treatment of IDH2 mutant-positive adult patients with R/R AML), we have not obtained marketing approval for any of our product candidates, which are in preclinical or clinical development stages. We have financed our operations primarily through public offerings of our common stock and our collaboration agreements with Celgene and have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and net losses until such time as we are able to report profitable results. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that we will incur significant expenses if and as we:
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
We expect to incur significant expenses as we continue to advance our ongoing activities, particularly as we continue the research and development of, initiate and continue clinical trials of, seek marketing approvals for, and potentially commercialize our product candidates, to the extent that such expenses are not the responsibility of Celgene or other collaborators. For example, we have incurred and expect to continue to incur expenses related to the commercialization of TIBSOVO®, and expect to continue to incur expenses in connection with the build-out of a limited commercial infrastructure in the EU. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.
We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2020, together with anticipated product revenue, anticipated interest income and anticipated expense reimbursements under our collaboration and license agreements, but excluding any additional program-specific milestone payments, will enable us to fund our operating expenses and capital expenditure requirements to the end of 2022. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:
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
•our ability to successfully execute on our strategic plans;
•operational delays due to the COVID-19 pandemic; and
•the extent to which we acquire or in-license, or monitor or out-license, other medicines and technologies.
Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain additional marketing approvals and achieve product sales. In addition, TIBSOVO®, IDHIFA®, or our current and any future product candidates, if approved, may not achieve or maintain commercial success. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve sufficient product revenue to achieve or maintain profitability. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time as we can generate positive cash flow, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. We do not have any committed external source of funds, other than agreements with our collaborators, which are limited in scope and duration. To the extent that we raise additional capital from the issuances and sales of our common stock pursuant to the 2020 sales agreement or through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may require us to enter into agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.
If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. For example, in June 2020 we sold our tiered, sales-based royalty rights on worldwide net sales of IDHIFA®, as well as our rights to receive up to $55.0 million in outstanding regulatory milestone payments from BMS to RPI for $255.0 million.
Our short operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
We commenced operations in late 2008. Our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, undertaking preclinical studies and clinical trials of our product candidates, establishing a commercial infrastructure and undertaking commercialization efforts with respect to TIBSOVO® and IDHIFA®. All of our product candidates are still in preclinical and clinical development, with the exception of TIBSOVO® and IDHIFA®. Typically, it takes about 10 to 15 years to develop one new medicine from the time it is discovered to when it is available for treating patients, assuming that it successfully completes all stages of research and development and achieves marketing approval, all of which is highly uncertain. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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
Our financial condition and operating results may continue to fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.
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
The development and commercialization of TIBSOVO® (ivosidenib) could be unsuccessful if:
•the medical community and third-party payors no longer accept TIBSOVO® as safe, efficacious, and cost-effective for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation or newly diagnosed AML with a susceptible IDH1 mutation who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy;
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
•ivosidenib does not demonstrate acceptable safety and efficacy in current or future clinical trials, or otherwise does not meet applicable regulatory standards for approval in indications other than currently approved indications.
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
The COVID-19 pandemic, which began in late 2019 and has spread worldwide, has and may continue to affect our ability to initiate or continue our planned, ongoing and future clinical trials, disrupt regulatory activities, disrupt our ability to maintain a commercial infrastructure for our products or have other adverse effects on our business and operations. In addition, this pandemic may continue to adversely impact economies worldwide, which could result in adverse effects on our business and operations.
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
In the event of a continuation of shelter-in-place orders and/or other mandated local travel restrictions, our employees conducting research and development activities may not be able to access our research space, and our core activities may be significant limited or curtailed, possibly for an extended period of time. In light of the pandemic, we may choose to pause certain research programs, delay the start of certain longer-term clinical trials and limit hiring.
We may face disruptions that may affect our ability to initiate and complete clinical trials including disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates and laboratory supplies for planned and ongoing clinical trials, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. We have enrolled, and seek to enroll, patients in our clinical trials at sites located both in the United States and internationally. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis has been and may continue to be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. We have faced and expect to continue to face difficulties recruiting or retaining patients in our ongoing clinical trials because of the pandemic. Patients enrolled in our clinical trials may be unable or unwilling to visit clinical trial sites which may impact the collection of important clinical trial data and has, and may continue to, necessitate remote data verification. In addition limitations in the ability to visit sites has affected, and may continue to adversely affect, our enrollment timelines for our clinical trials, and may adversely affect the timing of completion of our clinical trials or our ability to complete clinical trials in a fully compliant manner. For example, due to disruptions related to the COVID-19 pandemic, we have delayed our expectations for completion of enrollment of our phase 3 AGILE clinical trial and the MDS arm of our phase 1 clinical trial of ivosidenib until 2021. Additionally, the potential suspension of clinical trial activity at clinical trial sites may have an adverse impact on our clinical trial plans and timelines.
We have faced and may continue to face disruptions in our ability to prepare and submit applications to regulatory authorities for drug approvals and to build and maintain a commercial infrastructure for our products and product candidates. For example, we plan to submit to the FDA an sNDA for TIBSOVO® for previously treated IDH1 mutant-positive cholangiocarcinoma in the first quarter of 2021, which we originally intended to submit in the fourth quarter of 2020. We may face manufacturing disruptions or disruptions related to the ability to obtain necessary institutional review board, or IRB, or other necessary site approvals, as well as other delays at clinical trial sites.
The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

The COVID-19 pandemic may continue to significantly impact economies and financial markets worldwide, which could result in adverse effects on our business and operations, impact our ability to raise additional funds through public offerings and impact the volatility of our stock price and trading in our stock. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.
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
We, and any collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements in foreign jurisdictions. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. In June 2018 Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML, which it subsequently withdrew in December 2019. In December 2018, we submitted an MAA to the EMA for TIBSOVO® for the treatment of adult patients with IDH1 mutant-positive R/R AML, which we subsequently withdrew in October 2020. We plan to submit an sNDA for TIBSOVO® for previously treated IDH1 mutant-positive cholangiocarcinoma to the FDA in the first quarter of 2021. However, we can provide no assurance that we will successfully submit such sNDA, or any NDA for any of our other product candidates, or that any future MAA, NDA or sNDA submitted by us or Celgene will receive regulatory approval on the timeframe we expect, or at all.
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
We or our collaborators may not be able to initiate or continue clinical trials for our product candidates if we or they are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States. For example, in the first quarter of 2020, we made the decision to halt internal development of AG-636 for the treatment of hematologic malignancies, including lymphoma due to limited enrollment in our phase 1 trial in lymphoma. Furthermore, enrollment has been and may continue to be particularly challenging in light of the ongoing COVID-19 pandemic and even more so for some of the orphan diseases we target in our RGD programs. For example, due to disruptions related to the COVID-19 pandemic, we have delayed our expectations for completion of enrollment of our phase 3 AGILE clinical trial and the MDS arm of our phase 1 clinical trial of ivosidenib until 2021.
Patient enrollment is also affected by other factors including:
•prevalence and severity of the disease under investigation;
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
In addition, some of our competitors may have ongoing or planned clinical trials for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For example, Daiichi Sankyo Company, Ltd., or Daiichi Sankyo, with DS-1001b, Bayer AG, or Bayer, with BAY1436032, and Forma Therapeutics Holdings, LLC, or Forma, with FT-2102, are conducting clinical trials that are targeted specifically towards patients with IDH1 mutant positive-cancers and/or include IDH mutant positive populations; Rocket Pharma LTD, or Rocket Pharma, is conducting a clinical trial of a gene therapy targeting PK deficiency; Forma is developing a PKR activator for the treatment of hemolytic anemias, including PK deficiency and SCD; and IDEAYA Biosciences, Inc., or IDEAYA, is developing a MAT2A inhibitor for the treatment of MTAP-deleted cancers. As these companies and others initiate and conduct clinical trials, they may compete for eligible patients with our clinical trials of our product candidates. Competition for these patients may make it particularly difficult for us to enroll enough patients to complete our clinical trials for our product candidates in a timely and cost-effective manner.
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
The development and commercialization of new drug products is highly competitive. We face competition with respect to our current products and product candidates, and we and our collaborators will face competition with respect to any product candidates that we or they may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates, such as AML, high risk myelodysplasia, thalassemia and SCD. For example, Jazz Pharmaceuticals plc, AbbVie Inc. (in collaboration with Roche Holdings Inc.), Novartis International AG, or Novartis, Pfizer, Inc., or Pfizer, and Astellas Pharma Inc. are each marketing therapies to treat AML, Acceleron Pharma Inc. and bluebird bio, Inc., or bluebird, are each marketing therapies to treat beta thalassemia, Novartis and Global Blood Therapeutics are each marketing therapies to treat SCD, and a number of other biotechnology companies have product candidates in clinical development in similar indications as ours. Some competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches, for example, in the area of RGDs. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.
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
There are also a number of product candidates in preclinical or clinical development by third parties to treat hematologic malignancies, solid tumors and RGDs by targeting similar mechanisms of action as our product candidates. These companies include large pharmaceutical companies, such as AstraZeneca plc, Bayer, Daiichi Sankyo, Eli Lilly and Company, Roche and its subsidiary Genentech, Inc., GlaxoSmithKline plc, Merck, and Pfizer, as well as biotechnology companies of various sizes, such as bluebird, Forma, IDEAYA and Rocket Pharma. In addition, there are several companies developing immunotherapies, including metabolic immunotherapies, targeting cancer, including AstraZeneca plc; BeiGene, Ltd.; Bristol-Myers Squibb Company; GlaxoSmithKline plc; Genentech Inc.; and Merck. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
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
•Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. For example, in September 2018, we and Celgene agreed to terminate the AG-881 Agreements effective as of September 4, 2018, as a result of which we are responsible for future development costs of vorasidenib, other than certain agreed-up costs which we and Celgene had split until December 31, 2018. Celgene can terminate the 2010 Agreement upon 90 days’ notice or upon a material breach of the agreement by us that remains uncured for a period ranging from 60 to 90 days. CStone has the right, under certain circumstances, to terminate the CStone Agreement upon advance notice to us, and may, subject to specified cure periods, terminate the CStone Agreement in the event of our uncured material breach or under specified circumstances relating to our insolvency.
•Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all.
•If present or future collaborators of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated. For example, BMS may not retain and motivate key personnel who are important to the continued development of the programs under our agreements with Celgene. In addition, BMS could determine to reprioritize Celgene’s development programs such that it ceases to diligently pursue the development of our programs, and/or cause the agreement between Celgene and us to terminate.
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
Accordingly, it is possible that the FDA or EMA may refuse to accept for substantive review any NDA, sNDA or MAA that we and/or Celgene submit for our product candidates, or may conclude after review of our data that our marketing application is insufficient to obtain marketing approval of our product candidates. If the FDA or EMA does not accept or approve our applications for any of our product candidates, the applicable regulator may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before reconsidering our applications. Depending on the extent of these or any other FDA- or EMA-required trials or studies, approval of any marketing applications that we submit may be delayed by several years, or may require us to expend more resources than we planned. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA or EMA to approve any marketing applications. For example, Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML which it subsequently withdrew in December 2019, and we submitted an MAA to the EMA for TIBSOVO® for the treatment of adult patients with IDH1 mutant-positive R/R AML, which we subsequently withdrew in October 2020. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process, and failure to obtain marketing approval for our products or product candidates will prevent us from commercializing the product or product candidate in the applicable jurisdictions.
Further, the process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application we submit, or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we or our collaborators ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved medicine not commercially viable.
In addition, the COVID-19 pandemic may continue to disrupt the U.S. and international healthcare and regulatory systems. These disruptions could materially delay the review of, and/or decision making with respect to, marketing approvals for our product candidates. Any delay in regulatory review or decision making resulting from such disruptions could materially affect the development of our product candidates.
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
In order to market and sell our medicines in the EU and many other jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML, which it subsequently withdrew in December 2019 and we submitted an MAA to the EMA for TIBSOVO® for the treatment of adult patients with IDH1 mutant-positive R/R AML, which we subsequently withdrew in October 2020. Celgene or we may not be successful in obtaining EMA approval of IDHIFA® or TIBSOVO®, respectively, on a timely basis, or ever. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our medicines in any market.
Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the EU on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). The Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020. Negotiations between the United Kingdom and the EU towards a trade agreement have been progressing, but latterly have been subject to late negotiation brinkmanship. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption.
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
For example, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which required that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that required the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations, however it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. More recently, on October 9, 2019, President Trump issued executive order (“Executive Order on Promoting the Rule of Law Through Improved Agency Guidance Documents”) meant to ensure that agency guidance documents do not establish legally binding requirements and it directs each agency to rescind guidance documents that it determines should no longer be in effect. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
Even if we or any collaborators are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations and third-party reimbursement practices, which would harm our business.
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
Current and future healthcare reform legislation may increase the difficulty and cost for us and any collaborators to obtain reimbursement and commercialize our drug candidates.
There have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, affect our ability, or the ability of any collaborators, to profitably sell any drugs for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved drugs.
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
On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration thereafter represented to the Court of Appeals considering this judgment that it does not oppose the lower court's ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump Administration argued in support of upholding the lower court decision. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. On March 2, 2020, the Supreme Court agreed to hear this case and has scheduled oral arguments for November 10, 2020. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
The costs of prescription pharmaceuticals in the United States and foreign jurisdictions is subject to considerable legislative and executive actions and could impact the prices we obtain for our drug products, if and when approved.
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
More recently, President Trump has issued five executive orders that are intended to lower the costs of prescription drug products. The first order would require all federally qualified health centers to pass on to patients the discounts the health centers receive on insulin and epinephrine through Medicare’s 340B Drug Discount Program. The second order would establish an international pricing index that would set the price Medicare Part B pays for the costliest medications covered under the program to the lowest price in other economically advanced countries. President Trump initially indicated that this order would be held back until August 24, 2020, but it has not been issued.
The third order is intended to reduce the costs of drugs by supporting the safe importation of prescription drugs. Specifically, the order calls upon the HHS to facilitate grants to individuals of waivers of the prohibition of importation of prescription drugs that would allow patients to import FDA approved drug products from abroad, so long as doing so would result in lower costs. In addition, the order would allow wholesalers and pharmacies to re-import both biological drugs and insulin that were originally manufactured in the United States and then exported for international sale. This action follows the publication of a proposed rulemaking on December 23, 2019, that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).
The fourth executive order would end drug rebates used by health plan sponsors, pharmacies or pharmacy benefit managers, or PBMs, in operating the Medicare Part D program. Specifically, the order directs HHS to exclude from safe harbor protections under the federal anti-kickback statute retroactive price reductions that are not applied at the point-of-sale. Instead, the order requires HHS to establish new safe harbors that would allow health plan sponsors, pharmacies, and PBMs to pass on those discounts to consumers at point-of-sale in order to lower patient’s out-of-pocket costs and permit the use of certain bona fide PBM service fees. Each of these orders directs the federal government to implement the initiatives outlined in the orders, meaning they will not have immediate effects.
Finally, the fifth order instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China. The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States.
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
We are highly dependent on the principal members of our management and scientific teams, each of whom is employed “at will,” meaning we or they may terminate the employment relationship at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. We have had recent executive transitions, including of our chief executive officer, chief financial officer, and chief scientific officer. We cannot predict the likelihood, timing or effect of future transitions among our executive leadership.
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
In response to the COVID-19 pandemic, we were required to close our facilities except for a limited number of essential facilities and laboratory staff. We recently opened our Cambridge office to an additional, limited number of employees who prefer to work onsite, and our field-based employees engage with healthcare providers and other third parties remotely and, where local regulations allow, on a limited in-person basis. In the event of a continuation of shelter-in-place orders and other mandated local travel restrictions, our employees conducting research and development activities may not be able to access our research space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.
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
As of September 30, 2020, our executive officers, directors and a small group of stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation	8-K	001-36014	July 30, 2013	3.1
3.2	Second Amended and Restated By-Laws	8-K	001-36014	December 19, 2018	3.1
31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are not embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)					X

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

AGIOS PHARMACEUTICALS, INC.

November 5, 2020	By:	/s/ Jacqualyn A. Fouse
Jacqualyn A. Fouse, Ph.D. Chief Executive Officer (principal executive officer)

November 5, 2020	By:	/s/ Jonathan Biller
Jonathan Biller Chief Financial Officer and Head of Legal and Corporate Affairs (principal financial officer)