Form 10-K
period 2020-12-31
AGIOS PHARMACEUTICALS, INC.
filed 2021-02-25
CIK 1439222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐         No   ☑
The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2020 (based on the last reported sale price on the Nasdaq Global Select Market as of such date) was $3,280,200,346.
As of February 18, 2021, there were 69,601,332 shares of Common Stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

PART I
References to Agios
Throughout this Annual Report on Form 10-K, “the Company,” “we,” “us,” and “our,” and similar expressions, except where the context requires otherwise, refer to Agios Pharmaceuticals, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of Agios Pharmaceuticals, Inc.
Cautionary Note Regarding Forward-looking Information
This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. Such risks and uncertainties include, among other things, the following: (i) the occurrence of any event, change or other circumstance that could give rise to the termination of the purchase and sale agreement with Servier Pharmaceuticals, LLC, or “Servier”; (ii) the failure of the Company to obtain stockholder approval for the proposed transaction with Servier or the failure to satisfy any of the other conditions to the completion of the proposed transaction; (iii) the effect of the announcement of the proposed transaction with Servier on the ability of the Company to retain and hire key personnel and maintain relationships with its customers, suppliers, advertisers, partners and others with whom it does business, or on its operating results and businesses generally; (iv) risks associated with the disruption of management’s attention from ongoing business operations due to the proposed transaction with Servier; (v) the ability to meet expectations regarding the timing and completion of the proposed transaction with Servier, including with respect to receipt of required regulatory approvals; (vi) the failure of the Company to receive milestone or royalty payments under the purchase and sale agreement and the uncertainty of the timing of any receipt of any such payments; (vii) the uncertainty of the results and effectiveness of the use of proceeds from the proposed transaction with Servier; and (viii) other risks and uncertainties described in our reports and filings with the SEC, including the risks and uncertainties set forth in Item 1A under the heading Risk Factors in this Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the fiscal quarter ended on September 30, 2020 filed with the SEC on November 5, 2020 and other subsequent periodic reports we file with the SEC, which are available at www.sec.gov and the Company’s website at www.agios.com. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “predict,” “project,” “strategy,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “vision” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements regarding:
•the timing and likelihood of the closing of the proposed sale of our oncology business to Servier and the amount of potential consideration we may receive in connection with the proposed sale;
•the initiation, timing, progress and results of current and future preclinical studies and clinical trials, and our research and development programs;
•the potential of isocitrate dehydrogenase 1 and 2, or IDH1 and IDH2, respectively, mutations, pyruvate kinase-R, or PKR, methionine adenosyltransferase 2a, or MAT2A, and dihydroorotate dehydrogenase, or DHODH, as therapeutic targets;
•the potential benefits of our products and product candidates targeting IDH1 or IDH2 mutations, PKR, MAT2A or DHODH, including TIBSOVO® (ivosidenib), IDHIFA® (enasidenib), vorasidenib, mitapivat, AG-270, and AG-946;
•our plans to develop and commercialize our product candidates, either alone or with partners;
•our collaborations with Celgene and CStone Pharmaceuticals, or CStone;
•our ability to establish and maintain additional collaborations or obtain additional funding;
•the timing or likelihood of regulatory filings and approvals, including:
◦the supplemental new drug application, or sNDA, for TIBSOVO® for previously treated IDH1 mutant-positive cholangiocarcinoma that we expect to submit to the U.S. Food and Drug Administration, or FDA, in the first quarter of 2021;
◦the new drug application, or NDA, for mitapivat for the treatment of pyruvate kinase deficiency that we expect to submit to the FDA in the second quarter of 2021;
◦the marketing authorization application, or MAA, for mitapivat for the treatment of pyruvate kinase deficiency that we expect to submit to the European Medicines Agency, or EMA, in mid-2021;
•our strategic vision;
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
•the impact of the COVID-19 pandemic on our business, operations, strategy, goals and anticipated milestones; and
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in this Annual Report on Form 10-K, particularly in the "Summary Risk Factors" and “Risk Factors” sections, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
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
This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. All of the market data used in this Annual Report on Form 10-K involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. We believe that the information from these industry publications, surveys and studies is reliable. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of important factors, including those described in the sections titled “Summary Risk Factors” and “Risk Factors.”
Summary Risk Factors
Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. Our principal risks include the following:
•The proposed sale of our oncology business to Servier is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete, or unexpected delays in completing, the transaction or any termination of the purchase agreement with Servier could have an adverse effect on us, our financial condition and results of operations.
•The amount of consideration we will receive in the transaction with Servier is subject to various risks and uncertainties, including that we cannot predict the amount of royalty payments that we can expect to receive from Servier or whether the regulatory milestone payment will be achieved.
•We may not be able to realize the anticipated benefits of the transaction with Servier, including potentially deploying the proceeds from the transaction to expand our genetically defined disease business.
•Following the transaction with Servier, we will be a smaller, less diversified company with a more limited business concentrated on genetically defined diseases. As a result, we may be more susceptible to changing market conditions, including fluctuations and risks particular to the markets for patients with genetically defined diseases, which could adversely affect our business, financial condition and results of operations.
•We have incurred significant losses since inception. Our net losses were $327.4 million, $411.5 million and $346.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. We expect to incur operating losses in the future and may never achieve or maintain profitability. As of December 31, 2020, we had an accumulated deficit of $1,843.5 million.
•The COVID-19 pandemic has and may continue to affect our ability to initiate or continue our planned, ongoing and future clinical trials, disrupt regulatory activities, disrupt our ability to maintain a commercial infrastructure for our products or have other adverse effects on our business and operations.
•If we do not successfully commercialize our approved products in indications for which they may be approved our prospects may be substantially harmed. Our ability to generate product revenue depends heavily on our successful development and commercialization of our products.
•We depend heavily on the success of our clinical product candidates, including vorasidenib, mitapivat, AG-270 and AG-946. Clinical trials of our product candidates may not be successful for a number of important reasons. If we or our collaborators are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

•We may not be successful in our efforts to identify or discover potential product candidates or to develop additional medicines of commercial value.
•Our approved products, or any of our product candidates that receive marketing approval in the future, may be less effective than previously believed or cause undesirable side effects that were not previously identified, which could compromise our ability, or that of any collaborators, to market the products.
•Our approved products, or any of our product candidates that receive marketing approval in the future, may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.
•We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates.
•We depend on our collaborations and may depend on collaborations with additional third parties for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
•The failure to maintain our current and future collaboration agreements could negatively impact our business prospects in the territory covered by the agreement.
•We currently rely, and expect to continue to rely, on third-party manufacturers for the materials and manufacture of our product candidates for preclinical and clinical testing and for commercial supply of any product candidate for which we or our collaborators obtain marketing approval. Any performance failure on the part of our existing or future third-party manufacturers could delay clinical development or marketing approval.
•If we are unable to obtain and maintain patent or trade secret protection for our medicines and technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize medicines and technology similar or identical to ours, and our ability to successfully commercialize our medicines and technology may be adversely affected. If we do not, or are unable to, obtain or maintain any issued patents for any of our lead product candidates, it could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.
Item 1. Business
General
We are a biopharmaceutical company committed to transforming patients’ lives through scientific leadership in the field of cellular metabolism and adjacent areas of biology, with the goal of creating differentiated, small molecule medicines in the areas of genetically defined diseases, or GDDs, and, until the completion of the sale of our oncology business to Servier as described below, hematologic malignancies and solid tumors. To address our focus areas, we take a systems biology approach to deeply understand disease states, drive the discovery and validation of novel therapeutic targets, and define patient selection strategies, thereby increasing the probability that our experimental medicines will have the desired therapeutic effect.
Proposed Sale of Oncology Business to Servier Pharmaceuticals, LLC (Servier)
On December 20, 2020, we entered into a Purchase and Sale Agreement, or the Purchase Agreement, with Servier. The Purchase Agreement provides for the sale of our commercial, clinical and research-stage oncology portfolio assets and pipeline, or oncology business, for a payment of $1.8 billion in cash at the closing, subject to certain adjustments for working capital of the oncology business at the closing and amounts for a representation and warranty insurance policy, and a payment of $200 million in cash, if, prior to January 1, 2027, vorasidenib is granted new drug application, or NDA, approval from the U.S. Food and Drug Administration, or FDA, with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase 1 or 2, or IDH1 or IDH2, mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity of TIBSOVO® and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity of vorasidenib.
The transaction includes the proposed sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs. Servier will also acquire our co-commercialization rights for Bristol Myers Squibb’s IDHIFA®, the $25.0 million potential milestone payment, and conduct certain clinical development activities within the IDHIFA® development program.

The proposed sale has been approved by our Board of Directors. The parties’ obligations to consummate the proposed sale are subject to customary conditions, including the approval of the sale by the holders of at least a majority of our outstanding shares of common stock, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of required regulatory approvals in Germany.
Our Board of Directors may cause us to terminate the Purchase Agreement in order to enter into a definitive agreement relating to a superior proposal, subject to complying with certain conditions set forth in the Purchase Agreement, including giving Servier the opportunity to negotiate changes to the terms of the Purchase Agreement so that such superior proposal no longer constitutes a superior proposal. If we terminate the Purchase Agreement in order to enter into a definitive agreement with respect to a superior proposal, we may be required to pay to Servier a termination fee of $45 million prior to or concurrently with such termination.
We currently expect to complete the transaction at the end of the first quarter of or in the beginning of the second quarter of 2021, although we cannot assure completion by any particular date, if at all.
If the transaction is completed, we will no longer operate the oncology business and our Board of Directors expects to use the proceeds from the completion of the transaction to focus on advancing our GDD business and returning a significant portion of the proceeds to our stockholders. Notwithstanding this present expectation, our Board may use the proceeds of the transaction for other purposes for the benefit of us and our stockholders, and in connection therewith may find it necessary or advisable to use portions of the proceeds from the transaction for different or presently non-contemplated purposes.
The discussion of our business in his Annual Report on Form 10-K reflects our business as it exists on the date hereof and does not give effect to the proposed sale of our oncology business to Servier. If the transaction closes, we will be a smaller, less diversified company with a more limited business concentrated on GDDs. As a result, we may be more susceptible to changing market conditions, including fluctuations and risks particular to the markets for patients with GDDs, than a more diversified company, which could adversely affect our business, financial condition and results of operations. In addition, the diversification of our revenues, costs and cash flows will diminish following the transaction, such that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments or satisfy other financial commitments may be diminished.
Business Overview
Hematologic Malignancies and Solid Tumors
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
Our other marketed product is IDHIFA® (enasidenib), an oral targeted inhibitor of the mutated isocitrate dehydrogenase 2, or IDH2 enzyme and the first and only FDA-approved therapy for patients with R/R AML and an IDH2 mutation. In August 2017, the FDA granted our collaboration partner Celgene approval of IDHIFA® for the treatment of adult patients with R/R AML and an IDH2, mutation as detected by an FDA-approved test. We were eligible to receive royalties at tiered low-double digit to mid-teen percentage rates on any net sales of IDHIFA® and have exercised our rights to provide up to one-third of the field-based commercialization efforts in the United States. In June 2018, Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML which it subsequently withdrew in December 2019. On June 11, 2020 we sold our tiered, sales-based royalty rights on worldwide net sales of IDHIFA®, as well as our rights to receive up to $55.0 million in outstanding regulatory milestone payments from Bristol Myers Squibb, or BMS, to Royalty Pharma, or RPI, for $255.0 million. In addition, we and Celgene are currently evaluating enasidenib in the clinical trials described below.
Our pre-commercial clinical cancer product candidates are vorasidenib and AG-270.
We are developing vorasidenib for the treatment of IDH mutant-positive low grade glioma. Vorasidenib is an orally available, selective brain-penetrant pan-IDH mutant inhibitor. We are currently evaluating vorasidenib in the clinical trials described below.

We are developing AG-270 for the treatment of cancers carrying a methylthioadenosine phosphorylase, or MTAP, deletion, which is present in approximately 15 percent of all cancers. AG-270 is an orally available selective potent inhibitor of methionine adenosyltransferase 2a, or MAT2A. On March 25, 2020, Celgene declined to exercise its right to opt into co-development and co-commercialization for AG-270, our MAT2A inhibitor development program, under our 2016 global research and collaboration agreement with Celgene, or the 2016 Agreement. We are currently evaluating AG-270 in a phase 1 dose-escalation and expansion trial in multiple tumor types carrying a MTAP, deletion, described below.
In the first quarter of 2020, we made the decision to cease the internal development of AG-636 for the treatment of hematologic malignancies, including lymphoma due to limited enrollment in our phase 1 trial in lymphoma. AG-636 is an inhibitor of the metabolic enzyme dihydroorotate dehydrogenase, or DHODH, licensed by us from Aurigene Discovery Technologies Limited, or Aurigene.
Genetically defined diseases
The lead product candidate in our genetically defined disease, or GDD, portfolio, mitapivat, is an activator of both wild-type and mutant pyruvate kinase-R, or PKR, for the potential treatment of hemolytic anemias. We are currently evaluating mitapivat for the treatment of pyruvate kinase, or PK, deficiency, thalassemia and sickle cell disease, or SCD, in the clinical trials described below. We are also developing AG-946, a next-generation PKR activator, for the potential treatment of hemolytic anemias and other indications.
In addition to the aforementioned development programs, we are seeking to advance a number of early-stage discovery programs in our focus areas of GDDs, malignant hematology and solid tumors based on our scientific leadership in the field of cellular metabolism and adjacent areas of biology.
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
Our Strategy and Long Term Goals
As part of our long term strategy, we have developed and articulated a strategic vision that delineates our expected evolution in light of our expected singular focus on accelerating and expanding our GDD business and our proposed sale of our oncology business to Servier. We aim to build a sustainable, multi-product company, based on our expertise in cellular metabolism and adjacent biology that creates differentiated, small molecule medicines for patients. Key elements of our strategy include:
•Building a preeminent independent biopharmaceutical company by aggressively pursuing the discovery, development and commercialization of novel medicines to transform the lives of patients.
•Maintaining our focus on bio-marker driven drug discovery and development for defined patient subsets with high unmet need.
•Collaborating closely with the FDA and other regulatory bodies to aggressively pursue early registration potential for our product candidates.
Specifically, our plan includes (i) obtaining regulatory approvals for mitapivat in PK deficiency, thalassemia and SCD, (ii) advancing at least five internally discovered molecules in clinical development spanning ten indications, (iii) fostering a robust research pipeline enabling us to submit IND applications every 12-24 months, and (iv) funding our operations through major catalysts as we approach cash-flow positivity without the need for additional follow-on equity offerings.

Our Guiding Principles
We are driven by a disciplined focus on developing medicines that transform the lives of patients. We maintain a culture of high integrity that embraces the following guiding principles, which we believe will provide long-term benefits for all our stakeholders:
•Follow the science based on our chosen focus and do what is right for patients.
•Maintain a culture of incisive decision-making driven by deep scientific interrogation and respectful irreverence.
•Foster a collaborative spirit that includes all employees regardless of function or level.
•Leverage deep strategic relationships with our academic and commercial partners to continuously improve the quality of our discovery and development efforts.
Cellular Metabolism
Cellular metabolism refers to the set of life-sustaining chemical transformations within the cells of living organisms. The conversion of nutrients into energy via enzyme-catalyzed reactions allows organisms to grow and reproduce, maintain their structures, and respond to their environments. Additionally, metabolites serve as key regulators of diverse aspects of cellular biology, and pharmacologic targeting of metabolism can therefore have disease-modifying effects in a wide variety of pathologies. The chemical reactions of metabolism are organized into metabolic pathways, in which one chemical is transformed through a series of steps into another chemical, by a sequence of enzymes. Enzymes catalyze quick and efficient reactions, serve as key regulators of metabolic pathways, and respond to changes in the cell’s environment or signals from other cells. We believe our deep understanding of metabolic pathways within normal cells enables us to identify altered metabolic pathways within abnormal cells such as in rapidly-proliferating GDDs, hematologic malignancies, and solid tumors.
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
Next generation immuno-oncology therapies. In addition to unregulated growth pathways in the cells within a tumor, the growth and survival of the tumor also requires that the tumor is not recognized and attacked by the patient’s immune system. Tumors employ a variety of strategies to avoid detection and killing by the immune system, and therapies that interfere with these strategies have recently been shown to be effective in multiple types of cancer. These therapies, such as Keytruda®, Opdivo® and Yervoy®, known as ‘immune checkpoint’ therapies, block the inactivation of endogenous T cells and allow them to attack the tumor. While highly effective in some patients, these therapies work in a minority of all cancers. A critical emerging area is the discovery of next-generation immuno-oncology therapies that, alone or in combination, will enhance immune-mediated killing of tumors. There is increasing evidence that there are additional immune checkpoints that have not yet been discovered or have not yet been therapeutically targeted. This includes evidence that specific metabolites can act locally in the tumor microenvironment as immuno-suppressants. We are leveraging our capabilities in bioinformatics, functional genomics, proteomics and metabolomics to identify, validate and drug novel immuno-oncology targets in metabolism and adjacent biology areas, and our efforts in this field were governed by our 2016 Agreement, which expired in May 2020, described in more detail below.
Genetically defined diseases
GDDs range from a broad group of more than 600 rare diseases caused by mutations of single genes to conditions resulting from alterations in one or many genes (polygenic diseases) that affect up to millions of patients worldwide. In these disorders, the defect of single or multiple genes leads to a deficient expression or function in one or several gene products which collectively manifest in organ dysfunction. As these conditions are by nature congenital and frequently hereditary, they are often detected either by genetic testing or phenotypic diagnosis in newborns or in early childhood. A typical course of many such diseases is inexorable deterioration until death or to significant irreversible life-long disability and or suffering.
Many of these diseases carry severe or life-threatening features. Within this disease grouping, a disorder is considered orphan if it affects fewer than 200,000 people in the United States, or fewer than five per 10,000 people in France, Germany, Italy, Spain, United Kingdom, or the EU5. Many GDDs are likely to be under-diagnosed given the lack of available therapies or diagnostics, the rarity of the condition, or limited understanding of how the disease genetics relate to disease phenotype. Through the study or GDDs, and other conditions, it has been shown that small molecule therapies able to specifically correct genetic deficiencies and their associated organ dysfunction may have application in conditions that arise independent of patient genetics but for which identical organ dysfunction occurs. For example, a treatment for an hereditary hemolytic anemia may find direct application in the treatment of a secondarily acquired hemolytic anemia.
Current treatment options for these disorders are generally limited. Severe and sustained diet modification or nutrient supplementation can be beneficial in certain GDDs. Several of these disorders, from a group known as lysosomal storage diseases, have been treated successfully with enzyme replacement therapy, or ERT, the therapeutic administration of a functional version of the defective enzyme. Examples of ERTs for lysosomal storage disorders include Fabrazyme® for Fabry disease, Myozome® for Pompe disease, Cerezyme® for Gaucher disease, and Elaprase® for Hunter syndrome. In addition, treatment of polygenic conditions such as achondroplasia by Vosoritide® and the monogenic condition, spinal muscular atrophy by gene therapy with Zolgensma® represent novel technologic approaches to addressing GDDs.
Most mutations driving GDDs are intracellular and not amenable to corrective treatment with enzyme replacement therapies. Novel technologic approaches such as gene therapy are also being tested in a minority of conditions and is a technology with limited application based on cost, complexity and patient selection factors. Despite the promising progress made for patients with a small group of these diseases, the majority of patients with GDDs have few therapeutic options, and the standard of care for many such conditions is palliative, meaning treatment of symptoms with no effect on underlying disease mechanisms. Our goal is to develop mechanistically specific, small molecule approaches with the potential to have disease modifying and long term rather than palliative effects. We are taking a novel small molecule approach to correct the defects within diseased cells with a goal of developing transformative medicines for patients.
We focus on GDDs that share the following common set of features:
•Genetic definition of single or multiple gene sets linked to a consistent and recognizable disease phenotype;
•severe clinical presentation coupled with significant unmet medical need and evidence that disease damage while progressive is potentially reversible;
•sufficient patients to allow facile recruitment and statistical powering of prospective clinical trials; and
•a rigorous validation of the target, based upon a detailed mutational, structural, cell biological and biochemical analysis, to determine if a small molecule approach to correcting or significantly modifying the disease is both safe and feasible in newborn to elderly patients.
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
Our Development Programs
We believe that leveraging our core capabilities in cellular metabolism combined with a precision medicine approach has significantly enhanced our ability to build a research and development engine that is focused in our therapeutic areas. This engine has permitted us to discover proprietary first-in-class orally-available small molecules as potential lead product candidates for each of several novel programs in development. All of our lead programs focus on diagnostically identified patient populations with the potential for establishing early clinical proof of concept and accelerated approval paths.

The following summarizes our products and most advanced product candidates as of February 1, 2021, each of which is described in further detail below. As noted above, upon the completion of the sale of our oncology business to Servier we will have a singular focus on accelerating and expanding our development programs in GDDs.
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
Ivosidenib (mutant IDH1 inhibitor)
We are developing ivosidenib for the treatment of IDH1 mutant-positive cancers. Ivosidenib is an orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapy for the treatment of patients with cancers that harbor IDH1 mutations. We hold worldwide development and commercial rights to ivosidenib and have licensed certain development and commercialization rights to ivosidenib in mainland China, Hong Kong, Macau, Singapore and Taiwan to CStone, pursuant to an exclusive license agreement with CStone, or the CStone Agreement, discussed more fully below.
We are required to fund the future development and commercialization costs related to this program with the exception of development and commercialization activities of CStone under the CStone Agreement. Mutations in IDH1 have been identified in difficult to treat hematologic and solid tumor cancers, including AML, MDS, cholangiocarcinoma and low grade glioma, where both the treatment options and prognosis for patients are poor.
The FDA has approved TIBSOVO® for the treatment of adult patients with R/R AML and a susceptible IDH1 mutation and for the treatment of patients with newly diagnosed AML with a susceptible IDH1 mutation as detected by an FDA-approved test who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy. In December 2018, we submitted a MAA to the EMA for TIBSOVO® for the treatment of adult patients with IDH1 mutant-positive R/R AML. In October 2020, we withdrew the MAA based on feedback from the EMA's CHMP that the available clinical data from our single arm, uncontrolled Phase 1 trial did not sufficiently support a positive benefit-risk balance for the proposed indication. The FDA granted orphan drug designation for ivosidenib for the treatment of cholangiocarcinoma, granted Breakthrough Therapy designation for ivosidenib in combination with azacitidine for the treatment of newly diagnosed AML with an IDH1 mutation in adult patients who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy, and granted Breakthrough Therapy designation for ivosidenib for the treatment of adult patients with relapsed or refractory MDS with a susceptible IDH1 mutation as detected by an FDA-approved test.
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
•A phase 1 multicenter, open-label, dose-escalation and expansion clinical trial, designed to assess its safety, clinical activity and tolerability as a single agent in patients with advanced hematologic malignancies with an IDH1 mutation. The trial reopened enrollment of its relapsed or refractory MDS arm and although we experienced disruptions related to the COVID-19 pandemic, we expect to complete enrollment in 2021.
Solid Tumors
•A phase 1 multicenter, open-label, dose-escalation and expansion clinical trial, designed to assess its safety, clinical activity and tolerability as a single agent in patients with advanced solid tumors with an IDH1 mutation, including glioma, cholangiocarcinoma, and chondrosarcoma. The trial has completed enrollment.
•ClarIDHy, a registration-enabling phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial of ivosidenib in previously-treated patients with nonresectable or metastatic cholangiocarcinoma with an IDH1 mutation. The trial has completed enrollment. The primary endpoint of the trial of progression-free survival was met and, although we experienced disruptions related to the COVID-19 pandemic, we expect to file an sNDA with the FDA for TIBSOVO® in cholangiocarcinoma in the first quarter of 2021.
•A phase 1 multi-center, open-label clinical trial of ivosidenib in patients with advanced IDH1 mutant-positive solid tumors, including glioma. The trial has completed enrollment.
•A perioperative study with ivosidenib and vorasidenib in low grade glioma to further investigate their effects on brain tumor tissue. The trial has completed enrollment.
Enasidenib (mutant IDH2 inhibitor)
Celgene, pursuant to our collaboration with Celgene focused on cancer metabolism, or the 2010 Agreement, is developing enasidenib for the treatment of IDH2 mutant-positive hematologic malignancies. Enasidenib is an orally available, selective, potent inhibitor of the mutated IDH2 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH2 mutations, including those with AML, who have a historically poor prognosis. The FDA has granted Celgene approval of IDHIFA® for the treatment of adult patients with R/R AML and an IDH2 mutation.
Celgene maintains worldwide development and commercial rights to enasidenib and will fund the future development and commercialization costs related to this program. Under the 2010 Agreement, we were eligible to receive royalties at tiered low-double digit to mid-teen percentage rates on any net sales of IDHIFA® and exercised our rights to provide up to one-third of the field-based commercialization efforts in the United States. On June 11, 2020, we sold our tiered, sales-based royalty rights on worldwide net sales of IDHIFA® (enasidenib), as well as our rights to receive up to $55.0 million in outstanding regulatory milestone payments from BMS, to RPI for $255.0 million. Under the 2010 Agreement, we are eligible to receive a $25.0 million potential milestone payment for the enasidenib program upon achievement of a specified ex-U.S. commercial milestone event, as well as reimbursement for costs incurred for our co-commercialization efforts and development activities.
In addition to the clinical trials discussed above, enasidenib is also being evaluated by Celgene in IDHENTIFY, an international phase 3, multi-center, open-label, randomized clinical trial designed to compare the efficacy and safety of enasidenib versus conventional care regimens in patients 60 years or older with IDH2 mutant-positive AML that is refractory to or relapsed after second- or third-line therapy. This trial has completed enrollment. In August 2020, BMS announced that the trial did not meet the primary endpoint of overall survival in patients with IDH2 mutant positive AML.
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
PKR Activator Program
PK is the enzyme involved in the second to last reaction in glycolysis — the conversion of glucose into lactic acid. This enzyme has several tissue-specific isoforms (PKR, PKL, PKM1 and PKM2). PKR is the isoform of PK that is present in red blood cells, or RBCs. Mutations in PKR cause defects in RBC glycolysis and lead to a hematological GDD known as PK deficiency. Glycolysis is the only pathway available for RBCs to maintain the production of adenosine triphosphate, or ATP, which is a form of chemical energy within cells. Accordingly, we believe that activation of mutant forms of PKR can restore glycolytic pathway activity and increase RBC health in patients with PK deficiency, and activation of wild-type (non-mutated) PKR can serve as an effective compensatory mechanism in hemolytic anemias such as thalassemia and SCD.
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
There is no currently known unique ethnic or geographic representation of the disease. The disease manifests by mild to severe forms of anemia caused by the excessive premature destruction of RBCs. The chronic hemolysis can lead to long-term complications and comorbidities, regardless of the degree of the anemia, often resulting in jaundice and lifelong conditions associated with chronic anemia and secondary complications. The precise mechanism for the hemolysis is not well understood but is thought to result from membrane instability secondary to the metabolic defect caused by the low level of PKR enzyme. The hemolysis is “extra-vascular” in that the RBCs are destroyed in small capillaries or organs and do not spontaneously break open in the circulation. PK deficiency is an autosomal recessive disease whereby all patients inherit two mutations, one from each parent. Children with the disease produce PKR enzyme that has only a fraction of the normal level of activity (generally <50%). Current management strategies for PK deficiency, including blood transfusion and splenectomy, are associated with both short- and long-term risks. More than 350 different mutations have been identified to date. As a result, there are many different possible mutant combinations and no one clear mutational profile. The mutations observed in PK deficiency patients are classified in two main categories. A missense mutation causes a single amino acid change in the protein, generally resulting in some functional protein in the RBCs. A non-missense mutation is any mutation other than a missense mutation, generally resulting in little functional protein in the RBCs. It is estimated that 58 percent of patients with PK deficiency have two missense mutations, 27 percent have one missense and one non-missense mutation, and 15 percent have two non-missense mutations. Boston Children’s Hospital, in collaboration with us, is conducting a Natural History Study to better understand the symptoms and complications of PK deficiency, identify patients and treatment centers, and capture other clinical data, including genetic information. We initiated a global registry, called PEAK, for up to 500 adult and pediatric patients with PK deficiency in the first quarter of 2018 to increase understanding of the long-term disease burden of this chronic hemolytic anemia.
Thalassemia
Thalassemia is a hereditary blood disorder in which mutations in the α- or β-globin chains of hemoglobin lead to globin chain precipitates and aggregates that disturb the RBC membrane and induce oxidative stress, leading to decreased survival of RBC precursors, ineffective erythropoiesis, hemolysis of mature RBCs, and anemia. We estimate that the prevalence of thalassemia is between 18,000 and 23,000 individuals in the United States and European Union. In addition to anemia, patients with thalassemia can experience enlarged spleen, bone deformities, iron overload, fatigue, and infection. Current treatment strategies for thalassemia include blood transfusion and bone marrow transplantation, as well as recently improved therapies such as Reblozyl® for the treatment of beta thalassemia. We believe that the activation of wild-type PKR may increase ATP production and improve red cell fitness and survival of thalassemic RBCs, by increasing the clearance globin chain aggregates through ATP-dependent proteolytic mechanisms. In December 2019, we announced preliminary clinical data from our ongoing phase 2 trial of mitapivat in patients with non-transfusion-dependent α- and β-thalassemia demonstrating proof of concept that activation of wild-type PKR has the potential to convey clinical benefit in thalassemia by increasing hemoglobin levels and reducing hemolysis in trial subjects.
Sickle Cell Disease
SCD is an inherited blood disorder caused by mutations in hemoglobin that enable the hemoglobin to form long polymeric chains under certain conditions such as low oxygenation, or deoxygenation. Polymerization of this irregular hemoglobin results in RBCs taking on a sickle shape, causing them to aggregate and obstruct small blood vessels, restricting blood flow to organs resulting in pain, cell death and organ damage. We estimate that the prevalence of SCD is between 120,000 and 135,000 individuals in the United States and EU. RBC deoxygenation is modulated by several factors, including the levels of 2,3-diphosphoglycerate, or 2,3-DPG, which is found to be elevated in sickle cell patient RBCs. Current treatment strategies focus on managing and preventing acute RBC sickling, and include hydroxyurea, L-glutamine and blood transfusions, as well as recently approved therapies such as Adakveo® and Oxbryta®. We believe that activation of wild-type PKR in patients with SCD may reduce hemoglobin polymerization and the sickling process by at least two mechanisms. Reducing the level of 2,3-DPG in RBCs would increase the oxygenation state of hemoglobin to reduce sickling, while increasing the levels of ATP may improve RBC hydration status which would also inhibit the sickling process.
Mitapivat: PKR activator
We are developing mitapivat for the treatment of PK deficiency and other hemolytic anemias such as thalassemia and SCD. Mitapivat is an orally available small molecule and a potent activator of the wild-type and mutated PKR enzymes. To date, we have demonstrated in clinical trials that treatment with mitapivat can lead to durable sustained increases in hemoglobin in patients with amenable mutations in the PKR gene and a statistically significant and clinically meaningful reduction in transfusion burden in regularly-transfused patients with PK deficiency, and we have observed early signs of improvements in hemoglobin in thalassemia patients who have wild-type PKR.
We have worldwide development and commercial rights to mitapivat and expect to fund the future development and commercialization costs related to this program. Mitapivat has been granted orphan drug designation for the treatment of PK deficiency by the FDA and the EMA. Additionally, mitapivat has received orphan drug designation from the FDA for the treatment of thalassemia and sickle cell disease.
We are evaluating mitapivat in the following clinical trials:
•DRIVE PK, a global phase 2, first-in-patient, open-label safety and efficacy clinical trial of mitapivat in adult, transfusion-independent patients with PK deficiency. This trial has completed enrollment.
•ACTIVATE-T, a single arm, global, pivotal trial of mitapivat in regularly-transfused patients with PK deficiency. The trial has completed enrollment. Although we experienced disruptions related to the COVID-19 pandemic, we reported in January 2021 that this trial met its primary endpoint of a statistically significant and clinically meaningful reduction in transfusion burden.
•ACTIVATE, a 1:1 randomized, placebo-controlled, global, pivotal trial of mitapivat in patients with PK deficiency who do not receive regular transfusions. The trial has completed enrollment. Although we experienced disruptions related to the COVID-19 pandemic, we reported in December 2020 that this trial met its primary endpoint of a statistically significant, sustained increase in hemoglobin compared to placebo. In addition, data from the trial demonstrated that treatment with mitapivat showed statistically significant improvement in key pre-specified secondary endpoints regarding patient reported outcomes.
•A phase 2, open-label safety and efficacy clinical trial of mitapivat in adult patients with non-transfusion-dependent α- and β-thalassemia. The trial has completed enrollment.
•In collaboration with the National Institutes of Health, or NIH, we are evaluating mitapivat in a phase 1 trial in patients with sickle cell disease pursuant to a cooperative research and development agreement. The trial is ongoing and enrolling patients, although the NIH experienced disruptions related to the COVID-19 pandemic.
We anticipate filing for regulatory approval for mitapivat in adults with PK deficiency in the U.S. in the second quarter of 2021 and in the EU in mid-2021, with a potential 2022 commercial launch in both geographies. We will continue to grow our US commercial infrastructure and evaluate all options for the commercialization and continued development of mitapivat outside of the United States in order to maximize the benefit to patients and value to our shareholders, including through exploring potential partnership opportunities.
We expect to initiate two phase 3 trials of mitapivat, ENERGIZE and ENERGIZE-T, in not regularly transfused and regularly transfused adults with thalassemia in the second half of 2021.
We expect to initiate a phase 2/3 trial of mitapivat in patients with SCD by year-end 2021.

AG-946: Next-Generation PKR Activator
We are developing AG-946, a next-generation PKR activator, for the potential treatment of hemolytic anemias. We are evaluating AG-964, in a phase 1 trial of AG-946 in healthy volunteers and in patients with SCD. The trial is currently enrolling healthy volunteers, although we experienced disruptions related to the COVID-19 pandemic.
AG-270: Targeting MAT2A for the treatment of MTAP-deleted cancers
AG-270, an orally available selective potent inhibitor of MAT2A, is our development candidate focused on MTAP-deleted cancers. MTAP is a metabolic gene that is deleted in approximately 15 percent of all cancers. We have shown in preclinical studies that MTAP deletion predicts sensitivity to inhibition of a subset of enzymes involved in the synthesis or utilization of the methyl donor S-adenosylmethionine, or SAM. Among this subset of enzymes, we have targeted MAT2A, the enzyme responsible for the synthesis of SAM in tumor cells. We have discovered small molecule inhibitors of MAT2A, including AG-270, that reduce SAM production and cause MTAP-null antiproliferative effects in cancer cell lines in vitro and in MTAP-deleted tumor models in vivo. MTAP deletion is readily detected by a genomic or immunohistochemistry test, thus allowing the selection of patients predicted to be sensitive to the therapy.
On April 10, 2020 Celgene notified us that they declined to elect any program as a continuation program under the 2016 Agreement. In March 2017, we previously announced that Celgene designated AG-270 as a development candidate under the 2016 Agreement and Celgene paid us an $8.0 million designation fee upon this designation. Exploratory research, drug discovery and early development of AG-270 is led by us, and Celgene had an an opt-in right on AG-270 up through phase 1 dose escalation for at least a $30.0 million fee. On March 25, 2020, Celgene declined to exercise its right to opt into co-development and co-commercialization for AG-270. As a result of these decisions we are no longer eligible for up to $168.8 million in clinical and regulatory milestone payments under the 2016 Agreement.
We are evaluating AG-270 in a phase 1 trial in multiple tumor types carrying an MTAP deletion. The first part of the trial, was a dose-escalation of AG-270 and is complete. The next part of the trial consists of two arms evaluating AG-270 in combination with taxanes. One arm of the trial will test AG-270 in combination with docetaxel in MTAP-deleted non-small cell lung cancer and the other arm will test AG-270 in combination with nab-paclitaxel and gemcitabine in MTAP-deleted pancreatic ductal adenocarcinoma. Both combination arms are enrolling patients, although we experienced disruptions related to the COVID-19 pandemic.
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
We were evaluating AG-636, an inhibitor of DHODH, licensed to us from Aurigene in a phase 1 dose-escalation trial in subjects with advanced lymphomas. In the first quarter of 2020, we made the decision to halt internal development of AG-636, due to limited enrollment in this trial, and will continue to wind down the trial until the close of the proposed sale to Servier.
Collaborations with Celgene
In November 2019, the acquisition of Celgene was completed by BMS, and Celgene became a wholly-owned subsidiary. We will continue to refer to our collaboration agreements with Celgene throughout this Form 10-K as being with Celgene Corporation.
Since December 31, 2019, there have been no material changes to the key terms of our collaboration or license agreements. For further information on the terms and conditions of our existing collaboration and license agreements, please see Item 1, Business included in our Annual Report on Form 10-K for the year ended December 31, 2019.
2016 Agreement
In May 2016, we entered into the 2016 Agreement focused on metabolic immuno-oncology. The initial four-year research term expired on May 17, 2020. On March 25, 2020 Celgene declined the option to extend the research agreement for up to two, or in specified cases, up to four additional one-year terms which would have required the payment of a $40.0 million extension fee. Further, on April 10, 2020 Celgene notified us that they declined to elect any program as a continuation program under the 2016 Agreement. Celgene had designated AG-270 as a development candidate under the 2016 Agreement. On March 25, 2020, Celgene notified us of their decision to decline their option to enter into a development & commercialization agreement with respect to the MAT2A program under the 2016 Agreement which would have required the payment of a $30.0 million fee to us. As a result of these decisions, the research services were fully satisfied as of May 17, 2020, no additional performance obligations remain under the 2016 Agreement and we are no longer eligible for any milestone payments under the 2016 Agreement.
2010 Agreement
Under the 2010 Agreement, we were eligible to receive royalties at tiered low-double digit to mid-teen percentage rates on any net sales of IDHIFA® and exercised our rights to provide up to one-third of the field-based commercialization efforts in the United States. On June 11, 2020, we sold our tiered, sales-based royalty rights on worldwide net sales of IDHIFA® (enasidenib), as well as our rights to receive up to $55.0 million in outstanding regulatory milestone payments from BMS, to RPI for $255.0 million. Under the 2010 Agreement, we are eligible to receive a $25.0 million potential milestone payment for the enasidenib program upon achievement of a specified ex-U.S. commercial milestone event, as well as reimbursement for costs incurred for our co-commercialization efforts and development activities.
Further information on the terms and conditions of our existing collaboration and license agreements is included within Note 13: Collaboration and License Agreements ” of the consolidated financial statements in this Annual Report on this Form 10-K.
CStone Agreement
In June 2018, we entered into the CStone Agreement for the development and commercialization of certain products containing ivosidenib in mainland China, Hong Kong, Macau, Singapore, and Taiwan, the CStone Territory, for therapeutic uses in humans, excluding brain cancer, unless added by us in our sole discretion. On March 2, 2020, we amended the CStone Agreement to include Singapore as part of the CStone Territory. We retain development and commercialization rights for the rest of the world.
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
During the term of the CStone Agreement, each party and its affiliates are prohibited from developing or commercializing any other compound or product that inhibits IDH1 mutations at specified levels of binding, in the case of CStone, anywhere in the world, and in the case of us, the CStone Territory. Subject to specified exceptions, CStone and its affiliates are also prohibited from developing or commercializing certain other compounds or products that directly or indirectly treat AML, cholangiocarcinoma or, if applicable, glioma in patients who have an IDH1 mutation.
Pursuant to the CStone Agreement, we have entered into a clinical supply agreement and pharmacovigilance agreement with CStone, and may enter into further ancillary agreements, including commercial supply agreements.
Intellectual Property
Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our product candidates and our core technologies, including novel biomarker and diagnostic discoveries, and other know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary or intellectual property rights. Our policy is to seek to protect our proprietary and intellectual property position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on confidential information, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. We may also choose to rely on trade secrets to protect certain aspects of our business that are not suitable or appropriate for patent protection.
We file, or may collaborate with third parties to file, patent applications directed to our key product candidates, including TIBSOVO® (ivosidenib), IDHIFA® (enasidenib), vorasidenib, mitapivat, AG-946, and AG-270 and AG-636, in addition to related compounds and potential back-up compounds, in an effort to establish intellectual property positions to protect these new chemical entities as well as methods of using these compounds in the treatment of diseases, formulations, solid state forms, and manufacturing processes. We may also seek patent protection for certain biomarkers that may be useful in selecting the right patient population for therapies with our product candidates. As part of our patent portfolio, as of February 1, 2021 we own or license 50 US issued patents as well as 483 issued patents in certain foreign countries and have pending patent applications in the US and in various foreign jurisdictions. The foreign issued patents and pending applications are in a number of jurisdictions, including Argentina, Australia, Austria, Belgium, Brazil, Canada, China, the Czech Republic, Denmark,

Finland, France, Germany, Greece, Hungary, Ireland, Italy, Japan, Lithuania, Mexico, the Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey, and the United Kingdom.
The intellectual property portfolios for our most advanced programs as of February 1, 2021 are summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office, or USPTO, can be significantly narrowed by the time they issue, if they issue at all. We expect this could be the case with respect to some of our pending patent applications referred to below.
IDH mutant inhibitor programs
The patent portfolio for our IDH mutant inhibitor programs contains issued patents and pending patent applications directed to compositions of matter for our key product compounds TIBSOVO®, IDHIFA®, and vorasidenib, as well as to related compounds, methods of use, various solid state forms of these product compounds, formulations, manufacturing processes and diagnostic methods for detecting various IDH1 and/or IDH2 mutations. As of February 1, 2021, we owned approximately 38 issued U.S. patents and 310 issued foreign patents and have pending patent applications in the US and in various foreign jurisdictions. The patents that have issued or will issue for our IDH mutant product candidates will have a statutory expiration date of at least 2033 to 2039. Patent term adjustments or patent term extensions could result in later expiration dates. In some cases, the term of a US patent can be shortened by the filing of a terminal disclaimer which operates to reduce the term of a patent to that of an earlier expiring patent.
PK activator program
The patent portfolio for our PK activator program contains issued patents and pending patent applications directed to compositions of matter for mitapivat, as well as to related compounds, various solid state forms of mitapivat, compositions of matter for second generation PKR activators, such as AG-946, as well as methods of use for these novel compounds. As of February 1, 2021, we owned approximately 6 issued U.S. patents and 128 issued foreign patents, and have pending patent applications in the US and in various foreign jurisdictions. The patents that have issued or will issue for our PK activator program will have a statutory expiration date of at least 2030 to 2040. Patent term adjustments or patent term extensions could result in later expiration dates. In some cases, the term of a US patent can be shortened by the filing of a terminal disclaimer which operates to reduce the term of a patent to that of an earlier expiring patent.
MTAP-deleted cancer program
The intellectual property portfolio for our MTAP-deleted cancer program contains issued patents and pending patent applications directed to compositions of matter for AG-270, as well as to related compounds and other chemotypes including potential back-up compounds, as well as methods of use, combination therapies, and diagnostic methods for detecting MTAP deletions. As of February 1, 2021, we owned approximately 2 issued U.S. patents and 1 issued foreign patent and have pending patent applications in the US and in various foreign jurisdictions. The patents that have issued or will issue for our MTAP-deleted cancer program will have a statutory expiration date of at least 2036 to 2040. Patent term adjustments or patent term extensions could result in later expiration dates. In some cases, the term of a US patent can be shortened by the filing of a terminal disclaimer which operates to reduce the term of a patent to that of an earlier expiring patent.
DHODH inhibitor program
The patent portfolio for our DHODH inhibitor program contains issued patents and pending patent applications, exclusively licensed to us by Aurigene, directed to compositions of matter for AG-636, as well as to related compounds and other chemotypes, as well as to methods of use for these novel compounds. The patent portfolio for our DHODH inhibitor program further contains patent applications, assigned solely to Agios, that are directed to solid state forms and formulations of AG-636 and to methods of use for these forms of AG-636, other methods of use for AG-636 and methods of use and diagnostic methods relating to AG-636 and other DHODH inhibitors. As of February 1, 2021, we exclusively licensed or independently filed approximately 4 issued U.S. patents and 44 issued foreign patents and have pending patent applications in the US and in various foreign jurisdictions. The patents that have issued or will issue for our DHODH inhibitor program will have a statutory expiration date of at least 2030 to 2039. Patent term adjustments or patent term extensions could result in later expiration dates. In some cases, the term of a US patent can be shortened by the filing of a terminal disclaimer which operates to reduce the term of a patent to that of an earlier expiring patent.
Patent Term
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
In addition to patent protection, we also rely upon unpatented confidential information, including confidential technical information, know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, by using confidentiality agreements with our collaborators, third-party service providers, scientific advisors, employees and consultants, and by invention assignment agreements with our employees. We also have agreements requiring assignment of inventions with selected consultants, scientific advisors and collaborators. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses requiring invention assignment, to grant us ownership of technologies that are developed through a relationship with a third party.
With respect to our proprietary cellular metabolism technology platform, we consider confidential information and know-how related to our cellular metabolism technology platform to be our primary intellectual property in this space. Confidential information and know-how can be difficult to protect. In particular, we anticipate that with respect to this technology platform, at least some of the technical information and know-how will, over time, become known within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel skilled in the art from academic to industry scientific positions.
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
We compete in the areas of pharmaceutical, biotechnology and other related markets that address hematologic malignancies, solid tumors and GDDs. There are other companies working to develop therapies in the fields of hematologic malignancies, solid tumors and GDDs. These companies include divisions of large pharmaceutical companies and biotechnology companies of various sizes.
Malignant Hematology and Solid Tumors. In the fields of malignant hematology and solid tumors, our principal competitors include AbbVie Inc., or AbbVie; Astellas Pharma Inc., or ASLAN; Bayer AG, or Bayer; BeiGene Ltd.; BMS; Clear Creek Bio; Daiichi Sankyo Company, Ltd., or Daiichi Sankyo; Eli Lilly and Company; Gilead; Forma Therapeutics Holdings, LLC, or Forma; GlaxoSmithKline plc; Jazz Pharmaceuticals plc, or Jazz; Merck & Co., or Merck; Novartis International AG, or Novartis; Pfizer, Inc., or Pfizer; and Roche Holdings, Inc., or Roche, and its subsidiary Genentech, Inc. The most common methods of treating patients with hematologic malignancies and solid tumors are surgery, radiation and drug therapy, including chemotherapy, hormone therapy and targeted drug therapy, and there are a variety of available drug therapies marketed for these cancer types. For example, other than TIBSOVO® and IDHIFA®, recently-approved treatments for AML include Venclexta® from AbbVie (in collaboration with Roche); Xospata® from Astellas; Rydapt® from Novartis; Vyxeos® from Jazz; and Daurismo® and Mylotarg® from Pfizer and Onureg® from BMS. Recently approved treatments for solid tumors include Keytruda® from Merck, Rozlytrek® from Genentech and Vitrakvi® from Bayer (in collaboration with Loxo Oncology, Inc.), and in some cases, these drugs are administered in combination to enhance efficacy. While our products and product candidates may compete with many existing drug and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates may not be competitive with them. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors. In general, although there has been considerable progress over the past few decades in the treatment of cancer and the currently marketed therapies provide benefits to many patients, these therapies all are limited to some extent in their efficacy and frequency of adverse events and none are successful in treating all patients. As a result, the level of morbidity and mortality from cancer remains high.
In addition to currently marketed therapies, there are also a number of medicines, including immuno-oncology therapies in clinical development to treat hematologic malignancies and solid tumors. For example: Bayer, Daiichi Sankyo and Forma are conducting phase 1 clinical trials of their IDH mutant inhibitors, BAY1436032, DS-1001b and FT-2102, respectively, in patients with hematologic and solid tumors, including AML, MDS and glioma; ASLAN, Bayer, Clear Creek Bio, and PTC Therapeutics, Inc. are conducting clinical trials of their DHODH inhibitors in hematologic malignancies; and IDEAYA Biosciences, Inc., or IDEAYA, is developing a MAT2A inhibitor for the treatment of MTAP-deleted solid tumors. These medicines in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval.
Genetically defined diseases. In the field of GDDs, our competitors include: Acceleron Pharma Inc., or Acceleron; BioMarin Pharmaceutical, Inc., or BioMarin; bluebird bio, Inc., or bluebird; Forma; Novartis; Pfizer; Global Blood Therapeutics, or Global Blood; IMARA Inc., or IMARA; Rocket Pharma LTD, or Rocket Pharma; and Vertex Pharmaceuticals Incorporated, or Vertex.
The most common methods for treating patients with GDDs are dietary restriction, dietary supplementation or replacement, treatment of symptoms and complications, gene therapy, blood transfusions, organ transplant and enzyme replacement therapies. There are a number of marketed therapies available for treating patients with GDDs. For example, recently-approved treatments for thalassemia, SCD, and phenylketonuria include Reblozyl® from Acceleron (in collaboration with BMS); Lentiglobin® from bluebird; Adakveo® from Novartis; Oxbryta® from Global Blood; and Kuvan® and Palynziq® from BioMarin. While our product candidates may compete with existing medicines and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates may not be competitive with them. In addition to currently marketed therapies, there are also a number of products that are either small molecules, enzyme replacement therapies or gene therapies in various stages of clinical development to treat GDDs. . For example, Rocket Pharma is conducting a clinical trial of a gene therapy targeting PK deficiency and Forma is developing a PKR activator for the treatment of hemolytic anemias, including PK deficiency and SCD, and Vertex is developing a gene therapy targeting SCD. These products in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide competition for any of our product candidates for which we obtain market approval.
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
The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics in guiding the use of related therapeutics where appropriate, the level of generic competition and the availability of reimbursement from government and other third-party payors.
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
Manufacturing
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. To date, we have obtained materials for ivosidenib, enasidenib, vorasidenib, mitapivat, AG-270, AG-636 and AG-946 for our ongoing and planned clinical testing from third-party manufacturers. Although we have long-term supply arrangements in place for the commercial supply of TIBSOVO®, we primarily obtain our supplies from these manufacturers on a purchase order basis. Due to the volatility of the raw material supply network globally, we have gained regulatory approval for redundant supply of raw materials, and have an ongoing program to ensure this risk mitigation remains effective. We do not currently have arrangements in place for redundant supply for bulk drug substance and drug product, but maintain a broad safety stock program. As we have done for TIBSOVO®, for all of our other product candidates we intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to submission of a NDA to the FDA.
Ivosidenib, enasidenib, vorasidenib, mitapivat, AG-270, AG-636 and AG-946 are organic compounds of low molecular weight, generally called small molecules. They can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale-up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.
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
•preparation and submission to the FDA of a NDA for a drug product which includes not only the results of the clinical trials, but also, detailed information on the chemistry, manufacture and quality controls for the product candidate and proposed labeling for one or more proposed indication(s);
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
A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements, including GCP requirements, of the FDA in order to use the study as support for an IND or application for marketing approval. The GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.
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
Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee. This group provides authorization as to whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.
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
Sponsors are required to make policies for evaluating and responding to requests for expanded access for patients policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 clinical trial, or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.
In addition to and separate from expanded access, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.
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
The NDA is a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2021 is $2,875,842 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2021 is $336,432. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.
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
Abbreviated New Drug Applications for Generic Drugs
In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs known as the reference listed drugs, or RLDs. Abbreviated new drug applications, or ANDAs, generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, the applicant may rely on the preclinical and clinical testing previously conducted for the RLD.
To approve an ANDA, the FDA must find that the generic version is identical to the RLD, with respect to the active ingredients, the route of administration, the dosage form, the strength of the drug and the conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the RLD. Under the statute, a generic drug is bioequivalent to an RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.” Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.
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

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act. The FDA maintains a list of diseases that are exempt from the requirements of the Pediatric Research Equity Act, or PREA, due to low prevalence of disease in the pediatric population. Under the amended section 505B of the FDA Reauthorization Act of 2017, beginning on August 18, 2020, the submission of a pediatric assessment, waiver or deferral will be required for certain molecularly targeted cancer indications with the submission of an NDA application or supplement to an NDA application. Previously, drugs that had been granted orphan drug designation were exempt from the requirements of the PREA.
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
The guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a biologic product candidate generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE. In July 2016, the FDA issued a draft guidance document intended to further assist sponsors of therapeutic products and sponsors of in vitro companion diagnostic devices on issues related to co-development of these products.
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
The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness, and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2021, the standard fee is $365,657 and the small business fee is $91,414. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, a PMA application typically requires data regarding analytical and clinical validation studies. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, which imposes elaborate testing, control, documentation and other quality assurance requirements.
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
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2030 pursuant to the CARES Act. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and the medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider other legislation to replace elements of the ACA during the next Congressional session.
The Trump Administration also took executive actions to undermine or delay implementation of the ACA. During his term, President Trump signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. On January 28, 2021, however, President Biden issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Executive Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.
On November 10, 2020, the Supreme Court heard oral arguments as to whether the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On February 10, 2021, the Biden Administration withdrew DOJ’s support for this lawsuit. A ruling by the Supreme Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. To those ends, President Trump issued five executive orders intended to lower the costs of prescription drug products but it is unclear whether, and to what extent, these orders will remain in force under the Biden Administration. Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).
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
Clinical Trial Approval
The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on Good Clinical Practice, or GCP, and the related national implementing provisions of the individual EU Member States govern the system for the approval of clinical trials in the EU. Under this system, an applicant must obtain prior approval from the competent national authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an investigational medicinal product dossier (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, where relevant the implementing national provisions of the individual EU Member States and further detailed in applicable guidance documents. .
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
The Clinical Trial Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC and replacing any national legislation that was put in place to implement the Clinical Trials Directive. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new Clinical Trial Regulation becomes applicable. The extent to which on-going clinical trials will be governed by the Clinical Trial Regulation will depend on when the Clinical Trial Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trial Regulation becomes applicable the Clinical Trial Regulation at that time will begin to apply to the clinical trial.
In January 2020, the website of the European Commission reported that the implementation of the Clinical Trial Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit which was conducted in December 2020, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The Clinical Trial Regulation becomes applicable six months after the European Commission publishes notice of this confirmation and has published an expected system “go live” in December 2021. When the Clinical Trial Regulation becomes applicable, the existing Clinical Trial Directive and national legislation put in place to implement the Directive will be repealed. Following implementation of the Clinical Trial Regulation, a transitional period will be in effect for one year where new clinical trial applications can be submitted either under the existing Clinical Trials Directive or under the new Clinical Trial Regulation.
PRIME Designation in the EU
In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The priority medicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the CHMP or Committee for Advanced Therapies, or CAT, are appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

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
General Data Protection Regulation
The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The

GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.
Brexit and the Regulatory Framework in the United Kingdom
On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the EU on January 31, 2020. On December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement, which sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom.
Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the EU’s GDPR, is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area, or EEA, to the United Kingdom will remain lawful under GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like an EU Member State in relation to processing and transfers of personal data for four months from January 1, 2021. This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the EU and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU and EEA remain unaffected.
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

Revenue
The composition of our revenues for the years ended December 31, 2020, 2019, and 2018 consisted of the following:

	2020	2019	2018
Collaboration and royalty revenues - Celgene	39%	42%	72%
Collaboration revenue - CStone	2%	7%	13%
Product revenue, net	59%	51%	15%
Our product sales to one specialty distributor, McKesson, and one specialty pharmacy, Biologics, each accounted for more than 10% of our consolidated revenues for the years ended December 31, 2020 and 2019. No customers accounted for more than 10% of our consolidated revenues for year ended December 31, 2018. Refer to Note 12. Product Revenue and Note 13. Collaboration and License Agreements to the consolidated financial statements in this Annual Report on Form 10-K for additional information.
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
Employees and Human Capital
As of December 31, 2020, we had 562 full-time employees. Of these employees, 552 were based in the United States and 10 were based in international locations and 108 held Ph.D., Pharm.D. or M.D. degrees. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We also retain independent contractors to support the goals of our organization. We prioritize our employee experience and we are proud of our strong employee and contractor relations.
We understand that attracting, retaining, engaging and supporting our talented team and maintaining a diverse and inclusive organization is critical to our success and to increase the value we can provide for patients, shareholders and all stakeholders.
We strive to cultivate a positive, respectful and fair work environment guided by the following three pillars:
•Flexibility: We provide flexible work arrangements which results in happier, more engaged and more productive employees. We encourage a culture that promotes different perspectives, work styles, health and wellness, care of families and productivity.
•Psychological safety: We aim to ensure our teams experience psychological safety – the belief that risk-taking and failure will not be punished, which leads to higher performing teams, more creativity, candor and better results.
•Deliberate development: We emphasize providing ongoing opportunities for employees to grow professionally, whether through bringing in external speakers, offering preceptorships in different departments, and providing tuition reimbursement and leadership skills training.
To incentivize and reward strong performance, we have established a competitive and balanced compensation and benefits package, including short-term and long-term incentives, discretionary paid time off policy, generous parental and family leave plans and premium medical benefits.

We are committed to fostering a welcoming and diverse workplace in which individuals from a variety of backgrounds can thrive. Our diversity and inclusion program focuses on valuing three types of differences:
•Representative differences (demographic diversity, such as gender, race, ethnicity, sexual orientation)
•Experiential differences (identities based on life experiences that may change over time)
•Cognitive differences (unique ways of understanding and interpreting the world)
We are a majority female organization and we maintain significant representation at all levels, including the Board of Directors. As of December 31, 2020, 57% of our workforce were women. Racial and ethnic diversity in the aggregate has improved at our company over the last few years. As of December 31, 2020, 33% of our workforce were ethnically diverse. However, we recognize that there is still important progress to be made, particularly as relates to Black and Latino representation at our company, and this remains an area of continued emphasis for us.
We regularly evaluate the effectiveness of our human capital management practices through employee surveys and fostering a culture of ongoing feedback and two-way dialogue. In addition, we track important human capital metrics such as turnover rate. Voluntary and involuntary turnover rates across all levels (executives/ senior managers, mid-level managers and professionals) are in alignment with, or lower than, the industry average.
In 2020, the onset of the COVID-19 pandemic provided an opportunity and an imperative to demonstrate our commitment to the health and wellbeing of our employees, our patients and our community. We immediately implemented an action plan that took into consideration local and national public health guidelines and input from our employees. In response to COVID-19, we took the following actions:
•In the early stages of the pandemic, we temporarily closed our offices and labs and eliminated in-person interactions between our field staff and physicians.
•We implemented a deliberate, phased approach to returning to on-site work under a set of operating procedures designed to protect the health and wellbeing of our team and communities.
•We developed a plan for primary employees who have critical on-site work – such as those who work in our labs – to return to our Cambridge headquarters, and for our field staff to safely interact with physicians on a case-by-case basis.
•We instituted – and continue to follow – many measures to ensure the safety of those who are working on-site, including daily health screenings, requiring the use of masks, clear signage to ensure social distancing can be maintained and providing support to enable employees to commute without using public transit.
•We also partnered with Project Beacon and One Medical to facilitate regular on-site testing for employees in the office, and with Everlywell to help with testing our field-based team members for COVID-19.
•We adjusted our approach to employee communications to maintain our culture in a mostly virtual environment, such as through a dedicated intranet site (called the Stay-at-Home Hub), more frequent and virtual companywide meetings, and expanded resources such as a partnership with Out School, an online learning company, and offering LinkedIn online learning.
Throughout the pandemic, we believe our ability to embrace flexibility has helped us maintain productivity to deliver for patients.
Our Corporate Information
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
Risks Relating to the Proposed Sale to Servier
The transaction is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete, or unexpected delays in completing, the transaction or any termination of the Purchase Agreement could have an adverse effect on us, our financial condition and results of operations.
The completion of the transaction is subject to a number of conditions, including the approval of the transaction by Agios stockholders and the receipt of certain regulatory approvals, which make the completion and timing of the transaction uncertain. The failure to satisfy all of the required conditions could delay the completion of the transaction for a significant period of time or prevent it from occurring at all. There can be no assurance that the conditions to the completion of the transaction will be satisfied or waived or that the transaction will be completed.
In addition, either we or Servier may terminate the Purchase Agreement under certain circumstances, including if the transaction is not completed by the outside date. In certain circumstances, upon termination of the Purchase Agreement, we would be required to pay a termination fee of $45 million to Servier.
If the transaction is not completed, we may be adversely affected and, without realizing any of the benefits of having completed the transaction, will be subject to a number of risks, including the following:
•the trading price of our common stock could decline;
•if the Purchase Agreement is terminated and our board of directors seeks another strategic transaction, our stockholders cannot be certain that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that Servier has agreed to in the Purchase Agreement;
•time and resources, financial and otherwise, committed by our management to matters relating to the transaction could otherwise have been devoted to pursuing other beneficial opportunities;
•we may experience negative reactions from the financial markets or from our customers, suppliers, partners or employees; and
•we will generally be required to pay our expenses relating to the transaction, such as legal, accounting and financial advisory fees, whether or not the transaction is completed.
In addition, if the transaction is not completed, we could be subject to litigation related to any failure to complete the transaction or related to any enforcement proceeding commenced against us to perform our obligations under the Purchase Agreement. Any of these risks could materially and adversely impact our business, financial condition, results of operations and the trading price of shares of our common stock.
Similarly, delays in the completion of the transaction could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with delay and uncertainty about completion of the transaction and could materially and adversely impact our business, financial condition, results of operations and the trading price of shares of our common stock.
The amount of consideration we will receive in the transaction is subject to various risks and uncertainties.
In connection with the transaction, Servier will assume certain liabilities with respect to the oncology business and pay to us:
•$1.8 billion in cash upon the completion of the transaction, subject to certain adjustments for the working capital of the oncology business at the completion of the transaction and amounts for a representation and warranty insurance policy;
•$200 million in cash if, prior to January 1, 2027, vorasidenib is granted approval for an NDA from the FDA with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an IDH1 or IDH2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval);
•a royalty payment of 5% of the U.S. net sales (as defined in the Purchase Agreement) of TIBSOVO® (ivosidenib) from the completion of the transaction through loss of exclusivity of TIBSOVO®; and
•a royalty payment of 15% of the U.S. net sales (as defined in the Purchase Agreement) of vorasidenib from its first commercial sale through loss of exclusivity of vorasidenib.

The consideration described above is subject to various risks and uncertainties.
The purchase price is subject to a working capital adjustment; specifically the purchase price will increase (or decrease) based on the amount of working capital of the oncology business as of the completion of the transaction relative to a specified working capital target. It is not possible to determine with precision as of the date of this Annual Report on Form 10-K the amount of working capital the oncology business may have as of the completion of the transaction and, therefore, it is possible that the working capital adjustment may result in a meaningful reduction to the base purchase price.
In addition, whether the regulatory approval milestone will be achieved prior to January 1, 2027 is subject to various risks and uncertainties, many of which are outside of the control of the parties, including adverse clinical developments with respect to vorasidenib.
Finally, the parties cannot predict what success, if any, Servier may have in the United States with respect to sales of TIBSOVO® and vorasidenib and, therefore, the amount of royalty payments that we can expect to receive from Servier under the terms of the Purchase Agreement prior to the loss of exclusivity of these products. The royalty payments are also subject to deductions and other adjustments under the terms of the Purchase Agreement, the amounts of which are uncertain as of the date of this Annual Report on Form 10-K.
The Purchase Agreement contains provisions that limit our ability to pursue alternatives to the transaction, could discourage a third party from making a favorable alternative transaction proposal, and provide that, in specified circumstances, we would be required to pay a termination fee.
The Purchase Agreement contains provisions that make it more difficult for us to be acquired by, or enter into certain strategic transactions with (including the sale of businesses to), a third party. The Purchase Agreement contains certain provisions that restrict our ability to, among other things, solicit, initiate or knowingly encourage or knowingly facilitate, or engage in or otherwise participate in any discussions or negotiations, with respect to any alternative transaction. In addition, following receipt by us of any alternative transaction proposal that constitutes a “superior proposal,” Servier will have an opportunity to offer to modify the terms of the Purchase Agreement before our Board may withdraw, qualify or modify its recommendation with respect to the transaction in favor of such superior proposal.
These provisions could discourage a potential third-party acquiror that might have an interest in acquiring all or a significant portion of us or pursuing an alternative transaction from considering or proposing such a transaction.
In addition, either we or Servier may terminate the Purchase Agreement under certain circumstances, including if the transaction is not completed by the outside date. In certain circumstances, upon termination of the Purchase Agreement, we would be required to pay a termination fee of $45 million to Servier.
The pendency of the transaction, whether or not consummated, may adversely affect our business and operations.
The announcement and pendency of the transaction, whether or not consummated, may adversely affect the trading price of our common stock as well as our relationships with existing or potential suppliers, customers, vendors, distributors, licensors, licensees, collaboration partners and other business partners, and may have an adverse effect on our business, financial condition and results of operations. The pending transaction may cause such counterparties to seek to change existing business relationships with us or the oncology business, to forego new relationships or to enter into alternative agreements with our competitors because business partners may perceive that such new relationships are likely to be more stable.
In addition, our current and prospective employees, including of the oncology business, may feel uncertain about their roles with us or within the oncology business prior to and following the completion of transaction, which may have an adverse effect on our ability to attract or retain key management personnel or other key employees.
If key employees depart, our business, financial condition and results of operations may be adversely impacted.
The focus and attention of our management and employee resources may also be diverted from operational matters during the pendency of the transaction to focus on integration matters and the consummation of the transaction.
The parties must obtain certain regulatory approvals in order to complete the transaction; if such approvals are not obtained or are obtained with conditions, the transaction may be prevented or delayed or the anticipated benefits of the transaction could be reduced.
Completion of the transaction is conditioned upon the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. At any time before or after the transaction is completed, any of the DOJ, the FTC or U.S. state attorneys general could take action under the antitrust laws in opposition to the transaction, including seeking to enjoin completion of the transaction or condition completion of the transaction upon the divestiture of our assets, Servier or their respective subsidiaries or affiliates. Any such requirements or restrictions may prevent or delay completion of the transaction or may reduce the anticipated benefits of the transaction, which could also have an adverse effect on us, our financial condition and its results of operations.

No assurance can be given that the required regulatory approvals will be obtained or that the required conditions to closing will be satisfied, and, even if all such approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals.
Lawsuits may be filed against us challenging the transaction and an adverse ruling in any such lawsuit may prevent the transaction from being completed or from being completed within the expected time frame.
One of the conditions to the completion of the transaction is the absence of any judgment or law issued or enacted by any governmental entity of competent jurisdiction, in each case that has been entered and remains and effect that prevents, enjoins, renders illegal or prohibits the consummation of the transaction. Accordingly, if litigation is filed challenging the transaction and a plaintiff is successful in obtaining an order enjoining completion of the transaction, then such order may prevent the transaction from being completed or from being completed within the expected time frame.
We may not be able to realize the anticipated benefits of the transaction.
We may not be able to realize the anticipated benefits from the transaction, including potentially deploying the proceeds from the transaction to expand its GDD business. Our ability to realize the anticipated benefits of the transaction and the success of the remaining company is subject to various risks and uncertainties, including the possibility of adverse clinical and other developments in respect of mitapivat or other pipeline products of the GDD business, the possibility that we may not be able to successfully develop and commercialize products based on PK activation and cellular metabolism and unanticipated changes in applicable laws and regulations that may adversely affect the GDD business.
We may also face new challenges operating as a smaller company as a result of the completion of the transaction, including:
•maintaining employee morale and retaining key management and other employees;
•retaining existing business and operational relationships, including with third parties, employees and other counterparties, as may be impacted by contracts containing consent and/or other provisions that may be triggered by the transaction, or with counterparties that otherwise prefer to transact with larger companies (or will only transact with smaller companies on less favorable terms); and
•raising capital on favorable terms in debt or equity markets.
Following the transaction, we will be a smaller, less diversified company.
The transaction will result in us being a smaller, less diversified company with a more limited business concentrated on GDDs. As a result, we may be more susceptible to changing market conditions, including fluctuations and risks particular to the markets for patients with GDDs, than a more diversified company, which could adversely affect our business, financial condition and results of operations. In addition, the diversification of our revenues, costs and cash flows will diminish following the transaction, such that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments or satisfy other financial commitments may be diminished.
We will have broad discretion as to the use of the proceeds from the transaction, and may not use the proceeds effectively.
We will have broad discretion with respect to the use of proceeds of the transaction. The results and effectiveness of the use of proceeds are uncertain, and we could spend the proceeds in ways that do not improve our remaining business, financial condition or results of operations. Our failure to apply these funds effectively could have an adverse effect on its business, financial condition and results of operations.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception. We expect to incur losses in the future and may never achieve or maintain profitability.
Since inception, we have incurred significant operating losses. Our net losses were $327.4 million, $411.5 million and $346.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $1,843.5 million. To date, we have generated only modest revenue from sales of TIBSOVO® and prior to our sale to RPI of our royalty rights to IDHIFA®, royalties on sales of IDHIFA®. Other than the FDA approvals of TIBSOVO® (for the treatment of IDH1 mutant-positive adult patients with R/R AML or newly diagnosed AML who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy) and IDHIFA® (for the treatment of IDH2 mutant-positive adult patients with R/R AML), we have not obtained marketing approval for any of our product candidates, all of which are in preclinical or clinical development stages. We have financed our operations primarily through public offerings of our common stock and our collaboration agreements with Celgene and have devoted substantially all of our efforts to research and development. We expect to continue to incur significant expenses and net losses until such time as we are able to report profitable results. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that we will incur significant expenses if and as we:
•initiate and continue clinical trials for our products and product candidates;
•continue our research and preclinical development of our product candidates and seek to identify additional product candidates;
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
•add additional personnel to support our product research and development and planned future commercialization efforts and our operations;
•add equipment and physical infrastructure to support our research and development; and
•acquire or in-license other medicines and technologies.
To become and remain profitable, we must develop and eventually commercialize one or more medicines with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those medicines for which we may obtain marketing approval and satisfying any post-marketing requirements. Notwithstanding the extent to which we may succeed in any of these activities, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.
We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
We expect to incur significant expenses as we continue to advance our ongoing activities. We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2020, together with anticipated product revenue, anticipated interest income and anticipated expense reimbursements under our collaboration and license agreements, but excluding any additional program-specific milestone payments or the anticipated proceeds from the proposed sale of our oncology business to Servier, will enable us to fund our operating expenses and capital expenditure requirements to the end of 2022. Following the completion of the transaction with Servier and the subsequent shareholder returns, we expect to have sufficient capital to fund operations through major catalysts and to cash-flow positivity without the need to raise additional equity. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:
•the timing and likelihood of the closing of the sale of our oncology business to Servier and the amount of potential consideration we receive in connection with the sale;
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
•commercialization expenses relating to approved medicines;
•levels of product revenue from sales of approved medicines;
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
Until such time as we can generate positive cash flow, we expect to finance our cash needs through a combination of cash on hand, equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. We do not have any committed external source of funds, other than agreements with our collaborators, which are limited in scope and duration. To the extent that we raise additional capital from the issuances and sales of our common stock pursuant to the 2020 sales agreement or through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may require us to enter into agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.
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
Changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act, or the Tax Act, which significantly reformed the U.S. Internal Revenue Code of 1986, as amended, or the Code. The Tax Act, among other things, contained significant changes to corporate taxation.
As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020, and COVID-19 relief provisions were included in the Consolidated Appropriations Act, 2021, or CAA, which was enacted on December 27, 2020. All contain numerous tax provisions. Regulatory guidance under the Tax Act, the FFCR Act, the CARES Act, and the CAA is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the FFCR Act, the CARES Act, or the CAA.
Risks Related to the Discovery, Development, and Commercialization of our Product Candidates
If we do not successfully commercialize our approved products in indications for which they may be approved our prospects may be substantially harmed.
Until the completion of the proposed sale of our oncology business to Servier, our ability to generate product revenue from TIBSOVO® will depend heavily on our successful development and commercialization of the product.
The development and commercialization of TIBSOVO® could be unsuccessful if:
•the medical community and third-party payors no longer accept TIBSOVO® as safe, efficacious, and cost-effective;
•we fail to maintain the necessary financial resources and expertise to manufacture, market and sell TIBSOVO®;
•we fail to continue to develop and implement effective marketing, sales and distribution strategies and operations for the development and commercialization of TIBSOVO®;
•we fail to continue to develop, validate and maintain a commercially viable manufacturing process for TIBSOVO® that is compliant with current good manufacturing practices, or cGMP;
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
•we fail to gain and/or maintain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community; or,
•ivosidenib does not demonstrate acceptable safety and efficacy in current or future clinical trials, or otherwise does not meet applicable regulatory standards for approval in indications other than currently approved indications.
If we experience significant delays or an inability to successfully develop and commercialize TIBSOVO®, our business would be materially harmed.
We may not be successful in our efforts to identify or discover potential product candidates or to develop additional medicines of commercial value and we may not achieve our goals included in our strategic vision.
A key element of our strategy has been to identify and test compounds that target cellular metabolism and adjacent areas of biology in a variety of different types of hematologic malignancies, solid tumors and GDDs, as well as in immune cells for the treatment of cancer. A significant portion of the research that we are conducting involves new compounds and drug discovery methods, including our proprietary technology. The drug discovery that we are conducting using our proprietary technology may not be successful in identifying compounds in our therapeutic areas. In addition, our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:
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
If we are unable to identify suitable compounds for preclinical and clinical development, or any medicines we develop do not effectively correct metabolic pathways or alter the metabolic state of immune cells, we will not be able to achieve our strategic vision and our specific long-term goals and will not be able generate incremental product revenue in future periods, which likely would result in significant harm to our financial position and adversely impact our stock price.
The COVID-19 pandemic has and may continue to affect our ability to initiate or continue our planned, ongoing and future clinical trials, disrupt regulatory activities, disrupt our ability to maintain a commercial infrastructure for our products or have other adverse effects on our business and operations. In addition, this pandemic may continue to adversely impact economies worldwide, which could result in adverse effects on our business and operations.
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
We have faced and may continue to face disruptions in our ability to prepare and submit applications to regulatory authorities for drug approvals and to build and maintain a commercial infrastructure for our products and product candidates. For example, we plan to submit to the FDA an sNDA for TIBSOVO® for previously treated IDH1 mutant-positive cholangiocarcinoma in the first quarter of 2021, which we originally intended to submit in the fourth quarter of 2020. We may face manufacturing disruptions or disruptions related to the ability to obtain necessary institutional review board or other necessary site approvals, as well as other delays at clinical trial sites.
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
We depend heavily on the success of our clinical product candidates. Clinical trials of our product candidates may not be successful for a number of important reasons. If we or our collaborators are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
Our ability to generate product revenue will depend heavily on the successful clinical development and eventual commercialization of our current and any future product candidates.
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
Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of product development. Moreover, we, or any collaborators, may experience any of a number of possible unforeseen adverse events in connection with clinical trials, many of which are beyond our control, including:
•we, or our collaborators, may fail to demonstrate efficacy in a clinical trial or across a broad population of patients;
•it is possible that even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. For example, many compounds that initially showed promise in earlier stage testing for treating cancer, GDDs or other diseases have later been found to cause side effects that prevented further development of the compound;
•our product candidates may have undesirable side effects or other unexpected characteristics or otherwise expose participants to unacceptable health risks, causing us, our collaborators or our investigators, regulators or institutional review boards or the data safety monitoring board for such trial to halt, delay, interrupt, suspend or terminate the trials or cause us, or any collaborators, to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective;

•if our product candidates have undesirable side effects, it could result in a more restrictive label, such as the “black box” warning for differentiation syndrome on the labels for IDHIFA® and TIBSOVO®, or it could result in the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities;
•clinical trials of our product candidates may produce negative or inconclusive results, and we, or our collaborators, may decide, or regulators may require us, to conduct additional clinical trials, including testing in more subjects, or abandon product development programs;
•regulators or institutional review boards may not authorize us, our collaborators or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•we or our collaborators may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•the number of patients required for clinical trials of our product candidates may be larger than we anticipate; enrollment in these clinical trials, which may be particularly challenging for some of the orphan diseases we target in our GDD programs, may be slower than we anticipate; or participants may drop out of these clinical trials at a higher rate than we anticipate;
•third-party contractors used by us or our collaborators may fail to comply with regulatory requirements or meet their contractual obligations in a timely manner, or at all;
•significant preclinical study or clinical trial delays could shorten any periods during which we, or any collaborators, may have the exclusive right to commercialize our product candidates or allow our competitors, or the competitors of any collaborators, to bring products to market before we, or any collaborators, do;
•the cost of clinical trials of our product candidates may be greater than anticipated; and,
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate.
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
Our failure to successfully begin and complete clinical trials of our product candidates and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any of our product candidates could result in additional costs to us, or any collaborators, would impair our ability to generate revenue from product sales, regulatory and commercialization milestones and royalties and would significantly harm our business.
If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
We or our collaborators may not be able to initiate or continue clinical trials for our product candidates if we or they are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States. For example, in the first quarter of 2020, we made the decision to halt internal development of AG-636 for the treatment of hematologic malignancies, including lymphoma due to limited enrollment in our phase 1 trial in lymphoma. Furthermore, enrollment has been and may continue to be particularly challenging in light of the ongoing COVID-19 pandemic and even more so for some of the orphan diseases we target in our GDD programs. For example, due to disruptions related to the COVID-19 pandemic, we delayed our expectations for completion of enrollment of our phase 3 AGILE clinical trial and the MDS arm of our phase 1 clinical trial of ivosidenib until 2021.
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
In addition, some of our competitors may have ongoing or planned clinical trials for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For example, Daiichi Sankyo Company, Ltd., or Daiichi Sankyo, with DS-1001b, Bayer AG, or Bayer, with BAY1436032, and Forma Therapeutics Holdings, LLC, or Forma, with FT-2102, are conducting clinical trials that are targeted specifically towards patients with IDH1 mutant positive-cancers and/or include IDH mutant positive populations; Rocket Pharma LTD, or Rocket Pharma, developing a gene therapy targeting PK deficiency; Vertex is developing a gene therapy targeting SCD; Forma is developing a PKR activator for the treatment of hemolytic anemias, including PK deficiency and SCD; and IDEAYA Biosciences, Inc., or IDEAYA, is developing a MAT2A inhibitor for the treatment of MTAP-deleted cancers. Competition for eligible patients may make it particularly difficult for us to enroll enough patients to complete our clinical trials for our product candidates in a timely and cost-effective manner.
We rely on contract research organization, or CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. Our or our collaborators’ inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.
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
Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drug candidates, we believe that our success will depend, in part, on our ability to develop companion diagnostics, which are assays or tests to identify an appropriate patient population for these drug candidates. There has been limited success to date industry-wide in developing these types of companion diagnostics. To be successful, we need to address a number of scientific, technical and logistical challenges. We have little experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with any of our therapeutic product candidates that receive marketing approval. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing diagnostics, we rely and expect to continue to rely in part or in whole on third parties for their design and manufacture. We also depend on Abbott Laboratories for the development of the FDA approved diagnostic for TIBSOVO®, and may in the future depend on other third parties for the development of other companion diagnostics for our cancer therapeutic product candidates. If we or our collaborators are unable to successfully develop companion diagnostics for our therapeutic product candidates, or experience delays in doing so:
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
Our approved products, or any of our product candidates that receive marketing approval in the future, may fail to gain and/or maintain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
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
We face competition with respect to our current products and product candidates, and we and our collaborators will face competition with respect to any product candidates that we or they may seek to develop or commercialize in the future. Potential competitors include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates, such as AML, high risk myelodysplasia, PK deficiency, thalassemia and SCD. For example, BMS, Jazz Pharmaceuticals plc, AbbVie Inc. (in collaboration with Roche Holdings Inc.), Novartis International AG, or Novartis, Pfizer, Inc., or Pfizer, and Astellas Pharma Inc. are each marketing therapies to treat AML, Acceleron Pharma Inc. and bluebird bio, Inc., or bluebird, are each marketing therapies to treat beta thalassemia, Novartis and Global Blood Therapeutics are each marketing therapies to treat SCD, Rocket Pharma is conducting a clinical trial of a gene therapy targeting PK deficiency, and a number of other biotechnology companies have product candidates in clinical development in similar indications as ours. Some competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches, for example, in the area of GDDs.
We are developing most of our initial product candidates for the treatment of various types of cancer. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy, and cancer drugs are frequently prescribed off-label by healthcare professionals. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that our product candidates, if approved, will be priced at a significant premium over competitive generic products, as is the case with TIBSOVO® and IDHIFA®. This may make it difficult for us to achieve our business strategy of using our product candidates in combination with existing therapies or replacing existing therapies with our product candidates.
We are also pursuing product candidates to treat patients with GDDs. There are a variety of treatment options available, including a number of marketed enzyme replacement therapies, for treating patients with GDDs. In addition to currently marketed therapies, there are also a number of products that are either enzyme replacement therapies, gene therapies or PK activators in various stages of clinical development to treat GDDs. These products in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies or for which there are no approved treatments. As a result, they may provide significant competition for any of our product candidates for which we obtain marketing approval.
There are also a number of product candidates in preclinical or clinical development by third parties to treat hematologic malignancies, solid tumors and GDDs by targeting similar mechanisms of action as our product candidates. These companies include large pharmaceutical companies, such as Bayer, Daiichi Sankyo, Eli Lilly and Company, GlaxoSmithKline plc, and Merck, as well as biotechnology companies of various sizes, such as bluebird, Forma, IDEAYA, IMARA, Rocket Pharma, and Vertex. In addition, there are several companies developing immunotherapies, including metabolic immunotherapies, targeting cancer, including AstraZeneca plc; BeiGene, Ltd.; Bristol-Myers Squibb Company; GlaxoSmithKline plc; Genentech Inc.; and Merck. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
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
We and our collaborators face a risk of product liability exposure related to our product candidates in human clinical trials and will face an even greater risk as we or they commercially sell any medicines. If we or our collaborators cannot successfully defend ourselves or themselves against claims that our product candidates or medicines caused injuries, we or they could incur substantial costs and liabilities. Regardless of merit or eventual outcome, liability claims may also result in, among other things:
•decreased demand for any product candidates or medicines that we may develop, reputational harm and lost revenue.
Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur.
Our internal computer systems, or those of any third parties with which we contract, may fail or suffer security breaches, which could result in a material disruption of our product development programs.
Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from computer viruses, worms and other destructive or disruptive software, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber incidents by malicious third parties. Cyber incidents are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber incidents could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber incidents also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company, including personal information of our employees.
System failures, accidents, cyber incidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our clinical and commercialization activities and business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from completed or future trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and our product research, development and commercialization efforts could be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.
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
The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to EU General Data Protection Regulation, or the GDPR, which applies to all member states of the European Economic Area, or EEA. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data. The GDPR imposes significant obligations on us with respect to clinical trials conducted in the EEA. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of GDPR, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.
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
We are party to several collaboration agreements that provide for milestone payments to us based on the achievement of specified clinical development, regulatory and commercial milestones, provide us with royalty-based revenue if certain product candidates are successfully commercialized and provide for cost reimbursements of certain development activities. We cannot predict the success of these collaborations.
We may seek other collaborations for the development and commercialization of our product candidates with large and mid-size pharmaceutical companies and biotechnology companies. We face significant competition in seeking appropriate collaborators. Collaborations are complex and time-consuming to negotiate and document. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all.
If we enter into any such arrangements with collaborators, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.
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
•Collaborators may have rights that restrict us from entering into future agreements on certain terms with potential collaborators. Following the discovery phase until termination or expiration of the 2010 Agreement, either in its entirety or with respect to the relevant program, we may not directly or indirectly develop, manufacture or commercialize, outside of the collaboration, any medicine or product candidate with specified activity against any collaboration target that is within a licensed program or against any former collaboration target against which Celgene is conducting an independent program under the agreement.
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
•We may lose certain valuable rights under circumstances identified in our collaborations, if we undergo a change of control.
•Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. For example, in September 2018, we and Celgene agreed to terminate the AG-881 Agreements, as a result of which we became responsible for future development costs of vorasidenib.
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
In June 2018, we entered into the CStone Agreement, for the development and commercialization of ivosidenib, either as monotherapy or in combination with other therapies, in the CStone Territory. Until the completion of the sale of our oncology business to Servier, our ability to generate royalty and milestone revenue under the CStone Agreement is dependent on CStone’s performance of its obligations under the CStone Agreement. We cannot control the amount and timing of resources that CStone will dedicate to these efforts.
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
•There may be disputes between CStone and us, including disagreements regarding the CStone Agreement and as to future development plans, that may result in the delay of or failure to achieve developmental, regulatory and sales objectives that would result in milestone or royalty payments, the delay or termination of any future development or commercialization of ivosidenib in the CStone Territory, and/or costly litigation or arbitration that diverts our management’s attention and resources;
•CStone may fail to provide us with timely and accurate information regarding development, sales and marketing activities or supply forecasts, which could adversely impact our ability to comply with our obligations to CStone, as well as our ability to generate accurate financial forecasts;
•Business combinations, significant changes in CStone’s business strategy, or the impact of public health epidemics, such as the COVID-19 pandemic, may adversely affect CStone’s ability or resources available to perform its obligations under the CStone Agreement; and,
•During the term of the CStone Agreement, we are prohibited from developing or commercializing, in the CStone Territory and in specified indications, other compounds or products that inhibit IDH1 mutations at specified levels of binding.
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
We do not independently conduct clinical trials of any of our product candidates. We rely and expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. In addition, we currently rely and expect to continue to rely on third parties to conduct some aspects of our research and preclinical testing. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time. If any of our relationships with these third parties terminate, we may not be able to enter into similar arrangements with alternative third-parties or to do so on commercially reasonable terms. Switching or adding additional third parties involves additional cost and requires management time and focus. As a result, delays may occur in our product development activities. Although we seek to carefully manage our relationships with our CROs, we could encounter such challenges or delays that could have a material adverse impact on our business, financial condition and prospects.
Our reliance on third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our responsibility to comply with any such standards. We and these third parties are required to comply with current good clinical practices, or cGCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you a given regulatory authority will determine that any of our clinical trials comply with cGCP regulations. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a U.S. government-sponsored database, clinicaltrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
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
If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised, our clinical trials may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines.
We also rely and expect to continue to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our medicines, producing additional losses and depriving us of potential product revenue.
We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and for commercialization.
We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the materials and manufacture of our product candidates for preclinical and clinical testing and for commercial supply of any product candidate for which we or our collaborators obtain marketing approval.
Although we have long-term supply agreements in place for commercial supply of TIBSOVO® with third-party manufacturers, we may be unable to establish any further long-term supply agreements with respect to other product candidates with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
•reliance on the third party for regulatory compliance, quality assurance, environmental and safety and pharmacovigilance reporting;
•the possible breach of the manufacturing agreement by the third party; and
•the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.
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
We have been monitoring our supply chain network for any disruptions due to the COVID-19 pandemic, and our manufacturers have remained largely unaffected, with any campaign delays experienced to date being limited to a few days in duration. Although global shipping continues to be disrupted due to the pandemic, we have not yet experienced a supply impact and we have accrued additional stock of TIBSOVO® in order to further mitigate risk. If either we or any third parties on which we rely are adversely impacted by restrictions resulting from the COVID-19 pandemic, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and research and development operations.
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
The FDA, EMA and other foreign regulatory authorities have substantial discretion in the approval process. Accordingly, it is possible that the FDA or EMA may refuse to accept for substantive review any NDA, sNDA or MAA that we submit for our product candidates, or may conclude after review of our data that our marketing application is insufficient to obtain marketing approval of our product candidates. If the FDA or EMA does not accept or approve our applications for any of our product candidates, the applicable regulator may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before reconsidering our applications. Depending on the extent of these or any other FDA- or EMA-required trials or studies, approval of any marketing applications that we submit may be delayed by several years, or may require us to expend more resources than we planned. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA or EMA to approve any marketing applications. For example, Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML which it subsequently withdrew in December 2019, and we submitted an MAA to the EMA for TIBSOVO® for the treatment of adult patients with IDH1 mutant-positive R/R AML, which we subsequently withdrew in October 2020. Celgene or we may not be successful in obtaining EMA approval of IDHIFA® or TIBSOVO®, respectively, on a timely basis, or ever. We have limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process, and failure to obtain marketing approval for our products or product candidates will prevent us from commercializing the product or product candidate in the applicable jurisdictions.
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
Disruptions at the FDA and other agencies may prolong the time necessary for regulatory submissions to be reviewed and/or new drugs to be approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown were to occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. The Trump Administration also took several executive actions that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities.
If we or our collaborators experience delays in obtaining approval or if we or they fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired.
Failure to obtain marketing approval in foreign jurisdictions would prevent our medicines from being marketed in such jurisdictions and any of our medicines that are approved for marketing in such jurisdiction will be subject to risk associated with foreign operations.
In order to market and sell our medicines in the EU and many other foreign jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our medicines in any market.
Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the EU on December 31, 2020, commonly referred to as Brexit. On December 24, 2020, the United Kingdom and EU entered into a Trade and Cooperation Agreement, which sets out certain procedures for approval and recognition of medical products in each jurisdiction. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing any product candidates in the United Kingdom and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or EU for any product candidates, which could significantly and materially harm our business.
We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.
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
Moreover, even after an orphan drug is approved, the FDA can subsequently approve a different product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. The FDA may reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business.
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
Our relationships with healthcare providers, physicians and third-party payors are subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which, in the event of a violation, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
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
In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any collaborators, to profitably sell any product for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed.
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This legislation resulted in aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through 2030 under the CARES Act. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On

November 10, 2020, the Supreme Court heard oral arguments as to whether the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the ACA. A ruling by the Supreme Court is expected sometime this year.
The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. This Executive Order also directs the U.S. Department of Health and Human Services to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic. We cannot predict how federal agencies will respond to such Executive Orders.
The costs of prescription pharmaceuticals in the United States and foreign jurisdictions is subject to considerable legislative and executive actions and could impact the prices we obtain for our drug products, if and when approved.
The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States.
To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products. To those ends, President Trump issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing President Trump’s most favored nation model, but such final rule is currently subject to a nationwide preliminary injunction. It remains to be seen whether these orders and resulting regulations will remain in force during the Biden Administration. Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).
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
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. In addition, we may engage third party intermediaries to promote our clinical research activities abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities.
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
Recruiting and retaining qualified scientific, clinical, manufacturing, regulatory and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and universities and research institutions for similar personnel. Our consultants and advisors, including our scientific co-founders, who assist us in formulating our research and development and commercialization strategy may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. We also cannot be sure of the effect the announcement of our proposed sale of our oncology business to Servier will have on our ability to retain and hire key personnel. Our current and prospective employees, including of the oncology business, may feel uncertain about their roles with us or within the oncology business prior to and following the completion of transaction, which may have an adverse effect on our ability to attract or retain key management personnel or other key employees. Furthermore, the ongoing COVID-19 pandemic and our associated work from home policy may make it difficult for us to maintain our corporate culture.
We expect to continue to experience growth in the number of our employees as we expand our development, regulatory and future sales and marketing capabilities. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
The trading price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since January 1, 2015 the price of our common stock on the Nasdaq Global Select Market has ranged from $27.77 per share to $138.85 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. While the full extent of the economic impact and the duration of the

COVID-19 pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms.
The market price for our common stock may be influenced by many factors, including:
•perceived likelihood of the consummation of our proposed sale of our oncology business to Servier;
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
•sales of our common stock by us, our insiders or other stockholders, including shares issuable upon exercise of outstanding stock options and upon vesting of stock units under our stock incentive plans;
•variations in our financial results, including fluctuations in levels of sales of TIBSOVO® or results of companies that are perceived to be similar to us;
•whether an active trading market for our shares is sustained;
•changes in estimates, evaluations or recommendations by securities analysts, that cover our stock or the failure by one or more securities analysts to continue to cover our stock;
•changes in the structure of healthcare payment systems;
•the societal and economic impact of public health epidemics, such as the ongoing COVID-19 pandemic and any recession, depression or sustained market event resulting from the pandemic;
•market conditions in the pharmaceutical and biotechnology sectors;
•general economic, industry and market conditions; and
•the other factors described in this “Risk Factors” section.
In the past, following periods of volatility in the market price of a companies securities, securities class-action litigation often has been instituted against that company. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert managements attention and resources, which could seriously harm our business, financial condition, results of operations and prospects.
We also cannot guarantee that an active trading market for our shares will be sustained. An inactive trading market for our common stock may impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.
Our financial condition and operating results also may fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.
Our executive officers, directors and principal stockholders maintain the ability to significantly influence all matters submitted to stockholders for approval.
As of December 31, 2020, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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
Under Section 382 of the Code and corresponding provisions of state law, if a company undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership by certain stockholders over a three-year period, the company’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income may be limited. Our prior equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. We completed a review of our changes in ownership through December 31, 2019, and determined that we did not have a qualified ownership change since our last review as of December 31, 2018. Future ownership changes under Section 382 may limit the amount of net operating loss and tax credit carryforwards that we could potentially utilize to reduce future tax liabilities.
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
We are subject to taxation in numerous U.S. states and territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different from previous periods or our current expectations due to numerous factors, including as a result of changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors may result in tax obligations in excess of amounts accrued in our financial statements.
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
Item 3. Legal Proceedings
As of December 31, 2020, we were not a party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “AGIO” since July 24, 2013. Prior to that time, there was no public market for our common stock.
Holders
As of February 18, 2021, there were approximately 11 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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
The following graph compares the performance of our common stock to the NASDAQ Composite Index and the NASDAQ Biotechnology Index from December 31, 2015 through December 31, 2020. The comparison assumes $100 was invested after the market closed on December 31, 2015 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any repurchases of shares of our common stock during the fourth quarter of 2020.

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

Selected Consolidated Financial Data

	Years Ended December 31,
(in thousands, except shares and per share amounts)	2020	2019	2018 (1)	2017 (1)	2016 (1)
Results of Operations
Total revenue	$203,196	$117,912	$94,387	$43,011	$69,892
Total cost and expenses (3)	519,345	544,245	456,866	363,805	270,877
Loss from operations	(316,149)	(426,333)	(362,479)	(320,794)	(200,985)
Net loss	$(327,370)	$(411,472)	$(346,028)	$(314,670)	$(198,471)
Net loss per share – basic and diluted	$(4.74)	$(6.86)	$(6.03)	$(6.75)	$(5.07)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	68,997,879	59,994,539	57,418,300	46,587,631	39,126,400
Financial Position at Year End:
Cash, cash equivalents and marketable securities	$670,537	$717,806	$805,421	$567,750	$573,564
Operating lease assets (2)	84,661	93,643	—	—	—
Total assets (2)	852,952	890,741	858,457	614,397	619,094
Deferred revenue	—	61,513	92,519	163,640	190,210
Operating lease liabilities (2)	104,551	112,716	—	—	—
Total liabilities (2)	453,452	250,213	170,920	238,894	260,503
Total stockholders’ equity (2)	$399,500	$640,528	$687,537	$375,503	$358,591
(1) Amounts prior to 2018 do not reflect the impact of the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), in the first quarter of 2018 under the modified retrospective method. See Note 3. Summary of Significant Accounting Policies to the consolidated financial statements in this Annual Report on 10-K for additional information.

(2) Amounts prior to 2019 do not reflect the impact of the adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), in the first quarter of 2019 under the optional transition method. See Note 3. Summary of Significant Accounting Policies to the consolidated financial statements in this Annual Report on 10-K for additional information.

(3) Expense is net of $7,811 and $19,714 of cost reimbursement from related party for the years ended December 31, 2017 and 2016, respectively.

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
Overview
We are a biopharmaceutical company committed to transforming patients’ lives through scientific leadership in the field of cellular metabolism and adjacent areas of biology, with the goal of creating differentiated, small molecule medicines in the areas of genetically defined diseases, or GDDs, and, until the completion of the sale of our oncology business to Servier as described below, hematologic malignancies and solid tumors. To address our focus areas, we take a systems biology approach to deeply understand disease states, drive the discovery and validation of novel therapeutic targets, and define patient selection strategies, thereby increasing the probability that our experimental medicines will have the desired therapeutic effect.
Proposed Sale of Oncology Business to Servier Pharmaceuticals, LLC (Servier)
On December 20, 2020, we entered into a Purchase and Sale Agreement, or the Purchase Agreement, with Servier. The Purchase Agreement provides for the sale of our commercial, clinical and research-stage oncology portfolio assets and pipeline, or oncology business, for a payment of $1.8 billion in cash at the closing, subject to certain adjustments for working capital of the oncology business at the closing and amounts for a representation and warranty insurance policy, and a payment of $200 million in cash, if, prior to January 1, 2027, vorasidenib is granted new drug application, or NDA, approval from the U.S. Food and Drug Administration, or FDA, with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase 1 or 2, or IDH1 or IDH2, mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity of TIBSOVO® and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity of vorasidenib.
The transaction includes the proposed sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs. Servier will also acquire our co-commercialization rights for Bristol Myers Squibb’s IDHIFA®, the $25.0 million potential milestone payment, and conduct certain clinical development activities within the IDHIFA® development program.
The parties’ obligations to consummate the proposed sale are subject to customary conditions, including the approval of the sale by the holders of at least a majority of our outstanding shares of common stock, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of required regulatory approvals in Germany.
If the transaction closes, we will be a smaller, less diversified company with a more limited business concentrated on GDDs. As a result, we may be more susceptible to changing market conditions, including fluctuations and risks particular to the markets for patients with GDDs, than a more diversified company, which could adversely affect our business, financial condition and results of operations. In addition, the diversification of our revenues, costs and cash flows will diminish following the transaction, such that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments or satisfy other financial commitments may be diminished.
For more information on our proposed sale to Servier refer to "Proposed Sale of Oncology Business to Servier Pharmaceuticals, LLC (Servier)" within Item 1, Business.
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
Our other marketed product is IDHIFA® (enasidenib), an oral targeted inhibitor of the mutated isocitrate dehydrogenase 2, or IDH2 enzyme and the first and only FDA-approved therapy for patients with R/R AML and an IDH2 mutation. In August 2017, the FDA granted our collaboration partner Celgene approval of IDHIFA® for the treatment of adult patients with R/R AML and an IDH2, mutation as detected by an FDA-approved test. We were eligible to receive royalties at tiered low-double digit to mid-teen percentage rates on any net sales of IDHIFA® and have exercised our rights to provide up to one-third of the field-based commercialization efforts in the United States. In June 2018, Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML which it subsequently withdrew in December 2019. On June 11, 2020 we sold our tiered, sales-based royalty rights on worldwide net sales of IDHIFA®, as well as our rights to receive up to $55.0 million in outstanding regulatory milestone payments from Bristol Myers Squibb, or BMS, to Royalty Pharma, or RPI, for $255.0 million. In addition, we and Celgene are currently evaluating enasidenib in the clinical trials described below.
Our pre-commercial clinical cancer product candidates are vorasidenib and AG-270.
We are developing vorasidenib for the treatment of IDH mutant-positive low grade glioma. Vorasidenib is an orally available, selective brain-penetrant pan-IDH mutant inhibitor. We are currently evaluating vorasidenib in the clinical trials described below.
We are developing AG-270 for the treatment of cancers carrying a methylthioadenosine phosphorylase, or MTAP, deletion, which is present in approximately 15 percent of all cancers. AG-270 is an orally available selective potent inhibitor of methionine adenosyltransferase 2a, or MAT2A. On March 25, 2020, Celgene declined to exercise its right to opt into co-development and co-commercialization for AG-270, our MAT2A inhibitor development program, under our 2016 global research and collaboration agreement with Celgene, or the 2016 Agreement. We are currently evaluating AG-270 in a phase 1 dose-escalation and expansion trial in multiple tumor types carrying a MTAP, deletion, described below.
In the first quarter of 2020, we made the decision to cease the internal development of AG-636 for the treatment of hematologic malignancies, including lymphoma due to limited enrollment in our phase 1 trial in lymphoma. AG-636 is an inhibitor of the metabolic enzyme dihydroorotate dehydrogenase, or DHODH, licensed by us from Aurigene Discovery Technologies Limited, or Aurigene.
The lead product candidate in our genetically defined disease, or GDD, portfolio, mitapivat, is an activator of both wild-type and mutant pyruvate kinase-R, or PKR, for the potential treatment of hemolytic anemias. We are currently evaluating mitapivat for the treatment of pyruvate kinase, or PK, deficiency, thalassemia and sickle cell disease, or SCD, in the clinical trials described below. We are also developing AG-946, a next-generation PKR activator, for the potential treatment of hemolytic anemias and other indications.
In addition to the aforementioned development programs, we are seeking to advance a number of early-stage discovery programs in our focus areas of GDDs, malignant hematology and solid tumors based on our scientific leadership in the field of cellular metabolism and adjacent areas of biology.
Collaboration and License Agreements
In November 2019, the acquisition of Celgene was completed by BMS, and Celgene became a wholly-owned subsidiary. We will continue to refer to our collaboration agreements with Celgene throughout this Form 10-K as being with Celgene Corporation.
Celgene Corporation
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
In May 2016, we entered into a master research and collaboration agreement with Celgene, or the 2016 Agreement. The initial four-year research term for the 2016 Agreement expired on May 17, 2020. On March 25, 2020 Celgene declined the option to extend the research agreement. Further, on April 10, 2020 Celgene notified us that they will be declining to elect any program as a continuation program under the 2016 agreement. Celgene had designated AG-270, our inhibitor MAT2A, as a development candidate under the 2016 Agreement. On March 25, 2020, Celgene notified us of their decision to decline their option to enter into a Development & Commercialization Agreement with respect to the MAT2A program under the 2016 Agreement.
Refer to Note 13. Collaboration and License Agreements, to the consolidated financial statements in this Annual Report on Form 10-K for additional discussion of the Collaboration Agreements.
CStone Agreement
In June 2018, we entered into an exclusive license agreement with CStone Pharmaceuticals, or the CStone Agreement, for the development and commercialization of certain products containing ivosidenib in mainland China, Hong Kong, Macau, and Taiwan for therapeutic uses in humans, excluding brain cancer, unless added by us in our sole discretion. On March 2, 2020, we amended the CStone Agreement to include Singapore as part of the CStone Territory. We retain development and commercialization rights for the rest of the world. Refer to Note 13. Collaboration and License Agreements, to the consolidated financial statements in this Annual Report on Form 10-K for additional discussion of the CStone Agreement.
Financial Operations Overview
Impact of COVID-19 on our Business
The spread of SARS-CoV-2 and the resulting disease COVID-19 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020, the World Health Organization declared COVID-19 a pandemic. As of December 31, 2020, we have not experienced a significant financial or supply chain impact directly related to the pandemic but have experienced some disruptions to clinical operations, including timelines to complete patient enrollment in some of our clinical trials and delays in submission of regulatory filings, as further described below. In this time of uncertainty as a result of the COVID-19 pandemic, we are continuing to serve our customers while taking precautions to provide a safe work environment for our employees and customers. In March 2020, we established and implemented a work from home policy for our employees. In April 2020, we made internal resource allocation decisions in order to deliver on key business objectives and to increase our financial flexibility, including, pausing the development of certain preclinical research programs, delaying the start of certain longer-term clinical studies, limiting staff hiring, reducing the number of contract workers, and delaying or limiting information technology and facilities infrastructure projects. In June 2020, we implemented Phase 1 of our return to work program, which enabled all of our lab-based employees and related support personnel to return to our Cambridge office, and in September 2020 we began implementing Phase 2 of our return to work program by opening our Cambridge office to an additional, limited number of employees who prefer to work onsite. Our field-based employees engage with healthcare providers and other third parties remotely and, where local regulations allow, on a limited in-person basis. We are conducting our return to work program under strict guidelines as required by federal, state, and local authorities. We have been monitoring our supply chain network for disruptions due to the COVID-19 pandemic, and our third-party manufacturers remain largely unaffected, with any campaign delays experienced to date being limited to a few days in duration. Although global shipping continues to be disrupted due to the pandemic, we have not experienced a supply impact and have accrued additional safety stock of TIBSOVO® in order to further mitigate risk.
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
General
Since inception, our operations have primarily focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, establishing a commercial infrastructure and marketing our approved products. To date, we have financed our operations primarily through commercial sales of TIBSOVO®, funding received from our various collaboration agreements discussed above, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings.
Additionally, since inception, we have incurred significant operating losses. Our net losses were $327.4 million, $411.5 million and $346.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $1,843.5 million. We expect to continue to incur significant expenses and net losses until such time we are able to report profitable results. Our net losses may fluctuate significantly from year to year. We expect that we will continue to incur significant expenses as we continue to advance and expand clinical development activities for our lead programs: ivosidenib, vorasidenib, mitapivat, AG-270, and AG-946; continue to discover and validate novel targets and drug product candidates; expand and protect our intellectual property portfolio; and hire additional commercial, development and scientific personnel.
Revenue
Our wholly owned product, TIBSOVO®, received approval from the FDA on July 20, 2018 for the treatment of adult patients with R/R AML with susceptible IDH1 mutation. Upon FDA approval of TIBSOVO® in the U.S., we began generating product revenue from sales of TIBSOVO®. We sell TIBSOVO® to a limited number of specialty distributors and specialty pharmacy providers, or collectively, the Customers. These Customers subsequently resell TIBSOVO® to pharmacies or dispense directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of TIBSOVO®. For further discussion of our revenue recognition policy, see Note 3, Summary of Significant Accounting Polices and Note 12, Product Revenue, to the consolidated financial statements in this Annual Report on Form 10-K.
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
Cost of Sales
Cost of sales consists primarily of manufacturing costs for sales of TIBSOVO®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of TIBSOVO® recorded during the years ended December 31, 2020, 2019 and 2018, respectively, were expensed prior to July 20, 2018 and, therefore, are not included in costs of sales during the years ended December 31, 2020, 2019 or 2018, respectively.
Research and development expenses
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as our product candidate development programs progress. However, the successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development and to commercialize these product candidates. We are also unable to positively predict when future net cash inflows will commence from TIBSOVO®, vorasidenib, mitapivat, AG-270, AG-946 or any of our other product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:
•establishing an appropriate safety profile with an investigational new drug application, or IND, and/or NDA enabling toxicology and clinical trials;
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
The following summarizes our most advanced programs:
Ivosidenib (mutant IDH1 inhibitor)
Ivosidenib is an orally available, selective, potent inhibitor of the mutated IDH1 protein, making it a highly targeted therapy for the treatment of patients with cancers that harbor IDH1 mutations. We hold worldwide development and commercial rights to ivosidenib and have licensed certain development and commercialization rights to ivosidenib in mainland China, Hong Kong, Macau, Singapore, and Taiwan to CStone, pursuant to an exclusive license agreement with CStone, or the CStone Agreement, discussed more fully above. We are required to fund the future development and commercialization costs related to this program with the exception of development and commercialization activities of CStone under the CStone Agreement. Mutations in IDH1 have been identified in difficult to treat hematologic and solid tumor cancers, including AML, myelodysplastic syndromes, or MDS, cholangiocarcinoma and low grade glioma, where both the treatment options and prognosis for patients are poor.
The FDA has approved TIBSOVO® for the treatment of adult patients with R/R AML and a susceptible IDH1 mutation and for the treatment of patients with newly diagnosed AML with a susceptible IDH1 mutation as detected by an FDA-approved test who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy. In December 2018, we submitted a MAA to the EMA for TIBSOVO® for the treatment of adult patients with IDH1 mutant-positive R/R AML. In October 2020, we withdrew the MAA based on feedback from the EMA's CHMP that the available clinical data from our single arm, uncontrolled Phase 1 trial did not sufficiently support a positive benefit-risk balance for the proposed indication. The FDA granted orphan drug designation for ivosidenib for the treatment of cholangiocarcinoma, granted Breakthrough Therapy designation for ivosidenib in combination with azacitidine for the treatment of newly diagnosed AML with an IDH1 mutation in adult patients who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy, and granted Breakthrough Therapy designation for ivosidenib for the treatment of adult patients with relapsed or refractory MDS with a susceptible IDH1 mutation as detected by an FDA-approved test.
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

The trial reopened enrollment of its relapsed or refractory MDS arm and although we experienced disruptions related to the COVID-19 pandemic, we expect to complete enrollment in 2021.
Solid Tumors
•A phase 1 multicenter, open-label, dose-escalation and expansion clinical trial, designed to assess its safety, clinical activity and tolerability as a single agent in patients with advanced solid tumors with an IDH1 mutation, including glioma, cholangiocarcinoma, and chondrosarcoma. The trial has completed enrollment.
•ClarIDHy, a registration-enabling phase 3, multicenter, randomized, double-blind, placebo-controlled clinical trial of ivosidenib in previously-treated patients with nonresectable or metastatic cholangiocarcinoma with an IDH1 mutation. The trial has completed enrollment. The primary endpoint of the trial of progression-free survival was met and, although we experienced disruptions related to the COVID-19 pandemic, we expect to file an sNDA with the FDA for TIBSOVO® in cholangiocarcinoma in the first quarter of 2021.
•A phase 1 multi-center, open-label clinical trial of ivosidenib in patients with advanced IDH1 mutant-positive solid tumors, including glioma. The trial has completed enrollment.
•A perioperative study with ivosidenib and vorasidenib in low grade glioma to further investigate their effects on brain tumor tissue. The trial has completed enrollment.
Enasidenib (mutant IDH2 inhibitor)
Enasidenib is an orally available, selective, potent inhibitor of the mutated IDH2 protein, making it a highly targeted therapeutic candidate for the treatment of patients with cancers that harbor IDH2 mutations, including those with AML, who have a historically poor prognosis. The FDA has granted Celgene approval of IDHIFA® for the treatment of adult patients with R/R AML and an IDH2 mutation.
In addition to the clinical trials discussed above, enasidenib is also being evaluated by Celgene in IDHENTIFY, an international phase 3, multi-center, open-label, randomized clinical trial designed to compare the efficacy and safety of enasidenib versus conventional care regimens in patients 60 years or older with IDH2 mutant-positive AML that is refractory to or relapsed after second- or third-line therapy. This trial has completed enrollment. In August 2020, BMS announced that the trial did not meet the primary endpoint of overall survival in patients with IDH2 mutant positive AML.
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
Mitapivat: PKR activator
We are developing mitapivat for the treatment of PK deficiency and other hemolytic anemias such as thalassemia and SCD. Mitapivat is an orally available small molecule and a potent activator of the wild-type and mutated PKR enzymes. To date, we have demonstrated in clinical trials that treatment with mitapivat can lead to durable sustained increases in hemoglobin in patients with amenable mutations in the PKR gene and a statistically significant and clinically meaningful reduction in transfusion burden in regularly-transfused patients with PK deficiency, and we have observed early signs of improvements in hemoglobin in thalassemia patients who have wild-type PKR.
We have worldwide development and commercial rights to mitapivat and expect to fund the future development and commercialization costs related to this program. Mitapivat has been granted orphan drug designation for the treatment of PK deficiency by the FDA and the EMA. Additionally, mitapivat has received orphan drug designation from the FDA for the treatment of thalassemia and sickle cell disease.

We are evaluating mitapivat in the following clinical trials:
•DRIVE PK, a global phase 2, first-in-patient, open-label safety and efficacy clinical trial of mitapivat in adult, transfusion-independent patients with PK deficiency. This trial has completed enrollment.
•ACTIVATE-T, a single arm, global, pivotal trial of mitapivat in regularly-transfused patients with PK deficiency. The trial has completed enrollment. Although we experienced disruptions related to the COVID-19 pandemic, we reported in January 2021 that this trial met its primary endpoint of a statistically significant and clinically meaningful reduction in transfusion burden.
•ACTIVATE, a 1:1 randomized, placebo-controlled, global, pivotal trial of mitapivat in patients with PK deficiency who do not receive regular transfusions. The trial has completed enrollment. Although we experienced disruptions related to the COVID-19 pandemic, we reported in December 2020 that this trial met its primary endpoint of a statistically significant, sustained increase in hemoglobin compared to placebo. In addition, data from the trial demonstrated that treatment with mitapivat showed statistically significant improvement in key pre-specified secondary endpoints regarding patient reported outcomes.
•A phase 2, open-label safety and efficacy clinical trial of mitapivat in adult patients with non-transfusion-dependent α- and β-thalassemia. The trial has completed enrollment.
•In collaboration with the National Institutes of Health, or NIH, we are evaluating mitapivat in a phase 1 trial in patients with sickle cell disease pursuant to a cooperative research and development agreement. The trial is ongoing and enrolling patients, although the NIH experienced disruptions related to the COVID-19 pandemic.
We plan to submit an NDA for mitapivat in adults with PK deficiency to the FDA in the second quarter of 2021, and plan to submit an MAA for mitapivat in adults with PK deficiency to the EMA in mid-2021, with a potential 2022 commercial launch in both geographies. We will continue to grow our US commercial infrastructure and evaluate all options for the commercialization and continued development of mitapivat outside of the United States in order to maximize the benefit to patients and value to our shareholders, including through exploring potential partnership opportunities.
AG-270: Targeting MAT2A for the treatment of MTAP-deleted cancers
AG-270, an orally available selective potent inhibitor of MAT2A, is our development candidate focused on MTAP-deleted cancers. MTAP is a metabolic gene that is deleted in approximately 15 percent of all cancers. We have shown in preclinical studies that MTAP deletion predicts sensitivity to inhibition of a subset of enzymes involved in the synthesis or utilization of the methyl donor S-adenosylmethionine, or SAM. Among this subset of enzymes, we have targeted MAT2A, the enzyme responsible for the synthesis of SAM in tumor cells. On April 10, 2020 Celgene notified us that they declined to elect any program as a continuation program under the 2016 agreement. With this decision we are no longer eligible for up to $168.8 million in clinical and regulatory milestone payments under the 2016 Agreement.
We are evaluating AG-270 in a phase 1 trial in multiple tumor types carrying an MTAP deletion. The first part of the trial, was a dose-escalation of AG-270 and is complete. The next part of the trial consists of two arms evaluating AG-270 in combination with taxanes. One arm of the trial will test AG-270 in combination with docetaxel in MTAP-deleted non-small cell lung cancer and the other arm will test AG-270 in combination with nab-paclitaxel and gemcitabine in MTAP-deleted pancreatic ductal adenocarcinoma. Both combination arms are enrolling patients, although we experienced disruptions related to the COVID-19 pandemic.
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
We were evaluating AG-636, an inhibitor of DHODH, licensed to us from Aurigene in a phase 1 dose-escalation trial in subjects with advanced lymphomas. In the first quarter of 2020, we made the decision to halt internal development of AG-636, due to limited enrollment in this trial, and will continue to wind down the trial until the close of the proposed sale to Servier.
AG-946: Next-generation PKR Activator
•We are developing AG-946, a next-generation PKR activator, for the potential treatment of hemolytic anemias. We are evaluating AG-964, in a phase 1 trial of AG-946 in healthy volunteers and in patients with SCD. The trial is currently enrolling healthy volunteers, although we experienced disruptions related to the COVID-19 pandemic.

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
While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical in fully understanding and evaluating our financial condition and results of operations.
Revenue Recognition
Under Accounting Standards Codification 606, Revenue from Contracts with Customers, or ASC 606, revenue is recognized when the customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that have been determined to be within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.
This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.
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
Product Revenue
We generate product revenue from sales of TIBSOVO® to a limited number of specialty distributors and specialty pharmacy providers, or collectively, the Customers. The Customers subsequently resell TIBSOVO® to pharmacies or dispense directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of TIBSOVO®.
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
Collaboration Revenue
We apply the provisions of ASC 808, Collaborative Arrangements, when accounting for our collaboration agreements. We evaluate the presentation of amounts due from our collaborative partners associated with activities in the collaborative arrangement based on the nature of each activity. For transactions with customers, we have reported revenues and costs in accordance with ASC 606 and ASC 606-10-55-36 through 55-40, Principal versus Agent Considerations. We recognize revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that have been determined to be within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract based on the relative standalone selling prices, or SSPs, of the goods or services provided; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.
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
As part of the initial accounting for these arrangements, we must develop assumptions that require judgment to determine the SSP for each performance obligation identified in the contract. We use these key assumptions to determine the SSP, which include forecast of revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.
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
A significant portion of revenue generated from our collaboration agreements with Celgene relates to the provision of research and development services whereby revenue is recognized under an input method using the ratio of effort incurred to date compared to the total estimated effort required to complete the performance obligation. The calculation of the total estimated effort includes the total amount of forecasted costs associated with the completion of discovery, pre-clinical or clinical trials, as well as the assumed timing of these activities and estimated patient populations. Such cost estimates include forecasted direct labor and material costs, subcontractor costs, and external CRO costs.
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
The liability related to sale of future revenue and the related interest expense are based on our current estimates of future royalties expected to be paid over the life of the arrangement. We will periodically assess the expected royalty payments using forecasts from external sources. To the extent our future estimates of royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than its previous estimates, we will prospectively recognize related non-cash interest expense.
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
Results of Operations
Certain prior-year amounts have been reclassified to conform with current presentation.
Comparison of years ended December 31, 2020, 2019 and 2018
Total Revenue

(In thousands)	2020	2019	2018
Revenues:
Product revenue, net	$121,089	$59,851	$13,841
Collaboration revenue – related party	68,274	39,257	60,661
Collaboration revenue – other	3,571	8,262	12,670
Royalty revenue – related party	10,262	10,542	7,215
Total revenue	$203,196	$117,912	$94,387
Total Revenue – 2020 vs 2019 – The increase in total revenue of $85.3 million in 2020 compared to 2019 was primarily due to an increase in product revenue of $61.2 million and an increase in collaboration revenue - related party of $29.0 million. The increase in product revenue was primarily the result of increased sales volume of TIBSOVO®. The increase in collaboration revenue-related party was primarily due to our updated estimate of the future costs of research and development services to complete one of our performance obligations under the 2016 Agreement which had been recognized over time.
Total Revenue – 2019 vs 2018 – The increase in total revenue of $23.5 million in 2019 compared to 2018 was primarily due to an increase in product revenue of $46.0 million partially offset by a decrease in collaboration revenue - related party of $21.4 million. The increase in product revenue related to a full year of sales of TIBSOVO® in 2019 as compared to a partial year of sales in 2018. The decrease in collaboration revenue-related party was primarily due to the $15.0 million milestone payment related to Celgene's filing of an MAA with the EMA for IDHIFA® for IDH2 mutant-positive R/R AML in 2018.
We generate product revenue from sales of TIBSOVO® to Customers. If the proposed sale to Servier of our oncology business is completed, we will no longer sell TIBSOVO® and our product revenue will significantly decrease until such time as we commercialize another product candidate.
Under the 2010 Agreement with Celgene, we are reimbursed for costs incurred for our co-commercialization efforts and development activities. If the proposed sale to Servier of our oncology business is completed, Servier will acquire our co-commercialization right and responsibilities for BMS’s IDHIFA®, and our collaboration revenue – related party will significantly decrease. Further, the $25.0 million milestone remaining under the 2010 Agreement after the sale of our IDHIFA® royalty revenue to RPI, will be payable to Servier following the close of the proposed sale.
As partial consideration for our proposed sale to Servier, we are entitled to a royalty of 5% of U.S. net sales of TIBSOVO® from the closing through the loss of exclusivity of TIBSOVO® and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity of vorasidenib. However, we cannot predict what success, if any, Servier may have in the United States with respect to sales of TIBSOVO® and vorasidenib and, therefore, the amount of royalty payments that we can expect to receive from Servier under the terms of the Purchase Agreement prior to the loss of exclusivity of these products.
Total Operating Expenses

(In thousands)	2020	2019	2018
Cost and expenses:
Cost of sales	$2,805	$1,317	$1,397
Research and development	367,470	410,894	341,324
Selling, general and administrative	149,070	132,034	114,145
Total Operating Expenses	$519,345	$544,245	$456,866
Total Operating Expenses – 2020 vs 2019 – The decrease in total operating expenses of $24.9 million in 2020 compared to 2019 was primarily due to a decrease of $43.4 million in research and development expenses, which is described below under Research and Development Expenses, partially offset by an increase of $17.0 million in selling, general and administrative expense due to higher personnel costs, including stock-based compensation expense, related to additional hiring for our workforce. Included in selling, general and administrative expense is approximately $5.0 million in professional fees related to entering into the proposed sale transaction with Servier. In addition, our cost of sales increased moderately in 2020 as we continue to deplete our finished goods inventory that was expensed prior to receiving FDA approval of TIBSOVO®.
Total Operating Expenses – 2019 vs 2018 – The increase in total operating expenses of $87.4 million in 2019 compared to 2018 was primarily due to an increase of $69.6 million in research and development expenses, which is described below under Research and Development Expenses.
Cost of sales consists primarily of manufacturing costs for sales of TIBSOVO®. If our proposed sale of our oncology business to Servier is completed, our cost of sales will significantly decrease until such time as we commercialize another product candidate.

Research and Development Expenses
Our research and development expenses, by major program, are outlined in the table below:

(In thousands)	2020	2019	2018
IDH1 inhibitor (ivosidenib)	$51,907	$79,087	$74,600
IDH2 inhibitor (enasidenib)	1,163	3,983	4,140
Pan IDH inhibitor (vorasidenib (AG-881))	18,322	23,060	7,005
PKR activator (mitapivat)	48,669	47,481	31,254
MAT2A inhibitor (AG-270)	6,500	11,058	9,656
DHODH inhibitor (AG-636) discontinued	2,987	8,663	4,428
Next-Gen PKR activator (AG-946)	8,378	5,849	6,314
Other research and platform programs	32,979	38,208	30,193
Total direct research and development expenses	170,905	217,389	167,590
Compensation and related expenses	146,515	144,888	135,227
Facilities and IT related expenses & other	50,050	48,617	38,507
Total indirect research and development expenses	196,565	193,505	173,734
Total research and development expense	$367,470	$410,894	$341,324
Total Research and Development Expenses – 2020 vs 2019 – The decrease in research and development expenses of $43.4 million in 2020 compared to 2019 was primarily due to a $46.5 million decrease in our direct expenses. The decrease in direct expenses was primarily due to a $27.2 million decrease in ivosidenib costs, a $5.7 million decrease in AG-636 costs, and a $5.2 million decrease in other research and platform programs. The decrease in ivosidenib costs was primarily due to decreased trial activities for the ClarIDHy trial and decreased clinical costs driven by $6.5 million in milestones achieved by HOVON during the year ended December 31, 2019 for the initiation of the HO150/AMLSG29 trial. The decrease in AG-636 costs was primarily due to the decision to halt internal development of AG-636 in the first quarter of 2020 due to limited trial enrollment, and a $2.0 million milestone payment due to Aurigene upon first patient dosing within the phase 1 lymphoma trial in the second quarter of 2019. The decrease in other research and platform programs was primarily driven by planned decreased activity on various exploratory and discovery activities and a $4.0 million upfront payment for exploratory efforts in the second quarter of 2019.
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
If our proposed sale to Servier is completed, we will no longer operate the oncology business. We will be a smaller, less diversified company with a more limited business concentrated on GDDs. As a result, our direct research and development expenses for ivosidenib, enasidenib, vorasidenib, AG-270 and AG-636 will cease, and our direct research and development expenses will largely be concentrated on mitapivat and AG-946.
Interest Income and Expense

(In thousands)	2020	2019	2018
Interest income, net	$6,611	$14,861	$16,451
Non-cash interest expense for the sale of future revenue	(17,832)	—	—
Interest Income and Non-Cash Interest Expense for the Sale of Future Revenue – 2020 vs 2019 – The decrease in interest income, net in 2020 compared to 2019 is primarily attributable to the decrease in interest rates at the end of the first quarter of 2020, which reduced the interest rates earned by 0.50% to 1.50% from prior periods and the decrease in our outstanding marketable securities balance for the year ended December 31, 2020. The non-cash interest expense for the sale of future revenue in 2020 was due to the interest expense associated with the sale of future revenue to RPI recorded in the year ended December 31, 2020.
Interest Income and Expense – 2019 vs 2018 – The decrease in interest income, net in 2019 compared to 2018 is primarily driven by lower investment balances in 2019 due to lower interest earned on investments. The lower interest earned on investments in 2019 was primarily due to the amount and timing of the receipt of funds of $277.2 million in November 2019 from a follow-on common stock offering compared to $516.2 million in January 2018 from a follow-on common stock offering.
Loss from Operations and Net Loss

(In thousands)	2020	2019	2018
Loss from operations	$(316,149)	$(426,333)	$(362,479)
Net loss	(327,370)	(411,472)	(346,028)
Loss from Operations and Net Loss – 2020 vs 2019 – The decrease in loss from operations and net loss in 2020 compared to 2019 is primarily driven by higher total revenue as described above in Total Revenue and lower operating expenses as described above in Total Operating Expenses.
Loss from Operations and Net Loss – 2019 vs 2018 – The increase in loss from operations and net loss in 2019 compared to 2018 is primarily driven by higher operating expenses as described above in Total Operating Expenses.
Liquidity and Capital Resources
Sources of liquidity
Since our inception, and through December 31, 2020, we have funded our operations through upfront, milestone, extension, cost reimbursement and royalty payments related to our collaboration agreements, product sales, proceeds from the rale of our royalty rights, proceeds received from our issuance of preferred stock, our initial public offering and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings.
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
On April 30, 2020, we entered into an at-the-market sales agreement, or the 2020 sales agreement, with Cowen & Company LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million through Cowen pursuant to a universal shelf registration statement on Form S-3 filed with the SEC on April 30, 2020. As of December 31, 2020, $250.0 million in common stock remained available for future issuance under the 2020 sales agreement.
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
In December 2020, we entered into the Purchase Agreement with Servier. The base purchase price of $1.8 billion is subject to a working capital adjustment and will increase or decrease based on the amount of working capital of the oncology business as of the completion of the transaction relative to a specified working capital target. It is not possible to determine with precision the amount of working capital the oncology business may have as of the completion of the transaction. It is possible that the working capital adjustment may result in a meaningful reduction to the purchase price. Whether the regulatory approval milestone for vorasidenib will be achieved is also subject to various risks and uncertainties. The transaction includes the sale of

TIBSOVO®, a current source of our revenue, and vorasidenib. We cannot predict what success, if any, Servier may have in the United States with respect to sales of TIBSOVO® and vorasidenib and, therefore, the amount of royalty payments that we can expect to receive from Servier under the terms of the Purchase Agreement prior to the loss of exclusivity of these products.
The parties’ obligations to consummate the proposed sale are subject to customary conditions, including the approval of the sale by the holders of at least a majority of our outstanding shares of common stock, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of required regulatory approvals in Germany.
Our board of directors may cause us to terminate the Purchase Agreement in order to enter into a definitive agreement relating to a superior proposal, subject to complying with certain conditions set forth in the Purchase Agreement. If we terminate the Purchase Agreement in order to enter into definitive agreements with respect to a superior proposal, we may be required to pay to Servier a termination fee of $45 million prior to or concurrently with such termination.
Cash flows
The following table provides information regarding our cash flows for the years ended December 31, 2020, 2019 and 2018:

(In thousands)	2020	2019	2018
Net cash used in operating activities	$(290,759)	$(370,622)	$(304,421)
Net cash provided by (used in) investing activities	75,746	91,440	(273,825)
Net cash provided by financing activities	261,518	289,611	546,024
Net change in cash and cash equivalents	$46,505	$10,429	$(32,222)
Net cash used in operating activities
During the year ended December 31, 2020, we received $123.8 million from sales of TIBSOVO®, $7.9 million in royalty payments and $6.1 million in cost reimbursements related to our Collaboration Agreements with Celgene, $7.0 million in interest received, and $3.6 million in cost reimbursements related to our CStone Agreement. These amounts were offset by operating expenses driven by research and development costs described above in Research and Development Expenses and increased staffing needs due to our expanding operations. Net cash used in operating activities does not include the $5.0 million in professional fees related to entering into the proposed sale transaction with Servier in the fourth quarter of 2020.
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
Net cash provided by (used in) investing activities
The cash provided by investing activities for the year ended December 31, 2020 was primarily the result of lower purchases of marketable securities than proceeds from maturities and sales of marketable securities, offset by $14.9 million in purchases of property and equipment.
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
Net cash provided by financing activities
The cash provided by financing activities for the year ended December 31, 2020 was primarily the result of net proceeds of $250.5 million from the sale of our tiered, sales-based royalty rights on worldwide net sales of IDHIFA® (enasidenib) and our ex-US regulatory milestones to RPI in June 2020, and the $11.3 million of proceeds received from stock option exercises and purchases made pursuant to our employee stock purchase plan.
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
Funding requirements
Until the completion of the proposed sale of our oncology business to Servier, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue to commercialize TIBSOVO®, and continue the research, development and clinical trials of, and seek additional marketing approvals for, our product candidates. If we obtain additional marketing approval for any of our other product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of Celgene, CStone or other partners. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.
We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2020, together with anticipated product revenue, anticipated interest income and anticipated expense reimbursements under our collaboration and license agreements, but excluding any additional program-specific milestone payments or any proceeds from the proposed sale of our oncology business to Servier, if such sale is consummated, will enable us to fund our operating expenses and capital expenditure requirements to the end of 2022. Following the completion of the transaction with Servier and any subsequent shareholder returns, we expect to have sufficient capital to fund operations through major catalysts and to cash-flow positivity without the need to raise additional equity. Our future capital requirements will depend on many factors, including:
•the timing and likelihood of the closing of the sale of our oncology business to Servier and the amount of consideration we may receive in connection with the sale;
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
•commercialization expenses related to approved medicines;
•levels of product revenue from sales of approved medicines;
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. We do not have any committed potential external source of funds other than our collaborations, and the proposed sale of our oncology business to Servier. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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
Contractual Obligations
The following table summarizes our significant contractual obligations as of the payment due date by period at December 31, 2020:

	Payments due by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$130,649	$13,198	$34,899	$38,167	$44,385
Manufacturing arrangements	4,743	1,205	3,538	—	—
We enter into agreements in the normal course of business with CROs for clinical trials and contract manufacturing organizations, or CMOs, for supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are cancelable at any time by us, generally upon prior written notice to the vendor, and are thus not included in the contractual obligations table.
Other than the specific payments noted in the table of contractual obligations, we are obligated to make future milestone and royalty payments under our global license agreement with Aurigene, or the Aurigene Agreement. Financial terms of the Aurigene Agreement include potential future milestone payments of up to $15.0 million if we achieve certain development and regulatory milestones and low single-digit royalties on net product sales, if any. During the year ended December 31, 2019, upon initiation of the first phase 1 clinical trial for DHODH, we made a milestone payment of $2.0 million. We did not make any payments during the year ended December 31, 2020 and we do not expect to make any milestone payments during the next 12 months.
In addition, we are also party to other license agreements which include contingent payments. However, contingent payments related to these license agreements are not disclosed as the satisfaction of these contingent payments is uncertain at December 31, 2020 and, if satisfied, the timing of payment for these amounts was not reasonably estimable at December 31, 2020. Commitments related to the license agreements include contingent payments that will become payable if and when certain development, regulatory and commercial milestones are achieved. During the next 12 months, we do not expect to make milestone payments related to such license agreements.
Lastly, in connection with the proposed sale of our oncology business to Servier, if the agreement is terminated under specified conditions, we would be required to make a one-time payment of $45 million to Servier.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of December 31, 2020, we had cash, cash equivalents and marketable securities of $670.5 million, consisting primarily of investments in U.S. Treasuries, and government and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point increase in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs and CMOs that are located in Asia and Europe that are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2020 and December 31, 2019, we had minimal or no liabilities denominated in foreign currencies.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(1)   Financial Statements
The following documents are included on pages F-1 through F-39 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)   Financial Statement Schedules
Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.
(3)   Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
2.1+	Purchase and Sale Agreement, dated as of December 20, 2020, by and among the Registrant, Servier Pharmaceuticals, LLC, and, solely for purposes of guaranteeing certain obligations of the Purchaser, Servier S.A.S	8-K	001-36014	December 22, 2020	2.1
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-36014	July 30, 2013	3.1
3.2	Second Amended and Restated By-Laws	8-K	001-36014	December 19, 2018	3.1
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-189216	June 24, 2013	4.1
4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K	001-36014	February 19, 2020	4.3
10.1#	2007 Stock Incentive Plan	S-1	333-189216	June 10, 2013	10.1
10.2#	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-189216	June 10, 2013	10.2
10.3#	Form of Nonstatutory Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-189216	June 10, 2013	10.3
10.4#	2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.4
10.5#	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.5
10.6#	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.6
10.7#	2013 Employee Stock Purchase Plan	S-1	333-189216	June 24, 2013	10.7

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
10.8	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-189216	July 11, 2013	10.12
10.9#	Letter Agreement, dated as of April 1, 2014, between the Registrant and Christopher Bowden, Ph.D.	10-K	001-36014	February 26, 2016	10.13
10.10†	Discovery and Development Collaboration and License Agreement, dated as of April 14, 2010, as amended on October 3, 2011, between the Registrant and Celgene Corporation	S-1	333-189216	July 16, 2013	10.14
10.11†	Third Amendment to Discovery and Development Collaboration and License Agreement, dated July 14, 2014 between the Registrant and Celgene Corporation	10-K	001-36014	February 24, 2015	10.15
10.12	Common Stock Purchase Agreement, dated as of July 16, 2013, between the Registrant and Celgene Alpine Investment Co., LLC	S-1	333-189216	July 16, 2013	10.15
10.13	Lease, dated as of September 15, 2014, between the Registrant and Forest City 88 Sidney, LLC	8-K	001-36014	September 19, 2014	10.1
10.14	First Amendment to Lease for 88 Sidney Street, dated as of November 21, 2014, between the Registrant and Forest City 88 Sidney, LLC	8-K	001-36014	November 26, 2014	10.1
10.15#	Summary Description of Annual Cash Incentive Program	10-Q	001-36014	May 11, 2015	10.1
10.16	Second Amendment to Lease for 88 Sidney Street, dated July 20, 2015, by and between the Registrant and Forest City 88 Sidney Street, LLC	8-K	001-36014	July 23, 2015	10.1
10.17†	Collaboration and License Agreement by and between the Registrant and Celgene Corporation Re: AGI-23088 for the US Territory, dated as of April 27, 2015	10-Q	001-36014	August 7, 2015	10.1
10.18†	Collaboration and License Agreement by and between Agios International Sarl and Celgene International II Sarl Re: AGI-23088 for the ROW Territory, dated as of April 27, 2015	10-Q	001-36014	August 7, 2015	10.2
10.19#	Form of Performance Share Unit Agreement under 2013 Stock Incentive Plan	10-K	001-36014	February 26, 2016	10.25
10.20#	Severance Benefits Plan	8-K	001-36014	April 22, 2016	10.1
10.21†	Master Research and Collaboration Agreement, dated May 17, 2016, by and among the Registrant, Celgene Corporation and Celgene RIVOT Ltd.	10-Q	001-36014	August 8, 2016	10.1
10.22#	Letter Agreement between the Registrant and Andrew Hirsch, effective August 11, 2016	8-K	001-36014	August 16, 2016	99.2
10.23	Lease, dated as of November 17, 2017, between the Registrant and UP 64 Sidney Street, LLC	8-K	001-36014	November 22, 2017	10.1

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
10.24	Third Amendment to Lease for 88 Sidney Street, dated November 17, 2017, by and between the Registrant and Forest City 88 Sidney Street, LLC	8-K	001-36014	November 22, 2017	10.2
10.25	First Amendment of Lease, dated April 11, 2018, by and between UP 64 Sidney Street, LLC and Agios Pharmaceuticals. Inc.	8-K	001-36014	April 13, 2018	10.1
10.26#	Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan (for employees)	10-Q	001-36014	May 4, 2018	10.1
10.27†	License Agreement, dated June 25, 2018, by and between Agios Pharmaceuticals, Inc. and CStone Pharmaceuticals	10-Q	001-36014	August 2, 2018	10.2
10.28#	Amended and Restated Letter Agreement, dated as of August 30, 2018, between the Registrant and David P. Schenkein, M.D.	10-Q	001-36014	November 1, 2018	10.1
10.29#	Letter Agreement, dated as of August 30, 2018, between the Registrant and Jacqualyn A. Fouse, Ph.D.	10-Q	001-36014	November 1, 2018	10.2
10.30#	Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan (for directors)	10-K	001-36014	February 14, 2019	10.32
10.31	Lease, dated as of April 11, 2019, by and between the Registrant and Thirty-Eight Sidney Street Limited LLC	10-Q	001-36014	August 1, 2019	10.1
10.32	Fourth Amendment to Lease, dated as of April 11, 2019, by and between the Registrant and Forest City 88 Sidney Street, LLC	10-Q	001-36014	August 1, 2019	10.2
10.33	Third Amendment of Lease, dated as of April 11, 2019, by and between the Registrant and UP 64 Sidney Street, LLC	10-Q	001-36014	August 1, 2019	10.3
10.34#	Letter Agreement, dated as of September 17, 2019, between the Registrant and Jonathan Biller	10-K	001-36014	February 19, 2020	10.35
10.35#	Letter Agreement, dated as of October 7, between the Registrant and Bruce Car	10-Q	001-36014	April 30, 2020	10.1
10.36†	Amendment to Master Research and Collaboration Agreement, dated as of February 5, 2020, by and among the Registrant, Celgene Corporation and Celgene RIVOT Ltd	10-Q	001-36014	April 30, 2020	10.2
10.37†	Amendment I to License Agreement, dated as of March 2, 2020, by and between the Registrant and CStone Pharmaceuticals	10-Q	001-36014	April 30, 2020	10.3
10.38†	Amendment II to License Agreement, dated as of March 2, 2020, by and between the Registrant and CStone Pharmaceuticals	10-Q	001-36014	April 30, 2020	10.4
10.39	Sales Agreement, dated April 30, 2020, by and between the Registrant and Cowen and Company, LLC	S-3ASR	333-237930	April 30, 2020	1.2

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
10.40†	Royalty Purchase Agreement, dated as of June 11, 2020, by and between the Registrant and RPI 2019 Intermediate Finance Trust	10-Q	001-36014	July 30, 2020	10.2
21.1	Subsidiaries of the Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

#	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
+	Pursuant to Item 601(6)(2) of Regulation S-K, the disclosure schedules to the Purchase Agreement (identified therein) have been omitted from this Current Report on Form 8-K and will be furnished to the SEC supplementally upon request.
*	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGIOS PHARMACEUTICALS, INC.

February 25, 2021	By:	/s/ Jacqualyn A. Fouse
Jacqualyn A. Fouse, Ph.D. Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jacqualyn A. Fouse	Chief Executive Officer and Director (Principal executive officer)	February 25, 2021
Jacqualyn A. Fouse, Ph.D.
/s/ Jonathan Biller	Chief Financial Officer and Head of Legal and Corporate Affairs (Principal financial officer)	February 25, 2021
Jonathan Biller
/s/ Carman Alenson	Vice President of Accounting, Treasury and Tax (Principal accounting officer)	February 25, 2021
Carman Alenson
/s/ Paul J. Clancy	Director	February 25, 2021
Paul J. Clancy
/s/ Ian Clark	Director	February 25, 2021
Ian Clark
/s/ Kaye Foster	Director	February 25, 2021
Kaye Foster
/s/ Maykin Ho	Director	February 25, 2021
Maykin Ho, Ph.D.
/s/ John M. Maraganore	Director	February 25, 2021
John M. Maraganore, Ph.D.
/s/ David Scadden	Director	February 25, 2021
David Scadden, M.D.
/s/ David P. Schenkein	Director	February 25, 2021
David P. Schenkein, M.D.

Agios Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Agios Pharmaceuticals, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Agios Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue from contracts with customers in 2018.
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
Liability related to sale of future revenue
As described in Notes 3 and 10 to the consolidated financial statements, on June 11, 2020 the Company sold its tiered, sales-based royalty rights on worldwide net sales of IDHIFA®, as well as rights to receive up to $55 million in regulatory milestone payments from Bristol Myers Squibb to Royalty Pharma (“RPI”) for $255 million. Management accounted for the sale of future revenue to RPI as a debt financing, as the Company continues to have significant continuing involvement in the generation of the cash flows. Management applied significant judgment in determining the appropriate accounting treatment for the transaction. The liability related to sale of future revenue and the related interest expense are based on Management’s current estimates of future royalties expected to be paid over the life of the arrangement. Management periodically assesses the expected royalty payments using forecasts from external sources. The Company recognized non-cash interest expense for the sale of future revenue of $17.8 million for the year ended December 31, 2020, and the liability related to the sale of future revenue was $261.3 million as of December 31, 2020.
The principal considerations for our determination that performing procedures relating to the liability related to the sale of future revenue is a critical audit matter are the significant judgment by management in determining the appropriate accounting for the transaction and the valuation of the liability related to sale of future revenue. This in turn led to a high degree of auditor judgment, effort, and subjectivity in performing procedures and evaluating management’s determination of the accounting for the transaction and the assumption related to the current estimates of future royalties expected to be paid over the life of the arrangement.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s determination of the accounting treatment for the transaction, as well as controls over the development of the assumption related to the current estimates of future royalties expected to be paid over the life of the arrangement. These procedures also included, among others, evaluating whether the transaction has been properly accounted for in accordance with the relevant accounting standards, testing management’s process for determining the valuation of the liability related to the sale of future revenue, testing the completeness and accuracy of underlying data used in determining the valuation of the liability, and evaluating the significant assumption used by management related to the current estimate of future royalties expected to be paid over the life of the arrangement. Evaluating management’s assumption related to the current estimate of future royalties expected to be paid over the life of the arrangement involved evaluating whether the assumption used by management was reasonable considering the terms of the agreement, consistency with external market and industry data, and consistency with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 25, 2021

We have served as the Company’s auditor since 2017.

Agios Pharmaceuticals, Inc.
Consolidated Balance Sheets

(In thousands) December 31:	2020	2019
Assets
Current assets:
Cash and cash equivalents	$127,436	$80,931
Marketable securities	445,493	483,946
Accounts receivable, net	21,328	8,952
Collaboration receivable – related party	2,123	1,539
Collaboration receivable – other	1,948	1,928
Royalty receivable – related party	—	2,900
Inventory	14,698	7,331
Prepaid expenses and other current assets	23,651	24,177
Total current assets	636,677	611,704
Marketable securities	97,608	152,929
Operating lease assets	84,661	93,643
Property and equipment, net	32,291	31,472
Financing lease assets	590	993
Other non-current assets	1,125	—
Total assets	$852,952	$890,741
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,844	$21,896
Accrued expenses	60,140	53,142
Deferred revenue – related party	—	10,933
Operating lease liabilities	7,093	6,642
Financing lease liabilities	317	273
Total current liabilities	94,394	92,886
Deferred revenue, net of current portion – related party	—	50,580
Operating lease liabilities, net of current portion	97,458	106,074
Financing lease liabilities, net of current portion	331	673
Liability related to the sale of future revenue, net of debt issuance costs	261,269	—
Total liabilities	453,452	250,213
Commitments and contingent liabilities (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized and 69,293,920 and 68,401,105 shares issued and outstanding at December 31, 2020 and 2019, respectively	69	68
Additional paid-in capital	2,242,801	2,156,363
Accumulated other comprehensive income	105	202
Accumulated deficit	(1,843,475)	(1,516,105)
Total stockholders’ equity	399,500	640,528
Total liabilities and stockholders’ equity	$852,952	$890,741
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Operations

(In thousands, except share and per share data) Years Ended December 31:	2020	2019	2018
Revenues:
Product revenue, net	$121,089	$59,851	$13,841
Collaboration revenue – related party	68,274	39,257	60,661
Collaboration revenue – other	3,571	8,262	12,670
Royalty revenue – related party	10,262	10,542	7,215
Total revenue	203,196	117,912	94,387
Cost and expenses:
Cost of sales	2,805	1,317	1,397
Research and development	367,470	410,894	341,324
Selling, general and administrative	149,070	132,034	114,145
Total cost and expenses	519,345	544,245	456,866
Loss from operations	(316,149)	(426,333)	(362,479)
Interest income, net	6,611	14,861	16,451
Non-cash interest expense for the sale of future revenue	(17,832)	—	—
Net loss	$(327,370)	$(411,472)	$(346,028)
Net loss per share – basic and diluted	$(4.74)	$(6.86)	$(6.03)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	68,997,879	59,994,539	57,418,300

See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss

(In thousands) Years Ended December 31:	2020	2019	2018
Net loss	$(327,370)	$(411,472)	$(346,028)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(97)	2,373	(782)
Comprehensive loss	$(327,467)	$(409,099)	$(346,810)
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	Amount
Balance at December 31, 2017	48,826,153	$49	$1,174,904	$(1,389)	$(798,061)	$375,503
Unrealized loss on available-for-sale securities	—	—	—	(782)	—	(782)
Net loss	—	—	—	—	(346,028)	(346,028)
Adjustment to beginning accumulated deficit resulting from adoption of ASC 606	—	—	—	—	39,456	39,456
Stock-based compensation expense	—	—	73,357	—	—	73,357
Issuance of common stock under stock incentive and employee stock purchase plans	1,239,514	1	30,215	—	—	30,216
Issuance of common stock for follow-on offering	8,152,986	8	516,198	—	—	516,206
Other	—	—	(391)	—	—	(391)
Balance at December 31, 2018	58,218,653	$58	$1,794,283	$(2,171)	$(1,104,633)	$687,537
Unrealized gain on available-for-sale securities	—	—	—	2,373	—	2,373
Net loss	—	—	—	—	(411,472)	(411,472)
Stock-based compensation expense	—	—	72,373	—	—	72,373
Issuance of common stock under stock incentive and employee stock purchase plans	694,952	1	12,515	—	—	12,516
Issuance of common stock for follow-on offering	9,487,500	9	277,192	—	—	277,201
Other	—	—	—	—	—	—
Balance at December 31, 2019	68,401,105	$68	$2,156,363	$202	$(1,516,105)	$640,528
Unrealized loss on available-for-sale securities	—	—	—	(97)	—	(97)
Net loss	—	—	—	—	(327,370)	(327,370)
Stock-based compensation expense	—	—	75,122	—	—	75,122
Issuance of common stock under stock incentive and employee stock purchase plans	892,815	1	11,316	—	—	11,317
Issuance of common stock for follow-on offering	—	—	—	—	—	—
Other	—	—	—	—	—	—
Balance at December 31, 2020	69,293,920	$69	$2,242,801	$105	$(1,843,475)	$399,500
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows

(In thousands) Years Ended December 31:	2020	2019	2018
Operating activities
Net loss	$(327,370)	$(411,472)	$(346,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,984	8,087	7,172
Stock-based compensation expense	75,122	72,373	73,357
Net amortization of premium (accretion of discount) on marketable securities	3,022	(3,195)	(3,837)
Loss on disposal of property and equipment	—	1,052	20
Non-cash operating lease expense	8,982	8,532	—
Non-cash interest expense associated with the sale of future revenue	17,832	—	—
Non-cash royalty revenue	(7,294)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(12,376)	(3,876)	(5,076)
Collaboration receivable – related party	(584)	923	(14)
Collaboration receivable – other	(20)	(1,258)	(670)
Royalty receivable – related party	2,900	(666)	(1,012)
Inventory	(7,367)	(6,462)	(869)
Prepaid expenses and other current and non-current assets	(599)	(7,742)	1,148
Accounts payable	5,889	3,716	(5,488)
Accrued expenses	10,760	7,233	8,623
Deferred revenue – related party	(61,513)	(31,006)	(31,665)
Operating lease liabilities	(8,127)	(6,861)	—
Deferred rent	—	—	(82)
Net cash used in operating activities	(290,759)	(370,622)	(304,421)
Investing activities
Purchases of marketable securities	(557,030)	(488,566)	(933,320)
Proceeds from maturities and sales of marketable securities	647,685	592,177	666,481
Purchases of property and equipment	(14,909)	(12,171)	(6,986)
Net cash provided by (used in) investing activities	75,746	91,440	(273,825)
Financing activities
Payments on financing lease obligations	(336)	(113)	—
Proceeds from public offering of common stock, net of reimbursements	—	277,201	516,206
Reimbursement (payment) of public offering costs	—	—	(391)
Proceeds from the sale of future revenue, net of issuance costs	250,537	—	—
Net proceeds from stock option exercises and employee stock purchase plan	11,317	12,523	30,209
Net cash provided by financing activities	261,518	289,611	546,024
Net change in cash and cash equivalents	46,505	10,429	(32,222)
Cash and cash equivalents at beginning of the period	80,931	70,502	102,724
Cash and cash equivalents at end of the period	$127,436	$80,931	$70,502
Supplemental disclosure of non-cash investing and financing transactions:
Additions to property and equipment in accounts payable and accrued expenses	$465	$5,168	$1,106
Proceeds from stock option exercises in other current assets	$—	$—	$7
Operating lease liabilities arising from obtaining operating lease assets	$—	$42,322	$—
Financing lease liabilities arising from obtaining financing lease assets	$—	$1,052	$—
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
Note 1. Nature of Business
References to Agios
Throughout this Annual Report on Form 10-K, “the Company,” “we,” “us,” and “our,” and similar expressions, except where the context requires otherwise, refer to Agios Pharmaceuticals, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of Agios Pharmaceuticals, Inc.
Overview
We are a biopharmaceutical company committed to transforming patients’ lives through scientific leadership in the field of cellular metabolism and adjacent areas of biology, with the goal of creating differentiated, small molecule medicines in the areas of genetically defined diseases, or GDDs, and, until the completion of the sale of our oncology business to Servier as described below, hematologic malignancies and solid tumors. To address our focus areas, we take a systems biology approach to deeply understand disease states, drive the discovery and validation of novel therapeutic targets, and define patient selection strategies, thereby increasing the probability that our experimental medicines will have the desired therapeutic effect. We are located in Cambridge, Massachusetts.
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
Our other marketed product is IDHIFA® (enasidenib), an oral targeted inhibitor of the mutated isocitrate dehydrogenase 2, or IDH2 enzyme and the first and only FDA-approved therapy for patients with R/R AML and an IDH2 mutation. In August 2017, the FDA granted our collaboration partner Celgene approval of IDHIFA® for the treatment of adult patients with R/R AML and an IDH2, mutation as detected by an FDA-approved test. We were eligible to receive royalties at tiered low-double digit to mid-teen percentage rates on any net sales of IDHIFA® and have exercised our rights to provide up to one-third of the field-based commercialization efforts in the United States. In June 2018, Celgene submitted an MAA to the EMA for IDHIFA® for IDH2 mutant-positive AML which it subsequently withdrew in December 2019. On June 11, 2020 we sold our tiered, sales-based royalty rights on worldwide net sales of IDHIFA®, as well as our rights to receive up to $55.0 million in outstanding regulatory milestone payments from Bristol Myers Squibb, or BMS, to Royalty Pharma, or RPI, for $255.0 million.
Our pre-commercial clinical cancer product candidates are vorasidenib and AG-270.
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
AG-636 is an inhibitor of the metabolic enzyme dihydroorotate dehydrogenase, or DHODH. In the first quarter of 2020, we made the decision to halt internal development of AG-636, due to limited enrollment in this trial, and will continue to wind down the trial during 2021.We are currently evaluating AG-636 in the phase 1 dose-escalation trial in lymphoma.
The lead product candidate in our GDD portfolio, mitapivat, is an activator of both wild-type and mutant pyruvate kinase-R for the potential treatment of hemolytic anemias. We are currently evaluating mitapivat for the treatment of pyruvate kinase, or PK, deficiency, thalassemia and sickle cell disease, or SCD, in clinical trials. We are also developing AG-946, a next-generation PKR activator, for the potential treatment of hemolytic anemias and other indications.
In addition to the aforementioned development programs, we are seeking to advance a number of early-stage discovery programs in our focus areas of GDDs, malignant hematology and solid tumors based on our scientific leadership in the field of cellular metabolism and adjacent areas of biology.

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
Liquidity
On June 11, 2020, we sold our tiered, sales-based royalty rights on worldwide net sales of IDHIFA® (enasidenib), as well as our rights to receive up to $55.0 million in outstanding regulatory milestone payments from BMS, to RPI for $255.0 million. Under the 2010 Agreement, we remain eligible to receive a $25.0 million potential milestone payment for the enasidenib program. The potential payment is a $25.0 million milestone payment upon achievement of a specified ex-U.S. commercial milestone event, as well as reimbursement for costs incurred for our co-commercialization efforts and development activities.
On April 30, 2020, we entered into an at-the-market sales agreement, or the 2020 sales agreement, with Cowen & Company LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million through Cowen pursuant to a universal shelf registration statement on Form S-3 filed with the SEC on April 30, 2020. As of December 31, 2020, $250.0 million in common stock remained available for future issuance under the 2020 sales agreement.
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
As of December 31, 2020, we had cash, cash equivalents and marketable securities of $670.5 million. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities to be sufficient to fund current operations for at least the next twelve months from the issuance of the financial statements. If the Company is unable to raise additional funds through equity or debt financings, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.
Note 2. Proposed Sale of Oncology Business to Servier Pharmaceuticals, LLC (Servier)
On December 20, 2020, we entered into a Purchase and Sale Agreement, or the Purchase Agreement, with Servier. The Purchase Agreement provides for the sale of our commercial, clinical and research-stage oncology portfolio assets and pipeline, or oncology business, for a payment of $1.8 billion in cash at the closing, subject to certain adjustments for working capital of the oncology business at the closing and amounts for a representation and warranty insurance policy, and a payment of $200 million in cash, if, prior to January 1, 2027, vorasidenib is granted new drug application, or NDA, approval from the U.S. Food and Drug Administration, or FDA, with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase 1 or 2, or IDH1 or IDH2, mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity of TIBSOVO® and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity of vorasidenib.
The transaction includes the proposed sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs. Servier will also acquire our co-commercialization rights for Bristol Myers Squibb’s IDHIFA®, the $25.0 million potential milestone payment, and conduct certain clinical development activities within the IDHIFA® development program.
The proposed sale has been approved by our Board of Directors. The parties’ obligations to consummate the proposed sale are subject to customary conditions, including the approval of the sale by the holders of at least a majority of our outstanding shares of common stock, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of required regulatory approvals in Germany.
Subject to certain exceptions, we and Servier have agreed to use reasonable best efforts to cause the sale to be completed. The Purchase Agreement includes certain termination provisions for both Servier and us and provides that, in connection with a termination of the Purchase Agreement under specified circumstances, we may be required to pay Servier a termination fee of $45 million.
We currently expect to complete the transaction at the end of the first quarter of or in the beginning of the second quarter of 2021.
Note 3. Summary of Significant Accounting Policies
Principles of consolidation
The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries, Agios Securities Corporation, Agios International Sarl, Agios Germany GmbH, Agios Netherlands B.V., Agios Italy S.R.L., Agios France SARL, and Agios Limited. All intercompany transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP.
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
Marketable securities
Marketable securities at December 31, 2020 and 2019 consisted of investments in U.S. Treasuries, government securities and corporate debt securities. We determine the appropriate classification of the securities at the time they are acquired and evaluate the appropriateness of such classifications at each balance sheet date. We classify our marketable securities as available-for-sale pursuant to Accounting Standards Codification, or ASC, 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value. Unrealized gains are included as a component of accumulated other comprehensive income in the consolidated balance sheets and statements of stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis.
At December 31, 2020 and 2019, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of one to two years, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and therefore classified as available-for-sale.
We review marketable securities for impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive income, net of taxes. Evidence considered in this assessment includes reasons for the impairment, compliance with our investment policy, the severity of the impairment, collectibility of the security, and any adverse conditions specifically related to the security, an industry, or geographic area.

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
Our financial assets, which include cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2020 or 2019. Fair value information for these assets, including their classification in the fair value hierarchy is included in Note 4. Fair Value Measurements.
There have been no changes to the valuation methods during the years ended December 31, 2020 and 2019. We evaluate transfers between levels at the end of each reporting period.
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
We are also subject to credit risk on our receivables, including trade receivables from our customers and collaboration and royalty receivables from Celgene and CStone Pharmaceuticals, or CStone. Concentrations of credit risk with respect to receivables, which are typically unsecured, are somewhat mitigated due to the number of customers using our products. Our trade receivables arise from product sales and have standard payment terms that generally require payment within 30 to 60 days. We have evaluated the creditworthiness of our customers, including Celgene, and determined them to be creditworthy. To date we have not experienced any losses with respect to our receivables.
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
Impairment of long-lived assets
We periodically evaluate our long-lived assets for potential impairment in accordance with ASC 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on the undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. We did not recognize any impairment charges through December 31, 2020.
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
We have not entered into any material short-term leases or financing leases as of December 31, 2020.
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

The liability related to sale of future revenue and the related interest expense are based on our current estimates of future royalties expected to be paid over the life of the arrangement. We will periodically assess the expected royalty payments using forecasts from external sources. To the extent our future estimates of royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than its previous estimates, we will prospectively recognize related non-cash interest expense.
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
Collaboration revenue
We apply the provisions of ASC 808, Collaborative Arrangements, when accounting for our collaboration agreements. We evaluate the presentation of amounts due from our collaborative partners associated with activities in the collaborative arrangement based on the nature of each activity. For transactions with customers, we have reported revenues and costs in accordance with ASC 606 and ASC 606-10-55-36 through 55-40, Principal versus Agent Considerations. We recognize revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that have been determined to be within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract based on the relative standalone selling prices of the goods or services provided; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.
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
Adoption of ASC 606
We adopted ASC 606 using the modified retrospective method. Under this method, we recognized the cumulative effect of the change in the opening balance of accumulated deficit in the January 1, 2018 consolidated balance sheet.
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

Cost of Sales
Cost of sales consists primarily of manufacturing costs of TIBSOVO®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of TIBSOVO® recorded during the years ended December 31, 2020, 2019, and 2018 were expensed prior to July 20, 2018 and, therefore, are not included in costs of sales during the years ended December 31, 2020, 2019 or 2018.
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
Comprehensive income (loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances, and currently consists of net loss and unrealized gains and losses on available-for-sale securities. Accumulated other comprehensive loss consists entirely of unrealized gains and losses from available-for-sale securities as of December 31, 2020 and 2019.
Net loss per share
Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the dilutive net loss per share calculation, stock options, restricted stock units, or RSUs, performance-based stock units, or PSUs, and market-based stock units, or MSUs, for which the performance vesting conditions have been met, and employee stock purchase plan shares are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive.
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
In February 2016, the Financial Accounting Standard Board, or FASB issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842), which was codified as ASC 842, Leases, and amended through subsequent ASUs. We adopted ASC 842 effective January 1, 2019 using the optional transition method provided for under ASU 2018-11, Leases (Topic 842): Targeted Improvements, whereby we applied the new lease requirements through a cumulative-effect adjustment, which after completing our implementation analysis, resulted in no material adjustment to our January 1, 2019 beginning accumulated deficit balance. We also elected the package of practical expedients provided for under ASU 2018-11, which allows us not to reassess whether contracts are or contain leases, lease classification, and whether initial direct costs qualify for capitalization.

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
Other recent accounting pronouncements
In June 2018, the FASB issued ASU 2018-07 – Compensation-Stock Compensation (Topic 718)-Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018. The Company adopted the new standard as of January 1, 2019. There was no material impact to the Company’s consolidated financial position, results of operation, or cash flows.
In December 2019, the FASB issued ASU 2019-12 – Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The amendments in ASU 2019-12 are effective for the fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. The Company has early adopted this amendment as of January 1, 2019. There was no material impact to the Company’s consolidated financial position, results of operation, or cash flows.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The guidance is effective for fiscal years beginning after December 31, 2019, including interim periods within those years. The Company adopted this amendment as of January 1, 2020, which eliminated the concept of other-than-temporary impairments and required credit losses on debt securities to be recorded through an allowance for credit losses instead of as a reduction in the amortized cost basis of the securities. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. There was no material impact to the Company’s consolidated financial position, results of operation, or cash flows.
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

Note 4. Fair Value Measurements
The following table summarizes our cash equivalents and marketable securities measured at fair value and by level (as described in Note 3. Summary of Significant Accounting Policies) on a recurring basis as of December 31, 2020:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$69,424	$—	$—	$69,424
Total cash equivalents	69,424	—	—	69,424

Marketable securities:
U.S. Treasuries	—	128,809	—	128,809
Government securities	—	135,131	—	135,131
Corporate debt securities	—	279,161	—	279,161
Total marketable securities	—	543,101	—	543,101
Total cash equivalents and marketable securities	$69,424	$543,101	$—	$612,525
There were no transfers between Level 1 and Level 2 and we had no financial assets or liabilities that were classified as Level 3, except for the liability related to the sale of future revenue as discussed in Note 10, Sale of Future Revenue, at any point during the year ended December 31, 2020.
Note 5. Marketable Securities
Marketable securities at December 31, 2020 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$113,559	$134	$(21)	$113,672
Government securities	108,263	37	(8)	108,292
Corporate debt securities	223,461	140	(72)	223,529
Total Current	445,283	311	(101)	445,493

Non-current:
U.S. Treasuries	15,147	—	(10)	15,137
Government securities	26,831	8	—	26,839
Corporate debt securities	55,735	2	(105)	55,632
Total Non-current	97,713	10	(115)	97,608
Total marketable securities	$542,996	$321	$(216)	$543,101

Marketable securities at December 31, 2019 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$178,721	$58	$(38)	$178,741
Government securities	80,228	17	(16)	80,229
Corporate debt securities	224,928	139	(91)	224,976
Total Current	483,877	214	(145)	483,946

Non-current:
U.S. Treasuries	35,296	3	(13)	35,286
Government securities	17,587	14	(10)	17,591
Corporate debt securities	99,913	239	(100)	100,052
Total Non-current	152,796	256	(123)	152,929
Total marketable securities	$636,673	$470	$(268)	$636,875
There were no material realized gains or losses on marketable securities for the years ended December 31, 2020 and 2019.
At December 31, 2020 and 2019, we held 87 and 113 debt securities, respectfully, that were in an unrealized loss position for less than one year. We did not record an allowance for credit losses as of December 31, 2020 and December 31, 2019 related to these securities. The aggregate fair value of debt securities in an unrealized loss position at December 31, 2020 and 2019 was $299.0 million and $345.7 million, respectively. There were no individual securities that were in a significant unrealized loss position as of December 31, 2020 and 2019. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We do not consider these marketable securities to be impaired as of December 31, 2020 and 2019.
Note 6. Property and Equipment, net
Property and equipment, net consisted of the following at December 31:

(In thousands)	2020	2019
Laboratory equipment	$25,334	$23,418
Computer equipment and software	6,945	6,415
Leasehold improvements	32,568	23,879
Furniture and fixtures	3,035	2,101
Office equipment	1,651	589
Construction in progress	4,111	7,182
Total property and equipment	73,644	63,584
Less: accumulated depreciation	(41,353)	(32,112)
Total property and equipment, net	$32,291	$31,472
Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $9.4 million, $8.0 million and $7.2 million, respectively.
Note 7. Inventory
Inventory consisted of the following at December 31:

(In thousands)	2020	2019
Raw materials	$294	$180
Work-in-process	13,039	6,808
Finished goods	1,365	343
Total Inventory	$14,698	$7,331

Inventory is related to our approved product, TIBSOVO®. There were no write downs for excess and obsolete inventory during the years ended December 31, 2020, 2019 or 2018.
Note 8. Leases
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
The components of lease expense and other information related to leases were as follows:

(In millions)	2020	2019
Operating Lease Costs	$15.2	$15.1
Cash paid for amounts included in the measurement of operating lease liabilities	14.4	12.8
Rental expense under these leases, net of tenant improvement reimbursements, amounted to $11.4 million, for the year ended December 31, 2018. In addition to rent, the leases may require us to pay additional amounts for taxes, insurance, maintenance and other operating expenses.
We have not entered into any material short-term leases or financing leases as of December 31, 2020.
In arriving at the operating lease liabilities as of December 31, 2020, we applied the weighted-average incremental borrowing rate of 5.7% over a weighted-average remaining lease term of 7.2 years. In arriving at the operating lease liabilities as of December 31, 2019, we applied the weighted-average incremental borrowing rate of 5.7% over a weighted-average remaining lease term of 8.2 years.
As of December 31, 2020, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter, were as follows:

(In thousands)
2021	$13,198
2022	16,773
2023	18,126
2024	18,660
2025	19,507
Thereafter	44,385
Undiscounted minimum rental commitments	130,649
Interest	(26,098)
Total operating lease liabilities	$104,551
We provided our landlord a standby letter of credit of $2.9 million as security for our leases. We are not required to maintain any cash collateral for the standby letter of credit.

Note 9. Accrued Expenses
Accrued expenses consisted of the following at December 31:

(In thousands)	2020	2019
Accrued compensation	$26,286	$18,982
Accrued research and development costs	14,904	21,777
Accrued professional fees	3,366	8,335
Accrued revenue-related reserves and other	15,584	4,048
Total accrued expenses	$60,140	$53,142

Note 10. Sale of Future Revenue
On June 11, 2020, we sold our tiered, sales-based royalty rights on worldwide net sales of IDHIFA®, as well as our rights to receive up to $55.0 million in outstanding regulatory milestone payments from BMS, to RPI for $255.0 million. The gross proceeds of $255.0 million approximate the fair value of the liability related to the sale of future revenue based on a discounted cash flow model. The fair value for the liability related to the sale of future revenue at December 31, 2020 was based on our current estimates of future royalties expected to be paid to RPI over the remaining patent life of the product, which are considered level 3 inputs.
Under the terms of the purchase agreement with RPI, although we sold all of our rights to receive royalties on worldwide net sales of IDHIFA® and future regulatory milestone payments, we continue to co-promote IDHIFA® and are therefore involved in the generation of these royalties. Due to our continuing involvement, we will continue to account for any royalties earned as revenue. We recorded the net proceeds from this transaction as a liability related to sale of future revenue, or the Royalty Obligation, that will be amortized using the effective interest method over the remaining patent life. Significant judgment was applied in determining the appropriate accounting treatment for the transaction.
As royalties are remitted to RPI from BMS, the balance of the Royalty Obligation will be effectively repaid over the life of the BMS license agreement. In order to determine the amortization of the Royalty Obligation, we are required to estimate the total amount of future royalty payments to RPI over the life of the BMS license agreement. The $255.0 million recorded will be accreted to the total of these royalty payments as interest expense over the life of the Royalty Obligation. At December 31, 2020, our estimate of this total interest expense resulted in an effective annual interest rate of approximately 9.5%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the royalty period. We will periodically assess the estimated royalty payments to RPI from BMS and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty payments to RPI from BMS, and correspondingly, the amount of interest expense recorded by us, most of which are not within our control. Such factors include, but are not limited to, delays or discontinuation of development of enasidenib, regulatory approval, changing standards of care, the introduction of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to RPI are made in U.S. dollars (USD) while the underlying sales of enasidenib will be made in currencies other than USD, and other events or circumstances that are not currently foreseen. Changes to any of these factors could result in increases or decreases to both royalty revenues and interest expense.
The following table shows the activity of the Royalty Obligation since the transaction inception through December 31, 2020:

(in thousands)	December 31, 2020
Proceeds from the sale of future revenue	$255,000
Issuance costs	(4,463)
Non-cash royalty related to the sale of future revenue	(7,294)
Non-cash interest expense associated with the sale of future revenue	17,832
Amortization of issuance costs	194
Liability related to the sale of future revenue	$261,269
During the year ended December 31, 2020, $7.3 million of non-cash royalty revenue from net sales of IDHIFA® were recognized.

Note 11. Commitments and Contingent Liabilities
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
Note 12. Product Revenue
Upon FDA approval of TIBSOVO® in the U.S., on July 20, 2018, we began generating product revenue from sales of TIBSOVO®.

(In thousands)	2020	2019	2018
Product revenue, net	$121,089	$59,851	$13,841
The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the year ended December 31, 2020:

(In thousands)	Contractual Adjustments	Government Rebates	Returns	Total
Balance at December 31, 2019	$874	$1,124	$1,798	$3,796
Current provisions relating to sales in the current year	14,410	13,627	1,252	29,289
Adjustments relating to prior years	(3)	122	(1,404)	(1,285)
Payments/returns relating to sales in the current year	(13,112)	(2,987)	—	(16,099)
Payments/returns relating to sales in the prior years	(653)	(677)	—	(1,330)
Balance at December 31, 2020	$1,516	$11,209	$1,646	$14,371
The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the year ended December 31, 2019:

(In thousands)	Contractual Adjustments	Government Rebates	Returns	Total
Balance at December 31, 2018	$592	$325	$334	$1,251
Current provisions relating to sales in the current year	7,899	2,387	1,464	11,750
Adjustments relating to prior years	8	(41)	—	(33)
Payments/returns relating to sales in the current year	(7,027)	(1,286)	—	(8,313)
Payments/returns relating to sales in the prior years	(598)	(261)	—	(859)
Balance at December 31, 2019	$874	$1,124	$1,798	$3,796
Total revenue-related reserves for the years ended December 31, 2020 and 2019 above, included in our consolidated balance sheets, are summarized as follows:

(In thousands)	December 31, 2020	December 31, 2019
Reduction of accounts receivable	$902	$540
Component of accrued expenses	13,469	3,256
Total revenue-related reserves	$14,371	$3,796

The following table presents changes in our contract assets during the year ended December 31, 2020:

(In thousands)	December 31, 2019	Additions	Deductions	December 31, 2020
Contract assets
Accounts receivable, net (1)	$8,952	$149,207	$(136,831)	$21,328
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
Note 13. Collaboration and License Agreements
Celgene Corporation
To date, our revenue has primarily been generated from our collaboration agreements with Celgene, or collectively, the Collaboration Agreements. Celgene is a related party through ownership of our common stock. In April 2010, we entered into a discovery and development collaboration and license agreement focused on cancer metabolism, or the 2010 Agreement. The 2010 Agreement was amended in October 2011 and July 2014. On June 11, 2020, we sold our tiered, sales-based royalty rights on worldwide net sales of IDHIFA®, as well as our rights to receive up to $55.0 million in outstanding regulatory milestone payments from BMS, to RPI for $255.0 million. Under the 2010 Agreement, we are eligible to receive a $25.0 million potential milestone payment for the enasidenib program upon achievement of a specified ex-U.S. commercial milestone event, as well as reimbursement for costs incurred for our co-commercialization efforts and development activities.
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
In May 2016, we entered into a master research and collaboration agreement with Celgene, or the 2016 Agreement. The initial four-year research term for the 2016 Agreement expired on May 17, 2020. On March 25, 2020 Celgene declined the option to extend the research agreement. Further, on April 10, 2020 Celgene notified us that they declined to elect any program as a continuation program under the 2016 agreement. Celgene had designated AG-270, our inhibitor MAT2A, as a development candidate under the 2016 Agreement. On March 25, 2020, Celgene notified us of their decision to decline their option to enter into a development & commercialization agreement with respect to the MAT2A program under the 2016 Agreement.
2016 Agreement
The 2016 Agreement focused on metabolic immuno-oncology, a developing field which aims to modulate the activity of relevant immune cells by targeting critical metabolic nodes, thereby enhancing the immune mediated anti-tumor response. In addition to new programs identified under the 2016 Agreement, both parties also agreed that all future development and commercialization of two remaining cancer metabolism programs discovered under the 2010 Agreement, including AG-270, would be governed by the 2016 Agreement.
The initial four-year research term expired on May 17, 2020. On March 25, 2020 Celgene declined the option to extend the research agreement for up to two, or in specified cases, up to four additional one-year terms which would have required the payment of a $40.0 million extension fee. Further, on April 10, 2020 Celgene notified us that they declined to elect any program as a continuation program under the 2016 agreement. Celgene had designated AG-270, our inhibitor of methionine adenosyltransferase 2a, or MAT2A, as a development candidate under the 2016 Agreement. On March 25, 2020, Celgene notified us of their decision to decline their option to enter into a development & commercialization agreement with respect to the MAT2A program under the 2016 Agreement which would have required the payment of a $30.0 million fee. As a result of the decisions, the research services were fully satisfied as of May 17, 2020, no additional performance obligations remain under the 2016 Agreement and we are no longer eligible for any milestone payments for the 2016 Agreement.

During the research term of the 2016 Agreement, we conducted research programs focused on discovering compounds that are active against metabolic targets in the immuno-oncology, or IO, field. For each program under the 2016 Agreement, we could have nominated compounds that meet specified criteria as development candidates and, in limited circumstances, Celgene could also nominate compounds as development candidates for each such program. Celgene could designate the applicable program for further development following any such nomination, after which we could conduct, at our expense, additional preclinical and clinical development for such program through the completion of an initial phase 1 dose escalation study.
At the end of the research term, Celgene could designate for continued development up to three research programs for which development candidates have yet to be nominated, which are referred to as continuation programs. We could conduct further research and preclinical and clinical development activities on any continuation program, at our expense, through the completion of an initial phase 1 dose escalation study.
We granted Celgene the right to obtain exclusive options for development and commercialization rights for each program that Celgene designated for further development, and for each continuation program. Celgene could have exercised each such option beginning on the designation of a development candidate for such program (or on the designation of such program as a continuation program) which ended on the earlier of: (i) the end of a specified period after we have furnished Celgene with specified information about the initial phase 1 dose escalation study for such program, or (ii) January 1, 2030. Research programs that have applications in the inflammation or autoimmune, or I&I, field that may result from the 2016 Agreement would also subject to the exclusive options described above.
We retain rights to all program that Celgene did not designate for further development or as to which it did not exercise its option.
Under the terms of the 2016 Agreement, if Celgene had exercised their option, the parties would enter into either a co-development and co-commercialization agreement if such program is in the IO field, or a license agreement if such program is in the I&I field. Under each co-development and co-commercialization agreement, the two parties would co-develop and co-commercialize licensed products worldwide. Either we or Celgene would lead development and commercialization of licensed products for the United States, and Celgene would lead development and commercialization of licensed products outside of the United States. Depending on the country, the parties would each have the right to provide a portion of field-based marketing activities. Under each license agreement, Celgene would have the sole right to develop and commercialize licensed products worldwide.
Co-development and co-commercialization agreements
Under each co-development and co-commercialization agreement entered into under the 2016 Agreement, if Celgene had exercised their option, the parties would have split all post-option exercise worldwide development costs, subject to specified exceptions, as well as any profits from any net sales of, or commercialization losses related to, licensed products in the IO field. Celgene had the option to designate one program in the IO field as the 65/35 program, for which Celgene would be the lead party for the United States and would have a 65% profit or loss share. For programs in the IO field other than the 65/35 program, we and Celgene would alternate, on a program-by-program basis, being the lead party for the United States, with us having the right to be the lead party for the first such program, and each party will have a 50% profit or loss share. The lead party for the United States would book commercial sales of licensed products, if any, in the United States, and Celgene would book commercial sales of licensed products, if any, outside of the United States.
License agreements
Under each license agreement under the 2016 Agreement, Celgene would be responsible for all post-option exercise worldwide development and associated costs, subject to specified exceptions, as well as worldwide commercialization and associated costs, for licensed products in the I&I field.
Financial terms
Under the terms of the 2016 Agreement, we received an initial upfront payment in the amount of $200.0 million. The 2016 Agreement provided specified rights to extend the research term for up to two, or in specified cases, up to four, additional years by paying a $40.0 million per-year extension fee. On March 25, 2020, Celgene declined the option to extend the research agreement for up to two, or in specified cases, up to four additional one-year terms. Celgene was also required to pay an $8.0 million designation fee for each program that Celgene designated for further development and for each continuation program. On April 10, 2020, Celgene notified us that they declined to elect any program as a continuation program under the 2016 agreement. During the year ended December 31, 2017, we received $8.0 million from Celgene upon the designation of AG-270 as a development candidate. For each program as to which Celgene exercised its option to develop and commercialize, subject to antitrust clearance, Celgene would be required to pay an option exercise fee of at least $30.0 million for any designated development program and at least $35.0 million for any continuation programs. On March 25, 2020, Celgene notified us of their decision to decline their option to enter into a Development & Commercialization Agreement with respect to the MAT2A program under the 2016 Agreement. In certain cases, Celgene could exercise its option to develop and commercialize two early-stage I&I programs, prior to Celgene designating the program for further development, by paying an option exercise fee of $10.0 million, which was not exercised during the year ended December 31, 2020. As a result of the decisions, the research services were fully satisfied as of May 17, 2020, no additional performance obligations remain under the 2016 Agreement and we are no longer eligible for any milestone payments for the 2016 Agreement.
We were eligible to receive the following milestone-based payments associated with the 2016 Agreement:

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
Additionally, for each licensed program in the I&I field, we were eligible to receive royalties at tiered, low double-digit percentage rates on Celgene’s net sales, if any, of the applicable licensed products.
Opt-out right
Under the 2016 Agreement, we could elect to opt out of the cost and profit share under any co-development and co-commercialization agreement, subject to specified exceptions. Upon opting out, Celgene would have the sole right to develop, manufacture and commercialize the applicable licensed products throughout the world, at its cost, and we would undertake transitional activities reasonably necessary to transfer the development, manufacture and commercialization of such licensed products to Celgene, at our expense. Further, in lieu of the profit or loss sharing described above, we would be eligible to receive royalties at tiered, low double-digit percentage rates on Celgene’s net sales, if any, of the applicable licensed products. However, we would continue to be eligible to receive the developmental and regulatory milestone-based payments described above.
Termination
The term of the 2016 Agreement commenced on May 17, 2016 and expired on May 17, 2020 in its entirety. The research services were fully satisfied as of May 17, 2020, no additional performance obligations remain under the 2016 Agreement and we are no longer eligible for any milestone payments for the 2016 Agreement.
Exclusivity
While any of Celgene’s options remained available under the 2016 Agreement, subject to specified exceptions, we could not directly or indirectly develop, manufacture or commercialize, outside of the 2016 Agreement, any therapeutic modality in the IO or I&I field with specified activity against a metabolic target.
During the term of each co-development and co-commercialization agreement and license agreement, subject to specified exceptions, neither we nor Celgene could directly or indirectly develop, manufacture or commercialize outside of such agreement any therapeutic modality in any field with specified activity against the metabolic target that is the focus of the program licensed under such agreement.
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
Under the 2010 Agreement, we received royalties at tiered, low-double digit to mid-teen percentage rates on net sales of IDHIFA®.
On June 11, 2020, we sold our tiered, sales-based royalty rights on worldwide net sales of IDHIFA®, as well as our rights to receive up to $55.0 million in outstanding regulatory milestone payments from BMS, to RPI for $255.0 million. Under the 2010 Agreement, we were eligible to receive a $25.0 million potential milestone payment for the enasidenib program upon achievement of a specified ex-U.S. commercial milestone event, as well as reimbursement for costs incurred for our co-commercialization efforts and development activities.
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
In determining the appropriate amount of revenue to be recognized under ASC 606, we perform the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measured the transaction price, including the constraint on variable consideration; (iv) allocated the transaction price to the performance obligations; and (v) recognized revenue when (or as) we satisfied each performance obligation.
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
Remaining performance obligations
As of December 31, 2020, there are no remaining performance obligations under the 2016 Agreement. The research services were fully satisfied as of May 17, 2020, no additional performance obligations remain under the 2016 Agreement and we are no longer eligible for any milestone payments for the 2016 Agreement.
As of December 31, 2020, the aggregate amount of the transaction price allocated to performance obligations under the 2010 Agreement that are remaining was $3.9 million. This amount is expected to be recognized as performance obligations are satisfied through September 2023.
Revenue recognition
During the years ended December 31, we recognized the following collaboration revenue:

(In thousands)	2020	2019	2018
Services performed that were considered performance obligations upon the adoption of ASC 606
Licenses	$—	$—	$15,000
On-going research and development services	64,347	35,954	40,575
Committee participation	—	—	—
Services performed that were not considered performance obligations as of the adoption of ASC 606
Development activities	—	—	1,342
Commercialization Activities	3,927	3,303	3,744
Total collaboration revenue - related party	$68,274	$39,257	$60,661

The following table presents changes in our contract assets and liabilities during the year ended December 31, 2020:

(In thousands)	December 31, 2019	Additions	Deductions	December 31, 2020
Contract assets
Collaboration receivable – related party (1)	$1,539	$5,610	$(6,141)	$1,008
Unbilled receivable – related party (2)	—	1,821	(706)	1,115
Royalty receivable – related party (3)	2,900	5,015	(7,915)	—
Contract liabilities
Deferred revenue – related party, current and non-current portions (4)	61,513	2,421	(63,934)	—
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

During the years ended December 31, 2020, 2019 and 2018, we recognized the following as revenue due to changes in the contract liability balances:

(In thousands)	2020	2019	2018
Amounts included in the contract liability at the beginning of the period	$61,513	$31,605	$37,590
Performance obligations satisfied in previous periods	—	—	469
Royalty revenue
During the years ended December 31, 2020, 2019 and 2018, we recognized the following as royalty revenue:

(In thousands)	2020	2019	2018
Royalty revenue – related party	$10,262	$10,542	$7,215
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
During the years ended December 31, 2020, and 2019 we did not receive any milestone payments related to our Collaboration Agreements, and all variable consideration relating to the remaining development, regulatory and sales-based milestones that can be earned under the terms of the 2010 Agreement remain fully constrained. On June 11, 2020, we sold our tiered, sales-based royalty rights on worldwide net sales of IDHIFA®, as well as our rights to receive up to $55.0 million in outstanding regulatory milestone payments from BMS, to RPI for $255.0 million. For further discussion of the sale of future revenue, refer to Note 10, Sale of Future Revenue.
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
The next potential milestone expected to be achieved under our 2010 Agreement is the achievement of a specified ex-U.S. commercial milestone event. Achievement of this event will result in a milestone payment of $25.0 million under the 2010 Agreement. We remain eligible to receive this milestone payment under our purchase agreement with RPI.
CStone Pharmaceuticals
In June 2018, we entered into an exclusive license agreement with CStone, or the CStone Agreement, to grant CStone specified intellectual property licenses to enable CStone to develop and commercialize certain products containing ivosidenib in mainland China, Hong Kong, Macau, Singapore, and Taiwan, or the CStone Territory. We retain development and commercialization rights for the rest of the world. On March 2, 2020, we amended the CStone Agreement to include Singapore as part of the CStone Territory. Pursuant to the CStone Agreement, CStone will initially be responsible for the development and commercialization of ivosidenib in AML, cholangiocarcinoma, and, at our discretion, brain cancer indications.
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
During the term of the CStone Agreement, each party and its affiliates are prohibited from developing or commercializing any other compound or product that inhibits IDH1 mutations at specified levels of binding, in the case of CStone, anywhere in the world, and in our case, in the CStone Territory.
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
As of December 31, 2020, the aggregate amount of the transaction price allocated to performance obligations that are partially unsatisfied was $0.5 million. This amount is expected to be recognized as performance obligations are satisfied through September 2021.
Revenue recognition
During the years ended December 31, we recognized the following collaboration revenue:

(In thousands)	2020	2019	2018
Services performed that were considered performance obligations upon contract inception
Licenses	$—	$5,000	$12,440
Other services	192	235	—
Services performed that were not considered performance obligations upon contract inception
Other services	3,379	3,027	230
Total collaboration revenue – other	$3,571	$8,262	$12,670
The following table presents changes in our contract assets during the year ended December 31, 2020:

(In thousands)	December 31, 2019	Additions	Deductions	December 31 2020
Contract assets
Collaboration receivable – other (1)	$1,928	$3,571	$(3,551)	$1,948
(1) Additions to contract assets relate to receivables from CStone and deductions to contract assets relate to collection of receivables during the reporting period.
The following table presents changes in our contract assets during the year ended December 31, 2019:

(In thousands)	December 31 2018	Additions	Deductions	December 31, 2019
Contract assets
Collaboration receivable – other (1)	$670	$8,262	$(7,004)	$1,928
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
Milestone revenue (variable consideration)
During the year ended December 31, 2020, no milestone payments were received. During the year ended December 31, 2019, upon the dosing of the first patient in a local study in a hematological indication in mainland China, we earned and received a milestone payment of $5.0 million, which was recognized as collaboration revenue.
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
Milestone payments
During the year ended December 31, 2020, no milestone payments were made. During the year ended December 31, 2019, we achieved the milestone relating to the initiation of the first phase 1 clinical trial for DHODH, and we made a payment of $2.0 million. During the year ended December 31, 2018, no milestone payments were made.
Note 14. Common Stock
We are authorized to issue 125,000,000 shares of our common stock. Holders of common stock are entitled to one vote per share. Additionally, holders of common stock are entitled to receive dividends, if and when declared by our board of directors, and to share ratably in our assets legally available for distribution to our shareholders in the event of liquidation.
Note 15. Share-Based Payments
Stock incentive plans
In June 2013, our Board of Directors adopted and, in July 2013 our stockholders approved, the 2013 Stock Incentive Plan, or the 2013 Plan. The 2013 Plan became effective upon the closing of our initial public offering and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, RSUs, PSUs, and other stock-based awards to employees, non-employees and non-employee directors. Following the adoption of the 2013 Plan, we granted no further stock options or other awards under the 2007 Stock Incentive Plan, or the 2007 Plan. Any options or awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remain outstanding and effective. As of December 31, 2020, the total number of shares reserved under the 2007 Plan and the 2013 Plan are 10,584,232, and we had 2,971,884 shares available for future issuance under the 2013 Plan.
The 2013 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2014 and continuing until the expiration of the 2013 Plan, equal to the lesser of (i) 2,000,000 shares of common stock, (ii) 4% of the outstanding shares of common stock on such date or (iii) an amount determined by our Board of Directors. On January 1, 2021, the annual increase for the 2013 Plan resulted in an additional 2,000,000 shares authorized for issuance.

Stock options
The following table summarizes the stock option activity of all stock incentive plans for the year ended December 31, 2020:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	6,201,485	$58.61	7.09	$28,528
Granted	1,004,145	49.42
Exercised	(360,822)	20.19
Forfeited/Expired	(701,762)	66.48
Outstanding at December 31, 2020	6,143,046	$58.46	6.68	$13,714
Exercisable at December 31, 2020	4,117,900	$60.62	5.78	$11,791
Vested and expected to vest at December 31, 2020	6,143,046	$58.46	6.68	$13,714
The weighted-average grant date fair value of options granted was $32.10, $36.44 and $53.22 during the years ended December 31, 2020, 2019 and 2018, respectively. The total intrinsic value of options exercised was $10.4 million, $6.4 million and $65.1 million during the years ended December 31, 2020, 2019 and 2018, respectively.
At December 31, 2020, the total unrecognized compensation expense related to unvested stock option awards was $65.3 million, which we expect to recognize over a weighted-average period of approximately 2.26 years.
Restricted stock units
Upon vesting, each RSU entitles the holder to receive a specified number of shares of our common stock. The following table presents RSU activity for the year ended December 31, 2020:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2019	766,953	$63.44
Granted	1,040,515	48.39
Vested	(332,780)	68.91
Forfeited	(190,310)	57.04
Unvested shares at December 31, 2020	1,284,378	$50.78
As of December 31, 2020, there was approximately $41.1 million of total unrecognized compensation expense related to RSUs, which we expect to be recognized over a weighted-average period of 1.80 years.
Performance-based stock units
At the achievement of the performance-based and service-based vesting criteria, each PSU entitles the holder to receive a specified number of shares of our common stock. The following table presents PSU activity for the year ended December 31, 2020:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2019	218,143	$55.64
Granted	20,622	48.49
Vested	(78,920)	54.82
Forfeited	(17,616)	61.93
Unvested shares at December 31, 2020	142,229	$54.28
Stock-based compensation expense associated with these PSUs is recognized if the underlying performance condition is considered probable of achievement using our management’s best estimates. As of December 31, 2020, there was no unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered probable of achievement that we expect to recognize. There is $5.9 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered not probable of achievement.
Market-based stock units
The Company has issued certain equity awards that contain market based vesting conditions, in which shares of stock are earned at vesting based on stock price performance. The fair value of MSUs are estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the market condition. The following table presents MSU activity for the year ended December 31, 2020:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2019	42,695	$41.50
Granted	—	—
Unvested shares at December 31, 2020	42,695	$41.50
As of December 31, 2020, there was no remaining unrecognized compensation expense related to MSUs.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. We issued 120,293 shares and 77,981 shares during the years ended December 31, 2020 and 2019, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 836,363 shares of our common stock. As of December 31, 2020, we had 471,353 shares available for future issuance under the 2013 ESPP. On January 1, 2021, the annual increase for the 2013 ESPP resulted in an additional 509,091 shares authorized for issuance.
Stock-based compensation expense
During the years ended December 31, 2020, 2019 and 2018, we recorded stock-based compensation expense for employee and non-employee stock options, RSUs, PSUs, ESPP shares and other stock-based awards. Stock-based compensation expense by award type included within the consolidated statements of operations is as follows:

(In thousands)	2020	2019	2018
Stock options	$44,942	$48,219	$51,460
Restricted stock units	26,070	19,079	12,032
Performance-based stock units	1,866	2,647	8,717
Employee Stock Purchase Plan	1,463	1,437	1,148
Other stock awards	781	991	—
Total stock-based compensation expense	$75,122	$72,373	$73,357
Expenses related to equity-based awards were allocated as follows in the consolidated statements of operations:

(In thousands)	2020	2019	2018
Research and development expense	$37,147	$39,029	$41,982
Selling, general and administrative expense	37,975	33,344	31,375
Total stock-based compensation expense	$75,122	$72,373	$73,357
No related tax benefits were recognized for the years ended December 31, 2020, 2019 and 2018.

The fair value of each stock option granted to employees and nonemployees is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used in calculating the grant date fair value of the awards:

	2020	2019	2018
Risk-free interest rate	1.24%	2.32%	2.71%
Expected dividend yield	—	—	—
Expected term (in years)	6.05	6.06	6.06
Expected volatility	73.80%	76.19%	76.62%
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
Forfeitures
We account for forfeitures as they occur and, therefore, do not estimate forfeitures.
Note 16. Income Taxes
The domestic and foreign components of loss before income taxes are as follows:

(In thousands)	2020	2019	2018
Domestic	$(328,813)	$(432,535)	$(311,159)
Foreign	1,364	21,063	(34,869)
Total	$(327,449)	$(411,472)	$(346,028)
We did not have any material provision for income taxes for the years ended December 31, 2020, 2019 and 2018.

A reconciliation of the expected income tax benefit (expense) computed using the federal statutory income tax rate to our effective income tax rate is as follows for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Income tax benefit computed at federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.5%	2.8%	0.8%
Change in valuation allowance	(28.3)%	(27.2)%	(28.4)%
General business credits and other credits	7.0%	5.0%	5.7%
Permanent differences and other adjustments	(1.6)%	(1.3)%	(0.7)%
Stock based compensation	(0.6)%	(0.6)%	2.2%
Foreign rate differential	—%	0.3%	(0.6)%
Total	—%	—%	—%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for the years ended December 31, 2020 and 2019 are as follows:

(In thousands)	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$310,841	$294,614
Deferred revenue	—	14,372
Tax credit carryforwards	163,589	141,219
Purchased intangible assets	13,543	14,479
Stock-based compensation	34,284	30,861
Operating lease liability	25,085	27,173
Non-deductible accruals and reserves, including inventory	12,730	4,729
RPI Royalty Sale	58,048	—
Other	1,230	—
Total deferred tax assets	619,350	527,447
Depreciation and amortization	(4,002)	(2,613)
Operating lease right of use asset	(20,596)	(22,625)
Less: valuation allowance	(594,752)	(502,209)
Net deferred taxes	$—	$—
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to: increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. The tax law changes in the Act did not have a material impact on the Company’s income tax provision.
As of December 31, 2020, we had net operating loss carryforwards, or NOLs, available to reduce federal, state and foreign income taxes of approximately $1,201.6 million, $906.0 million and $67.0 million, respectively. If not utilized, these NOLs begin to expire in 2033 (for pre-2018 NOLs), 2032 and 2024, respectively. Approximately $738.2 million of federal NOLs can be carried forward indefinitely. At December 31, 2020, we also had available research and development tax credits for federal and state income tax purposes of approximately $36.9 million and $18.4 million, respectively. If not utilized, the credits begin to expire in 2027 for both federal and state income tax purposes, respectively. We engaged in clinical testing activities and incurred expenses that qualify for the federal orphan drug tax credit. At December 31, 2020, we had available orphan drug tax credits for federal purposes only of approximately $111.5 million. If not utilized, the orphan drug credits begin to expire in 2035.
As provided by Section 382 of the Internal Revenue Code of 1986, or Section 382, and similar state provisions, utilization of NOLs and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations that have previously occurred or that could occur in the future. Ownership changes may limit the amount of NOLs and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of five percent stockholders in the stock of a corporation by more than 50 percent in the aggregate over a three year period. We completed a review of our changes in ownership through December 31, 2020 and determined that transactions have resulted in no ownership changes during the year ended December 31, 2020, as defined by Section 382. The impact of the historical ownership changes has been reflected in our deferred tax assets in the table above.
As required by ASC 740, we have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on the weight of available evidence, both positive and negative, we recorded a valuation allowance of $594.8 million and $502.2 million as of December 31, 2020 and December 31, 2019, respectively, because we have determined that it is more likely than not that these assets will not be fully realized.
The following table presents our change in valuation allowance for the years ended December 31, 2020 and, 2019:

(in thousands)	2020	2019
Valuation allowance at the beginning of the year	$502,209	$390,753
Increase for the current period	92,543	111,456
Valuation allowance at the end of the year	$594,752	$502,209
As of December 31, 2020, the unremitted earnings of our foreign subsidiaries are not material. We have not provided for U.S. income taxes or foreign withholding taxes on these earnings as it is our current intention to permanently reinvest these earnings outside the U.S. The tax liability on these earnings is also not material. Events that could trigger a tax liability include, but are not limited to, distributions, reorganizations or restructurings and/or tax law changes.
We apply the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. Our reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by us in our tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit.
The following table presents our unrecognized tax benefits activity for the years ended December 31, 2020 and 2019:

(In thousands)	2020	2019
Unrecognized tax benefits at the beginning of the year	$17,460	$14,288
Gross increases - current period tax positions	3,671	3,172
Unrecognized tax benefits at the end of the year	$21,131	$17,460
We will recognize interest and penalties related to uncertain tax positions above the line as an expense to continuing operations. As of December 31, 2020 and 2019, we had no accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized. If all of the Company’s unrecognized tax benefits as of December 31, 2020 were to become recognizable in the future, we would record a $21.1 million of unrecognized tax benefits. Upon close of the proposed sale to Servier, we will evaluate the tax impact of the transaction. The uncertain tax position does not impact our effective income tax rate due to the full valuation allowance.
We are subject to taxation in the United States, Switzerland, Netherlands, Germany, Italy and France. The statute of limitations for assessment by the IRS and state tax authorities is open for tax years ending December 31, 2020, 2019, 2018, and 2017, although carryforward attributes that were generated for tax years prior to 2017 may still be adjusted upon examination by the IRS or state tax authorities if they either have been, or will be, used in a future period. The statute of limitations for assessment in Switzerland remains open for tax year ending December 31, 2020, 2019, 2018, and 2017. The Company’s subsidiaries in the Netherlands and Germany were incorporated in 2019 and therefore the statute of limitations for assessment that remain open in these jurisdictions are for the tax year ending December 31, 2020 and 2019. The Company’s subsidiaries in the Italy and France were incorporated in 2020 and therefore the statute of limitations for assessment that remain open in these jurisdictions are for the tax year ending December 31, 2020. There are currently no federal, state or foreign audits in progress.
Note 17. Defined Contribution Benefit Plan
We sponsor a 401(k) retirement plan, in which substantially all of our full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. We will make matching contributions equal to 100% of the employee’s contributions, subject to a maximum of 4% of eligible compensation.

Note 18. Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net loss per share calculation, stock options, RSUs, PSUs and MSUs for which the performance and market vesting conditions, respectively, have been deemed probable, and 2013 ESPP shares are considered to be common stock equivalents, while PSUs and MSUs with performance and market vesting conditions, respectively, that were not deemed probable as of December 31, 2020 are not considered to be common stock equivalents.
Since we had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share was the same for the years ended December 31, 2020, 2019 and 2018.
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Years ended December 31,
	2020	2019	2018
Stock options	6,143,046	6,201,485	5,416,069
Restricted stock units	1,284,378	766,953	532,144
Performance-based stock units	—	72,046	169,031
Employee Stock Purchase Plan shares	46,439	49,418	32,304
Total	7,473,863	7,089,902	6,149,548

Note 19. Selected Quarterly Financial Data (Unaudited)
The following table contains quarterly financial information for 2020 and 2019:

2020 (in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$87,098	$37,347	$34,706	$44,045
Loss from operations	(43,192)	(90,196)	(90,327)	(92,434)
Net loss	(40,256)	(90,478)	(98,979)	(97,657)
Net loss per share – basic and diluted	(0.59)	(1.31)	(1.43)	(1.41)

2019 (in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$30,227	$26,221	$26,024	$35,440
Loss from operations	(97,483)	(113,861)	(109,060)	(105,929)
Net loss	(93,078)	(109,871)	(106,173)	(102,350)
Net loss per share – basic and diluted	(1.59)	(1.87)	(1.81)	(1.60)