Form 10-Q
period 2021-03-31
AGIOS PHARMACEUTICALS, INC.
filed 2021-04-29
CIK 1439222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 23, 2021: 69,937,607

AGIOS PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)
AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,888,025	$127,436
Marketable securities	447,578	445,493
Prepaid expenses and other current assets	19,511	15,889
Current assets of discontinued operations	—	47,859
Total current assets	2,355,114	636,677
Marketable securities	21,598	97,608
Operating lease assets	82,244	84,661
Property and equipment, net	28,976	30,815
Financing lease assets	502	590
Non-current assets of discontinued operations	—	2,601
Total assets	$2,488,434	$852,952
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$51,224	$17,724
Accrued expenses	23,601	30,801
Operating lease liabilities	7,988	7,093
Financing lease liabilities	321	317
Taxes payable	13,370	—
Current liabilities of discontinued operations	—	38,459
Total current liabilities	96,504	94,394
Operating lease liabilities, net of current portion	95,052	97,458
Financing lease liabilities, net of current portion	248	331
Non-current liabilities of discontinued operations	—	261,269
Total liabilities	191,804	453,452
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 69,812,205 and 69,293,920 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	70	69
Additional paid-in capital	2,265,713	2,242,801
Accumulated other comprehensive (loss) income	(3)	105
Retained earnings (Accumulated deficit)	30,850	(1,843,475)
Total stockholders’ equity	2,296,630	399,500
Total liabilities and stockholders’ equity	$2,488,434	$852,952
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2021	2020
Cost and expenses:
Research and development	$57,667	$55,358
Selling, general and administrative	33,550	31,672
Total cost and expenses	91,217	87,030
Loss from operations	(91,217)	(87,030)
Interest income, net	340	2,936
Net loss from continuing operations	(90,877)	(84,094)
Net income from discontinued operations, net of tax	1,965,202	43,838
Net income (loss)	$1,874,325	$(40,256)
Net loss from continuing operations per share - basic and diluted	$(1.31)	$(1.23)
Net income from discontinued operations per share - basic and diluted	$28.26	$0.64
Net income (loss) per share - basic and diluted	$26.95	$(0.59)
Weighted-average number of common shares used in computing net income (loss) per share from continuing operations and discontinued operations and net income (loss) per share – basic and diluted	69,543,510	68,608,279

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Net income (loss)	$1,874,325	$(40,256)
Other comprehensive loss
Unrealized loss on available-for-sale securities	(108)	(128)
Comprehensive income (loss)	$1,874,217	$(40,384)

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance at December 31, 2020	69,293,920	$69	$2,242,801	$105	$(1,843,475)	$399,500
Common stock issued under stock incentive plan and ESPP	518,285	1	7,346	—	—	7,347
Stock-based compensation expense	—	—	14,854	—	—	14,854
Other comprehensive loss	—	—	—	(108)	—	(108)
Net income	—	—	—	—	1,874,325	1,874,325
Disposition of oncology business	—	—	712	—	—	712
Balance at March 31, 2021	69,812,205	$70	$2,265,713	$(3)	$30,850	$2,296,630

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance at December 31, 2019	68,401,105	$68	$2,156,363	$202	$(1,516,105)	$640,528
Common stock issued under stock incentive plan and ESPP	388,820	1	5,464	—	—	5,465
Stock-based compensation expense	—	—	15,670	—	—	15,670
Other comprehensive loss	—	—	—	(128)	—	(128)
Net loss	—	—	—	—	(40,256)	(40,256)
Disposition of oncology business	—	—	4,020	—	—	4,020
Balance at March 31, 2020	68,789,925	$69	$2,181,517	$74	$(1,556,361)	$625,299

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Operating activities
Net income (loss)	$1,874,325	$(40,256)
Less: Net Income from discontinued operations	1,965,202	43,838
Net loss from continuing operations	(90,877)	(84,094)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,479	2,474
Stock-based compensation expense	14,854	15,670
Net amortization of premium (accretion of discount) on marketable securities	1,664	126
Non-cash operating lease expense	2,417	2,203
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(3,621)	(1,076)
Accounts payable	(2,941)	(883)
Accrued expenses and other current liabilities	(12,697)	(10,972)
Operating lease liabilities	(1,504)	(2,229)
Net cash used in operating activities - continuing operations	(90,226)	(78,781)
Net cash used in operating activities - discontinued operations	(30,523)	(26,577)
Net cash used in operating activities	(120,749)	(105,358)
Investing activities
Purchases of marketable securities	(61,863)	(54,911)
Proceeds from maturities and sales of marketable securities	134,016	167,501
Purchases of property and equipment	(1,012)	(4,196)
Net cash provided by investing activities - continuing operations	71,141	108,394
Net cash provided by (used in) investing activities - discontinued operations	1,802,936	(259)
Net cash provided by investing activities	1,874,077	108,135
Financing activities
Payments on financing lease obligations	(86)	(80)
Net proceeds from stock option exercises and employee stock purchase plan	7,347	5,465
Net cash provided by financing activities - continuing operations	7,261	5,385
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	7,261	5,385
Net change in cash and cash equivalents	1,760,589	8,162
Cash and cash equivalents at beginning of the period	127,436	80,931
Cash and cash equivalents at end of the period	$1,888,025	$89,093
Supplemental disclosure of non-cash investing and financing transactions
Additions to property and equipment in accounts payable and accrued expenses	$6	$5,444
Operating lease liabilities arising from obtaining operating lease assets	$—	$—
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
Overview
We are a biopharmaceutical company committed to transforming patients’ lives through scientific leadership in the field of cellular metabolism and adjacent areas of biology, with the goal of creating differentiated, small molecule medicines for genetically defined diseases, or GDDs, and, prior to the completion of the sale of our oncology business to Servier Pharmaceuticals LLC, or Servier, as described below, hematologic malignancies and solid tumors. To address our focus areas, we take a systems biology approach to deeply understand disease states, drive the discovery and validation of novel therapeutic targets, and define patient selection strategies, thereby increasing the probability that our experimental medicines will have the desired therapeutic effect. We are located in Cambridge, Massachusetts.
Sale of our Oncology Business to Servier
On March 31, 2021, we completed the sale of our oncology business to Servier. We entered into a Purchase and Sale Agreement, or the Purchase Agreement, with Servier on December 20, 2020. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200 million in cash, if, prior to January 1, 2027, vorasidenib is granted new drug application, or NDA, approval from the U.S. Food and Drug Administration, or FDA, with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity. Servier also acquired our co-commercialization rights for Bristol Myers Squibb’s IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene Corporation, and following the sale Servier will conduct certain clinical development activities within the IDHIFA® development program.
Basis of presentation
The condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations, comprehensive income (loss) and stockholders' equity for the three months ended March 31, 2021 and 2020, and the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of March 31, 2021, our results of operations and stockholders' equity for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The condensed consolidated balance sheet data as of December 31, 2020 was derived from our audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the Securities and Exchange Commission, or the SEC, on February 25, 2021.
In late March 2021, our oncology business met all the conditions to be classified as held for sale and, because we consider the disposal of the oncology business to be a strategic shift that will have a major effect on our operations and financial results, represented a discontinued operation. All assets and liabilities associated with our oncology business were therefore classified as assets and liabilities of discontinued operations in our condensed consolidated balance sheets for the periods presented. Further, all historical operating results for our oncology business are reflected within discontinued operations in the condensed consolidated statements of operations for all periods presented. For additional information, see Note 3, Discontinued Operations.
Our condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in conformity with U.S. GAAP.
Reclassifications
Certain amounts in prior periods have been reclassified to reflect the impact of the discontinued operations treatment of the oncology business in order to conform to the current period presentation.
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
Liquidity
On March 31, 2021 we completed the sale of our oncology business to Servier, and received approximately $1.8 billion in cash at closing. In connection with the sale, on March 25, 2021, we announced that our board of directors authorized the repurchase of up to $1.2 billion of our outstanding shares. We expect to conduct the share repurchases over the next 12—18 months, including executing a meaningful portion of the planned repurchases by the end of 2021 through a combination of 10b5-1 plans, open market purchases and privately negotiated block sales.
As of March 31, 2021, we had cash, cash equivalents and marketable securities of $2.4 billion. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities will be sufficient to fund current operations for at least the next twelve months from the issuance date of these financial statements.
2. Summary of Significant Accounting Policies
Discontinued Operations
We accounted for the sale of our oncology business in accordance with Accounting Standards Codification, ASC, 205 Discontinued Operations and Accounting Standards Update, ASU, No. 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity. We followed the held-for-sale criteria as defined in ASC 306 and ASC 205. ASC 205 requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the unaudited condensed consolidated statements of operations. Assets and liabilities are also reclassified into separate line items on the related condensed consolidated balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations.
Due to the sale of the oncology business during the first quarter of 2021, see Note 3, Discontinued Operations, in accordance with ASC 205, Discontinued Operations, we have classified the results of the oncology business as discontinued operations in our unaudited condensed consolidated statements of operations and cash flows for all periods presented. All assets and liabilities associated with our oncology business were therefore classified as assets and liabilities of discontinued operations in our condensed consolidated balance sheets for the periods presented. All amounts included in the notes to the unaudited condensed consolidated financial statements relate to continuing operations unless otherwise noted.

There have been no other material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Recent accounting pronouncements
Other accounting standards that have been issued by the Financial Accounting Standards Board or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.
3. Discontinued Operations
On March 31, 2021, we completed the sale of our oncology business to Servier. We have determined the sale of the oncology business represents a strategic shift that will have a major effect on our business and therefore met the criteria for classification as discontinued operations at March 31, 2021. Accordingly, the oncology business is reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations. The related assets and liabilities of the oncology business are classified as assets and liabilities of discontinued operations in the condensed consolidated balance sheets and the results of operations from the oncology business as discontinued operations in the condensed consolidated statements of operations. Applicable amounts in prior years have been recast to conform to this discontinued operations presentation. We recognized a gain on the sale of the oncology business upon closing.
The following table presents the assets and liabilities of the discontinued operations as of December 31, 2020:

(in thousands)	December 31, 2020
Assets
Current assets:
Accounts receivable, net	$21,328
Collaboration receivable – related party	2,123
Collaboration receivable – other	1,948
Inventory	14,698
Prepaid expenses and other current assets	7,762
Total current assets of discontinued operations	47,859
Other non-current assets	2,601
Total assets of discontinued operations	$50,460
Liabilities
Current liabilities:
Accounts payable	$9,120
Accrued expenses	29,339
Total current liabilities of discontinued operations	38,459
Liability related to the sale of future revenue, net of debt issuance costs	261,269
Total liabilities of discontinued operations	$299,728

The following table presents the net liabilities transferred for the sale oncology business for the quarter ended March 31, 2021:

(in thousands)	March 31, 2021
Assets
Current assets:
Accounts receivable, net	$25,386
Collaboration receivable – related party	2,253
Collaboration receivable – other	2,438
Inventory	16,190
Prepaid expenses and other current assets	7,125
Total current assets of discontinued operations	53,392
Other non-current assets	2,234
Total assets of discontinued operations	$55,626

Liabilities
Current liabilities:
Accounts payable	$4,245
Accrued expenses	30,288
Total current liabilities of discontinued operations	34,533
Liability related to the sale of future revenue, net of debt issuance costs	264,281
Total liabilities of discontinued operations	298,814
Net liabilities distributed to Servier	$(243,188)
The following table presents the gain on the sale for the quarter ended March 31, 2021:

(in thousands)	March 31, 2021
Cash proceeds	$1,802,936
Less: transaction and insurance costs	(53,573)
Less: net liabilities distributed	(243,188)
Gain on sale, pre-tax	1,992,551
Income tax	(12,867)
Gain on sale, net of tax	$1,979,684

The following table presents the financial results of the discontinued operations:

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenues:
Product revenue, net	$36,909	$22,674
Collaboration revenue – related party	1,350	60,097
Collaboration revenue – other	491	993
Royalty revenue – related party	2,659	3,334
Total revenue	41,409	87,098
Cost and expenses:
Cost of sales	706	533
Research and development	41,357	35,897
Selling, general and administrative	8,131	6,830
Total cost and expenses	50,194	43,260
(Loss) income from discontinued operations	(8,785)	43,838
Non-cash interest expense for the sale of future revenue	(5,697)	—
Gain on the sale of the oncology business	1,992,551	—
Income from discontinued operations, pre-tax	1,978,069	43,838
Income tax expense	(12,867)	—
Net income from discontinued operations	$1,965,202	$43,838
In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed may be presented in discontinued operations. As such, the research and development, marketing, selling and general and administrative expenses in discontinued operations include corporate costs incurred directly to solely support our oncology business.
Pursuant to the Purchase Agreement, we have also entered into a Transition Services Agreement with Servier, through which we will provide transitional services related to discovery, clinical development, technical operations, commercial and G&A related activities for periods ranging from one month to approximately one year after March 31, 2021.
The milestone payment for approval of vorasidenib and royalty payments related to vorasidenib and TIBSOVO® represent contingent consideration. Contingent consideration has been accounted for as a gain contingency in accordance with ASC 450, Contingencies, and will be recognized in earnings in the period when realizable.
4. Fair Value Measurements
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

The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of March 31, 2021:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$55,058	$—	$—	$55,058
Total cash equivalents	55,058	—	—	55,058

Marketable securities:
U.S. Treasuries	—	121,759	—	121,759
Government securities	—	101,285	—	101,285
Corporate debt securities	—	246,132	—	246,132
Total marketable securities	—	469,176	—	469,176
Total cash equivalents and marketable securities	$55,058	$469,176	$—	$524,234
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently, at the end of each reporting period, valued utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2021.
There have been no changes to the valuation methods during the three months ended March 31, 2021. We have no financial assets or liabilities that were classified as Level 3 at any point during the three months ended March 31, 2021.
5. Marketable Securities
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and are recorded at fair value. Unrealized gains are included as a component of accumulated other comprehensive (loss) income in the condensed consolidated balance sheets and statements of stockholders’ equity and a component of total comprehensive loss in the condensed consolidated statements of comprehensive income (loss), until realized. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive income, net of taxes. Realized gains and losses are included in investment income on a specific-identification basis. There were no material realized gains or losses on marketable securities for the three months ended March 31, 2021 or 2020.
Marketable securities at March 31, 2021 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$111,508	$34	$(7)	$111,535
Government securities	96,481	19	—	96,500
Corporate debt securities	239,590	34	(81)	239,543
Total Current	447,579	87	(88)	447,578

Non-current:
U.S. Treasuries	10,227	—	(3)	10,224
Government securities	4,779	6	—	4,785
Corporate debt securities	6,594	—	(5)	6,589
Total Non-current	21,600	6	(8)	21,598
Total marketable securities	$469,179	$93	$(96)	$469,176

Marketable securities at December 31, 2020 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$113,559	$134	$(21)	$113,672
Government securities	108,263	37	(8)	108,292
Corporate debt securities	223,461	140	(72)	223,529
Total Current	445,283	311	(101)	445,493

Non-current:
U.S. Treasuries	15,147	—	(10)	15,137
Government securities	26,831	8	—	26,839
Corporate debt securities	55,735	2	(105)	55,632
Total Non-current	97,713	10	(115)	97,608
Total marketable securities	$542,996	$321	$(216)	$543,101
As of March 31, 2021 and December 31, 2020, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale.
As of March 31, 2021 and December 31, 2020, we held 78 and 87 debt securities, respectively, that were in an unrealized loss position for less than one year. We did not record an allowance for credit losses as of March 31, 2021 and December 31, 2020 related to these securities. The aggregate fair value of debt securities in an unrealized loss position at March 31, 2021 and December 31, 2020 was $248.3 million and $299.0 million, respectively. There were no individual securities that were in a significant unrealized loss position as of March 31, 2021 and December 31, 2020. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We do not consider these marketable securities to be impaired as of March 31, 2021 and December 31, 2020.
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
The components of lease expense and other information related to leases were as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Operating lease costs	$3.8	$3.8
Cash paid for amounts included in the measurement of operating lease liabilities	$3.6	$3.9
We have not entered into any material short-term leases or financing leases as of March 31, 2021.

As of March 31, 2021, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter were as follows:

(In thousands)
Remaining 2021	$9,640
2022	16,773
2023	18,126
2024	18,660
2025	19,507
Thereafter	44,385
Undiscounted minimum rental commitments	$127,091
Interest	(24,051)
Operating lease liabilities	$103,040
In arriving at the operating lease liabilities as of March 31, 2021 and December 31, 2020, we applied the weighted-average incremental borrowing rate of 5.7% for both periods over a weighted-average remaining lease term of 6.9 years and 7.2 years, respectively.
7. Accrued Expenses
Accrued expenses consist of the following:

(In thousands)	March 31, 2021	December 31, 2020
Accrued compensation	$7,348	$20,345
Accrued research and development costs	5,335	5,444
Accrued professional fees	2,486	2,897
Accrued other	8,432	2,115
Total accrued expenses	$23,601	$30,801

8. Share-Based Payments
2013 Stock Incentive Plan
In June 2013, our Board of Directors adopted and, in July 2013 our stockholders approved, the 2013 Stock Incentive Plan, or the 2013 Plan. The 2013 Plan became effective upon the closing of our initial public offering and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, or RSUs, performance-based share units, or PSUs, and other stock-based awards to employees, non-employees and non-employee directors. Following the adoption of the 2013 Plan, we granted no further stock options or other awards under the 2007 Stock Incentive Plan, or the 2007 Plan. Any options or awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remain outstanding and effective. As of March 31, 2021, the total number of shares reserved under the 2007 Plan and the 2013 Plan was 12,082,101, and we had 4,382,070 shares available for future issuance under the 2013 Plan.
Stock options
The following table presents stock option activity for the three months ended March 31, 2021:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2020	6,143,046	$58.46
Granted	872,672	56.17
Exercised	(122,422)	41.06
Forfeited/Expired	(711,343)	56.04
Outstanding at March 31, 2021	6,181,953	$58.76
Exercisable at March 31, 2021	4,050,765	$61.02
Vested and expected to vest at March 31, 2021	6,181,953	$58.76

At March 31, 2021, there was approximately $67.9 million of total unrecognized compensation expense related to unvested stock option awards, which we expect to recognize over a weighted-average period of approximately 2.7 years.
Restricted stock units
The following table presents RSU activity for the three months ended March 31, 2021:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2020	1,284,378	$50.78
Granted	701,314	56.08
Vested	(336,462)	58.16
Forfeited	(386,136)	52.15
Unvested shares at March 31, 2021	1,263,094	$51.34
As of March 31, 2021, there was approximately $54.6 million of total unrecognized compensation expense related to RSUs, which we expect to recognize over a weighted-average period of approximately 2.2 years.
Performance-based stock units
The following table presents PSU activity for the three months ended March 31, 2021:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2020	142,229	$54.28
Granted	121,000	56.68
Vested	—	—
Forfeited	(10,850)	61.93
Unvested shares at March 31, 2021	252,379	$55.10
Stock-based compensation expense associated with these PSUs is recognized if the underlying performance condition is considered probable of achievement using our management’s best estimates.
As of March 31, 2021, there was no unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered probable of achievement, and $13.9 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered not probable of achievement.
Market-based stock units
The following table presents market-based stock unit, or MSU, activity for the three months ended March 31, 2021:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2020	42,695	$41.50
Granted	—	—
Unvested shares at March 31, 2021	42,695	$41.50
The fair value of MSUs are estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the market condition. As of March 31, 2021, there was no remaining unrecognized compensation expense related to MSUs.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. We issued and sold 59,401 and 62,694 shares of common stock during the three months ended March 31, 2021 and 2020, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 1,345,454 shares of our common stock. As of March 31, 2021, we had 921,043 shares of common stock available for future issuance under the 2013 ESPP.

Stock-based compensation expense
Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Stock options	$8,396	$9,309
Restricted stock units	6,205	4,459
Performance-based stock units	—	1,335
Employee stock purchase plan	253	297
Other stock awards	—	270
Total stock-based compensation expense	$14,854	$15,670
Expenses related to stock options and stock-based awards were allocated as follows in the condensed consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2021	2020
Research and development expense	$6,973	$6,999
Selling, general and administrative expense	7,881	8,671
Total stock-based compensation expense	$14,854	$15,670

9. Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net loss per share calculation, stock options, RSUs, PSUs and MSUs for which the performance and market vesting conditions, respectively, have been deemed probable, and 2013 ESPP shares are considered to be common stock equivalents, while PSUs and MSUs with performance and market vesting conditions, respectively, that were not deemed probable as of March 31, 2021 are not considered to be common stock equivalents.
We utilize the control number concept in the computation of diluted earnings per share to determine whether potential common stock equivalents are dilutive. The control number used is loss from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories. Since we had a net loss for continuing operations for all periods presented, no dilutive effect has been recognized in the calculation of income from discontinued operations per share. Basic and diluted net loss per share was the same for all periods presented.
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2021	2020
Stock options	6,181,953	6,749,373
Restricted stock units	1,263,094	1,290,875
Performance-based stock units	—	78,920
Employee stock purchase plan shares	7,384	13,430
Total common stock equivalents	7,452,431	8,132,598

10. Income Taxes
We recorded a provision for income taxes of $12.9 million for the three months ended March 31, 2021 and no income tax provision for the three months ended March 31, 2020. The tax provision has been recorded within discontinued operations as it relates to the income tax impact on the sale of its oncology business to Servier. There is no income tax expense recorded in continuing operations for the three months ended March 31, 2021 and 2020, respectively.

11. Subsequent Events
On March 25, 2021, we announced that our board of directors authorized the repurchase of up to $1.2 billion of our outstanding shares of common stock, or the Repurchase Program, using the proceeds from the sale of our oncology business to Servier. On March 31, 2021, in connection with the Repurchase Program, we entered into a definitive share repurchase agreement with Bristol-Myers Squibb Company, or BMS, to repurchase 7,121,658 shares of our common stock held by certain subsidiaries of BMS for an aggregate purchase price of $344.5 million, or $48.3785 per share. This repurchase was completed on April 5, 2021.
Further, on April 2, 2021, in connection with the Repurchase Program, we entered into a Rule 10b5-1 repurchase plan pursuant to which we may repurchase up to $600 million of shares of our common stock.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Information
The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020, and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management, and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, selling, general and administrative expenses, research and development expenses, the sufficiency of our cash for future operations and business activity disruption due to the COVID-19 pandemic. Words such as “anticipate,” “believe,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “predict,” “project,” “strategy,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “vision” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2020. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.
Overview
We are a biopharmaceutical company committed to transforming patients’ lives through scientific leadership in the field of cellular metabolism and adjacent areas of biology, with the goal of creating differentiated, small molecule medicines for genetically defined diseases, or GDDs, and, prior to the completion of the sale of our oncology business to Servier Pharmaceuticals LLC, or Servier, as described below, hematologic malignancies and solid tumors. To address our focus areas, we take a systems biology approach to deeply understand disease states, drive the discovery and validation of novel therapeutic targets, and define patient selection strategies, thereby increasing the probability that our experimental medicines will have the desired therapeutic effect.
Sale of our Oncology Business to Servier
On March 31, 2021, we completed the sale of our oncology business to Servier. We entered into a Purchase and Sale Agreement, or the Purchase Agreement, with Servier on December 20, 2020. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200 million in cash, if, prior to January 1, 2027, vorasidenib is granted new drug application, or NDA, approval from the U.S. Food and Drug Administration, or FDA, with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity. Servier also acquired our co-commercialization rights for Bristol Myers Squibb’s IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene Corporation, and following the sale Servier will conduct certain clinical development activities within the IDHIFA® development program.
The oncology business met the criteria within Accounting Standards Codification 205-20 to be reported as discontinued operations because the transaction was a strategic shift in business that had a major effect on our operations and financial results. Therefore, we have reported the historical results of the oncology business including the results of operations and cash flows as discontinued operations, and related assets and liabilities were retrospectively reclassified as assets and liabilities of discontinued operations for all periods presented herein. Unless otherwise noted, applicable amounts in the prior year have been recast to conform to this discontinued operations presentation. Refer to Note 3 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. Unless otherwise indicated, the following information relates to our continuing operations following the sale to Servier. A more complete description of our business prior to the consummation of the transaction is included in Item 1. “Business”, in Part I of the Annual Report on Form

10-K for the year ended December 31, 2020 that was previously filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021.
GDDs
Our primary focus in the GDD area relates to therapeutic categories where we believe we have differentiated expertise and demonstrated capabilities (e.g-enzyme stabilizers, pyruvate kinase, phenylalanine hydroxylase). As a result, we expect the new therapies that we plan to advance through the discovery, development and commercialization stages to be in the areas of non-malignant hematology and inborn errors of metabolism, though our future efforts may not be limited to these categories.
The lead product candidate in our GDD portfolio, mitapivat, targets pyruvate kinase-R, or PKR, for the treatment of pyruvate kinase, or PK, deficiency and other hemolytic anemias including thalassemia and sickle cell disease, or SCD. Mitapivat is an orally available small molecule and a potent activator of the wild-type (normal) and mutated PKR enzymes, which has resulted in restoration of adenosine triphosphate levels and a decrease in 2,3-diphosphoglycerate levels in blood sampled from patients with PK deficiency and treated ex-vivo with mitapivat. PK deficiency is a rare genetic disorder that often results in severe hemolytic anemia, jaundice and lifelong conditions associated with chronic anemia and secondary complications due to inherited mutations in the pyruvate kinase enzyme within red blood cells. We are currently developing mitapivat for the treatment of patients with PK deficiency, thalassemia and SCD in the following ongoing or planned pivotal clinical trials:
Pyruvate Kinase Deficiency:
•ACTIVATE-T, a single arm, global, pivotal trial of mitapivat in regularly-transfused patients with PK deficiency.
•ACTIVATE, a 1:1 randomized, placebo-controlled, global, pivotal trial of mitapivat in patients with PK deficiency who do not receive regular transfusions.
Thalassemia:
•ENERGIZE and ENERGIZE-T, phase 3 trials of mitapivat in not regularly transfused and regularly transfused adults with thalassemia, which we expect to initiate in the second half of 2021.
SCD:
•A phase 2/3 trial of mitapivat in patients with SCD, which we expect to initiate by the end of 2021.
We have worldwide development and commercial rights to mitapivat and expect to fund the future development and commercialization costs related to this program. The FDA and European Medicines Agency, or EMA, granted orphan drug designations for mitapivat for the treatment of patients with PK deficiency, and the FDA granted orphan drug designation for mitapivat for the treatment of patients with thalassemia. We anticipate filing for regulatory approval for mitapivat in adults with PK deficiency in the U.S. in the second quarter of 2021 and in the European Union in mid-2021, with a potential commercial launch in both geographies in 2022 if we receive regulatory approvals. We also expect to continue to grow our U.S. commercial infrastructure and evaluate all options to maximize the patient impact and value of mitapivat globally, including strategic transactions. We are also developing AG-946, a next-generation activator of both the PKR and PKM2 isoforms of pyruvate kinase. PKR activation is specific to red blood cells and hemolytic anemias, while PKM2 activation occurs in other tissues which express this isoform, and is potentially important in a variety of disease indications.
In addition to these development programs, we are seeking to advance a number of early-stage discovery programs for GDDs. Drug candidates for PK activation and other mechanisms, while primarily targeting GDD may also have utility in nongenetically defined disease indications. Where differentiated, nonclinical proof of concept emerges for these non-GDD indications, appropriate partnership may be used to drive the best patient benefit.
Critical Accounting Policies and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We have determined that our most critical accounting policies are those relating to accrued research and development expenses and stock-based compensation. Except those that have been disclosed in Note 2, Summary of Significant Accounting Policies, of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no significant changes to our existing critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Financial Operations Overview
Impact of COVID-19 on our Business
As of March 31, 2021, we have not experienced a significant financial or supply chain impact directly related to the COVID-19 pandemic but have experienced some disruptions to clinical operations, including timelines to complete patient enrollment in some of our clinical trials, as further described below. We are continuing to serve our customers while taking precautions to provide a safe work environment for our employees and customers. Our lab-based employees who need to be onsite to fulfill their job responsibilities have been onsite since late May 2020, and since September 2020 we have opened our Cambridge office to limited numbers of employees who prefer to work onsite. Our field-based employees engage with healthcare providers and other third parties remotely and, where local regulations allow, on a limited in-person basis. We are conducting our return to work program under strict guidelines as required by federal, state, and local authorities. We have been monitoring our supply chain network for disruptions due to the COVID-19 pandemic, and our third-party manufacturers remain largely unaffected, with any campaign delays experienced to date being limited to a few days in duration. Although global shipping continues to be disrupted due to the pandemic, we have not experienced a supply impact.
The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include changes in the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the supply and distribution of vaccines, and the resumption of widespread economic activity. Any prolonged material disruption of our employees, suppliers, manufacturing, or customers could negatively impact our consolidated financial position, consolidated results of operations and consolidated cash flows. As a result, we may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.
General
Since inception, our operations have primarily focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, establishing a commercial infrastructure and, prior to the sale of our oncology business to Servier on March 31, 2021, marketing our approved products. Through March 31, 2021, we have financed our operations primarily through proceeds from the sale of our royalty rights, commercial sales of TIBSOVO®, funding received from our collaboration agreements, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings. Following the sale of our oncology business to Servier on March 31, 2021, we expect to finance our operations primarily through cash on hand, and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions.
We have historically incurred operating losses. Our net income for the three months ended March 31, 2021 was $1.9 billion and our net loss for the three months ended March 31, 2020 was $40.3 million. As of March 31, 2021, we had retained earnings of $30.9 million. The net income we generated in the three months ended March 31, 2021 was primarily due to the sale of our oncology business to Servier, which was consummated on March 31, 2021. Following the consummation of the sale of our oncology business, we expect to incur significant expenses and net losses until such time we are able to report profitable results. Our net losses may fluctuate significantly from year to year. We expect that we will continue to incur significant expenses as we continue to advance and expand clinical development activities for our lead programs: mitapivat, and AG-946; continue to discover and validate novel targets and drug product candidates; expand and protect our intellectual property portfolio; and hire additional commercial, development and scientific personnel.
Research and development expenses
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs related to our GDD portfolio to increase significantly for the foreseeable future as our product candidate development programs progress. However, the successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development and to commercialize these product candidates. We are also unable to positively predict when future net cash inflows will commence from mitapivat, AG-946 or any of our other product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:
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
The following summarizes the clinical development activities related to our most advanced programs. The timing of trial and site initiations, enrollment and data readouts may be impacted depending on the duration, scope and severity of the COVID-19 pandemic:
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
•ACTIVATE, a 1:1 randomized, placebo-controlled, global, pivotal trial of mitapivat in patients with PK deficiency who do not receive regular transfusions. The trial has completed enrollment. We reported in December 2020 that this trial met its primary endpoint of a statistically significant, sustained increase in hemoglobin compared to placebo. In addition, data from the trial demonstrated that treatment with mitapivat showed statistically significant improvement in key pre-specified secondary endpoints including patient reported outcomes.
•A phase 2, open-label safety and efficacy clinical trial of mitapivat in adult patients with non-transfusion-dependent α- and β-thalassemia. The trial has completed enrollment.
•In collaboration with the National Institutes of Health, or NIH, we are evaluating mitapivat in a phase 1 trial in patients with SCD pursuant to a cooperative research and development agreement. The trial is ongoing and enrolling patients, although the NIH experienced disruptions related to the COVID-19 pandemic.
•In collaboration with UMC Utrecht, or UMC, we are evaluating mitapivat in patients with SCD pursuant to an investigator sponsored trial agreement. The trial is ongoing and enrolling patients, although UMC experienced disruptions related to the COVID-19 pandemic.
We expect to initiate two phase 3 trials of mitapivat, ENERGIZE and ENERGIZE-T, in not regularly transfused and regularly transfused adults with thalassemia in the second half of 2021, and we expect to initiate a phase 2/3 trial of mitapivat in patients with SCD by the end of 2021.
AG-946: Next-generation PKR Activator
•A phase 1 trial of AG-946 in healthy volunteers and in patients with SCD. The trial is currently enrolling healthy volunteers.
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
We anticipate that our selling, general and administrative expenses will increase in the future to support continued research and development activities and future commercialization activities related to our GDD portfolio, including the potential commercialization of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses.
Results of Operations
Certain amounts in prior periods have been reclassified to reflect the impact of the discontinued operations treatment of the oncology business in order to conform to the current period presentation.
Comparison of the three months ended March 31, 2021 and 2020
Total Operating Expenses

	Three Months Ended March 31,
(In thousands)	2021	2020
Cost and expenses:
Research and development	$57,667	$55,358
Selling, general and administrative	33,550	31,672
Total Operating Expenses	$91,217	$87,030
Total Operating Expenses - First Quarter of 2021 vs. First Quarter of 2020 - The increase in total operating expenses of $4.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due an increase in research and development expenses of $2.3 million which is described below under Research and Development Expenses, and an increase in selling, general and administrative expenses of $1.9 million was due to ex-U.S. workforce related expenses.
Research and Development Expenses
Our research and development expenses, by major program, are outlined in the table below:

	Three Months Ended March 31,
(In thousands)	2021	2020
Mitapivat (PKR activator)	$12,364	$9,720
AG-946 (Next-Gen PKR activator)	1,771	2,406
Other research and platform programs	4,214	3,175
Total direct research and development expenses	18,349	15,301
Compensation and related expenses	26,753	26,935
Facilities and IT related expenses & other	12,565	13,122
Total indirect research and development expenses	39,318	40,057
Total research and development expense	$57,667	$55,358
Total Research and Development Expenses - First Quarter of 2021 vs. First Quarter of 2020 - The increase in total research and development expenses of $2.3 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to a $2.6 million increase in mitapivat costs due to start up costs for the planned phase 3 trials of mitapivat, ENERGIZE and ENERGIZE-T, and the planned phase 2/3 trial of mitapivat in patients with SCD.
Interest Income and Expense

	Three Months Ended March 31,
(In thousands)	2021	2020
Interest income, net	$340	$2,936
Interest Income and Expense- First Quarter of 2021 vs. First Quarter of 2020 - The decrease in interest income, net is primarily attributable to the decrease in interest rates at the end of the first quarter of 2020, which reduced the interest rates earned by 0.50% to 1.50% from prior periods and the decrease in our outstanding marketable securities balance for the three months ended March 31, 2021.

Loss from Operations and Net Income (Loss)

	Three Months Ended March 31,
(In thousands)	2021	2020
Net loss from continuing operations	$(90,877)	$(84,094)
Net income from discontinued operations	1,965,202	43,838
Net income (loss)	1,874,325	(40,256)
Loss from Operations and Net Income (Loss) – First Quarter of 2021 vs. First Quarter of 2020 – The increase in loss from continuing operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily driven by the higher research and development expenses discussed above under Research and Development Expenses, and higher selling, general and administrative expenses discussed above under Total Operating Expenses. The change in net income from discontinued operations and net income (loss) for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily driven by the sale of our oncology business to Servier for approximately $1.8 billion in cash in the first quarter of 2021, which is included within net income from discontinued operations.
Liquidity and Capital Resources
Sources of liquidity
Since our inception, and through March 31, 2021, we have funded our operations through commercial sales of TIBSOVO®, upfront, milestone, extension, cost reimbursement and royalty payments related to our collaboration agreements, product sales, proceeds from the sale of our royalty rights, proceeds received from our issuance of preferred stock, our initial public offering and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings.
As of March 31, 2021, we had cash, cash equivalents and marketable securities of $2.4 billion, which includes the $1.8 billion in cash received from the completion of the sale of our oncology business to Servier. On March 25, 2021, we announced that our board of directors authorized the repurchase of up to $1.2 billion of our outstanding shares of common stock, or the Repurchase Program, using the proceeds from the sale of our oncology business to Servier. On March 31, 2021, in connection with the Repurchase Program, we entered into a definitive share repurchase agreement with Bristol-Myers Squibb Company, or BMS, to repurchase 7,121,658 shares of our common stock held by certain subsidiaries of BMS for an aggregate purchase price of $344.5 million, or $48.3785 per share. This repurchase was completed on April 5, 2021. Further, on April 2, 2021, in connection with the Repurchase Program, we entered into a Rule 10b5-1 repurchase plan pursuant to which we may repurchase up to $600 million of shares of our common stock. We expect to conduct the remaining repurchases under the Repurchase program over 12—18 months, including executing a meaningful portion of the planned repurchases by the end of 2021 through a combination of 10b5-1 plans, open market purchases and privately negotiated block sales.
In addition to our existing cash, cash equivalents and marketable securities, under the Purchase Agreement we are eligible to receive a $200 million milestone payment upon regulatory approval of vorasidenib and royalty payments with respect to U.S. net sales of TIBSOVO® and, if approved, vorasidenib. Our right to such payments from Servier is our only committed potential external source of funds. Whether the regulatory approval milestone for vorasidenib will be achieved is subject to various risks and uncertainties, many of which are outside our control, including adverse clinical developments with respect to vorasidenib. Furthermore, we cannot predict what success, if any, Servier may have in the United States with respect to sales of TIBSOVO® and, if approved, vorasidenib and consequently we cannot estimate the amount of royalty payments that we can expect to receive from Servier under the Purchase Agreement prior to the loss of exclusivity of these products.
Cash flows
The following table provides information regarding our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In thousands)	2021	2020
Net cash used in operating activities	$(120,749)	$(105,358)
Net cash provided by investing activities	1,874,077	108,135
Net cash provided by financing activities	7,261	5,385
Net change in cash and cash equivalents	$1,760,589	$8,162
Net cash used in operating activities. Cash used in operating activities of $120.7 million during the three months ended March 31, 2021, of which $90.2 million was used by continuing operations and $30.5 million was used by discontinued operations, was primarily due to cash received of $39.5 million from sales of TIBSOVO®, and $1.2 million in cost reimbursements related to our Collaboration Agreements with Celgene, These amounts were offset by operating expenses driven by research and development costs described above under Research and Development Expenses and selling, general and administrative costs described above under Total Operating Expenses.
Cash used in operating activities of $105.4 million during the three months ended March 31, 2020, of which $78.8 million was used by continuing operations and $26.6 million was used by discontinued operations, was primarily due to cash received $22.1 million from sales of TIBSOVO®, $5.2 million in cost reimbursements and royalty payments under our Collaboration Agreements with Celgene, $2.9 million in interest received, and $0.9 million in cost reimbursement related to our Collaboration agreement with CStone. These amounts were offset by increased operating expenses that relate to increased staffing needs due to our expanding operations and expanded facilities and IT related costs.
Net cash provided by investing activities. Cash provided by investing activities of $1.9 billion for the three months ended March 31, 2021, of which $71.1 million was provided by operating activities and $1.8 billion was provided by discontinued operations, was primarily due to the approximately $1.8 billion in cash proceeds received from the sale of our oncology business to Servier that was completed on March 31, 2021. We also received higher proceeds from maturities and sales of marketable securities than purchases of marketable securities. Cash provided by investing activities of $108.1 million for three months ended March 31, 2020, of which $108.4 million was provided by operating activities and $0.3 million was used by discontinued operations, was primarily the result of higher proceeds from maturities and sales of marketable securities than purchases of marketable securities, offset by $4.5 million in purchases of property and equipment.
Net cash provided by financing activities. Cash provided by financing activities for the three months ended March 31, 2021 was primarily the result of the $7.3 million of proceeds received from stock option exercises and purchases made pursuant to our 2013 ESPP. Cash provided by financing activities for the three months ended March 31, 2020 was primarily the result of the $5.5 million of proceeds received from stock option exercises and purchases made pursuant to our 2013 ESPP.
Funding requirements
Although we expect our expenses to decrease following the completion of the sale of our oncology business to Servier on March 31, 2021, we anticipate that this decrease will be offset as we transition our operations to focus solely on GDDs, particularly as we continue the research, development and clinical trials of, seek marketing approvals for, and commercialize our product candidates. If we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.
We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2021, together with anticipated interest income, future product sales and TIBSOVO® royalties, but excluding any transaction-specific milestone payments, will be sufficient to fund operations through major catalysts and to cash-flow positivity without the need to raise additional equity. Our future capital requirements will depend on many factors, including:
•the amount of contingent consideration we ultimately receive in connection with the sale of our oncology business to Servier;
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
•the amount and timing of revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•our ability to establish and maintain collaborations on favorable terms, if at all;
•our ability to successfully execute on our strategic plans;
•operational delays due to the ongoing COVID-19 pandemic; and
•the extent to which we acquire or in-license, or monitor or out-license, other medicines and technologies.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs primarily through cash on hand and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, in connection with potential future strategic transactions, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We do not have any committed external source of funds other than the potential milestone and royalty payments that we are eligible to receive under our Purchase Agreement with Servier. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Off-Balance Sheet Arrangements
We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.
Contractual Obligations
We have entered into agreements in the normal course of business with CROs for clinical trials and contract manufacturing organizations for supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are cancelable at any time by us, generally upon prior written notice to the vendor.
During the three months ended March 31, 2021, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of March 31, 2021 and December 31, 2020, we had cash, cash equivalents and marketable securities of $2.4 billion and $670.5 million, respectively. Our marketable securities consist primarily of investments in U.S. Treasuries, government securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point change in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs located in Asia and Europe that are denominated in foreign currencies, and we are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2021 and December 31, 2020, liabilities denominated in foreign currencies were immaterial.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting
On March 31, 2021 we completed the sale of our oncology business to Servier under the Purchase Agreement entered into as of December 20, 2020. As a result, during the fiscal quarter ended March 31, 2021, we made the following modifications to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, including changes to accounting policies and procedures, operational processes, and documentation practices that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:
•updated our policies and procedures related to identification of accounts related to the sale and added documentation processes related to accounting for the discontinued operation;
•added internal controls over the accounting for the discontinued operation; and
•added controls to address related disclosures for the discontinued operation
Other than the items described above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained herein, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of our management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “predict,” “project,” “strategy,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “vision” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The risks described are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Summary Risk Factors
Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully below. Our principal risks include the following:
•The amount of contingent consideration we will receive from the sale of our oncology business to Servier is subject to various risks and uncertainties.
•We may not be able to realize the anticipated benefits of the recent sale of our oncology business to Servier and we may face new challenges as a smaller, less diversified company.
•If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
•We have historically incurred operating losses. We expect to incur losses in the future and may never achieve or maintain profitability. Our net income for the three months ended March 31, 2021 was $1.9 billion and our net loss for the three months ended March 31, 2020 was $40.3 million. The net income we generated in the three months ended March 31, 2021 was primarily due to the sale of our oncology business to Servier, which was consummated on March 31, 2021. As of March 31, 2021, we had retained earnings of $30.9 million.
•We depend heavily on the success of our clinical product candidates, including our lead product candidate mitapivat. Clinical trials of our product candidates may not be successful for a number of important reasons. If we or our collaborators are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
•The COVID-19 pandemic has and may continue to affect our ability to initiate or continue our planned, ongoing and future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations.
•We may not be successful in our efforts to identify or discover potential product candidates or to develop medicines of commercial value and we may not achieve our goals included in our strategic vision.
•Even if any of our product candidates receives marketing approval, we or others may later discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, which could compromise our ability, or that of any collaborators, to market the product.
•Even if any of our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.
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

•We currently rely, and expect to continue to rely, on third-party manufacturers for the materials and manufacture of our product candidates for preclinical and clinical testing and we expect to rely on third-party manufacturers for commercial supply of any product candidate for which we or our collaborators obtain marketing approval. Any performance failure on the part of our existing or future third-party manufacturers could delay clinical development or marketing approval.
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
Risks Related to Our Financial Position
The amount of contingent consideration we will receive from the sale of our oncology business to Servier is subject to various risks and uncertainties.
Upon closing of the sale of our oncology business to Servier, Servier assumed certain liabilities with respect to the oncology business and paid to us: approximately $1.8 billion in cash, net of certain adjustments for the working capital of the oncology business at the time of closing of the transaction and amounts for a representation and warranty insurance policy. In addition, Servier will pay to us:
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
•a royalty payment of 5% of the U.S. net sales (as defined in the Purchase Agreement) of TIBSOVO® from the completion of the transaction through loss of exclusivity of TIBSOVO®; and
•a royalty payment of 15% of the U.S. net sales (as defined in the Purchase Agreement) of vorasidenib from its first commercial sale through loss of exclusivity of vorasidenib.
The contingent consideration described above is subject to various risks and uncertainties.
Whether the regulatory approval milestone will be achieved prior to January 1, 2027 is subject to various risks and uncertainties, many of which are outside of the control of the parties, including adverse clinical developments with respect to vorasidenib.
In addition, the parties cannot predict what success, if any, Servier may have in the United States with respect to sales of TIBSOVO® and vorasidenib and, therefore, the amount of royalty payments that we can expect to receive from Servier under the terms of the Purchase Agreement prior to the loss of exclusivity of these products. The royalty payments are also subject to deductions and other adjustments under the terms of the Purchase Agreement, the amounts of which are uncertain as of the date of this Quarterly Report on Form 10-Q.
We may not be able to realize the anticipated benefits of the recent sale of our oncology business to Servier and we may face new challenges as a smaller, less diversified company.
We may not be able to realize the anticipated benefits from the recent sale of our oncology business to Servier, including potentially deploying the proceeds from the transaction to expand our GDD business. Our ability to realize the anticipated benefits of the transaction and the success of the remaining company is subject to various risks and uncertainties, including the possibility of adverse clinical and other developments in respect of mitapivat or other pipeline products of the GDD business, the possibility that we may not be able to successfully develop and commercialize products based on PK activation and cellular metabolism and unanticipated changes in applicable laws and regulations that may adversely affect the GDD business.
We developed most of our initial products and product candidates for the treatment of various types of cancer. The sale of our oncology business to Servier resulted in us being a smaller, less diversified company with a more limited business concentrated on GDDs. As a result, we may be more susceptible to changing market conditions, including fluctuations and risks particular to the markets for patients with GDDs, than a more diversified company, which could adversely affect our business, financial condition and results of operations. In addition, the diversification of our revenues, costs and cash flows will diminish following the transaction, such that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments or satisfy other financial commitments may be diminished.

We may also face new challenges with maintaining employee morale, retaining key management and other employees and attracting new employees and retaining existing business and operational relationships, including with third parties, employees and other counterparties that otherwise prefer to transact with larger companies (or will only transact with smaller companies on less favorable terms).
We will have broad discretion as to the use of the proceeds from the sale of our oncology business to Servier, and may not use the proceeds effectively.
We will have broad discretion with respect to the use of proceeds of the sale of our oncology business to Servier. The results and effectiveness of the use of proceeds, including the repurchase of up to $1.2 billion of our outstanding share of common stock, are uncertain, and we could spend the proceeds in ways that do not improve our remaining business, financial condition or results of operations. Our failure to apply these funds effectively could have an adverse effect on its business, financial condition and results of operations.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs primarily through cash on hand and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, in connection with potential future strategic transactions, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We do not have any committed potential external source of funds other than the potential milestone and royalty payments that we are eligible to receive under our Purchase Agreement with Servier. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may require us to enter into agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.
If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.
If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
We expect to incur significant expenses as we continue to advance our ongoing activities. Following the completion of the the share repurchase from subsidiaries of BMS and the other anticipated repurchases from our stockholders, we expect to have sufficient capital to fund operations through major catalysts and to cash-flow positivity without the need to raise additional equity. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds. Our future capital requirements will depend on many factors, including:
•the amount of contingent consideration we ultimately receive in connection with the sale of our oncology business to Servier;
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
•the costs and timing of future commercialization activities, including product manufacturing, sales, marketing and distribution, for any of our product candidates for which we may receive marketing approval;
•the amount and timing of revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•our ability to establish and maintain additional collaborations on favorable terms, if at all;
•our ability to successfully execute on our strategic plans;
•operational delays due to the COVID-19 pandemic; and

•the extent to which we acquire or in-license, or monitor or out-license, other medicines and technologies.
We have historically incurred operating losses. We expect to incur losses in the future and may never achieve or maintain profitability.
We have historically incurred operating losses. Our net income for the three months ended March 31, 2021 was $1.9 billion and our net loss for the three months ended March 31, 2020 was $40.3 million. The net income we generated in the three months ended March 31, 2021 was primarily due to the sale of our oncology business to Servier, which was consummated on March 31, 2021. As of March 31, 2021, we had retained earnings of $30.9 million. Prior to the sale of our oncology business to Servier, we had generated only modest revenue from sales of TIBSOVO® and, prior to our sale to Royalty Pharma, or RPI, of our royalty rights to IDHIFA®, royalties on sales of IDHIFA®. Other than the FDA approvals of TIBSOVO® (for the treatment of IDH1 mutant-positive adult patients with relapsed or refractory acute myeloid leukemia, R/R AML, or newly diagnosed AML who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy) and IDHIFA® (for the treatment of IDH2 mutant-positive adult patients with R/R AML), the rights to both of which we have sold to Servier, we have not obtained marketing approval for any of our product candidates, all of which are in preclinical or clinical development stages. We have financed our operations primarily through public offerings of our common stock and our collaboration agreements with Celgene and have devoted substantially all of our efforts to research and development. Following the sale of our oncology business to Servier on March 31, 2021, we expect to finance our operations primarily through cash on hand. We expect to continue to incur significant expenses and net losses until such time as we are able to report profitable results. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that we will incur significant expenses if and as we:
•initiate and continue clinical trials for our products and product candidates; continue our research and preclinical development of our product candidates and seek to identify additional product candidates;
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
Risks Related to the Discovery, Development, and Commercialization of our Product Candidates
We depend heavily on the success of our clinical product candidates, including our lead product candidate mitapivat. Clinical trials of our product candidates may not be successful for a number of important reasons. If we or our collaborators are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
Our ability to generate product revenue will depend heavily on the successful clinical development and eventual commercialization of our current and any future product candidates, including our lead product candidate mitapivat.
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
•it is possible that even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. For example, many compounds that initially showed promise in earlier stage testing for treating specific disease indications have later been found to cause side effects that prevented further development of the compound;
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
•if our product candidates have undesirable side effects, it could result in a more restrictive label, or it could result in the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities;
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
We may not be successful in our efforts to identify or discover potential product candidates or to develop medicines of commercial value and we may not achieve our goals included in our strategic vision.
A key element of our strategy is to identify and test compounds that target cellular metabolism and adjacent areas of biology in a variety of different types of GDDs. A significant portion of the research that we are conducting involves new compounds and drug discovery methods, including our proprietary technology. The drug discovery that we are conducting using our proprietary technology may not be successful in identifying compounds in our therapeutic areas. In addition, our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:
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
If we are unable to identify suitable compounds for preclinical and clinical development, or any medicines we develop do not effectively correct metabolic pathways or alter the metabolic state of immune cells, we will not be able to achieve our strategic vision and our specific long-term goals and will not be able generate product revenue in future periods, which likely would result in significant harm to our financial position and adversely impact our stock price.
The COVID-19 pandemic has and may continue to affect our ability to initiate or continue our planned, ongoing and future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic may continue to adversely impact economies worldwide, which could result in adverse effects on our business and operations.
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
In addition, some of our competitors may have ongoing or planned clinical trials for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For example, Rocket Pharma LTD, or Rocket Pharma, is developing a gene therapy targeting PK deficiency; Vertex Pharmaceuticals Incorporated, or Vertex, is developing a gene therapy targeting SCD; Imara Inc., or Imara, is developing molecules for the treatment of beta thalassemia and SCD; and Forma Therapeutics Holdings, LLC, or Forma, is developing a PKR activator for the treatment of hemolytic anemias, including PK deficiency and SCD. Competition for eligible patients may make it particularly difficult for us to enroll enough patients to complete our clinical trials for our product candidates in a timely and cost-effective manner.
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
Because we are focused on precision medicine, in which predictive biomarkers will be used to identify the right patients for our drug candidates, we believe that our success will depend, in part, on our ability to develop companion diagnostics, which are assays or tests to identify an appropriate patient population for these drug candidates. There has been limited success to date industry-wide in developing these types of companion diagnostics. To be successful, we need to address a number of scientific, technical and logistical challenges. We have little experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with any of our therapeutic product candidates that receive marketing approval. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. Given our limited experience in developing diagnostics, we rely and expect to continue to rely in part or in whole on third parties for their design and manufacture. We also may in the future depend on other third parties for the development of other companion diagnostics for our therapeutic product candidates. If we or our collaborators are unable to successfully develop companion diagnostics for our therapeutic product candidates, or experience delays in doing so:
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
•regulatory authorities may require the addition of labeling statements;
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
Even if any of our product candidates receive marketing approval in the future, they may fail to gain and/or maintain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
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
We have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for approved medicines for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to other third parties. Although we had established sales and marketing capabilities to support our co-promotion efforts for IDHIFA® and our sales of TIBSOVO® prior to the sale of our oncology business to Servier, we will need to further build our sales and marketing infrastructure to sell, or participate in sales activities with any collaborators for, our other product candidates if and when they are approved.
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
We face competition with respect to our current products and product candidates, and we and our collaborators will face competition with respect to any product candidates that we or they may seek to develop or commercialize in the future. Potential competitors include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates, such as PK deficiency, thalassemia and SCD. For example, Acceleron Pharma Inc. and bluebird bio, Inc., or bluebird, are each marketing therapies to treat beta thalassemia, Novartis International AG and Global Blood Therapeutics are each marketing therapies to treat SCD, Rocket Pharma is conducting a clinical trial of a gene therapy targeting PK deficiency, and a number of other biotechnology companies have product candidates in clinical development in similar indications as ours. Some competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches, for example, in the area of GDDs.
We are developing product candidates to treat patients with GDDs. There are a variety of treatment options available, including a number of marketed enzyme replacement therapies, for treating patients with GDDs. In addition to currently marketed therapies, there are also a number of products that are either enzyme replacement therapies, gene therapies or PK activators in various stages of clinical development to treat GDDs. These products in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies or for which there are no approved treatments. As a result, they may provide significant competition for any of our product candidates for which we obtain marketing approval.
There are also a number of product candidates in preclinical or clinical development by third parties to treat GDDs by targeting similar mechanisms of action as our product candidates. These companies include large pharmaceutical companies, such as Novartis, as well as biotechnology companies of various sizes, such as bluebird, Forma, IMARA, Rocket Pharma, and Vertex. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
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
Product liability lawsuits against us or any collaborators could cause us or our collaborators to incur substantial liabilities and could limit commercialization of any medicines that we or they may develop.
We and any collaborators face a risk of product liability exposure related to our product candidates in human clinical trials and will face an even greater risk as we or they commercially sell any medicines. If we or any collaborators cannot successfully defend ourselves or themselves against claims that our product candidates or medicines caused injuries, we or they could incur substantial costs and liabilities. Regardless of merit or eventual outcome, liability claims may also result in, among other thing, decreased demand for any product candidates or medicines that we may develop, reputational harm and lost revenue.
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
The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to EU General Data Protection Regulation, or the GDPR, which applies to all member states of the European Economic Area, or EEA. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data. The GDPR imposes significant obligations on us with respect to clinical trials conducted in the EEA. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of GDPR, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.
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
Risks Related to Our Dependence on Third Parties
We may depend on collaborations with third parties for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
We may seek collaborations for the development and commercialization of our product candidates with large and mid-size pharmaceutical companies and biotechnology companies. We face significant competition in seeking appropriate collaborators. Collaborations are complex and time-consuming to negotiate and document. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. Collaborators may have rights that restrict us from entering into future agreements on certain terms with potential collaborators.

If we enter into any such arrangements with collaborators, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. . Collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities. Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing, which may result in a need for additional capital to pursue further development or commercialization of the applicable product candidate. Collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation. Disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our medicines or product candidates or that result in costly litigation or arbitration that diverts management attention and resources.
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

We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and we expect to contract with third parties for the manufacture of our product candidates for commercialization.
We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the materials and manufacture of our product candidates for preclinical and clinical testing and expect to rely on third-party manufacturers for commercial supply of any product candidate for which we or our collaborators obtain marketing approval.
Although we had long-term supply agreements in place for commercial supply of TIBSOVO® with third-party manufacturers prior to the sale of our oncology business to Servier, we may be unable to establish similar long-term supply agreements with respect to our GDD product candidates with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
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
We have been monitoring our supply chain network for any disruptions due to the COVID-19 pandemic, and our manufacturers have remained largely unaffected, with any campaign delays experienced to date being limited to a few days in duration. Although global shipping continues to be disrupted due to the pandemic, we have not yet experienced a supply impact. If either we or any third parties on which we rely are adversely impacted by restrictions resulting from the COVID-19 pandemic, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and research and development operations.
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
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and comparable regulatory authorities in other countries. With the exception of the FDA approvals of IDHIFA® and TIBSOVO®, the rights of which we have sold to Servier, we and our collaborators have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction.
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
The FDA, EMA and other foreign regulatory authorities have substantial discretion in the approval process. Accordingly, it is possible that the FDA or EMA may refuse to accept for substantive review any NDA, sNDA or MAA that we submit for our product candidates, or may conclude after review of our data that our marketing application is insufficient to obtain marketing approval of our product candidates. If the FDA or EMA does not accept or approve our applications for any of our product candidates, the applicable regulator may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before reconsidering our applications. Depending on the extent of these or any other FDA- or EMA-required trials or studies, approval of any marketing applications that we submit may be delayed by several years, or may require us to expend more resources than we planned. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA or EMA to approve any marketing applications. We may not be successful in obtaining FDA or EMA approval of our product candidates on a timely basis, or ever. We have limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process, and failure to obtain marketing approval for our products or product candidates will prevent us from commercializing the product or product candidate in the applicable jurisdictions.
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
Recruiting and retaining qualified scientific, clinical, manufacturing, regulatory and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and universities and research institutions for similar personnel. Our consultants and advisors, including our scientific co-founders, who assist us in formulating our research and development and commercialization strategy may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. We also cannot be sure of the effect that the recent sale of our oncology business to Servier will have on our ability to retain and hire key personnel. Our current and prospective employees may feel uncertain about their roles with us now that we are a smaller company focused on GDDs, which may have an adverse effect on our ability to attract or retain key management personnel or other key employees. Furthermore, the ongoing COVID-19 pandemic and our associated work from home policy may make it difficult for us to maintain our corporate culture.
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
The market price for our common stock may be influenced by many factors, including:
•the impacts of the recent sale of our oncology business to Servier on our business;
•the impact of our repurchases of shares of common stock from our stockholders;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•the timing and results of clinical trials of product candidates, or our competitors’ product candidates;
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
•variations in our financial results or results of companies that are perceived to be similar to us;
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
In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation often has been instituted against that company. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert managements' attention and resources, which could seriously harm our business, financial condition, results of operations and prospects.
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
As of March 31, 2021, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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
There can be no assurance that we will repurchase shares of our common stock or that we will repurchase shares at favorable prices.
In March 2021, our board of directors authorized a share repurchase program to purchase up to $1.2 billion of our common stock. Following our repurchase of approximately $344.5 million of shares of our common stock from affiliated of BMS in April 2021, we had remaining available approximately $855.5 million to repurchase additional shares pursuant to this program, of which we committed up to $600 million in the form of a Rule 10b5-1 repurchase plan. The amount and timing of share repurchases are subject to capital availability, our cash balances and future capital requirements and our determination that share repurchases are in the best interest of our shareholders and are in compliance with all respective laws and our applicable agreements. A reduction in repurchases under, or the completion of, our share repurchase programs could have a negative effect on our stock price. We can provide no assurance that we will repurchase shares at favorable prices, if at all.
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

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation	8-K	001-36014	July 30, 2013	3.1
3.2	Second Amended and Restated By-Laws	8-K	001-36014	December 19, 2018	3.1
10.1	Share Repurchase Agreement, dated as of March 31, 2021, by and between Agios Pharmaceuticals, Inc. and Bristol-Myers Squibb Company	8-K	001-36014	April 2, 2021	10.1
31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are not embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)					X

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

AGIOS PHARMACEUTICALS, INC.

April 29, 2021	By:	/s/ Jacqualyn A. Fouse
Jacqualyn A. Fouse, Ph.D. Chief Executive Officer (principal executive officer)

April 29, 2021	By:	/s/ Jonathan Biller
Jonathan Biller Chief Financial Officer and Head of Legal and Corporate Affairs (principal financial officer)