Form 10-Q/A
period 2021-03-31
AGIOS PHARMACEUTICALS, INC.
filed 2021-05-07
CIK 1439222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q/A
(Amendment No. 1)

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
of the Exchange Act).    Yes  ☐    No  ☐
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 23, 2021: 61,574,283

EXPLANATORY NOTE
This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form
10-Q
of Agios Pharmaceuticals, Inc. (the “Company”) for the quarter ended March 31, 2021, originally filed with the Securities and Exchange Commission on April 29, 2021 (the “Original Form
10-Q”),
is being filed solely to correct the number of outstanding shares of the Company’s common stock, as of April 23, 2021, listed on the cover page to 61,574,283.
This Amendment is limited in scope to the correction described above and does not amend, update, or change any other items or disclosures contained in the Original Form
10-Q.
Accordingly, all other items that remain unaffected are omitted in this filing. Except as described in the preceding paragraph, this Amendment does not update any of the information contained in the Original Form
10-Q,
which continues to speak as of the original filing date of the Original Form
10-Q.

As required by Rule
12b-15
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are filing as exhibits to this Amendment the certifications required by Rule
13a-14(a)
or Rule
15d-14(a)
of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer. The Company is omitting paragraphs 3, 4 and 5 of such certifications because no financial statements have been included in this Amendment and because this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K.
The Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 because no financial statements have been included in this Amendment.
Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are not embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGIOS PHARMACEUTICALS, INC.

May 7, 2021	By:	/s/ Jacqualyn A. Fouse
Jacqualyn A. Fouse, Ph.D.
Chief Executive Officer (principal executive officer)

May 7, 2021	By:	/s/ Jonathan Biller
Jonathan Biller
Chief Financial Officer and Head of Legal and Corporate Affairs (principal financial officer)

4