Form 10-Q
period 2021-06-30
AGIOS PHARMACEUTICALS, INC.
filed 2021-07-29
CIK 1439222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 23, 2021: 58,951,469

AGIOS PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)
AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$969,124	$127,436
Marketable securities	703,864	445,493
Other receivable	8,131	—
Prepaid expenses and other current assets	21,443	15,889
Current assets of discontinued operations	—	47,859
Total current assets	1,702,562	636,677
Marketable securities	61,313	97,608
Operating lease assets	79,901	84,661
Property and equipment, net	27,056	30,815
Financing lease assets	871	590
Other non-current assets	2,900	—
Non-current assets of discontinued operations	—	2,601
Total assets	$1,874,603	$852,952
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,654	$17,724
Accrued expenses	36,054	30,801
Operating lease liabilities	8,932	7,093
Financing lease liabilities	839	317
Taxes payable	7,170	—
Current liabilities of discontinued operations	—	38,459
Total current liabilities	60,649	94,394
Operating lease liabilities, net of current portion	91,971	97,458
Financing lease liabilities, net of current portion	167	331
Non-current liabilities of discontinued operations	—	261,269
Total liabilities	152,787	453,452
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 70,404,782 shares issued and 59,910,814 outstanding at June 30, 2021, and 69,293,920 shares issued and outstanding at December 31, 2020	70	69
Additional paid-in capital	2,306,304	2,242,801
Accumulated other comprehensive (loss) income	(144)	105
Accumulated deficit	(55,367)	(1,843,475)
Treasury stock, at cost (10,493,968 shares at June 30, 2021 and no shares at December 31, 2020)	(529,047)	—
Total stockholders’ equity	1,721,816	399,500
Total liabilities and stockholders’ equity	$1,874,603	$852,952
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Cost and expenses:
Research and development	$62,007	$54,086	$119,674	$109,445
Selling, general and administrative	29,215	29,178	62,765	60,849
Total cost and expenses	91,222	83,264	182,439	170,294
Loss from operations	(91,222)	(83,264)	(182,439)	(170,294)
Gain on sale of oncology business	2,000	—	2,000	—
Interest (expense) income, net	(92)	1,769	248	4,705
Other income, net	6,524	—	6,524	—
Net loss from continuing operations	(82,790)	(81,495)	(173,667)	(165,589)
Net income (loss) from discontinued operations, net of tax	(3,427)	(8,983)	1,961,775	34,855
Net income (loss)	$(86,217)	$(90,478)	$1,788,108	$(130,734)
Net loss from continuing operations per share - basic and diluted	$(1.36)	$(1.18)	$(2.66)	$(2.41)
Net income (loss) from discontinued operations per share - basic and diluted	$(0.06)	$(0.13)	$30.05	$0.51
Net income (loss) per share - basic and diluted	$(1.41)	$(1.31)	$27.39	$(1.90)
Weighted-average number of common shares used in computing net loss per share from continuing operations, net income (loss) per share from discontinued operations and net income (loss) per share – basic and diluted	61,066,977	68,958,091	65,281,827	68,784,109

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net income (loss)	$(86,217)	$(90,478)	$1,788,108	$(130,734)
Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale securities	(141)	1,562	(249)	1,434
Comprehensive income (loss)	$(86,358)	$(88,916)	$1,787,859	$(129,300)

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2020	69,293,920	$69	$2,242,801	$105	$(1,843,475)	—	$—	$399,500
Common stock issued under stock incentive plan and ESPP	518,285	1	7,346	—	—	—	—	7,347
Stock-based compensation expense	—	—	14,854	—	—	—	—	14,854
Other comprehensive loss	—	—	—	(108)	—	—	—	(108)
Net income	—	—	—	—	1,874,325	—	—	1,874,325
Disposition of oncology business	—	—	712	—	—	—	—	712
Balance at March 31, 2021	69,812,205	$70	$2,265,713	$(3)	$30,850	—	$—	$2,296,630
Common stock issued under stock incentive plan and ESPP	592,577	$—	$25,673	$—	$—	—	$—	$25,673
Stock-based compensation expense	—	—	14,885	—	—	—	—	14,885
Repurchase of common stock	—	—	—	—	—	(10,493,968)	(529,047)	(529,047)
Other comprehensive loss	—	—	—	(141)	—	—	—	(141)
Net loss	—	—	—	—	(86,217)	—	—	(86,217)
Disposition of oncology business	—	—	33	—	—	—	—	33
Balance at June 30, 2021	70,404,782	$70	$2,306,304	$(144)	$(55,367)	(10,493,968)	$(529,047)	$1,721,816
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance at December 31, 2019	68,401,105	$68	$2,156,363	$202	$(1,516,105)	$640,528
Common stock issued under stock incentive plan and ESPP	388,820	1	5,464	—	—	5,465
Stock-based compensation expense	—	—	15,670	—	—	15,670
Other comprehensive loss	—	—	—	(128)	—	(128)
Net loss	—	—	—	—	(40,256)	(40,256)
Disposition of oncology business	—	—	4,020	—	—	4,020
Balance at March 31, 2020	68,789,925	$69	$2,181,517	$74	$(1,556,361)	$625,299
Common stock issued under stock incentive plan and ESPP	268,771	$—	$1,652	$—	$—	$1,652
Stock-based compensation expense	—	—	17,614	—	—	17,614
Other comprehensive income	—	—	—	1,562	—	1,562
Net loss	—	—	—	—	(90,478)	(90,478)
Disposition of oncology business	—	—	2,816	—	—	2,816
Balance at June 30, 2020	69,058,696	$69	$2,203,599	$1,636	$(1,646,839)	$558,465
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2021	2020
Operating activities
Net income (loss)	$1,788,108	$(130,734)
Less: Net Income from discontinued operations	1,961,775	34,855
Net loss from continuing operations	(173,667)	(165,589)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	4,829	4,887
Stock-based compensation expense	29,739	33,284
Net amortization of premium (accretion of discount) on marketable securities	3,422	473
Loss on disposal of property and equipment	12	—
Non-cash operating lease expense	4,760	4,435
Changes in operating assets and liabilities:
Other receivables	(8,131)	—
Prepaid expenses and other current and non-current assets	(8,454)	1,295
Accounts payable	(5,561)	(2,562)
Accrued expenses and other current liabilities	(2,547)	(8,265)
Operating lease liabilities	(3,631)	(4,149)
Net cash used in operating activities - continuing operations	(159,229)	(136,191)
Net cash used in operating activities - discontinued operations	(78,814)	(36,964)
Net cash used in operating activities	(238,043)	(173,155)
Investing activities
Purchases of marketable securities	(498,896)	(189,601)
Proceeds from maturities and sales of marketable securities	273,149	328,883
Purchases of property and equipment	(1,261)	(8,340)
Net cash (used in) provided by investing activities - continuing operations	(227,008)	130,942
Net cash provided by (used in) investing activities - discontinued operations	1,802,936	(348)
Net cash provided by investing activities	1,575,928	130,594
Financing activities
Payments on financing lease obligations	(170)	(166)
Purchase of treasury stock	(529,047)	—
Net proceeds from stock option exercises and employee stock purchase plan	33,020	7,117
Net cash (used in) provided by financing activities - continuing operations	(496,197)	6,951
Net cash provided by financing activities - discontinued operations	—	250,537
Net cash (used in) provided by financing activities	(496,197)	257,488
Net change in cash and cash equivalents	841,688	214,927
Cash and cash equivalents at beginning of the period	127,436	80,931
Cash and cash equivalents at end of the period	$969,124	$295,858
Supplemental disclosure of non-cash investing and financing transactions
Additions to property and equipment in accounts payable and accrued expenses	$56	$3,621
Operating lease liabilities arising from obtaining operating lease assets	$—	$—
Financing lease liabilities arising from obtaining financing lease assets	$511	$—
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
Overview
We are a biopharmaceutical company committed to transforming patients’ lives through scientific leadership in the field of cellular metabolism and adjacent areas of biology, with the goal of creating differentiated, small molecule medicines for genetically defined diseases, or GDDs. To address our focus areas, we take a systems biology approach to deeply understand disease states, drive the discovery and validation of novel therapeutic targets, and define patient selection strategies, thereby increasing the probability that our experimental medicines will have the desired therapeutic effect. We are located in Cambridge, Massachusetts.
Sale of our Oncology Business to Servier
On March 31, 2021, we completed the sale of our oncology business to Servier Pharmaceuticals LLC, or Servier. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200 million in cash, if, prior to January 1, 2027, vorasidenib is granted new drug application, or NDA, approval from the U.S. Food and Drug Administration, or FDA, with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity. Servier also acquired our co-commercialization rights for Bristol Myers Squibb’s IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene Corporation, and following the sale Servier will conduct certain clinical development activities within the IDHIFA® development program.
We recorded income from royalties of approximately $2.0 million on U.S. net sales of TIBSOVO® by Servier in the gain on sale of oncology business line item within the condensed consolidated statements of operations, for the three and six months ended June 30, 2021. We also recorded approximately $3.5 million of cash receipts from customers owed to Servier within the prepaid expenses and other current assets line item within the condensed consolidated balance sheet as of June 30, 2021.
Basis of presentation
The condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations, comprehensive income (loss) and stockholders' equity for the three and six months ended June 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of June 30, 2021, our results of operations and stockholders' equity for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and six-month periods are also unaudited. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The condensed consolidated balance sheet data as of December 31, 2020 was derived from our audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the Securities and Exchange Commission, or the SEC, on February 25, 2021.
In late March 2021, our oncology business met all the conditions to be classified as held for sale and, because we consider the disposal of the oncology business to be a strategic shift that had a major effect on our operations and financial results, represented a discontinued operation. All assets and liabilities associated with our oncology business were therefore classified as assets and liabilities of discontinued operations in our condensed consolidated balance sheets for the periods presented. Further, all historical operating results for our oncology business are reflected within discontinued operations in the condensed consolidated statements of operations for all periods presented. For additional information, see Note 3, Discontinued Operations.
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
Use of estimates
The preparation of our condensed consolidated financial statements requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses, reserves and allowances, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and any variant strains of the virus and the actions taken to contain the pandemic or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.
Liquidity
On March 31, 2021 we completed the sale of our oncology business to Servier, and received approximately $1.8 billion in cash at closing. In connection with the sale, on March 25, 2021, we announced that our board of directors authorized the repurchase of up to $1.2 billion of our outstanding shares of common stock, or the Repurchase Program, using the proceeds from the sale of our oncology business to Servier. On March 31, 2021, in connection with the Repurchase Program, we entered into a definitive share repurchase agreement with Bristol-Myers Squibb Company, or BMS, to repurchase 7,121,658 shares of our common stock held by certain subsidiaries of BMS for an aggregate purchase price of $344.5 million, or $48.3785 per share. This repurchase was completed on April 5, 2021. Further, on April 2, 2021, in connection with the Repurchase Program, we entered into a Rule 10b5-1 repurchase plan pursuant to which we may repurchase up to $600 million of shares of our common stock. As of June 30, 2021, we have repurchased approximately 3.4 million shares for $184.5 million, or $54.71 per share, under the plan with approximately $415.5 million remaining under the plan for additional repurchases. In total, as of June 30, 2021, we have repurchased 10.5 million common shares for $529.0 million under the Repurchase Program.
As of June 30, 2021, we had cash, cash equivalents and marketable securities of $1.7 billion. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities will be sufficient to fund current operations for at least the next twelve months from the issuance date of these financial statements.
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
Treasury Stock
Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.
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
3. Discontinued Operations
On March 31, 2021, we completed the sale of our oncology business to Servier. We have determined the sale of the oncology business represents a strategic shift that had a major effect on our business and therefore met the criteria for classification as discontinued operations at March 31, 2021. Accordingly, the oncology business is reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations. The related assets and liabilities of the oncology business are classified as assets and liabilities of discontinued operations in the condensed consolidated balance sheets and the results of operations from the oncology business as discontinued operations in the condensed consolidated statements of operations. Applicable amounts in prior years have been recast to conform to this discontinued operations presentation. We recognized a gain on the sale of the oncology business upon closing.
The following table presents the assets and liabilities of the discontinued operations as of December 31, 2020:

(in thousands)	December 31, 2020
Assets
Current assets:
Accounts receivable, net	$21,328
Collaboration receivable – related party	2,123
Collaboration receivable – other	1,948
Inventory	14,698
Prepaid expenses and other current assets	7,762
Total current assets of discontinued operations	47,859
Other non-current assets	2,601
Total assets of discontinued operations	$50,460
Liabilities
Current liabilities:
Accounts payable	$9,120
Accrued expenses	29,339
Total current liabilities of discontinued operations	38,459
Liability related to the sale of future revenue, net of debt issuance costs	261,269
Total liabilities of discontinued operations	$299,728

The following table presents the net liabilities transferred for the sale oncology business for the quarter ended March 31, 2021:

(in thousands)	March 31, 2021
Assets
Current assets:
Accounts receivable, net	$25,386
Collaboration receivable – related party	2,253
Collaboration receivable – other	2,438
Inventory	16,190
Prepaid expenses and other current assets	7,125
Total current assets of discontinued operations	53,392
Other non-current assets	2,234
Total assets of discontinued operations	$55,626

Liabilities
Current liabilities:
Accounts payable	$4,245
Accrued expenses	30,288
Total current liabilities of discontinued operations	34,533
Liability related to the sale of future revenue, net of debt issuance costs	264,281
Total liabilities of discontinued operations	298,814
Net liabilities distributed to Servier	$(243,188)
The following table presents the gain on the sale for the quarter ended March 31, 2021:

(in thousands)	March 31, 2021
Cash proceeds	$1,802,936
Less: transaction and insurance costs	(53,573)
Less: net liabilities distributed	(243,188)
Gain on sale, pre-tax	1,992,551
Income tax	(12,867)
Gain on sale, net of tax	$1,979,684
As of June 30, 2021, there were no assets or liabilities classified as discontinued operations.

The following table presents the financial results of the discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenues:
Product revenue, net	$—	$27,581	$36,909	$50,255
Collaboration revenue – related party	—	5,735	1,350	65,832
Collaboration revenue – other	—	692	491	1,685
Royalty revenue – related party	—	3,339	2,659	6,673
Total revenue	—	37,347	41,409	124,445
Cost and expenses:
Cost of sales	—	675	706	1,208
Research and development	207	36,831	41,564	72,728
Selling, general and administrative	420	6,773	8,551	13,603
Total cost and expenses	627	44,279	50,821	87,539
(Loss) income from discontinued operations	(627)	(6,932)	(9,412)	36,906
Non-cash interest expense for the sale of future revenue	—	(2,051)	(5,697)	(2,051)
Gain on the sale of the oncology business	(2,800)	—	1,989,751	—
Income from discontinued operations, pre-tax	(3,427)	(8,983)	1,974,642	34,855
Income tax expense	—	—	(12,867)	—
Net income from discontinued operations	$(3,427)	$(8,983)	$1,961,775	$34,855
In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed may be presented in discontinued operations. As such, the research and development, marketing, selling and general and administrative expenses in discontinued operations include corporate costs incurred directly to solely support our oncology business.
We have also entered into a Transition Services Agreement with Servier, through which we will provide transitional services related to discovery, clinical development, technical operations, commercial and general and administrative related activities for periods ranging from one month to approximately one year after March 31, 2021.
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

The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of June 30, 2021:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$834,786	$70,898	$—	$905,684
Total cash equivalents	834,786	70,898	—	905,684

Marketable securities:
U.S. Treasuries	—	85,251	—	85,251
Government securities	—	101,976	—	101,976
Corporate debt securities	—	577,950	—	577,950
Total marketable securities	—	765,177	—	765,177
Total cash equivalents and marketable securities	$834,786	$836,075	$—	$1,670,861
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently, at the end of each reporting period, valued utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2021.
There have been no changes to the valuation methods during the six months ended June 30, 2021. We have no financial assets or liabilities that were classified as Level 3 at any point during the six months ended June 30, 2021.
5. Marketable Securities
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and are recorded at fair value. Unrealized gains are included as a component of accumulated other comprehensive (loss) income in the condensed consolidated balance sheets and statements of stockholders’ equity and a component of total comprehensive loss in the condensed consolidated statements of comprehensive (loss) income, until realized. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive income, net of taxes. Realized gains and losses are included in investment income on a specific-identification basis. There were no material realized gains or losses on marketable securities for the three and six months ended June 30, 2021 or 2020.

Marketable securities at June 30, 2021 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$85,256	$2	$(7)	$85,251
Government securities	76,980	16	—	76,996
Corporate debt securities	541,713	11	(107)	541,617
Total Current	703,949	29	(114)	703,864

Non-current:
Government securities	25,000	—	(20)	24,980
Corporate debt securities	36,372	—	(39)	36,333
Total Non-current	61,372	—	(59)	61,313
Total marketable securities	$765,321	$29	$(173)	$765,177
Marketable securities at December 31, 2020 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$113,559	$134	$(21)	$113,672
Government securities	108,263	37	(8)	108,292
Corporate debt securities	223,461	140	(72)	223,529
Total Current	445,283	311	(101)	445,493

Non-current:
U.S. Treasuries	15,147	—	(10)	15,137
Government securities	26,831	8	—	26,839
Corporate debt securities	55,735	2	(105)	55,632
Total Non-current	97,713	10	(115)	97,608
Total marketable securities	$542,996	$321	$(216)	$543,101
As of June 30, 2021 and December 31, 2020, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale.
As of June 30, 2021 and December 31, 2020, we held 113 and 87 debt securities, respectively, that were in an unrealized loss position for less than one year. We did not record an allowance for credit losses as of June 30, 2021 and December 31, 2020 related to these securities. The aggregate fair value of debt securities in an unrealized loss position at June 30, 2021 and December 31, 2020 was $559.3 million and $299.0 million, respectively. There were no individual securities that were in a significant unrealized loss position as of June 30, 2021 and December 31, 2020. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We do not consider these marketable securities to be impaired as of June 30, 2021 and December 31, 2020.
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

The components of lease expense and other information related to leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Operating lease costs	$3.8	$3.8	$7.6	$7.6
Cash paid for amounts included in the measurement of operating lease liabilities	$3.6	$3.5	$7.2	$7.4
We have not entered into any material short-term leases or financing leases as of June 30, 2021.
As of June 30, 2021, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter were as follows:

(In thousands)
Remaining 2021	$6,039
2022	16,773
2023	18,126
2024	18,660
2025	19,507
Thereafter	44,385
Undiscounted minimum rental commitments	$123,490
Interest	(22,587)
Operating lease liabilities	$100,903
In arriving at the operating lease liabilities as of June 30, 2021 and December 31, 2020, we applied the weighted-average incremental borrowing rate of 5.7% for both periods over a weighted-average remaining lease term of 6.7 years and 7.2 years, respectively.
7. Accrued Expenses
Accrued expenses consist of the following:

(In thousands)	June 30, 2021	December 31, 2020
Accrued compensation	$10,559	$20,345
Accrued research and development costs	7,627	5,444
Accrued professional fees	3,075	2,897
Accrued other	14,793	2,115
Total accrued expenses	$36,054	$30,801

8. Share-Based Payments
2013 Stock Incentive Plan
In June 2013, our Board of Directors adopted and, in July 2013 our stockholders approved, the 2013 Stock Incentive Plan, or the 2013 Plan. The 2013 Plan became effective upon the closing of our initial public offering and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, or RSUs, performance-based share units, or PSUs, and other stock-based awards to employees, non-employees and non-employee directors. Following the adoption of the 2013 Plan, we granted no further stock options or other awards under the 2007 Stock Incentive Plan, or the 2007 Plan. Any options or awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remain outstanding and effective. As of June 30, 2021, the total number of shares reserved under the 2007 Plan and the 2013 Plan was 11,532,771, and we had 4,814,051 shares available for future issuance under the 2013 Plan.

Stock options
The following table presents stock option activity for the six months ended June 30, 2021:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2020	6,143,046	$58.46
Granted	999,488	56.17
Exercised	(677,154)	45.79
Forfeited/Expired	(1,213,538)	61.89
Outstanding at June 30, 2021	5,251,842	$58.87
Exercisable at June 30, 2021	3,412,161	$61.00
Vested and expected to vest at June 30, 2021	5,251,842	$58.87
At June 30, 2021, there was approximately $58.8 million of total unrecognized compensation expense related to unvested stock option awards, which we expect to recognize over a weighted-average period of approximately 2.6 years.
Restricted stock units
The following table presents RSU activity for the six months ended June 30, 2021:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2020	1,284,378	$50.78
Granted	785,094	56.02
Vested	(374,307)	57.74
Forfeited	(510,152)	51.84
Unvested shares at June 30, 2021	1,185,013	$51.60
As of June 30, 2021, there was approximately $47.2 million of total unrecognized compensation expense related to RSUs, which we expect to recognize over a weighted-average period of approximately 2.1 years.
Performance-based stock units
The following table presents PSU activity for the six months ended June 30, 2021:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2020	142,229	$54.28
Granted	121,000	56.68
Vested	—	—
Forfeited	(24,059)	49.49
Unvested shares at June 30, 2021	239,170	$55.98
Stock-based compensation expense associated with these PSUs is recognized if the underlying performance condition is considered probable of achievement using our management’s best estimates.
As of June 30, 2021, there was no unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered probable of achievement, and $13.4 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered not probable of achievement.

Market-based stock units
The following table presents market-based stock unit, or MSU, activity for the six months ended June 30, 2021:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2020	42,695	$41.50
Granted	—	—
Unvested shares at June 30, 2021	42,695	$41.50
The fair value of MSUs are estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the market condition. As of June 30, 2021, there was no remaining unrecognized compensation expense related to MSUs.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. We issued and sold 59,401 and 62,694 shares of common stock during the six months ended June 30, 2021 and 2020, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 1,345,454 shares of our common stock. As of June 30, 2021, we had 921,043 shares of common stock available for future issuance under the 2013 ESPP.
Stock-based compensation expense
Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Stock options	$8,789	$10,143	$17,185	$19,452
Restricted stock units	5,784	6,377	11,989	10,836
Performance-based stock units	—	425	—	1,760
Employee stock purchase plan	312	399	565	696
Other stock awards	—	270	—	540
Total stock-based compensation expense	$14,885	$17,614	$29,739	$33,284
Expenses related to stock options and stock-based awards were allocated as follows in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Research and development expense	$6,422	$7,594	$13,395	$14,593
Selling, general and administrative expense	8,463	10,020	16,344	18,691
Total stock-based compensation expense	$14,885	$17,614	$29,739	$33,284

9. Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net loss per share calculation, stock options, RSUs, PSUs and MSUs for which the performance and market vesting conditions, respectively, have been deemed probable, and 2013 ESPP shares are considered to be common stock equivalents, while PSUs and MSUs with performance and market vesting conditions, respectively, that were not deemed probable as of June 30, 2021 are not considered to be common stock equivalents.

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
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2021	2020
Stock options	5,251,842	6,749,373
Restricted stock units	1,185,013	1,290,875
Performance-based stock units	—	78,920
Employee stock purchase plan shares	29,422	13,430
Total common stock equivalents	6,466,277	8,132,598

10. Income Taxes
No income tax provision was recorded for the three months ended June 30, 2021. We recorded a provision for income taxes of $12.9 million for the six months ended June 30, 2021. No income tax provision was recorded for the three and six months ended June 30, 2020. The tax provision has been recorded within discontinued operations as it relates to the income tax impact on the sale of its oncology business to Servier. There is no income tax expense recorded in continuing operations for the three and six months ended June 30, 2021 and 2020, respectively. Cash taxes paid were $6.2 million for the six months ended June 30, 2021. No cash taxes were paid during the six months ended June 30, 2020.

11. Share Repurchase Program
On March 25, 2021, we announced that our board of directors authorized the Repurchase Program for the repurchase of up to $1.2 billion of our outstanding shares of common stock. On March 31, 2021, in connection with the Repurchase Program, we entered into a definitive share repurchase agreement with BMS to repurchase 7,121,658 shares of our common stock held by certain subsidiaries of BMS for an aggregate purchase price of $344.5 million, or $48.3785 per share. This repurchase was completed on April 5, 2021.
Further, on April 2, 2021, in connection with the Repurchase Program, we entered into a Rule 10b5-1 repurchase plan to which we may repurchase up to $600 million of shares of our common stock. As of June 30, 2021, we have repurchased approximately 3.4 million shares of common stock for $184.5 million, or $54.71 per share, under the plan with approximately $415.5 million remaining under the plan for additional repurchases. In total, as of June 30, 2021, we have repurchased 10.5 million common shares for $529.0 million under the Repurchase Program.
Repurchased shares are held as treasury stock until they are retired or re-issued. Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Repurchases of our common stock are accounted for as of the settlement date. There were no retirements or re-issuances of treasury stock during the three months ended June 30, 2021.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Information
The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020, and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management, and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, selling, general and administrative expenses, research and development expenses, the sufficiency of our cash for future operations and business activity disruption due to the COVID-19 pandemic. Words such as “anticipate,” “believe,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “predict,” “project,” “strategy,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “vision” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2020. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.
Overview
We are a biopharmaceutical company committed to transforming patients’ lives through scientific leadership in the field of cellular metabolism and adjacent areas of biology, with the goal of creating differentiated, small molecule medicines for genetically defined diseases, or GDDs. To address our focus areas, we take a systems biology approach to deeply understand disease states, drive the discovery and validation of novel therapeutic targets, and define patient selection strategies, thereby increasing the probability that our experimental medicines will have the desired therapeutic effect.
Sale of our Oncology Business to Servier
On March 31, 2021, we completed the sale of our oncology business to Servier Pharmaceuticals LLC, or Servier. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200 million in cash, if, prior to January 1, 2027, vorasidenib is granted new drug application, or NDA, approval from the U.S. Food and Drug Administration, or FDA, with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity. Servier also acquired our co-commercialization rights for Bristol Myers Squibb’s IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene Corporation, and following the sale Servier will conduct certain clinical development activities within the IDHIFA® development program.
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
Pyruvate Kinase Deficiency:
•ACTIVATE-T, a single arm, global, pivotal trial of mitapivat in regularly-transfused patients with PK deficiency. This trial has completed enrollment and we are conducting an extension study for previously enrolled patients, which is designed to evaluate the long-term safety, tolerability and efficacy of treatment with mitapivat.
•ACTIVATE, a 1:1 randomized, placebo-controlled, global, pivotal trial of mitapivat in patients with PK deficiency who do not receive regular transfusions. This trial has completed enrollment and we are conducting an extension study for previously enrolled patients, which is designed to evaluate the long-term safety, tolerability and efficacy of treatment with mitapivat.
•Pivotal trials in pediatric PK deficiency, which we expect to initiate in 2022.
Thalassemia:
•ENERGIZE and ENERGIZE-T, phase 3 trials of mitapivat in not-regularly-transfused and regularly-transfused adults with thalassemia, which we expect to initiate in the second half of 2021.
SCD:
•A phase 2/3 trial of mitapivat in patients with SCD, which we expect to initiate by the end of 2021.
We have worldwide development and commercial rights to mitapivat and expect to fund the future development and commercialization costs related to this program. The FDA and European Medicines Agency, or EMA, granted orphan drug designations for mitapivat for the treatment of patients with PK deficiency, and the FDA granted orphan drug designation for mitapivat for the treatment of patients with thalassemia and patients with SCD. In June 2021, we submitted an NDA for mitapivat to the FDA for the treatment of adults with PK deficiency in the United States and a marketing authorization application, or MAA, to the EMA for the treatment of adults with PK deficiency the European Union. We anticipate a potential commercial launch of mitapivat in the United States and the European Union in 2022 if we receive regulatory approvals. We also expect to continue to grow our U.S. commercial infrastructure and evaluate all options to maximize the patient impact and value of mitapivat globally, including strategic transactions. We are also developing AG-946, a next-generation activator of both the PKR and PKM2 isoforms of pyruvate kinase. PKR activation is specific to red blood cells and hemolytic anemias, while PKM2 activation occurs in other tissues which express this isoform, and is potentially important in a variety of disease indications.
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

Financial Operations Overview
Impact of COVID-19 on our Business
As of June 30, 2021, we have not experienced a significant financial or supply chain impact directly related to the COVID-19 pandemic but have experienced some disruptions to clinical operations, including timelines to complete patient enrollment in some of our clinical trials, as further described below. We are continuing to serve our customers while taking precautions to provide a safe work environment for our employees and customers. Our lab-based employees who need to be onsite to fulfill their job responsibilities have been onsite since late May 2020, and we have opened our Cambridge office to employees who prefer to work onsite. Our field-based employees engage with healthcare providers and other third parties remotely and, where local regulations allow, on a limited in-person basis. We are conducting our return to work program under strict guidelines as required by federal, state, and local authorities. We have been monitoring our supply chain network for disruptions due to the COVID-19 pandemic, and our third-party manufacturers remain largely unaffected, with any campaign delays experienced to date being limited to a few days in duration. Although global shipping continues to be disrupted due to the pandemic, we have not experienced a supply impact.
The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include changes in the duration, scope and severity of the pandemic, including and variant strains of the COVID-19 virus, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the supply, distribution and efficacy of vaccines, and the resumption of widespread economic activity. Any prolonged material disruption of our employees, suppliers, manufacturing, or customers could negatively impact our consolidated financial position, consolidated results of operations and consolidated cash flows. As a result, we may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.
General
Since inception, our operations have primarily focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, establishing a commercial infrastructure and, prior to the sale of our oncology business to Servier on March 31, 2021, marketing our approved products. Through March 31, 2021, we have financed our operations primarily through proceeds from the sale of our royalty rights, commercial sales of TIBSOVO®, funding received from our collaboration agreements, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings. Following the sale of our oncology business to Servier on March 31, 2021, we expect to finance our operations primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO®, a potential milestone payment from Servier if vorasidenib is approved by the FDA, and future potential sales of mitapivat if approved for marketing by regulatory authorities and successfully launched by us and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions.
We have historically incurred operating losses. Our net income for the six months ended June 30, 2021 was $1,788.1 million and our net loss for the six months ended June 30, 2020 was $130.7 million. As of June 30, 2021, we had an accumulated deficit of $55.4 million. The net income we generated in the six months ended June 30, 2021 was primarily due to the sale of our oncology business to Servier, which was consummated on March 31, 2021. Following the consummation of the sale of our oncology business, we expect to incur significant expenses and net losses until such time we are able to report profitable results. Our net losses may fluctuate significantly from year to year. We expect that we will continue to incur significant expenses as we continue to advance and expand clinical development activities for our lead programs: mitapivat, and AG-946; continue to discover and validate novel targets and drug product candidates; expand and protect our intellectual property portfolio; and hire additional commercial, development and scientific personnel.
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
•ACTIVATE-T, a single arm, global, pivotal trial of mitapivat in regularly-transfused patients with PK deficiency. The trial has completed enrollment. We reported in June 2021, in a full analysis of updated data, that this trial met its primary endpoint of a statistically significant and clinically meaningful reduction in transfusion burden and that improvements were also observed for certain patient reported outcomes. This trial has completed enrollment and we are conducting an extension study for previously enrolled patients, which is designed to evaluate the long-term safety, tolerability and efficacy of treatment with mitapivat.
•ACTIVATE, a 1:1 randomized, placebo-controlled, global, pivotal trial of mitapivat in patients with PK deficiency who do not receive regular transfusions. The trial has completed enrollment. We reported in June 2021, in a full analysis of updated data, that this trial met its primary endpoint of a statistically significant, sustained increase in hemoglobin compared to placebo. In addition, data from the trial demonstrated that treatment with mitapivat showed statistically significant improvement in key pre-specified secondary endpoints including patient reported outcomes This trial has completed enrollment and we are conducting an extension study for previously enrolled patients, which is designed to evaluate the long-term safety, tolerability and efficacy of treatment with mitapivat.
•A phase 2, open-label safety and efficacy clinical trial of mitapivat in adult patients with non-transfusion-dependent α- and β-thalassemia. The trial has completed enrollment We reported in June 2020 that this trial met its primary endpoint of hemoglobin increase of greater than or equal to 1.0 gram per deciliter from baseline at one or more assessments during weeks 4-12 of the trial.
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
We expect to initiate two phase 3 trials of mitapivat, ENERGIZE and ENERGIZE-T, in not regularly transfused and regularly transfused adults with thalassemia in the second half of 2021, and we expect to initiate a phase 2/3 trial of mitapivat in patients with SCD by the end of 2021. We expect to initiate pivotal trials in pediatric PK deficiency in 2022.

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
Comparison of the three and six months ended June 30, 2021 and 2020
Total Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Cost and expenses:
Research and development	$62,007	$54,086	$119,674	$109,445
Selling, general and administrative	29,215	29,178	62,765	60,849
Total Operating Expenses	$91,222	$83,264	$182,439	$170,294
Total Operating Expenses - Three Months ended June 30, 2021 vs. Three Months ended June 30, 2020 - The increase in total operating expenses of $8.0 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due an increase in research and development expenses of $7.9 million which is described below under Research and Development Expenses. Included in selling, general and administrative expenses is approximately $2.1 million of reimbursable transition related services we provided to Servier related to the sale of the oncology business.
Total Operating Expenses - Six Months ended June 30, 2021 vs. Six Months ended June 30, 2020 - The increase in total operating expenses of $12.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due an increase in research and development expenses of $10.2 million which is described below under Research and Development Expenses. Included in selling, general and administrative expenses is approximately $2.1 million of reimbursable transition related services we provided to Servier related to the sale of the oncology business.

Research and Development Expenses
Our research and development expenses, by major program, are outlined in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Mitapivat (PKR activator)	$17,049	$11,056	$29,413	$20,776
AG-946 (Next-Gen PKR activator)	2,258	2,432	4,029	4,838
Other research and platform programs	4,361	2,781	8,575	5,956
Total direct research and development expenses	23,668	16,269	42,017	31,570
Compensation and related expenses	22,396	26,036	49,149	52,971
Facilities and IT related expenses & other	11,539	11,781	24,104	24,904
Other expenses - transition services	4,404	—	4,404	—
Total indirect research and development expenses	38,339	37,817	77,657	77,875
Total research and development expense	$62,007	$54,086	$119,674	$109,445
Total Research and Development Expenses - Three Months ended June 30, 2021 vs. Three Months ended June 30, 2020 - The increase in total research and development expenses of $7.9 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to a $6.0 million increase in mitapivat costs due to start up costs for the planned phase 3 trials of mitapivat, ENERGIZE and ENERGIZE-T, the planned phase 2/3 trial of mitapivat in patients with SCD, and filing and launch preparation activities which includes $0.5 million in filing fees. Included in total indirect research and development expenses was $4.4 million of reimbursable transition related services we provided to Servier related to the sale of the oncology business for discovery, clinical development, technical operations, and commercial related activities which will continue for periods ranging from one month to approximately one year after March 31, 2021.
Total Research and Development Expenses - Six Months ended June 30, 2021 vs. Six Months ended June 30, 2020 - The increase in total research and development expenses of $10.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to a $8.6 million increase in mitapivat costs due to start up costs for the planned phase 3 trials of mitapivat, ENERGIZE and ENERGIZE-T, the planned phase 2/3 trial of mitapivat in patients with SCD, and filing and launch preparation activities which includes $0.5 million in filing fees. Included in total indirect research and development expenses was $4.4 million of reimbursable transition related services we provided to Servier related to the sale of the oncology business related to discovery, clinical development, technical operations, and commercial related activities which will continue for periods ranging from one month to approximately one year after March 31, 2021.
Other Income and Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Gain on sale of oncology business	$2,000	$—	$2,000	$—
Interest (expense) income, net	(92)	1,769	248	4,705
Other income, net	6,524	—	6,524	—
Other Income and Expense- Three Months ended June 30, 2021 vs. Three Months ended June 30, 2020 - The increase in other income, net primarily relates to approximately $6.5 million of reimbursable transition related services and fees for the sale of the oncology business. The increase in gain on sale of oncology business primarily relates to income from royalties on U.S. net sales of TIBSOVO® by Servier of approximately $2.0 million in the second quarter of 2021. The decrease in interest income, net is primarily attributable to a decrease in interest rates.
Other Income and Expense- Six Months ended June 30, 2021 vs. Six Months ended June 30, 2020 - The increase in other income, net primarily relates to approximately $6.5 million of reimbursable transition related services and fees for the sale of the oncology business in the second quarter of 2021. The increase in gain on sale of oncology business primarily relates to income from royalties on U.S. net sales of TIBSOVO® by Servier of approximately $2.0 million in the second quarter of 2021. The decrease in interest income, net is primarily attributable to a decrease in interest rates.

Loss from Operations and Net Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net loss from continuing operations	$(82,790)	$(81,495)	$(173,667)	$(165,589)
Net income (loss) from discontinued operations	(3,427)	(8,983)	1,961,775	34,855
Net income (loss)	(86,217)	(90,478)	1,788,108	(130,734)
Loss from Operations and Net Income (Loss) – Three Months ended June 30, 2021 vs. Three Months ended June 30, 2020 – The increase in net loss from continuing operations for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily driven by the higher research and development expenses discussed above under Research and Development Expenses, partially offset by $6.5 million of reimbursable transition related services and fees related to the sale of the oncology business and a $2.0 million gain on sale of oncology business related to income from royalties on U.S. net sales of TIBSOVO® by Servier, both occurring in the second quarter of 2021. The change in net loss from discontinued operations for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily driven by the sale of our oncology business to Servier in the first quarter of 2021, which significantly reduced revenues and expenses related to our oncology programs. The decrease in net income (loss) for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily driven by the increase in net loss from continuing operations discussed above, partially offset by a lower net loss from discontinued operations for the three months ended June 30, 2021 on the sale of the oncology business discussed above.
Loss from Operations and Net Income (Loss) – Six Months ended June 30, 2021 vs. Six Months ended June 30, 2020 – The increase in loss from continuing operations for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily driven by the higher research and development expenses discussed above under Research and Development Expenses, partially offset by $6.5 million of reimbursable transition related services and fees related to the sale of the oncology business and a $2.0 million gain on sale of oncology business related to income from royalties on U.S. net sales of TIBSOVO® by Servier, both occurring in the second quarter of 2021. The change in net income from discontinued operations and net income (loss) for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily driven by the sale of our oncology business to Servier for approximately $1.8 billion in cash in the first quarter of 2021, which is included within net income from discontinued operations.
Liquidity and Capital Resources
Sources of liquidity
Since our inception, and through June 30, 2021, we have funded our operations through proceeds from the sale of our oncology business, commercial sales of TIBSOVO®, upfront, milestone, extension, cost reimbursement and royalty payments related to our collaboration agreements, product sales, proceeds from the sale of our royalty rights, proceeds received from our issuance of preferred stock, our initial public offering and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings.
As of June 30, 2021, we had cash, cash equivalents and marketable securities of $1.7 billion. On March 25, 2021, we announced that our board of directors authorized the repurchase of up to $1.2 billion of our outstanding shares of common stock, or the Repurchase Program, using the proceeds from the sale of our oncology business to Servier. On March 31, 2021, in connection with the Repurchase Program, we entered into a definitive share repurchase agreement with Bristol-Myers Squibb Company, or BMS, to repurchase 7,121,658 shares of our common stock held by certain subsidiaries of BMS for an aggregate purchase price of $344.5 million, or $48.3785 per share. This repurchase was completed on April 5, 2021. Further, on April 2, 2021, in connection with the Repurchase Program, we entered into a Rule 10b5-1 repurchase plan pursuant to which we may repurchase up to $600 million of shares of our common stock. As of June 30, 2021, we have repurchased approximately 3.4 million shares of common stock for $184.5 million, or $54.71 per share, under the plan with approximately $415.5 million remaining under the plan for additional repurchases.
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
Cash flows
The following table provides information regarding our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(In thousands)	2021	2020
Net cash used in operating activities	$(238,043)	$(173,155)
Net cash provided by investing activities	1,575,928	130,594
Net cash (used in) provided by financing activities	(496,197)	257,488
Net change in cash and cash equivalents	$841,688	$214,927
Net cash used in operating activities. Cash used in operating activities of $238.0 million during the six months ended June 30, 2021, of which $159.2 million was used by continuing operations and $78.8 million was used by discontinued operations, was primarily due to cash received of $39.5 million from sales of TIBSOVO®, and $1.2 million in cost reimbursements related to our collaboration agreements with Celgene. These amounts were offset by operating expenses primarily driven by research and development costs described above under Research and Development Expenses.
Cash used in operating activities of $173.2 million during the six months ended June 30, 2020, of which $136.2 million was used by continuing operations and $37.0 million was used by discontinued operations, was primarily due to cash received $52.3 million from sales of TIBSOVO®, $9.6 million in royalty payments and cost reimbursements under our collaboration agreements with Celgene, $4.8 million in interest received, and $1.8 million in cost reimbursement related to our collaboration agreement with CStone. These amounts were offset by decreased operating expenses driven by lower research and development costs described above in Research and Development Expenses partially offset by increased staffing needs due to our expanding operations.
Net cash provided by investing activities. Cash provided by investing activities of $1.6 billion for the six months ended June 30, 2021, of which $227.0 million was used by operating activities and $1.8 billion was provided by discontinued operations, was primarily due to the approximately $1.8 billion in cash proceeds received from the sale of our oncology business to Servier that was completed on March 31, 2021, partially offset by lower proceeds from maturities and sales of marketable securities than purchases of marketable securities. Cash provided by investing activities of $130.6 million for six months ended June 30, 2020, of which approximately all was provided by operating activities and $348.0 thousand was used by discontinued operations, was primarily the result of higher proceeds from maturities and sales of marketable securities than purchases of marketable securities, offset by $8.7 million in purchases of property and equipment.
Net cash (used in) provided by financing activities. Cash used in financing activities for the six months ended June 30, 2021, of which all was provided by operating activities and none was used by discontinued operations, was primarily the result of $529.0 million in common stock repurchases in the second quarter of 2021 under our Repurchase Program, partially offset by the $33.0 million of proceeds received from stock option exercises and purchases made pursuant to our 2013 ESPP. Cash provided by financing activities for the six months ended June 30, 2020, of which $7.0 million was provided by continuing operations and $250.5 million was provided by discontinued operations, was primarily the result of net proceeds of $250.5 million from the sale of our tiered, sales-based royalty rights on worldwide net sales of IDHIFA® (enasidenib) and our ex-US regulatory milestones to Royalty Pharma in June 2020 and $7.1 million of proceeds received from stock option exercises and purchases made pursuant to our 2013 ESPP.
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
We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2021, will enable us to execute our operating plan through major catalysts and to cash-flow positivity without the need to raise additional equity. Our future capital requirements will depend on many factors, including:
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO®, a potential milestone payment from Servier if vorasidenib is approved by the FDA and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, in connection with potential future strategic transactions, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We do not have any committed external source of funds other than the potential milestone and royalty payments that we are eligible to receive under our purchase agreement with Servier. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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
During the three and six months ended June 30, 2021, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of June 30, 2021 and December 31, 2020, we had cash, cash equivalents and marketable securities of $1.7 billion and $670.5 million, respectively. Our marketable securities consist primarily of investments in U.S. Treasuries, government securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point change in interest rates would have a material effect on the fair market value of our investment portfolio.

We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs located in Asia and Europe that are denominated in foreign currencies, and we are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2021 and December 31, 2020, liabilities denominated in foreign currencies were immaterial.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
On March 25, 2021, we announced that our board of directors authorized a share repurchase program to purchase up to $1.2 billion of our outstanding shares of common stock, or the Repurchase Program, using the proceeds from the sale of our oncology business to Servier. On March 31, 2021, we entered into a definitive share repurchase agreement with BMS, to repurchase 7,121,658 shares of our common stock held by certain subsidiaries of BMS for an aggregate purchase price of $344.5 million, or $48.3785 per share. The repurchase was completed on April 5, 2021. Further, on April 2, 2021, in connection with the Repurchase Program, we entered into a Rule 10b5-1 repurchase plan pursuant to which we may repurchase up to $600 million of shares of our common stock. As a result, during the three months ended June 30, 2021, we made the following modifications to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, including changes to accounting policies and procedures, operational processes, and documentation practices that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:
•updated our policies and procedures related to identification of accounts related to the share repurchase and added documentation processes related to accounting for the share repurchases;
•added internal controls over the accounting for the share repurchases; and
•added controls to address related disclosures for the share repurchases
Other than the items described above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We may not be able to realize the anticipated benefits of the recent sale of our oncology business to Servier, including deploying the proceeds to expand our GDD business, and we may face new challenges as a smaller, less diversified company.
•If our existing capital is insufficient to fund our operations through major catalysts and until such time when we can generate positive cash flow, we will need to raise capital, and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
•We have historically incurred operating losses. We expect to incur losses in the future and may never achieve or maintain profitability. Our net income for the six months ended June 30, 2021 was $1,788.1 million and our net loss for the six months ended June 30, 2020 was $130.7 million. The net income we generated in the six months ended June 30, 2021 was primarily due to the sale of our oncology business to Servier, which was consummated on March 31, 2021. As of June 30, 2021, we had an accumulated deficit of $55.4 million.
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
Upon closing of the sale of our oncology business to Servier, Servier assumed certain liabilities with respect to the oncology business and paid to us: approximately $1.8 billion in cash, net of certain adjustments for the working capital of the oncology business at the time of closing of the transaction and amounts for a representation and warranty insurance policy. In addition, Servier will pay to us:
•$200 million in cash if, prior to January 1, 2027, vorasidenib is granted approval for a new drug application, or NDA, from the FDA with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an IDH1 or IDH2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval);
•a royalty payment of 5% of the U.S. net sales (as defined in the purchase agreement with Servier) of TIBSOVO® from the completion of the transaction through loss of exclusivity of TIBSOVO®; and
•a royalty payment of 15% of the U.S. net sales (as defined in the purchase agreement with Servier) of vorasidenib from its first commercial sale through loss of exclusivity of vorasidenib.
The contingent consideration described above is subject to various risks and uncertainties.
Whether the regulatory approval milestone will be achieved prior to January 1, 2027 is subject to various risks and uncertainties, many of which are outside of the control of the parties, including adverse clinical developments with respect to vorasidenib.
In addition, we cannot predict what success, if any, Servier may have in the United States with respect to sales of TIBSOVO® and vorasidenib, if approved, and, therefore, the amount of royalty payments that we can expect to receive from Servier under the terms of the purchase agreement prior to the loss of exclusivity of these products. The royalty payments are also subject to deductions and other adjustments under the terms of the purchase agreement, the amounts of which are uncertain as of the date of this Quarterly Report on Form 10-Q.
We may not be able to realize the anticipated benefits of the recent sale of our oncology business to Servier and we may face new challenges as a smaller, less diversified company.
We may not be able to realize the anticipated benefits from the recent sale of our oncology business to Servier, including deploying the proceeds from the transaction to expand our GDD business. Our ability to realize the anticipated benefits of the transaction and the success of the GDD business is subject to various risks and uncertainties, including the possibility of adverse clinical and other developments in respect of mitapivat or other pipeline products of the GDD business, the possibility that we may not be able to successfully develop and commercialize products based on PK activation and cellular metabolism and unanticipated changes in applicable laws and regulations that may adversely affect the GDD business.
We developed most of our initial products and product candidates for the treatment of various types of cancer. The sale of our oncology business to Servier, including all of our approved products, resulted in us being a smaller, less diversified company with a more limited business concentrated on product candidates for the treatment of GDDs. As a result, we may be more susceptible to changing market conditions, including fluctuations and risks particular to the markets for patients with GDDs, than a more diversified company, which could adversely affect our business, financial condition and results of operations. In addition, the diversification of our revenues, costs and cash flows will diminish following the transaction, such that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments or satisfy other financial commitments may be diminished.
We may also face new challenges with maintaining employee morale, retaining key management and other employees and attracting new employees and retaining existing business and operational relationships, including with third parties, employees and other counterparties that otherwise prefer to transact with larger companies (or will only transact with smaller companies on less favorable terms).
We have broad discretion as to the use of the proceeds from the sale of our oncology business to Servier, and we may not use the proceeds effectively.
We have broad discretion with respect to the use of proceeds of the sale of our oncology business to Servier. The results and effectiveness of the use of proceeds, including the repurchase of up to $1.2 billion of our outstanding shares of common stock, are uncertain, and we could spend the proceeds in ways that do not improve our remaining business, financial condition or results of operations. Our failure to apply these funds effectively could have an adverse effect on its business, financial condition and results of operations.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO®, a potential milestone payment from Servier if vorasidenib is approved by the FDA and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, in connection with potential future strategic transactions, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We do not have any committed potential external source of funds other than the potential milestone and royalty payments that we are eligible to receive under our Purchase Agreement with Servier. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may require us to enter into agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.
If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.
If our existing capital is insufficient to execute our operating plan through major catalysts and to cash-flow positivity, we will need to raise capital, and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
We expect to incur significant expenses as we continue to advance our ongoing activities. We expect to execute our operating plan through major catalysts and to cash-flow positivity without the need to raise additional equity. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds. Our future capital requirements will depend on many factors, including:
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
We have historically incurred operating losses. Our net income for the six months ended June 30, 2021 was $1.8 billion and our net loss for the six months ended June 30, 2020 was $130.7 million. The net income we generated in the six months ended June 30, 2021 was primarily due to the sale of our oncology business to Servier, which was consummated on March 31, 2021. As of June 30, 2021, we had an accumulated deficit of $55.4 million. Prior to the sale of our oncology business to Servier, we had generated only modest revenue from sales of TIBSOVO® and, prior to our sale to Royalty Pharma, or RPI, of our royalty rights to IDHIFA®, royalties on sales of IDHIFA®. Other than the FDA approvals of TIBSOVO® (for the treatment of IDH1 mutant-positive adult patients with relapsed or refractory acute myeloid leukemia, R/R AML, or newly diagnosed AML who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy) and IDHIFA® (for the treatment of IDH2 mutant-positive adult patients with R/R AML), the rights to both of which we have sold to Servier, we have not obtained marketing approval for any of our product candidates, all of which are in preclinical or clinical development stages. We have financed our operations primarily through public offerings of our common stock and our collaboration agreements with Celgene and have devoted substantially all of our efforts to research and development. Following the sale of our oncology business to Servier on March 31, 2021, we expect to finance our operations primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO®, a potential milestone payment from Servier if vorasidenib is approved by the FDA, future potential sales of mitapivat, if approved for marketing by regulatory authorities and successfully launched by us and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. We expect to continue to incur significant expenses and net losses until such time as we are able to report profitable results. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that we will incur significant expenses if and as we:
•initiate and continue clinical trials for our product candidates; continue our research and preclinical development of our product candidates and seek to identify additional product candidates;
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
Our ability to generate product revenue will depend heavily on the successful clinical development and eventual commercialization of our current and any future product candidates, including our lead product candidate mitapivat. We have invested a significant portion of our efforts and financial resources in the identification of our product candidates and development of our most advanced programs, including mitapivat, In June 2021, we submitted an NDA to the FDA for mitapivat for the treatment of adults with PK deficiency and a MAA, for mitapivat in adults with PK deficiency to the EMA.
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
In response to the COVID-19 pandemic, we were required to close our facilities except for a limited number of essential facilities and laboratory staff. We recently opened our Cambridge office to employees who prefer to work onsite all or some of the time, and our field-based employees engage with healthcare providers and other third parties remotely and, where local regulations allow, on a limited in-person basis.
We may face disruptions that may affect our ability to initiate and complete clinical trials including disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates and laboratory supplies for planned and ongoing clinical trials, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. We have enrolled, and seek to enroll, patients in our clinical trials at sites located both in the United States and internationally. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis has been and may continue to be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. We have faced and expect to continue to face difficulties recruiting or retaining patients in our ongoing clinical trials because of the pandemic. Patients enrolled in our clinical trials may be unable or unwilling to visit clinical trial sites which may impact the collection of important clinical trial data and has, and may continue to, necessitate remote data verification. In addition, limitations in the ability to visit sites has affected, and may continue to adversely affect, our enrollment timelines for our clinical trials, and may adversely affect the timing of completion of our clinical trials or our ability to complete clinical trials in a fully compliant manner. Additionally, the potential suspension of clinical trial activity at clinical trial sites may have an adverse impact on our clinical trial plans and timelines.
We have faced and may continue to face disruptions in our ability to prepare and submit applications to regulatory authorities for drug approvals and to build and maintain a commercial infrastructure for our product candidates. We may face manufacturing disruptions or disruptions related to the ability to obtain necessary institutional review board or other necessary site approvals, as well as other delays at clinical trial sites.
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
In addition, some of our competitors may have ongoing or planned clinical trials for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For example, Rocket Pharma LTD, or Rocket Pharma, is developing a gene therapy targeting PK deficiency; Vertex Pharmaceuticals Incorporated, or Vertex, is developing a gene therapy targeting SCD; Imara Inc., or Imara, is developing molecules for the treatment of beta thalassemia and SCD; and Forma Therapeutics Holdings, Inc., or Forma, is developing a PKR activator for the treatment of hemolytic anemias, including PK deficiency and SCD. Competition for eligible patients may make it particularly difficult for us to enroll enough patients to complete our clinical trials for our product candidates in a timely and cost-effective manner.
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
We have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for approved medicines for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to other third parties. Although we had established sales and marketing capabilities to support our co-promotion efforts for IDHIFA® and our sales of TIBSOVO® prior to the sale of our oncology business to

Servier, we are in the process of building our sales and marketing infrastructure to sell, or participate in sales activities with any collaborators for, our other product candidates if and when they are approved.
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
If the FDA does not grant our products, if and when approved, appropriate periods of data exclusivity before approving generic versions of our products, the sales of our products could be adversely affected.
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
Our reliance on third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our responsibility to comply with any such standards. We and these third parties are required to comply with current good clinical practices, or cGCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you a given regulatory authority will determine that any of our clinical trials comply with cGCP regulations. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a U.S. government-sponsored database,

clinicaltrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
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
Although we had long-term supply agreements in place for commercial supply of TIBSOVO® with third-party manufacturers prior to the sale of our oncology business to Servier, we may be unable to establish similar long-term supply agreements with third-party manufacturers with respect to our GDD product candidates or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
•reliance on the third party for regulatory compliance, quality assurance, environmental and safety and pharmacovigilance reporting;
•the possible breach of the manufacturing agreement by the third party; and
•the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.
Third-party manufacturers may not be able to comply with current good manufacturing practices, or cGMP. regulations or similar regulatory requirements on a global basis. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or medicines, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.
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
The FDA, EMA and other foreign regulatory authorities have substantial discretion in the approval process. Accordingly, it is possible that the FDA or EMA may refuse to accept for substantive review any NDA, sNDA or MAA that we submit for our product candidates, or may conclude after review of our data that our marketing application is insufficient to obtain marketing approval of our product candidates, including with respect to the NDA and MAA that we submitted to the FDA and EMA, respectively, in June 2021. If the FDA or EMA does not accept or approve our applications for any of our product candidates, the applicable regulator may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before reconsidering our applications. Depending on the extent of these or any other FDA- or EMA-required trials or studies, approval of any marketing applications that we submit may be delayed by several years, or may require us to expend more resources than we planned. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA or EMA to approve any marketing applications. We may not be successful in obtaining FDA or EMA approval of our product candidates on a timely basis, or ever. We have limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process, and failure to obtain marketing approval for our product candidates will prevent us from commercializing the product candidate in the applicable jurisdictions.
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
Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On November 10, 2020, the Supreme Court heard oral arguments as to whether the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the ACA. On June 17, 2021, the Supreme Court struck down the lower court rulings, finding that the plaintiffs did not have standing to challenge the ACA’s minimum essential coverage provision at issue in the case.
The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden revoked these Orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. This Executive Order also directs the U.S. Department of Health and Human Services to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic. We cannot predict how federal agencies will respond to such Executive Orders.
The costs of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to considerable legislative and executive actions and could impact the prices we obtain for our drug products, if and when approved.
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
Recruiting and retaining qualified scientific, clinical, manufacturing, regulatory and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and universities and research institutions for similar personnel. Our consultants and advisors, including our scientific co-founders, who assist us in formulating our research and development and commercialization strategy may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. We also cannot be sure of the effect that the recent sale of our oncology business to Servier will have on our ability to retain and hire key personnel. Our current and prospective employees may feel uncertain about their roles with us now that we are a smaller company focused on GDDs, which may have an adverse effect on our ability to attract or retain key management personnel or other key employees. Furthermore, the ongoing COVID-19 pandemic and our flexible workplace policy allowing employees to work from home may make it difficult for us to maintain our corporate culture.
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
•the results of our efforts to develop additional product candidates;
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
As of June 30, 2021, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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
On March 25, 2021, we announced that our board of directors authorized the Repurchase Program for the repurchase of up to $1.2 billion of our outstanding shares of common stock. On March 31, 2021, in connection with the Repurchase Program, we entered into a definitive share repurchase agreement with BMS to repurchase 7,121,658 shares of our common stock held by certain subsidiaries of BMS for an aggregate purchase price of $344.5 million, or $48.3785 per share. This repurchase was completed on April 5, 2021. Further, on April 2, 2021, in connection with the Repurchase Program, we entered into a Rule 10b5-1 repurchase plan to which we may repurchase up to $600 million of shares of our common stock. As of June 30, 2021, we have repurchased approximately 3.4 million shares of common stock for $184.5 million, or $54.71 per share, under the plan with approximately $415.5 million remaining under the plan for additional repurchases. In total, as of June 30, 2021, we have repurchased 10.5 million common shares for $529.0 million under the Repurchase Program. The amount and timing of share repurchases are subject to capital availability, our cash balances and future capital requirements and our determination that share repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our applicable agreements. A reduction in repurchases under, or the completion of, our share Repurchase Program could have a negative effect on our stock price. We can provide no assurance that we will repurchase shares at favorable prices, if at all.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On March 25, 2021, we announced that our board of directors authorized a share repurchase program to purchase up to $1.2 billion of our outstanding shares of common stock, or the Repurchase Program. Under the Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated block sales and through Rule 10b5-1 repurchase plans. The Repurchase Program has no expiration date.
On March 31, 2021, in connection with the Repurchase Program, we entered into a definitive share repurchase agreement with BMS to repurchase 7,121,658 shares of our common stock held by certain subsidiaries of BMS for an aggregate purchase price of $344.5 million, or $48.3785 per share. This repurchase was completed on April 5, 2021. On April 2, 2021, in connection with the Repurchase Program, we entered into a Rule 10b5-1 repurchase plan to repurchase up to $600 million of shares of our common stock of the $1.2 billion shares authorized. As of June 30, 2021, we have repurchased approximately 3.4 million shares of common stock for $184.5 million, or $54.71 per share, under the plan. In total, as of June 30, 2021, we have repurchased 10.5 million common shares for $529.0 million under the Repurchase Program.
The amount and timing of share repurchases are subject to capital availability, our cash balances and future capital requirements and our determination that share repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our applicable agreements.
The table below summarizes the repurchases made under our Repurchase Program during the three months ended June 30, 2021:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2021 through April 30, 2021	8,804,811	$49.49	8,804,811	$764.2
May 1, 2021 through May 31, 2021	1,445,747	$55.10	1,445,747	$684.6
June 1, 2021 through June 30, 2021	243,410	$55.89	243,410	$671.0
Total	10,493,968	$50.41	10,493,968
(1) All shares repurchased by us during the three months ended June 30, 2021 were repurchased pursuant to the Repurchase Program, as described above.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation	8-K	001-36014	July 30, 2013	3.1
3.2	Second Amended and Restated By-Laws	8-K	001-36014	December 19, 2018	3.1
31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are not embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)					X

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

AGIOS PHARMACEUTICALS, INC.

July 29, 2021	By:	/s/ Jacqualyn A. Fouse
Jacqualyn A. Fouse, Ph.D. Chief Executive Officer (principal executive officer)

July 29, 2021	By:	/s/ Jonathan Biller
Jonathan Biller Chief Financial Officer and Head of Legal and Corporate Affairs (principal financial officer)