Form 10-Q
period 2021-09-30
AGIOS PHARMACEUTICALS, INC.
filed 2021-11-03
CIK 1439222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 29, 2021: 54,308,474

AGIOS PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)
AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$400,224	$127,436
Marketable securities	865,833	445,493
Other receivable	6,990	—
Prepaid expenses and other current assets	32,238	15,889
Current assets of discontinued operations	—	47,859
Total current assets	1,305,285	636,677
Marketable securities	130,139	97,608
Operating lease assets	77,532	84,661
Property and equipment, net	25,342	30,815
Financing lease assets	300	590
Other non-current assets	2,900	—
Non-current assets of discontinued operations	—	2,601
Total assets	$1,541,498	$852,952
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,308	$17,724
Accrued expenses	29,234	30,801
Operating lease liabilities	9,883	7,093
Financing lease liabilities	412	317
Taxes payable	8,059	—
Current liabilities of discontinued operations	—	38,459
Total current liabilities	57,896	94,394
Operating lease liabilities, net of current portion	88,840	97,458
Financing lease liabilities, net of current portion	—	331
Non-current liabilities of discontinued operations	—	261,269
Total liabilities	146,736	453,452
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 70,515,336 shares issued and 54,715,184 outstanding at September 30, 2021, and 69,293,920 shares issued and outstanding at December 31, 2020	71	69
Additional paid-in capital	2,322,460	2,242,801
Accumulated other comprehensive (loss) income	(198)	105
Accumulated deficit	(144,133)	(1,843,475)
Treasury stock, at cost (15,800,152 shares at September 30, 2021 and no shares at December 31, 2020)	(783,438)	—
Total stockholders’ equity	1,394,762	399,500
Total liabilities and stockholders’ equity	$1,541,498	$852,952
    See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Cost and expenses:
Research and development	$64,000	$51,943	$183,674	$161,388
Selling, general and administrative	27,152	28,347	89,917	89,196
Total cost and expenses	91,152	80,290	273,591	250,584
Loss from operations	(91,152)	(80,290)	(273,591)	(250,584)
Gain on sale of oncology business	1,996	—	3,996	—
Interest income, net	256	1,115	504	5,820
Other income, net	4,641	—	11,165	—
Net loss from continuing operations	(84,259)	(79,175)	(257,926)	(244,764)
Net (loss) income from discontinued operations, net of tax	(4,507)	(19,804)	1,957,268	15,051
Net (loss) income	$(88,766)	$(98,979)	$1,699,342	$(229,713)
Net loss from continuing operations per share - basic and diluted	$(1.48)	$(1.15)	$(4.13)	$(3.55)
Net (loss) income from discontinued operations per share - basic and diluted	$(0.08)	$(0.29)	$31.31	$0.22
Net (loss) income per share - basic and diluted	$(1.56)	$(1.43)	$27.19	$(3.33)
Weighted-average number of common shares used in computing net loss per share from continuing operations, net (loss) income per share from discontinued operations and net (loss) income per share – basic and diluted	57,048,175	69,144,061	62,503,087	68,905,853

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net (loss) income	$(88,766)	$(98,979)	$1,699,342	$(229,713)
Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale securities	(54)	(973)	(303)	461
Comprehensive (loss) income	$(88,820)	$(99,952)	$1,699,039	$(229,252)

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2020	69,293,920	$69	$2,242,801	$105	$(1,843,475)	—	$—	$399,500
Common stock issued under stock incentive plan and ESPP	518,285	1	7,346	—	—	—	—	7,347
Stock-based compensation expense	—	—	14,854	—	—	—	—	14,854
Other comprehensive loss	—	—	—	(108)	—	—	—	(108)
Net income	—	—	—	—	1,874,325	—	—	1,874,325
Disposition of oncology business	—	—	712	—	—	—	—	712
Balance at March 31, 2021	69,812,205	$70	$2,265,713	$(3)	$30,850	—	$—	$2,296,630
Common stock issued under stock incentive plan and ESPP	592,577	$—	$25,673	$—	$—	—	$—	$25,673
Stock-based compensation expense	—	—	14,885	—	—	—	—	14,885
Repurchase of common stock	—	—	—	—	—	(10,493,968)	(529,047)	(529,047)
Other comprehensive loss	—	—	—	(141)	—	—	—	(141)
Net loss	—	—	—	—	(86,217)	—	—	(86,217)
Disposition of oncology business	—	—	33	—	—	—	—	33
Balance at June 30, 2021	70,404,782	$70	$2,306,304	$(144)	$(55,367)	(10,493,968)	$(529,047)	$1,721,816
Common stock issued under stock incentive plan and ESPP	110,554	$1	$4,008	$—	$—	—	$—	$4,009
Stock-based compensation expense	—	—	12,148	—	—	—	—	12,148
Repurchase of common stock	—	—	—	—	—	(5,306,184)	(254,391)	(254,391)
Other comprehensive loss	—	—	—	(54)	—	—	—	(54)
Net loss	—	—	—	—	(88,766)	—	—	(88,766)
Balance at September 30, 2021	70,515,336	$71	$2,322,460	$(198)	$(144,133)	(15,800,152)	$(783,438)	$1,394,762
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance at December 31, 2019	68,401,105	$68	$2,156,363	$202	$(1,516,105)	$640,528
Common stock issued under stock incentive plan and ESPP	388,820	1	5,464	—	—	5,465
Stock-based compensation expense	—	—	15,670	—	—	15,670
Other comprehensive loss	—	—	—	(128)	—	(128)
Net loss	—	—	—	—	(40,256)	(40,256)
Disposition of oncology business	—	—	4,020	—	—	4,020
Balance at March 31, 2020	68,789,925	$69	$2,181,517	$74	$(1,556,361)	$625,299
Common stock issued under stock incentive plan and ESPP	268,771	$—	$1,652	$—	$—	$1,652
Stock-based compensation expense	—	—	17,614	—	—	17,614
Other comprehensive income	—	—	—	1,562	—	1,562
Net loss	—	—	—	—	(90,478)	(90,478)
Disposition of oncology business	—	—	2,816	—	—	2,816
Balance at June 30, 2020	69,058,696	$69	$2,203,599	$1,636	$(1,646,839)	$558,465
Common stock issued under stock incentive plan and ESPP	139,367	$—	$3,532	$—	$—	$3,532
Stock-based compensation expense	—	—	14,977	—	—	14,977
Other comprehensive loss	—	—	—	(973)	—	(973)
Net loss	—	—	—	—	(98,979)	(98,979)
Disposition of oncology business	—	$—	$3,430	$—	$—	$3,430
Balance at September 30, 2020	69,198,063	$69	$2,225,538	$663	$(1,745,818)	$480,452
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2021	2020
Operating activities
Net income (loss)	$1,699,342	$(229,713)
Less: Net Income from discontinued operations	1,957,268	15,051
Net loss from continuing operations	(257,926)	(244,764)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	7,038	7,202
Stock-based compensation expense	41,887	48,261
Net amortization of premium (accretion of discount) on marketable securities	5,326	1,521
Loss on disposal of property and equipment	9	—
Non-cash operating lease expense	7,129	6,691
Changes in operating assets and liabilities:
Other receivables	(6,990)	—
Prepaid expenses and other current and non-current assets	(19,249)	(1,231)
Accounts payable	(3,337)	(3,056)
Accrued expenses and other current liabilities	(2,667)	(1,317)
Operating lease liabilities	(5,315)	(6,112)
Net cash used in operating activities - continuing operations	(234,095)	(192,805)
Net cash used in operating activities - discontinued operations	(89,132)	(48,557)
Net cash used in operating activities	(323,227)	(241,362)
Investing activities
Purchases of marketable securities	(951,411)	(430,624)
Proceeds from maturities and sales of marketable securities	492,911	448,866
Purchases of property and equipment	(1,239)	(13,544)
Net cash (used in) provided by investing activities - continuing operations	(459,739)	4,698
Net cash provided by (used in) investing activities - discontinued operations	1,802,936	(348)
Net cash provided by investing activities	1,343,197	4,350
Financing activities
Payments on financing lease obligations	(773)	(250)
Purchase of treasury stock	(783,438)	—
Net proceeds from stock option exercises and employee stock purchase plan	37,029	10,649
Net cash (used in) provided by financing activities - continuing operations	(747,182)	10,399
Net cash provided by financing activities - discontinued operations	—	250,537
Net cash (used in) provided by financing activities	(747,182)	260,936
Net change in cash and cash equivalents	272,788	23,924
Cash and cash equivalents at beginning of the period	127,436	80,931
Cash and cash equivalents at end of the period	$400,224	$104,855
Supplemental disclosure of non-cash investing and financing transactions
Additions to property and equipment in accounts payable and accrued expenses	$486	$185
Operating lease liabilities arising from obtaining operating lease assets	$—	$—
Financing lease liabilities arising from obtaining financing lease assets	$511	$—

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
We recorded income from royalties of approximately $2.0 million and $4.0 million on U.S. net sales of TIBSOVO® by Servier in the gain on sale of oncology business line item within the condensed consolidated statements of operations, for the three and nine months ended September 30, 2021, respectively.
Basis of presentation
The condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations, comprehensive (loss) income and stockholders' equity for the three and nine months ended September 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of September 30, 2021, our results of operations and stockholders' equity for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and nine-month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The condensed consolidated balance sheet data as of December 31, 2020 was derived from our audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the Securities and Exchange Commission, or the SEC, on February 25, 2021.
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
Liquidity
On March 31, 2021, we completed the sale of our oncology business to Servier, and received approximately $1.8 billion in cash at closing. In connection with the sale, on March 25, 2021, we announced that our board of directors authorized the repurchase of up to $1.2 billion of our outstanding shares of common stock, or the Repurchase Program, using the proceeds from the sale of our oncology business to Servier. On March 31, 2021, in connection with the Repurchase Program, we entered into a definitive share repurchase agreement with Bristol-Myers Squibb Company, or BMS, to repurchase 7,121,658 shares of our common stock held by certain subsidiaries of BMS for an aggregate purchase price of $344.5 million, or $48.3785 per share. This repurchase was completed on April 5, 2021. Further, on April 2, 2021, in connection with the Repurchase Program, we entered into a Rule 10b5-1 repurchase plan pursuant to which we may repurchase up to $600 million of shares of our common stock. As of September 30, 2021, we have repurchased approximately 8.7 million shares for $438.9 million, or $50.57 per share, under the plan. In total, as of September 30, 2021, we have repurchased 15.8 million shares of common stock for $783.4 million, or $49.58 per share, under the Repurchase Program.
As of September 30, 2021, we had cash, cash equivalents and marketable securities of $1.4 billion. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities will be sufficient to fund current operations for at least the next twelve months from the issuance date of these financial statements.
2. Summary of Significant Accounting Policies
Discontinued Operations
We accounted for the sale of our oncology business in accordance with Accounting Standards Codification, ASC, 205 Discontinued Operations and Accounting Standards Update, ASU, No. 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity. We followed the held-for-sale criteria as defined in ASC 360 and ASC 205. ASC 205 requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the unaudited condensed consolidated statements of operations. Assets and liabilities are also reclassified into separate line items on the related condensed consolidated balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations.
Due to the sale of the oncology business during the first quarter of 2021, in accordance with ASC 205, Discontinued Operations, we have classified the results of the oncology business as discontinued operations in our unaudited condensed consolidated statements of operations and cash flows for all periods presented, see Note 3, Discontinued Operations. All assets and liabilities associated with our oncology business were therefore classified as assets and liabilities of discontinued operations in our condensed consolidated balance sheets for the periods presented. All amounts included in the notes to the unaudited condensed consolidated financial statements relate to continuing operations unless otherwise noted.
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
The following table presents the assets and liabilities of the discontinued operations as of December 31, 2020:

(in thousands)	December 31, 2020
Assets
Current assets:
Accounts receivable, net	$21,328
Collaboration receivable – related party	2,123
Collaboration receivable – other	1,948
Inventory	14,698
Prepaid expenses and other current assets	7,762
Total current assets of discontinued operations	47,859
Other non-current assets	2,601
Total assets of discontinued operations	$50,460
Liabilities
Current liabilities:
Accounts payable	$9,120
Accrued expenses	29,339
Total current liabilities of discontinued operations	38,459
Liability related to the sale of future revenue, net of debt issuance costs	261,269
Total liabilities of discontinued operations	$299,728

The following table presents the net liabilities transferred for the sale oncology business for the quarter ended March 31, 2021:

(in thousands)	March 31, 2021
Assets
Current assets:
Accounts receivable, net	$25,386
Collaboration receivable – related party	2,253
Collaboration receivable – other	2,438
Inventory	16,190
Prepaid expenses and other current assets	7,125
Total current assets of discontinued operations	53,392
Other non-current assets	2,234
Total assets of discontinued operations	$55,626

Liabilities
Current liabilities:
Accounts payable	$4,245
Accrued expenses	30,288
Total current liabilities of discontinued operations	34,533
Liability related to the sale of future revenue, net of debt issuance costs	264,281
Total liabilities of discontinued operations	298,814
Net liabilities distributed to Servier	$(243,188)
The following table presents the gain on the sale for the nine months ended September 30, 2021:

(in thousands)	September 30, 2021
Cash proceeds	$1,802,936
Less: transaction and insurance costs	(53,573)
Less: net liabilities distributed	(239,770)
Gain on sale, pre-tax	1,989,133
Income tax expense	(16,756)
Gain on sale, net of tax	$1,972,377
As of September 30, 2021, there were no assets or liabilities classified as discontinued operations.

The following table presents the financial results of the discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenues:
Product revenue, net	$—	$31,716	$36,909	$81,971
Collaboration revenue – related party	—	1,206	1,350	67,038
Collaboration revenue – other	—	1,101	491	2,786
Royalty revenue – related party	—	683	2,659	7,356
Total revenue	—	34,706	41,409	159,151
Cost and expenses:
Cost of sales	—	638	706	1,846
Research and development	—	37,612	41,564	110,340
Selling, general and administrative	—	6,493	8,551	20,096
Total cost and expenses	—	44,743	50,821	132,282
(Loss) income from discontinued operations	—	(10,037)	(9,412)	26,869
Non-cash interest expense for the sale of future revenue	—	(9,767)	(5,697)	(11,818)
(Loss) gain on the sale of the oncology business	(618)	—	1,989,133	—
(Loss) income from discontinued operations, pre-tax	(618)	(19,804)	1,974,024	15,051
Income tax expense	(3,889)	—	(16,756)	—
Net (loss) income from discontinued operations	$(4,507)	$(19,804)	$1,957,268	$15,051
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

The following table summarizes our cash equivalents and marketable securities measured at fair value on a recurring basis as of September 30, 2021:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$93,843	$261,986	$—	$355,829
Total cash equivalents	93,843	261,986	—	355,829

Marketable securities:
U.S. Treasuries	—	319,861	—	319,861
Government securities	—	73,545	—	73,545
Corporate debt securities	—	602,566	—	602,566
Total marketable securities	—	995,972	—	995,972
Total cash equivalents and marketable securities	$93,843	$1,257,958	$—	$1,351,801
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently, at the end of each reporting period, valued utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2021.
There have been no changes to the valuation methods during the nine months ended September 30, 2021. We have no financial assets or liabilities that were classified as Level 3 at any point during the nine months ended September 30, 2021.
5. Marketable Securities
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and are recorded at fair value. Unrealized gains are included as a component of accumulated other comprehensive (loss) income in the condensed consolidated balance sheets and statements of stockholders’ equity and a component of total comprehensive (loss) income in the condensed consolidated statements of comprehensive (loss) income, until realized. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive (loss) income, net of taxes. Realized gains and losses are included in investment income on a specific-identification basis. There were no material realized gains or losses on marketable securities for the three and nine months ended September 30, 2021 or 2020.

Marketable securities at September 30, 2021 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$299,856	$3	$(7)	$299,852
Government securities	38,560	6	—	38,566
Corporate debt securities	527,504	23	(112)	527,415
Total Current	865,920	32	(119)	865,833

Non-current:
U.S. Treasuries	20,016	—	(7)	20,009
Government securities	34,996	—	(17)	34,979
Corporate debt securities	75,230	—	(79)	75,151
Total Non-current	130,242	—	(103)	130,139
Total marketable securities	$996,162	$32	$(222)	$995,972
Marketable securities at December 31, 2020 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$113,559	$134	$(21)	$113,672
Government securities	108,263	37	(8)	108,292
Corporate debt securities	223,461	140	(72)	223,529
Total Current	445,283	311	(101)	445,493

Non-current:
U.S. Treasuries	15,147	—	(10)	15,137
Government securities	26,831	8	—	26,839
Corporate debt securities	55,735	2	(105)	55,632
Total Non-current	97,713	10	(115)	97,608
Total marketable securities	$542,996	$321	$(216)	$543,101
As of September 30, 2021 and December 31, 2020, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale.
As of September 30, 2021 and December 31, 2020, we held 116 and 87 debt securities, respectively, that were in an unrealized loss position for less than one year. We did not record an allowance for credit losses as of September 30, 2021 and December 31, 2020 related to these securities. The aggregate fair value of debt securities in an unrealized loss position at September 30, 2021 and December 31, 2020 was $692.5 million and $299.0 million, respectively. There were no individual securities that were in a significant unrealized loss position as of September 30, 2021 and December 31, 2020. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We do not consider these marketable securities to be impaired as of September 30, 2021 and December 31, 2020.
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

The components of lease expense and other information related to leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Operating lease costs	$3.8	$3.8	$11.4	$11.4
Cash paid for amounts included in the measurement of operating lease liabilities	$3.6	$3.5	$10.8	$10.9
We have not entered into any material short-term leases or financing leases as of September 30, 2021.
As of September 30, 2021, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter were as follows:

(In thousands)
Remaining 2021	$2,425
2022	16,773
2023	18,126
2024	18,660
2025	19,507
Thereafter	44,385
Undiscounted minimum rental commitments	$119,876
Interest	(21,153)
Operating lease liabilities	$98,723
In arriving at the operating lease liabilities as of September 30, 2021 and December 31, 2020, we applied the weighted-average incremental borrowing rate of 5.7% for both periods over a weighted-average remaining lease term of 6.4 years and 7.2 years, respectively.
In August 2021, we entered into a long-term sublease agreement for 12,995 square feet of the office space at 38 Sidney Street Cambridge, Massachusetts. The term of the lease runs until December 2024. We recorded operating sublease income of $0.1 million for both the three and nine months ended September 30, 2021 in other income, net in the condensed consolidated statements of operations.
As of September 30, 2021, the future minimum lease payments to be received under the long-term sublease agreement were as follows:

(In thousands)
Remaining 2021	$276
2022	1,118
2023	1,152
2024	1,186
Total	$3,732

7. Accrued Expenses
Accrued expenses consist of the following:

(In thousands)	September 30, 2021	December 31, 2020
Accrued compensation	$13,599	$20,345
Accrued research and development costs	7,435	5,444
Accrued professional fees	3,246	2,897
Accrued other	4,954	2,115
Total accrued expenses	$29,234	$30,801

8. Share-Based Payments
2013 Stock Incentive Plan
In June 2013, our Board of Directors adopted and, in July 2013 our stockholders approved, the 2013 Stock Incentive Plan, or the 2013 Plan. The 2013 Plan became effective upon the closing of our initial public offering and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, or RSUs, performance-based share units, or PSUs, and other stock-based awards to employees, non-employees and non-employee directors. Following the adoption of the 2013 Plan, we granted no further stock options or other awards under the 2007 Stock Incentive Plan, or the 2007 Plan. Any options or awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remain outstanding and effective. As of September 30, 2021, the total number of shares reserved under the 2007 Plan and the 2013 Plan was 11,457,704, and we had 5,058,266 shares available for future issuance under the 2013 Plan.
Stock options
The following table presents stock option activity for the nine months ended September 30, 2021:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2020	6,143,046	$58.46
Granted	1,036,439	55.95
Exercised	(744,663)	45.22
Forfeited/Expired	(1,402,231)	62.20
Outstanding at September 30, 2021	5,032,591	$58.86
Exercisable at September 30, 2021	3,392,192	$61.02
Vested and expected to vest at September 30, 2021	5,032,591	$58.86
At September 30, 2021, there was approximately $49.1 million of total unrecognized compensation expense related to unvested stock option awards, which we expect to recognize over a weighted-average period of approximately 2.4 years.
Restricted stock units
The following table presents RSU activity for the nine months ended September 30, 2021:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2020	1,284,378	$50.78
Granted	813,902	55.76
Vested	(381,865)	57.71
Forfeited	(634,933)	51.65
Unvested shares at September 30, 2021	1,081,482	$51.57
As of September 30, 2021, there was approximately $37.5 million of total unrecognized compensation expense related to RSUs, which we expect to recognize over a weighted-average period of approximately 1.9 years.

Performance-based stock units
The following table presents PSU activity for the nine months ended September 30, 2021:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2020	142,229	$54.28
Granted	131,000	55.85
Vested	—	—
Forfeited	(30,559)	51.02
Unvested shares at September 30, 2021	242,670	$55.54
Stock-based compensation expense associated with these PSUs is recognized when the underlying performance condition is considered probable of achievement using our management’s best estimates.
As of September 30, 2021, there was no unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered probable of achievement, and $13.5 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered not probable of achievement.
Market-based stock units
The following table presents market-based stock unit, or MSU, activity for the nine months ended September 30, 2021:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2020	42,695	$41.50
Granted	—	—
Unvested shares at September 30, 2021	42,695	$41.50
The fair value of MSUs are estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the market condition. As of September 30, 2021, there was no remaining unrecognized compensation expense related to MSUs.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. We issued and sold 94,888 and 120,293 shares of common stock during the nine months ended September 30, 2021 and 2020, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 1,345,454 shares of our common stock. As of September 30, 2021, we had 885,556 shares of common stock available for future issuance under the 2013 ESPP.

Stock-based compensation expense
Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Stock options	$7,214	$9,472	$24,399	$28,924
Restricted stock units	4,735	4,925	16,724	15,761
Performance-based stock units	—	—	—	1,760
Employee stock purchase plan	199	339	764	1,035
Other stock awards	—	241	—	781
Total stock-based compensation expense	$12,148	$14,977	$41,887	$48,261
Expenses related to stock options and stock-based awards were allocated as follows in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Research and development expense	$5,607	$6,238	$19,002	$20,831
Selling, general and administrative expense	6,541	8,739	22,885	27,430
Total stock-based compensation expense	$12,148	$14,977	$41,887	$48,261

9. Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net loss per share calculation, stock options, RSUs, PSUs and MSUs for which the performance and market vesting conditions, respectively, have been deemed probable, and 2013 ESPP shares are considered to be common stock equivalents, while PSUs and MSUs with performance and market vesting conditions, respectively, that were not deemed probable as of September 30, 2021 are not considered to be common stock equivalents.
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
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2021	2020
Stock options	5,032,591	6,370,245
Restricted stock units	1,081,482	1,205,478
Employee stock purchase plan shares	7,470	13,201
Total common stock equivalents	6,121,543	7,588,924

10. Income Taxes
We recorded a provision for income taxes of $3.9 million and $16.8 million for the three and nine months ended September 30, 2021, respectively. No income tax provision was recorded for the three and nine months ended September 30, 2020. The tax provision has been recorded within discontinued operations as it relates to the income tax impact on the sale of our oncology business to Servier. There is no income tax expense recorded in continuing operations for the three and nine months ended September 30, 2021 and 2020, respectively. Cash taxes paid were $8.9 million for the nine months ended September 30, 2021. No cash taxes were paid during the nine months ended September 30, 2020.

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
Further, on April 2, 2021, in connection with the Repurchase Program, we entered into a Rule 10b5-1 repurchase plan to which we may repurchase up to $600 million of shares of our common stock. As of September 30, 2021, we have repurchased approximately 8.7 million shares of common stock for $438.9 million, or $50.57 per share, under the plan. In total, as of September 30, 2021, we have repurchased 15.8 million shares of common stock for $783.4 million, or $49.58 per share, under the Repurchase Program.
Repurchased shares are held as treasury stock until they are retired or re-issued. Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Repurchases of our common stock are accounted for as of the settlement date. There were no retirements or re-issuances of treasury stock during the three or nine months ended September 30, 2021.

12. Subsequent Events
On October 5, 2021, we terminated our Rule 10b5-1 share repurchase program and on October 13, 2021 entered into a Rule 10b-18 repurchase plan that allows us to conduct open market repurchases over time up to our remaining authorization under the Repurchase Program.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Information
The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020, and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management, and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, selling, general and administrative expenses, research and development expenses, the sufficiency of our cash for future operations and business activity disruption due to the COVID-19 pandemic. Words such as “anticipate,” “believe,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “predict,” “project,” “strategy,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “vision” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2020. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.
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
The oncology business met the criteria within Accounting Standards Codification 205-20 to be reported as discontinued operations because the transaction was a strategic shift in business that had a major effect on our operations and financial results. Therefore, we have reported the historical results of the oncology business including the results of operations and cash flows as discontinued operations, and related assets and liabilities were retrospectively reclassified as assets and liabilities of discontinued operations for all periods presented herein. Unless otherwise noted, applicable amounts in the prior year have been recast to conform to this discontinued operations presentation. Refer to Note 3 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. Unless otherwise indicated, the following information relates to our continuing operations following the sale to Servier. A more complete description of our business prior to the consummation of the transaction is included in Item 1. “Business”, in Part I of the Annual Report on Form 10-K for the year ended December 31, 2020 that was previously filed with the Securities and Exchange Commission, or SEC, on February 25, 2021.

GDDs
Our primary focus in the GDD area relates to therapeutic categories where we believe we have differentiated expertise and demonstrated capabilities (e.g., -enzyme stabilizers, pyruvate kinase, phenylalanine hydroxylase). As a result, we expect the new therapies that we plan to advance through the discovery, development and commercialization stages to be in the areas of non-malignant hematology and inborn errors of metabolism, though our future efforts may not be limited to these categories.
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
•Pivotal trials of mitapivat in pediatric PK deficiency, which we expect to initiate in 2022.
Thalassemia:
•ENERGIZE and ENERGIZE-T, phase 3 trials of mitapivat in not-regularly-transfused and regularly-transfused adults with thalassemia, have been initiated.
SCD:
•RISE UP, a phase 2/3 trial of mitapivat in patients with SCD, is expected to initiate by the end of 2021.
We have worldwide development and commercial rights to mitapivat and expect to fund the future development and commercialization costs related to this program. The FDA and European Medicines Agency, or EMA, granted orphan drug designations for mitapivat for the treatment of patients with PK deficiency, and the FDA granted orphan drug designation for mitapivat for the treatment of patients with thalassemia and patients with SCD. In June 2021, we submitted an NDA for mitapivat to the FDA for the treatment of adults with PK deficiency in the United States and a marketing authorization application, or MAA, to the EMA for the treatment of adults with PK deficiency the European Union. Our NDA was accepted with priority review and granted a Prescription Drug User Fee Act, or PDUFA, action date of February 17, 2022. The MAA has passed validation, and both regulatory review processes are ongoing. We also expect to continue to grow our U.S. commercial infrastructure and evaluate all options to maximize the patient impact and value of mitapivat globally, including strategic transactions. We are also developing AG-946, a novel activator of both the PKR and PKM2 isoforms of pyruvate kinase, in an ongoing phase 1 trial which is currently enrolling healthy volunteers. PKR activation is specific to red blood cells and hemolytic anemias, while PKM2 activation occurs in other tissues which express this isoform, and is potentially important in a variety of disease indications.
In addition to these development programs, we are seeking to advance a number of early-stage discovery programs for GDDs. Drug candidates for PK activation and other mechanisms, while primarily targeting GDD may also have utility in nongenetically defined disease, or non-GDD indications. Where differentiated, nonclinical proof of concept emerges for these non-GDD indications, appropriate partnership may be used to drive the best patient benefit.
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

Financial Operations Overview
Impact of COVID-19 on our Business
As of September 30, 2021, we have not experienced a significant financial or supply chain impact directly related to the COVID-19 pandemic but have experienced some disruptions to clinical operations, including timelines to complete patient enrollment in some of our clinical trials, as further described below. We are continuing to serve third parties while taking precautions to provide a safe work environment for our employees and third parties. Our lab-based employees who need to be onsite to fulfill their job responsibilities have been onsite since late May 2020, and we have opened our Cambridge office to employees who prefer to work onsite. Our field-based employees engage with healthcare providers and other third parties remotely and, where local regulations allow, on a limited in-person basis. We are conducting our return to work program under strict guidelines as required by federal, state, and local authorities. Effective November 8, 2021, we will require all employees, regardless of role or work location, to be fully vaccinated against COVID-19, as defined by the Center of Disease Control and Prevention's guidelines, subject to limited exceptions. We have been monitoring our supply chain network for disruptions due to the COVID-19 pandemic, and our third-party manufacturers remain largely unaffected, with any campaign delays experienced to date being limited to a few days in duration. Although global shipping continues to be disrupted due to the pandemic, we have not experienced a supply impact.
The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include changes in the duration, scope and severity of the pandemic, including any variant strains of the COVID-19 virus, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the supply, distribution and efficacy of vaccines, and the resumption of widespread economic activity. Any prolonged material disruption of our employees, suppliers, manufacturing, or third parties could negatively impact our consolidated financial position, consolidated results of operations and consolidated cash flows. As a result, we may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.
General
Since inception, our operations have primarily focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, establishing a commercial infrastructure and, prior to the sale of our oncology business to Servier on March 31, 2021, marketing our approved products. Through March 31, 2021, we have financed our operations primarily through proceeds from the sale of our royalty rights, commercial sales of TIBSOVO®, funding received from our collaboration agreements, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings. Following the sale of our oncology business to Servier on March 31, 2021, we expect to finance our operations primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO®, the potential milestone payment from Servier if vorasidenib is approved by the FDA, and future potential sales of mitapivat if approved for marketing by regulatory authorities and successfully launched by us and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions.
We have historically incurred operating losses. Our net income for the nine months ended September 30, 2021 was $1,699.3 million and our net loss for the nine months ended September 30, 2020 was $229.7 million. As of September 30, 2021, we had an accumulated deficit of $144.1 million. The net income we generated in the nine months ended September 30, 2021 was primarily due to the sale of our oncology business to Servier, which was consummated on March 31, 2021. Following the consummation of the sale of our oncology business, we expect to incur significant expenses and net losses until such time we are able to report profitable results. Our net losses may fluctuate significantly from year to year. We expect that we will continue to incur significant expenses as we continue to advance and expand clinical development activities for our lead programs: mitapivat, and AG-946; continue to discover and validate novel targets and drug product candidates; expand and protect our intellectual property portfolio; and hire additional commercial, development and scientific personnel.
Research and development expenses
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs related to our GDD portfolio to increase significantly for the foreseeable future as our product candidate development programs progress. However, the successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development and to commercialize these product candidates. We are also unable to predict when future net cash inflows will commence from mitapivat, AG-946 or any of our other product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:
•establishing an appropriate safety profile with an investigational new drug application, or IND, and/or NDA-enabling toxicology and clinical trials;
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
•A phase 2, open-label safety and efficacy clinical trial of mitapivat in adult patients with non-transfusion-dependent α- and β-thalassemia. We reported in June 2021 that this trial met its primary endpoint of hemoglobin increase of greater than or equal to 1.0 gram per deciliter from baseline at one or more assessments during weeks 4-12 of the trial. The trial has completed enrollment and we are conducting an extension study for previously enrolled patients, which is designed to evaluate the long-term safety, tolerability and efficacy of treatment with mitapivat.
•In collaboration with the National Institutes of Health, or NIH, we are evaluating mitapivat in a phase 1 trial in patients with SCD pursuant to a cooperative research and development agreement. Enrollment has been completed in the core trial period, and patients are enrolling in an ongoing long-term extension study. In June 2020, clinical proof of concept was established based on a preliminary analysis of the data from this trial.

•In collaboration with UMC Utrecht, or UMC, we are evaluating mitapivat in patients with SCD pursuant to an investigator sponsored trial agreement. The trial is ongoing and enrolling patients, although UMC experienced disruptions related to the COVID-19 pandemic.
In the third quarter of 2021, we initiated two phase 3 trials of mitapivat, ENERGIZE and ENERGIZE-T, in not regularly transfused and regularly transfused adults with thalassemia. We expect to initiate RISE UP, a phase 2/3 trial of mitapivat in patients with SCD, by the end of 2021. We expect to initiate pivotal trials of mitapivat in pediatric PK deficiency in 2022.
AG-946: Novel PK Activator
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
Comparison of the three and nine months ended September 30, 2021 and 2020
Total Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Cost and expenses:
Research and development	$64,000	$51,943	$183,674	$161,388
Selling, general and administrative	27,152	28,347	89,917	89,196
Total Operating Expenses	$91,152	$80,290	$273,591	$250,584
Total Operating Expenses - Three Months ended September 30, 2021 vs. Three Months ended September 30, 2020 - The increase in total operating expenses of $10.9 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to an increase in research and development expenses of $12.1 million which is described below under Research and Development Expenses. Included in selling, general and administrative expenses is approximately $1.3 million of reimbursable transition related services we provided to Servier related to the sale of the oncology business.
Total Operating Expenses - Nine Months ended September 30, 2021 vs. Nine Months ended September 30, 2020 - The increase in total operating expenses of $23.0 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to an increase in research and development expenses of $22.3 million which is described below under Research and Development Expenses. Included in selling, general and administrative expenses is approximately $3.4 million of reimbursable transition related services we provided to Servier related to the sale of the oncology business.

Research and Development Expenses
Our research and development expenses, by major program, are outlined in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Mitapivat (PKR activator)	$20,130	$10,634	$49,543	$31,410
AG-946 (Novel PK activator)	2,820	2,357	6,849	7,195
Other research and platform programs	6,109	3,522	14,684	9,478
Total direct research and development expenses	29,059	16,513	71,076	48,083
Compensation and related expenses	21,816	23,153	70,965	76,124
Facilities and IT related expenses & other	9,883	12,277	33,987	37,181
Other expenses - transition services	3,242	—	7,646	—
Total indirect research and development expenses	34,941	35,430	112,598	113,305
Total research and development expense	$64,000	$51,943	$183,674	$161,388
Total Research and Development Expenses - Three Months ended September 30, 2021 vs. Three Months ended September 30, 2020 - The increase in total research and development expenses of $12.1 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to a $9.5 million increase in mitapivat costs due to start up costs for the initiated phase 3 trials of mitapivat, ENERGIZE and ENERGIZE-T, and the planned phase 2/3 trial of mitapivat in patients with SCD, RISE UP, and launch preparation activities. The increase in other research and platform programs of $2.6 million was primarily driven by planned increased activity on various exploratory and discovery activities. Included in total indirect research and development expenses was $3.2 million of reimbursable transition related services we provided to Servier related to the sale of the oncology business for discovery, clinical development, technical operations, and commercial related activities which will continue for periods ranging from one month to approximately one year after March 31, 2021.
Total Research and Development Expenses - Nine Months ended September 30, 2021 vs. Nine Months ended September 30, 2020 - The increase in total research and development expenses of $22.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to a $18.1 million increase in mitapivat costs due to start up costs for the initiated phase 3 trials of mitapivat, ENERGIZE and ENERGIZE-T, the planned phase 2/3 trial of mitapivat in patients with SCD, RISE UP, and filing and launch preparation activities which includes $0.5 million in filing fees. The increase in other research and platform programs of $5.2 million was primarily driven by planned increased activity on various exploratory and discovery activities. Included in total indirect research and development expenses was $7.6 million of reimbursable transition related services we provided to Servier related to the sale of the oncology business related to discovery, clinical development, technical operations, and commercial related activities which will continue for periods ranging from one month to approximately one year after March 31, 2021.
Other Income and Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Gain on sale of oncology business	$1,996	$—	$3,996	$—
Interest income, net	256	1,115	504	5,820
Other income, net	4,641	—	11,165	—
Other Income and Expense- Three Months ended September 30, 2021 vs. Three Months ended September 30, 2020 - The increase in other income, net primarily relates to approximately $4.5 million of reimbursable transition related services for the sale of the oncology business for the three months ended September 30, 2021. The increase in gain on sale of oncology business primarily relates to income from royalties on U.S. net sales of TIBSOVO® by Servier of approximately $2.0 million in the third quarter of 2021. The decrease in interest income, net is primarily attributable to a decrease in interest rates.
Other Income and Expense- Nine Months ended September 30, 2021 vs. Nine Months ended September 30, 2020 - The increase in other income, net primarily relates to approximately $11.0 million of reimbursable transition related services and fees for the sale of the oncology business for the nine months ended September 30, 2021. The increase in gain on sale of oncology business primarily relates to income from royalties on U.S. net sales of TIBSOVO® by Servier of approximately $4.0 million for the nine months ended September 30, 2021. The decrease in interest income, net is primarily attributable to a decrease in interest rates.
Loss from Operations and Net (Loss) Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net loss from continuing operations	$(84,259)	$(79,175)	$(257,926)	$(244,764)
Net (loss) income from discontinued operations	(4,507)	(19,804)	1,957,268	15,051
Net (loss) income	(88,766)	(98,979)	1,699,342	(229,713)
Loss from Operations and Net (Loss) Income – Three Months ended September 30, 2021 vs. Three Months ended September 30, 2020 – The increase in net loss from continuing operations for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily driven by the higher research and development expenses discussed above under Research and Development Expenses, partially offset by $4.5 million of reimbursable transition related services related to the sale of the oncology business and a $2.0 million gain on sale of oncology business related to income from royalties on U.S. net sales of TIBSOVO® by Servier, both occurring in the third quarter of 2021. The change in net loss from discontinued operations for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily driven by the sale of our oncology business to Servier in the first quarter of 2021, which significantly reduced revenues and expenses related to our oncology programs. The decrease in net (loss) income for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily driven by the increase in net loss from continuing operations discussed above, partially offset by a lower net loss from discontinued operations for the three months ended September 30, 2021 on the sale of the oncology business discussed above.
Loss from Operations and Net (Loss) Income – Nine Months ended September 30, 2021 vs. Nine Months ended September 30, 2020 – The increase in loss from continuing operations for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily driven by the higher research and development expenses discussed above under Research and Development Expenses, partially offset by $11.0 million of reimbursable transition related services and fees related to the sale of the oncology business and a $4.0 million gain on sale of oncology business related to income from royalties on U.S. net sales of TIBSOVO® by Servier, both occurring in the nine months ended September 30, 2021. The change in net income from discontinued operations and net (loss) income for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily driven by the sale of our oncology business to Servier for approximately $1.8 billion in cash in the first quarter of 2021, which is included within net income from discontinued operations.
Liquidity and Capital Resources
Sources of liquidity
Since our inception, and through September 30, 2021, we have funded our operations through proceeds from the sale of our oncology business, commercial sales of TIBSOVO®, upfront, milestone, extension, cost reimbursement and royalty payments related to our collaboration agreements, product sales, proceeds from the sale of our royalty rights, proceeds received from our issuance of preferred stock, our initial public offering and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings.
As of September 30, 2021, we had cash, cash equivalents and marketable securities of $1.4 billion. On March 25, 2021, we announced that our board of directors authorized the repurchase of up to $1.2 billion of our outstanding shares of common stock, or the Repurchase Program, using the proceeds from the sale of our oncology business to Servier. On March 31, 2021, in connection with the Repurchase Program, we entered into a definitive share repurchase agreement with Bristol-Myers Squibb Company, or BMS, to repurchase 7,121,658 shares of our common stock held by certain subsidiaries of BMS for an aggregate purchase price of $344.5 million, or $48.3785 per share. This repurchase was completed on April 5, 2021. Further, on April 2, 2021, in connection with the Repurchase Program, we entered into a Rule 10b5-1 repurchase plan pursuant to which we may repurchase up to $600 million of shares of our common stock. As of September 30, 2021, we have repurchased approximately 8.7 million shares of common stock for $438.9 million, or $50.57 per share, under the plan. On October 5, 2021, we terminated our Rule 10b5-1 share repurchase program and on October 13, 2021 entered into a Rule 10b-18 repurchase plan that allows us to conduct open market repurchases over time up to our remaining authorization under the Repurchase Program. We have paused our share repurchases and for the foreseeable future, we expect that our capital allocation will be prioritized towards opportunities to accelerate programs in our development pipeline and/or pursue potential complementary business development opportunities.
In addition to our existing cash, cash equivalents and marketable securities, under the purchase agreement we are eligible to receive a $200 million milestone payment upon regulatory approval of vorasidenib, and royalty payments with respect to U.S. net sales of TIBSOVO® and, if approved, vorasidenib. Our right to such payments from Servier is our only committed potential external source of funds. Whether the regulatory approval milestone for vorasidenib will be achieved is subject to various risks and uncertainties, many of which are outside our control, including adverse clinical developments with respect to vorasidenib. Furthermore, we cannot predict what success, if any, Servier may have in the United States with respect to sales of TIBSOVO® and, if approved, vorasidenib, and consequently we cannot estimate the amount of royalty payments that we can expect to receive from Servier under the purchase agreement prior to the loss of exclusivity of these products.
Cash flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Net cash used in operating activities	$(323,227)	$(241,362)
Net cash provided by investing activities	1,343,197	4,350
Net cash (used in) provided by financing activities	(747,182)	260,936
Net change in cash and cash equivalents	$272,788	$23,924
Net cash used in operating activities. Cash used in operating activities of $323.2 million during the nine months ended September 30, 2021, of which $234.1 million was used by continuing operations and $89.1 million was used by discontinued operations, was primarily driven by research and development costs described above under Research and Development Expenses, offset by cash received of $39.5 million from sales of TIBSOVO®, and $1.2 million in cost reimbursements related to our collaboration agreements with Celgene.
Cash used in operating activities of $241.4 million during the nine months ended September 30, 2020, of which $192.8 million was used by continuing operations and $48.6 million was used by discontinued operations, was primarily due to operating expenses driven by research and development costs described above in Research and Development Expenses and increased staffing needs due to our expanding operations, offset by cash received of $83.3 million from sales of TIBSOVO®, $12.6 million in royalty payments and cost reimbursements under our collaboration agreements with Celgene, $6.1 million in interest received, and $2.7 million in cost reimbursement related to our collaboration agreement with CStone Pharmaceuticals.
Net cash provided by investing activities. Cash provided by investing activities of $1.3 billion for the nine months ended September 30, 2021, of which $459.7 million was used by continuing operations and $1.8 billion was provided by discontinued operations, was primarily due to the approximately $1.8 billion in cash proceeds received from the sale of our oncology business to Servier that was completed on March 31, 2021, partially offset by lower proceeds from maturities and sales of marketable securities than purchases of marketable securities. Cash provided by investing activities of $4.4 million for nine months ended September 30, 2020, of which approximately all was provided by continuing operations and $348.0 thousand was used by discontinued operations, was primarily the result of higher proceeds from maturities and sales of marketable securities than purchases of marketable securities, offset by $13.9 million in purchases of property and equipment.
Net cash (used in) provided by financing activities. Cash used in financing activities of $747.2 million for the nine months ended September 30, 2021, of which all was provided by continuing operations and none was used by discontinued operations, was primarily the result of $783.4 million in common stock repurchases in the nine months ended September 30, 2021 under our Repurchase Program, partially offset by the $37.0 million of proceeds received from stock option exercises and purchases made pursuant to our 2013 ESPP. Cash provided by financing activities of $260.9 million for the nine months ended September 30, 2020, of which $10.4 million was provided by continuing operations and $250.5 million was provided by discontinued operations, was primarily the result of net proceeds of $250.5 million from the sale of our tiered, sales-based royalty rights on worldwide net sales of IDHIFA® (enasidenib) and our ex-US regulatory milestones to Royalty Pharma in June 2020 and $10.6 million of proceeds received from stock option exercises and purchases made pursuant to our 2013 ESPP.
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

We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2021, will enable us to execute our operating plan through major catalysts and to cash-flow positivity without the need to raise additional equity. Our future capital requirements will depend on many factors, including:
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
During the three and nine months ended September 30, 2021, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of September 30, 2021 and December 31, 2020, we had cash, cash equivalents and marketable securities of $1.4 billion and $670.5 million, respectively. Our marketable securities consist primarily of investments in U.S. Treasuries, government securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point change in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs located in Asia and Europe that are denominated in foreign currencies, and we are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2021 and December 31, 2020, liabilities denominated in foreign currencies were immaterial.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•If our existing capital is insufficient to execute our operating plan through major catalysts and to cash-flow positivity, we will need to raise capital, and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
•We have historically incurred operating losses. We expect to incur losses in the future and may never achieve or maintain profitability. Our net income for the nine months ended September 30, 2021 was $1,699.3 million and our net loss for the nine months ended September 30, 2020 was $229.7 million. The net income we generated in the nine months ended September 30, 2021 was primarily due to the sale of our oncology business to Servier, which was consummated on March 31, 2021. As of September 30, 2021, we had an accumulated deficit of $144.1 million.
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
We expect to incur significant expenses as we continue to advance our ongoing activities. We expect to execute our operating plan through major catalysts and to cash-flow positivity without the need to raise additional equity. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operating plan is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds. Our future capital requirements will depend on many factors, including:
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
We have historically incurred operating losses. Our net income for the nine months ended September 30, 2021 was $1.7 billion and our net loss for the nine months ended September 30, 2020 was $229.7 million. The net income we generated in the nine months ended September 30, 2021 was primarily due to the sale of our oncology business to Servier, which was consummated on March 31, 2021. As of September 30, 2021, we had an accumulated deficit of $144.1 million. Prior to the sale of our oncology business to Servier, we had generated only modest revenue from sales of TIBSOVO® and, prior to our sale to Royalty Pharma, or RPI, of our royalty rights to IDHIFA®, royalties on sales of IDHIFA®. Other than the FDA approvals of TIBSOVO® (for the treatment of IDH1 mutant-positive adult patients with relapsed or refractory acute myeloid leukemia, R/R AML, or newly diagnosed AML who are at least 75 years old or who have comorbidities that preclude use of intensive induction chemotherapy) and IDHIFA® (for the treatment of IDH2 mutant-positive adult patients with R/R AML), the rights to both of which we have sold to Servier, we have not obtained marketing approval for any of our product candidates, all of which are in preclinical or clinical development stages. In June 2021, we submitted an NDA to the FDA for mitapivat for the treatment of adults with PK deficiency, which was accepted with priority review and granted a Prescription Drug User Fee Act, or PDUFA, action date of February 17, 2022, and a MAA, for mitapivat in adults with PK deficiency to the EMA.
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
Our ability to generate product revenue will depend heavily on the successful clinical development and eventual commercialization of our current and any future product candidates, including our lead product candidate mitapivat. We have invested a significant portion of our efforts and financial resources in the identification of our product candidates and development of our most advanced programs, including mitapivat, In June 2021, we submitted an NDA to the FDA for mitapivat for the treatment of adults with PK deficiency, which was accepted with priority review and granted a PDUFA action date of February 17, 2022, and a MAA, for mitapivat in adults with PK deficiency to the EMA.
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
In response to the COVID-19 pandemic, we were required to close our facilities except for a limited number of essential facilities and laboratory staff. We recently opened our Cambridge office to employees who prefer to work onsite all or some of the time, and our field-based employees engage with healthcare providers and other third parties remotely and, where local regulations allow, on a limited in-person basis. Effective November 8, 2021, we will require all employees, regardless of role or work location, to be fully vaccinated against COVID-19, as defined by CDC guidelines, subject to limited exceptions.

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
In addition, some of our competitors may have ongoing or planned clinical trials for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For example, Rocket Pharma LTD, or Rocket Pharma, is developing a gene therapy targeting PK deficiency; Vertex Pharmaceuticals Incorporated, or Vertex, is developing a gene therapy targeting SCD; IMARA Inc., or IMARA, and Forma Therapeutics Holdings, Inc., or Forma, are developing molecules for the treatment of beta thalassemia and SCD; and Global Blood Therapeutics is developing molecules for the treatment of

SCD. Competition for eligible patients may make it particularly difficult for us to enroll enough patients to complete our clinical trials for our product candidates in a timely and cost-effective manner.
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
We have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for approved medicines for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to other third parties. Although we had established sales and marketing capabilities to support our co-promotion efforts for IDHIFA® and our sales of TIBSOVO® prior to the sale of our oncology business to Servier, we are again in the process of building our sales and marketing infrastructure to sell, or participate in sales activities with any collaborators for, our other product candidates if and when they are approved.
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
We face competition with respect to our current product candidates, and we and our collaborators will face competition with respect to any product candidates that we or they may seek to develop or commercialize in the future. Potential competitors include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates, such as PK deficiency, thalassemia and SCD. For example, Acceleron Pharma Inc. (in collaboration with Bristol-Myers Squibb Company) and bluebird bio, Inc., or bluebird, are each marketing therapies to treat beta thalassemia, Novartis International AG, Emmaus Life Sciences and Global Blood Therapeutics are each marketing therapies to treat SCD, Rocket Pharma is conducting a clinical trial of a gene therapy targeting PK deficiency, and a number of other biotechnology companies have product candidates in clinical development in similar indications as ours.
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
There are also a number of product candidates in preclinical or clinical development by third parties to treat GDDs by targeting similar mechanisms of action as our product candidates. These companies include large pharmaceutical companies, such as Novartis, as well as biotechnology companies of various sizes, such as BioMarin Pharmaceutical Inc., bluebird, Forma, IMARA, PTC Therapeutics, Inc., Rocket Pharma, and Vertex. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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
Although we expect to complete long-term supply agreements for commercial supply of mitapivat with third-party manufacturers ahead of a potential regulatory approval, we may be unable to establish similar long-term supply agreements with third-party manufacturers with respect to our other GDD product candidates or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
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
Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply for drug product. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.
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
The FDA, EMA and other foreign regulatory authorities have substantial discretion in the approval process. Accordingly, it is possible that the FDA or EMA may refuse to accept for substantive review any NDA, sNDA or MAA that we submit for our product candidates, or may conclude after review of our data that our marketing application is insufficient to obtain marketing approval of our product candidates, including with respect to the NDA and MAA for mitapivat that are each currently under review by the FDA and EMA, respectively. If the FDA or EMA does not accept or approve our applications for any of our product candidates, the applicable regulator may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before reconsidering our applications. Depending on the extent of these or any other FDA- or EMA-required trials or studies, approval of any marketing applications that we submit may be delayed by several years, or may require us to expend more resources than we planned. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA or EMA to approve any marketing applications. We may not be successful in obtaining FDA or EMA approval of our product candidates on a timely basis, or ever. We have limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process, and failure to obtain marketing approval for our product candidates will prevent us from commercializing the product candidate in the applicable jurisdictions.
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
Fast track designation and/or priority review designation by the FDA may not actually lead to a faster development or regulatory review or approval process, nor does it assure approval of the product candidate by the FDA.
If a product candidate is intended for the treatment of a serious or life-threatening disease or condition and the product candidate demonstrates the potential to address unmet medical needs for this disease or condition, the drug sponsor may apply for FDA fast track designation.
Further, if the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or thereafter.
The FDA has broad discretion on whether to grant fast track designation and/or priority review designation to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Even if our product candidates receive fast track designation and/or priority review designation, we may not experience a faster development process, review or approval, if at all, compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.
In August 2021, the FDA accepted our NDA for mitapivat for the treatment of adults with PK deficiency with priority review designation. We may seek fast track designation and/or priority review designation for our other product candidates.
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
To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products. To those ends, President Trump issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing President Trump’s most favored nation model, but such final rule is currently subject to a nationwide preliminary injunction. In addition, on August 21, 2021, the Centers for Medicare & Medicaid Services, or CMS, issued a new proposed rule similar to President Trump’s most favored nation model under which Medicare Part B reimbursement for certain drugs would be based on lower prices in other countries. It remains to be seen whether the orders and resulting regulations put in place during the Trump Administration will remain in force. Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).
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
As of September 30, 2021, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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
On March 25, 2021, we announced that our board of directors authorized the Repurchase Program for the repurchase of up to $1.2 billion of our outstanding shares of common stock. On March 31, 2021, in connection with the Repurchase Program, we entered into a definitive share repurchase agreement with BMS to repurchase 7,121,658 shares of our common stock held by certain subsidiaries of BMS for an aggregate purchase price of $344.5 million, or $48.3785 per share. This repurchase was completed on April 5, 2021. Further, on April 2, 2021, in connection with the Repurchase Program, we entered into a Rule 10b5-1 repurchase plan to which we repurchased approximately 8.7 million shares of common stock for $438.9 million, or $50.57 per share, under the plan. In total, as of September 30, 2021, we have repurchased 15.8 million shares of common stock for $783.4 million under the Repurchase Program. On October 5, 2021, we terminated our Rule 10b5-1 share repurchase program and on October 13, 2021 entered into a Rule 10b-18 repurchase plan that allows us to conduct open market repurchases over time up to our remaining authorization.
The amount and timing of share repurchases are subject to capital availability, our cash balances and future capital requirements and our determination that share repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our applicable agreements. We have paused our share repurchases and for the foreseeable future, we expect that our capital allocation will be prioritized towards opportunities to accelerate programs in our development pipeline and/or pursue potential complementary business development opportunities. A reduction in repurchases under, or the completion of, our Repurchase Program could have a negative effect on our stock price. We can provide no assurance that we will repurchase shares at favorable prices, if at all.
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
On March 31, 2021, in connection with the Repurchase Program, we entered into a definitive share repurchase agreement with BMS to repurchase 7,121,658 shares of our common stock held by certain subsidiaries of BMS for an aggregate purchase price of $344.5 million, or $48.3785 per share. This repurchase was completed on April 5, 2021. On April 2, 2021, in connection with the Repurchase Program, we entered into a Rule 10b5-1 repurchase plan to repurchase up to $600 million of shares of our common stock of the $1.2 billion shares authorized. As of September 30, 2021, we have repurchased approximately 8.7 million shares of common stock for $438.9 million, or $50.57 per share, under the plan. In total, as of September 30, 2021, we have repurchased 15.8 million shares of common stock for $783.4 million, or $49.58 per share, under the Repurchase Program.

On October 5, 2021, we terminated our Rule 10b5-1 share repurchase plan and on October 13, 2021 we entered into a Rule 10b-18 repurchase plan that allows us to conduct open market repurchases over time up to our remaining authorization under the Repurchase Program.
The amount and timing of share repurchases are subject to capital availability, our cash balances and future capital requirements and our determination that share repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our applicable agreements. We have paused our share repurchases and for the foreseeable future, we expect that our capital allocation will be prioritized towards opportunities to accelerate programs in our development pipeline and/or pursue potential complementary business development opportunities.
The table below summarizes the repurchases made under our Repurchase Program during the three months ended September 30, 2021:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2021 through July 31, 2021	1,808,409	$53.20	1,808,409	$574.8
August 1, 2021 through August 31, 2021	2,719,340	$44.97	2,719,340	$452.5
September 1, 2021 through September 30, 2021	778,435	$46.12	778,435	$416.6
Total	5,306,184	$47.94	5,306,184
(1) All shares repurchased by us during the three months ended September 30, 2021 were repurchased pursuant to the Repurchase Program, as described above.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation	8-K	001-36014	July 30, 2013	3.1
3.2	Second Amended and Restated By-Laws	8-K	001-36014	December 19, 2018	3.1
10.1#	Letter Agreement, dated as of July 27, 2021, between the Registrant and Chris Bowden, M.D.					X
10.2	Sublease Agreement, dated July 27, 2021, between the Registrant and Prime Medicine, Inc. (38 Sidney Street)					X
31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are not embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)					X

# Indicates management contract or compensatory plan or arrangement
* This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGIOS PHARMACEUTICALS, INC.

November 3, 2021	By:	/s/ Jacqualyn A. Fouse
Jacqualyn A. Fouse, Ph.D. Chief Executive Officer (principal executive officer)

November 3, 2021	By:	/s/ Jonathan Biller
Jonathan Biller Chief Financial Officer and Head of Legal and Corporate Affairs (principal financial officer)