Form 10-K
period 2021-12-31
AGIOS PHARMACEUTICALS, INC.
filed 2022-02-24
CIK 1439222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐         No   ☑
The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2021 (based on the last reported sale price on the Nasdaq Global Select Market as of such date) was $3,267,590,001.
As of February 18, 2022, there were 54,637,501 shares of Common Stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements regarding:
•our plans to commercialize PYRUKYND® (mitapivat) for the treatment of hemolytic anemia in adults with pyruvate kinase (PK) deficiency in the United States;
•the initiation, timing, progress and results of current and future preclinical studies and clinical trials, and our research and development programs;
•the potential of the isoforms of pyruvate kinase, including PKR and PKM2, as therapeutic targets;
•the potential benefits of our products and product candidates targeting PKR, including PYRUKYND® (mitapivat) and AG-946;
•our plans to develop and commercialize any product candidates for which we may receive approval, either alone or with partners;
•our ability to establish and maintain collaborations or to obtain additional funding, if needed;
•the timing or likelihood of regulatory filings and approvals, including the marketing authorization application, or MAA, for PYRUKYND® for the treatment of pyruvate kinase deficiency that we submitted to the European Medicines Agency, or EMA, in June 2021;
•our strategic vision.
•the timing, likelihood and amount of contingent consideration we may receive from Servier Pharmaceuticals LLC, or Servier, in connection with the sale of our oncology business to Servier that we consummated in March 2021;
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
Summary Risk Factors
Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. Our principal risks include the following:
•If we do not successfully commercialize PYRUKYND® for the treatment of hemolytic anemia in adults with pyruvate kinase (PK) deficiency in the United States and other products for which we receive approval, our prospects may be substantially harmed. Our ability to generate product revenue from PYRUKYND® depends heavily on our successful development and commercialization of the product.
•We depend heavily on the success of our clinical product candidates, including PYRUKYND® for use in indications other than PK deficiency and in other jurisdictions. Clinical trials of our product candidates may not be successful for a number of important reasons. If we or our collaborators are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
•We may not be successful in our efforts to identify or discover potential product candidates or to develop additional medicines of commercial value.
•We may not achieve our goals included in our strategic vision, including receiving regulatory approvals for our product candidates in additional indications, expanding our clinical and research pipelines and achieving positive cash flow. If we are unable to achieve the goals in our strategic vision, such failure would likely result in significant harm to our financial position and adversely impact our stock price.
•The COVID-19 pandemic has and may continue to affect our ability to initiate or continue our planned, ongoing and future clinical trials, disrupt regulatory activities, disrupt our ability to maintain a commercial infrastructure for PYRUKYND® or have other adverse effects on our business and operations.
•PYRUKYND®, or any of our product candidates that may receive marketing approval in the future, may be less effective than previously believed or cause undesirable side effects that were not previously identified in clinical trials or may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success, which could compromise our ability, or that of any collaborators, to market the product.
•If we are unable to establish and maintain sales and marketing capabilities or enter into agreements with third parties to sell and market our products, we may not be successful in commercializing PYRUKYND® or our product candidates if and when they are approved.
•We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product or our product candidates. Our competitors may develop products that are more effective, safer, more convenient or less costly than PYRUKYND® or any product candidates that we are developing or that would render PYRUKYND® or our product candidates obsolete or non-competitive.
•We may face new challenges as a smaller, less diversified company following our sale of our oncology business to Servier. We are singularly focused on products and product candidates for the treatment of genetically defined diseases, or GDDs. As a result, we may be more susceptible to changing market conditions, including fluctuations and risks particular to the markets for patients with GDDs, than a more diversified company, which could adversely affect our business, financial condition and results of operations.
•If our existing capital is insufficient to execute our operating plan through major catalysts and to cash-flow positivity, we will need to raise capital, and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
•We have historically incurred operating losses. We expect to incur losses in the future and may never achieve or maintain profitability. Our net income for the year ended December 31, 2021 was $1,604.7 million and our net losses for the years ended December 31, 2020 and 2019 were $327.4 million and $411.5 million, respectively. The net income we generated in the year ended December 31, 2021 was primarily due to the sale of our oncology business to Servier in March 2021. As of December 31, 2021, we had an accumulated deficit of $238.8 million.
•We may depend on collaborations with third parties for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

•We currently rely and expect to continue to rely on third parties for the manufacture of our product candidates for preclinical and clinical testing and for commercial supply of PYRUKYND® and any product candidate for which we obtain marketing approval. Any performance failure on the part of our existing or future third-party manufacturers could delay clinical development, marketing approval or our commercialization efforts.
•If we are unable to obtain and maintain patent or trade secret protection for our medicines and technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize medicines and technology similar or identical to ours, and our ability to successfully commercialize our medicines and technology may be adversely affected. If we do not, or are unable to, obtain or maintain any issued patents for any of our most advanced product candidates, it could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.
Item 1. Business
General
We are a biopharmaceutical company committed to transforming patients’ lives through scientific leadership in the field of cellular metabolism and adjacent areas of biology, with the goal of creating differentiated, small molecule medicines for genetically defined diseases. We take a systems biology approach to deeply understand disease states, drive the discovery and validation of novel therapeutic targets, and define patient selection strategies, thereby increasing the probability that our experimental medicines will have the desired therapeutic effect, while cultivating connections with patient communities, healthcare professionals, partners and colleagues to discover, develop and deliver potential therapies for genetically defined diseases, or GDDs.
Sale of Oncology Business to Servier Pharmaceuticals, LLC (Servier)
On March 31, 2021, we completed the sale of our oncology business to Servier Pharmaceuticals LLC, or Servier. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200 million in cash, if, prior to January 1, 2027, vorasidenib is granted new drug application, or NDA, approval from the U.S. Food and Drug Administration, or FDA, with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity. Servier also acquired our co-commercialization rights for Bristol Myers Squibb’s IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene Corporation, or Celgene, and following the sale Servier is responsible for conducting certain clinical development activities within the IDHIFA® development program.
We recorded income from royalties of approximately $6.6 million on U.S. net sales of TIBSOVO® by Servier in the gain on sale of oncology business line item within the consolidated statements of operations for the year ended December 31, 2021.
Business Overview
Genetically defined diseases
The lead product in our genetically defined disease, or GDD, portfolio, PYRUKYND® (mitapivat), is an activator of both wild-type and a variety of mutant pyruvate kinase, or PK, enzymes, for the potential treatment of hemolytic anemias. In February 2022, the FDA approved PYRUKYND® for the treatment of hemolytic anemia in adults with pyruvate kinase (PK) deficiency in the United States and we expect to commercially launch PYRUKYND® in the first quarter of 2022. In June 2021, we submitted a marketing authorization application, or MAA, to the EMA for PYRUKYND® for the treatment of adults with PK deficiency in the European Union. The MAA has passed validation, and the regulatory review process is ongoing. In addition, we are currently evaluating PYRUKYND® for the treatment of α- and β-thalassemia and sickle cell disease, or SCD, in the ongoing clinical trials described below and we intend to evaluate PYRUKYND® in pediatric patients with PK deficiency in the planned clinical trials described below. We are also developing AG-946, a novel, next-generation PK activator, for the potential treatment of hemolytic anemias and other indications, including SCD and anemia associated with low- to intermediate-risk myelodysplastic syndrome, or L-IR MDS.
In addition to the aforementioned development programs, we foster a productive research engine and are seeking to advance multiple novel, investigational therapies in clinical and preclinical development in our focus area of GDDs, based on our scientific leadership in the field of cellular metabolism and adjacent areas of biology.

With nearly 15 years of focused study in cellular metabolism, we have a deep understanding of this biology, which is involved in the healthy functioning of nearly every system in the body. Building on this expertise, our focus on GDDs has enabled expansion of our research and promising biological insights based on highly translatable work from murine and cell-based models recapitulating human disease. Our laboratory capabilities are specialized to enable complex GDD studies.
Our approach to drug discovery involves collaboration across all parts of our research, development and commercial teams, and favors targets that may impact an array of diseases or mutations, yielding a potential “pipeline within a mechanism”. We leverage these capabilities to identify under-researched targets, validate these targets using genetic and chemical approaches, and advance them rapidly into and through drug discovery. We believe that we have established state-of-the-art capabilities to study and drug metabolic targets including our ability to measure the activities of numerous metabolites in cells or tissues in a high throughput fashion and measure metabolic fluxes. This refers to the analysis of how metabolites, which are intermediates or small molecule products of metabolism, accumulate or diminish as they are created or chemically altered by multiple networks of metabolic enzymes. Through our historic efforts to drug metabolic enzymes we have established strong capabilities in the enzymology and structural biology of metabolic enzymes, facilitating our drug discovery efforts.
We focus on the identification, validation, and drugging of targets with compelling patient selection biomarkers and robust pharmacodynamic readouts, thus increasing the potential for establishing proof of concept early in clinical development, along with the potential for accelerated approval.
Our Strategy and Long-term Goals
As part of our long-term strategy, we have developed and articulated a strategic vision that delineates our expected evolution in light of our singular focus on accelerating and expanding our GDD business. We aim to build a sustainable, multi-product company, based on our expertise in cellular metabolism and adjacent biology, that creates differentiated, small molecule medicines for patients.
Our five-year vision includes (i) obtaining regulatory approvals for PYRUKYND® in PK deficiency, thalassemia and SCD, (ii) advancing at least five internally discovered molecules in clinical development spanning at least ten indications, (iii) fostering a robust research pipeline enabling us to submit investigational new drug, or IND, applications every 12-24 months, and (iv) achieving cash-flow positivity.
Our Core Values
Our company’s values cultivate an environment that promotes collaboration, contribution, engagement and high regard for others’ points of view. This foundation helps our people push the boundaries of our science and create transformative medicines, which we believe will provide long-term benefits for all our stakeholders. Our connections – with each other and with external parties – fuel the development of new therapies for the people who need them. Our core values include:
•Aim High: We set the bar high for ourselves, and we keep working to raise it. At our core, we’re guided by a deep respect for the science and a commitment always to act with the utmost integrity.
•Come Together: We grow supportive relationships with patients and caregivers. We build trusting connections with collaborators. Together, we make a bigger impact than we ever could alone.
•Embrace Differences: Because opportunities and insights come from anywhere and anyone, we honor all voices and encourage honest dialogue. We learn equally from success and failure, bringing an open mind and a flexible approach to everything we do.
•Bring Your Whole Self: We know we make the biggest impact when each of us can contribute and lead in our own way.
•Blaze New Trails: We ask the tough questions that can lead to groundbreaking scientific advances. We nurture a creative mindset and resourceful approach that spark life-changing innovations for patients.
Cellular Metabolism
Cellular metabolism refers to the set of life-sustaining chemical transformations within the cells of living organisms. The conversion of nutrients into energy via enzyme-catalyzed reactions allows organisms to grow and reproduce, maintain their structures, and respond to their environments. Additionally, metabolites serve as key regulators of diverse aspects of cellular biology, and pharmacologic targeting of metabolism can therefore have disease-modifying effects in a wide variety of pathologies. The chemical reactions of metabolism are organized into metabolic pathways, in which one chemical is transformed through a series of steps into another chemical, by a sequence of enzymes. Enzymes catalyze quick and efficient reactions, serve as key regulators of metabolic pathways, and respond to changes in the cell’s environment or signals from other cells. We believe our deep understanding of metabolic pathways within normal cells enables us to identify altered metabolic pathways within abnormal cells.

Genetically defined diseases
GDDs range from a broad group of more than 600 rare diseases caused by mutations of single genes to conditions resulting from alterations in one or many genes (polygenic diseases) that affect up to millions of patients worldwide. In these disorders, the defect of single or multiple genes leads to a deficient expression or function in one or several gene products which collectively manifest in organ dysfunction. As these conditions are by nature congenital and frequently hereditary, they are often detected either by genetic testing or phenotypic diagnosis in newborns or in early childhood. A typical course of many such diseases is inexorable deterioration until death or significant irreversible life-long disability and/or suffering.
Many of these diseases carry severe or life-threatening features. Within this disease grouping, a disorder is considered orphan if it affects fewer than 200,000 people in the United States, or fewer than five per 10,000 people in France, Germany, Italy, Spain, United Kingdom, or the EU5. Many GDDs are likely to be under-diagnosed given the lack of available therapies or diagnostics, the rarity of the condition, or limited understanding of how the disease genetics relate to disease phenotype. Through the study of GDDs, and other conditions, it has been shown that small molecule therapies able to specifically correct genetic deficiencies and their associated organ dysfunction may have application in conditions that arise independent of patient genetics but for which identical organ dysfunction occurs. For example, a treatment for a hereditary hemolytic anemia may find direct application in the treatment of a secondarily acquired hemolytic anemia.
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
Most mutations driving GDDs are intracellular and not amenable to corrective treatment with enzyme replacement therapies. Novel technologic approaches such as gene therapy are also being tested in a minority of conditions and is a technology with limited application based on cost, complexity and patient selection factors. Despite the promising progress made for patients with a small group of these diseases, the majority of patients with GDDs have few therapeutic options, and the standard of care for many such conditions is palliative, meaning treatment of symptoms with no effect on underlying disease mechanisms. Our goal is to develop mechanistically specific, small molecule approaches with the potential to have disease modifying and long-term rather than palliative effects. We are taking a novel small molecule approach to correct the defects within diseased cells with a goal of developing transformative medicines for patients.
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
Our Development Programs
We believe that leveraging our core capabilities in cellular metabolism combined with our singular focus on GDDs has significantly enhanced our ability to build a rich and sustainable research and development engine, which has permitted us to discover new therapeutic approaches and multiple proprietary first-in-class orally available small molecules.

The following summarizes our approved product and most advanced clinical product candidates as of February 17, 2022, each of which is described in further detail below.
PK Activator Program
PK is the enzyme involved in the second to last reaction in glycolysis — the conversion of glucose into lactic acid. This enzyme has several tissue-specific isoforms (PKR, PKL, PKM1 and PKM2). Pyruvate kinase-R, or PKR, is the isoform of PK that is present in red blood cells, or RBCs. Mutations in PKR cause defects in RBC glycolysis and lead to a hematological GDD known as PK deficiency. Glycolysis is the only pathway available for RBCs to maintain the production of adenosine triphosphate, or ATP, which is a form of chemical energy within cells. Accordingly, we believe that activation of mutant forms of PKR can restore glycolytic pathway activity and increase RBC health in patients with PK deficiency, and activation of wild-type (non-mutated) PKR can serve as an effective compensatory mechanism in hemolytic anemias such as thalassemia and SCD.
PK Deficiency
PK deficiency is a rare genetic disorder and disease understanding is still evolving. We estimate that the prevalence of PK deficiency is between approximately 3,000 and 8,000 individuals in the United States and the EU5 and we believe that the disease is likely under-diagnosed. PK deficiency leads to a shortened life span for RBCs and is the most common form of non-spherocytic hemolytic anemia in humans.
There is currently no known unique ethnic or geographic representation of the disease. The disease manifests by mild to severe forms of anemia caused by the excessive premature destruction of RBCs. The chronic hemolysis can lead to long-term complications and comorbidities, regardless of the degree of the anemia, often resulting in jaundice and lifelong conditions associated with chronic anemia and secondary complications. The precise mechanism for the hemolysis is not well understood but is thought to result from membrane instability secondary to the metabolic defect caused by the low level of PKR enzyme. The hemolysis is “extra-vascular” in that the RBCs are destroyed in small capillaries or organs and do not spontaneously break open in the circulation. PK deficiency is an autosomal recessive disease whereby all patients inherit two mutations, one from each parent. Children with the disease produce PKR enzyme that has only a fraction of the normal level of activity (generally <50%). Current management strategies for PK deficiency, including blood transfusion and splenectomy, are associated with both short- and long-term risks. More than 350 different mutations have been identified to date. As a result, there are many different possible mutant combinations and no one clear mutational profile. The mutations observed in PK deficiency patients are classified in two main categories. A missense mutation causes a single amino acid change in the protein, generally resulting in some functional protein in the RBCs. A non-missense mutation is any mutation other than a missense mutation, generally resulting in little functional protein in the RBCs. It is estimated that 58 percent of patients with PK deficiency have two missense mutations, 27 percent have one missense and one non-missense mutation, and 15 percent have two non-missense mutations. Boston Children’s Hospital, in collaboration with us, is conducting a Natural History Study to better understand the symptoms and complications of PK deficiency, identify patients and treatment centers, and capture other clinical data, including genetic information. We initiated a global registry, called PEAK, for up to 500 adult and pediatric patients with PK deficiency in the first quarter of 2018 to increase understanding of the long-term disease burden of this chronic hemolytic anemia.
Thalassemia
Thalassemia is a hereditary blood disorder in which mutations in the α- or β-globin chains of hemoglobin lead to globin chain precipitates and aggregates that disturb the RBC membrane and induce oxidative stress, leading to decreased survival of RBC precursors, ineffective erythropoiesis, hemolysis of mature RBCs, and anemia. We estimate that the prevalence of thalassemia is between 18,000 and 23,000 individuals in the United States and EU5. In addition to anemia, patients with thalassemia can experience enlarged spleen, bone deformities, iron overload, fatigue, and infection. Current treatment strategies for thalassemia include blood transfusion and bone marrow transplantation, as well as recently improved therapies such as Reblozyl® for the treatment of thalassemia. We believe that the activation of wild-type PKR may increase ATP production and improve red cell fitness and survival of thalassemic RBCs, by increasing the clearance globin chain aggregates through ATP-dependent proteolytic mechanisms.
Sickle Cell Disease
SCD is an inherited blood disorder caused by mutations in hemoglobin that enable the hemoglobin to form long polymeric chains under certain conditions such as low oxygenation, or deoxygenation. Polymerization of this irregular hemoglobin results in RBCs taking on a sickle shape, causing them to aggregate and obstruct small blood vessels, restricting blood flow to organs resulting in pain, cell death and organ damage. We estimate that the prevalence of SCD is between 120,000 and 135,000 individuals in the United States and EU5. RBC deoxygenation is modulated by several factors, including the levels of 2,3-diphosphoglycerate, or 2,3-DPG, which is found to be elevated in sickle cell patient RBCs. Current treatment strategies focus on managing and preventing acute RBC sickling, and include hydroxyurea, L-glutamine and blood transfusions, as well as recently approved therapies such as Adakveo® and Oxbryta®. We believe that activation of wild-type PKR in patients with SCD may reduce hemoglobin polymerization and the sickling process by at least two mechanisms. Reducing the level of 2,3-DPG in RBCs would increase the oxygenation state of hemoglobin to reduce sickling, while increasing the levels of ATP may improve RBC hydration status which would also inhibit the sickling process.
Low- to Intermediate-Risk MDS
MDS is a heterogeneous group of rare hematological malignancies characterized by dysfunctional hematopoiesis (or formation of blood cells) , progressive cytopenia (or lower-than-normal number of blood cells) and an increased risk of progression to acute myeloid leukemia. The most common type of MDS is L-IR MDS, but many existing therapies and therapies under development focus on high risk MDS. Among patients with L-IR MDS, which is less likely to progress to acute myeloid leukemia, the primary concern is symptomatic anemia. We estimate that the prevalence of L-IR MDS in the United States is approximately 50,000 individuals. We believe that activation of wild-type PK in L-IR MDS patients may improve deficient PK activity in MDS erythrocytes. Current treatment options for L-IR MDS often require in-office visits and transfusions, and erythropoiesis stimulating agents and Reblozyl® (luspatercept-aamt) are the only approved therapies to treat anemia in a subset of patients. Despite approved therapies in subsets of patients, L-IR MDS associated anemia remains a disease with high unmet medical need.

PYRUKYND® (mitapivat): First-in-Class PK Activator
We are developing PYRUKYND® for the treatment of PK deficiency and other hemolytic anemias such as thalassemia and SCD. PYRUKYND® is an orally available small molecule and a potent activator of the wild-type and mutated PKR enzymes. To date, we have demonstrated in clinical trials that treatment with PYRUKYND® can lead to durable sustained increases in hemoglobin in patients with amenable mutations in the PKR gene and a statistically significant and clinically meaningful reduction in transfusion burden in regularly transfused patients with PK deficiency, and we have observed in clinical trials of PYRUKYND® durable improvements in hemoglobin concentration and markers of hemolysis and ineffective erythropoeiesis in both α- and β- halassemia patients and reductions in 2,3-DPG and increases in ATP in SCD patients.
In February 2022, the FDA approved PYRUKYND® for the treatment of hemolytic anemia in adults with pyruvate kinase (PK) deficiency in the United States. In June 2021, we submitted a marketing authorization application, or MAA, to the EMA for the treatment of adults with PK deficiency the European Union. The MAA has passed validation, and the regulatory review process is ongoing. We have worldwide development and commercial rights to PYRUKYND® and expect to fund the future development and commercialization costs related to this program. PYRUKYND® has been granted orphan drug designation for the treatment of PK deficiency by the FDA and the EMA. Additionally, PYRUKYND® has received orphan drug designation from the FDA for the treatment of thalassemia and sickle cell disease. We have built our US commercial infrastructure to support the commercial launch of PYRUKYND in the US and continue to evaluate all options for the commercialization and continued development of PYRUKYND® outside of the United States in order to maximize the benefit to patients and value to our shareholders, including through exploring potential partnership opportunities.
We are evaluating PYRUKYND® in the following clinical trials:
•ENERGIZE, a phase 3, double-blind, randomized, placebo-controlled multicenter study evaluating the efficacy and safety of PYRUKYND® as a potential treatment for adults with non-transfusion-dependent α- or β-thalassemia, defined as ≤5 RBC units during the 24-week period before randomization and no RBC transfusions ≤8 weeks before providing informed consent or during the screening period. The primary endpoint of the trial is percentage of patients with hemoglobin response, defined as a ≥1.0 g/dL increase in average hemoglobin concentration from Week 12 through Week 24 compared with baseline. Secondary endpoints include markers of hemolysis and ineffective erythropoiesis, as well as patient-reported outcome measures. This trial is enrolling patients, and we expect to enroll a meaningful portion of the patients by the end of 2022.
•ENERGIZE-T, a phase 3, double-blind, randomized, placebo-controlled multicenter study evaluating the efficacy and safety of PYRUKYND® as a potential treatment for adults with transfusion-dependent α- or β-thalassemia, defined as 6 to 20 RBC units transfused and ≤6-week transfusion-free period during the 24-week period before randomization. The primary endpoint of the trial is percentage of patients with transfusion reduction response, defined as a ≥50% reduction in transfused RBC units with a reduction of ≥2 units of transfused RBCs in any consecutive 12-week period through Week 48 compared with baseline. Secondary endpoints include additional transfusion reduction measures and percentage of participants with transfusion-independence. This trial is enrolling patients, and we expect to enroll a meaningful portion of the patients by the end of 2022.
•RISE UP, a phase 2/3 study evaluating the efficacy and safety of PYRUKYND® in SCD patients who are 16 years of age or older, have had between two and 10 sickle cell pain crises in the past 12 months, and have hemoglobin within the range of 5.5 to 10.5 g/dL during screening. The phase 2 portion of the trial, which has initiated, includes a 12-week randomized, placebo-controlled period in which participants will be randomized in a 1:1:1 ratio to receive 50 mg PYRUKYND® twice daily, 100 mg PYRUKYND® twice daily or matched placebo. The primary endpoints are hemoglobin response, defined as ≥1 g/dL increase in average hemoglobin concentration from Week 10 through Week 12 compared to baseline, and safety. These data will be used to establish a clear dosing paradigm for the phase 3 portion. The phase 3 portion includes a 52-week randomized, placebo-controlled period in which participants will be randomized in a 2:1 ratio to receive the recommended PYRUKYND® dose level or placebo. The primary endpoints are hemoglobin response, defined as ≥1 g/dL increase in average hemoglobin from baseline to Week 52, and annualized rate of sickle cell pain crises. Participants who complete either the phase 2 or phase 3 portion will have the option to move into a 216-week open-label extension period to continue to receive PYRUKYND®. The phase 2 portion of this trial is enrolling patients, and we expect to complete enrollment in the phase 2 portion of the trial by the end of 2022.
•An extension study evaluating the long-term safety, tolerability and efficacy of treatment with PYRUKYND® in patients from ACTIVATE and ACTIVATE-T, our completed pivotal trials of PYRUKYND® in not regularly transfused and regularly transfused patients with PK deficiency.
•An extension study evaluating the long-term safety, tolerability and efficacy of treatment with PYRUKYND® in patients from DRIVE PK, our completed global phase 2, first-in-patient, open-label safety and efficacy clinical trial of PYRUKYND® in adult, not regularly transfused patients with PK deficiency.

•An extension study evaluating the safety, tolerability and efficacy of treatment with PYRUKYND® in patients from our completed phase 2, open-label safety and efficacy clinical trial of PYRUKYND® in adults with not-transfusion-dependent α- and β-thalassemia.
•In collaboration with the National Institutes of Health, or NIH, we are evaluating PYRUKYND® in a phase 1 trial in patients with SCD pursuant to a cooperative research and development agreement. The core trial period has completed. The long-term extension study is ongoing. In June 2020, clinical proof of concept was established based on a preliminary analysis of the data from this trial.
•In collaboration with UMC Utrecht, or UMC, we are evaluating PYRUKYND® in patients with SCD pursuant to an investigator sponsored trial agreement. The trial is ongoing and enrolling patients, although UMC experienced disruptions related to the COVID-19 pandemic.
We expect to initiate two phase 3 trials of PYRUKYND®, ACTIVATE-kids and ACTIVATE-kidsT, in not regularly transfused and regularly transfused pediatric patients with PK deficiency in mid-2022.
AG-946: Novel, Next-Generation PK Activator
We are developing AG-946, a novel, next-generation PKR activator, for the potential treatment of hemolytic anemias. We are evaluating AG-946, in a phase 1 trial of AG-946 in healthy volunteers and in patients with SCD. The trial is currently enrolling healthy volunteers, and we expect to initiate the SCD patient cohort of this trial in the first half of 2022. We expect to initiate a phase 2a study of AG-946 in adults with L-IR MDS by year-end 2022.
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
We file, or may collaborate with third parties to file, patent applications directed to our key products and product candidates, including PYRUKYND® and AG-946, in addition to related compounds and potential back-up compounds, in an effort to establish intellectual property positions to protect these new chemical entities as well as methods of using these compounds in the treatment of diseases, formulations, solid state forms, and manufacturing processes. We may also seek patent protection for certain biomarkers that may be useful in identifying the appropriate patient population for therapies with our product candidates.
PK activator program
The patent portfolio for our PK activator program contains issued patents and pending patent applications directed to compositions of matter for PYRUKYND®, as well as to related compounds, various solid state forms of PYRUKYND®, compositions of matter for second generation PKR activators, such as AG-946, as well as methods of use for these novel compounds. As of February 1, 2022, we owned approximately 9 issued U.S. patents and 176 issued foreign patents, and have pending patent applications in the US and in various foreign jurisdictions. The patents that have issued or will issue for our PK activator program will have a statutory expiration date of at least 2030 to 2040. Patent term adjustments or patent term extensions could result in later expiration dates. In some cases, the term of a US patent can be shortened by the filing of a terminal disclaimer which operates to reduce the term of a patent to that of an earlier expiring patent. The foreign issued patents and pending patent applications are in a number of jurisdictions, including Argentina, Australia, Austria, Belgium, Brazil, Canada, China, the Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Japan, Lebanon, Lithuania, Mexico, the Netherlands, Norway, Poland, Portugal, Romania, Russia, Saudi Arabia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey, and the United Kingdom. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office, or USPTO, can be significantly narrowed by the time they issue, if they issue at all. We expect this could be the case with respect to some of our pending patent applications referred to above.
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
Additional Considerations
As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our product, product candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, patent applications that we may file or license from third parties may not result in the issuance of patents. We also cannot predict the breadth of claims that may be allowed or enforced in our patents. Any issued patents that we may receive in the future may be challenged, invalidated or circumvented. For example, a third party can challenge the patentability of one or more of the claims of an issued patent in a post-grant proceeding before the USPTO or a foreign patent office such as the European Patent Office, which can result in the loss of certain claims or the loss of an entire patent. In addition, it is possible that a third party has filed a patent application in the United States, or abroad, that claims the same technology or chemical structures that are claimed in our own patent applications or patents. In such cases, we may have to participate in legal proceedings or enter into a licensing arrangement, which could result in substantial costs to us, even if the eventual outcome is favorable to us. In addition to patent protection, we also rely upon unpatented confidential information, including confidential technical information, know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, by using confidentiality agreements with our collaborators, third-party service providers, scientific advisors, employees and consultants, and by invention assignment agreements with our employees. We also have agreements requiring assignment of inventions with selected consultants, scientific advisors and collaborators. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses requiring invention assignment, to grant us ownership of technologies that are developed through a relationship with a third party.
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
Competition
The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, development experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. PYRUKYND® and any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.
We compete in the areas of pharmaceutical, biotechnology and other related markets that address GDDs. There are other companies working to develop therapies in the field of GDDs, including divisions of large pharmaceutical companies and biotechnology companies of various sizes.
Our competitors include: Bristol-Myers Squibb Company, or BMS; BioMarin Pharmaceutical, Inc., or BioMarin; bluebird bio, Inc., or bluebird; Forma; Merck & Co., Inc., or Merck; Novartis International AG, or Novartis; Pfizer, Inc., or Pfizer; Global Blood Therapeutics, or Global Blood; IMARA Inc., or IMARA; Rocket Pharma LTD, or Rocket Pharma; Vertex Pharmaceuticals Incorporated, or Vertex, Emmaus Life Sciences, or Emmaus, Fibrogen, Inc., or Fibrogen, and Geron Corporation, or Geron.

The most common methods for treating GDD patients with PKU and hemolytic anemias are dietary restriction, dietary supplementation or replacement, treatment of symptoms and complications, gene therapy, blood transfusions, organ transplant and enzyme replacement therapies. There are a number of marketed therapies available for treating patients with GDDs. For example, recently approved treatments for thalassemia, SCD, low-risk MDS and phenylketonuria include Reblozyl® from Merck (formerly Acceleron); Revlimid® from BMS; Lentiglobin® from bluebird; Adakveo® from Novartis; Oxbryta® from Global Blood; Kuvan® and Palynziq® from BioMarin and Endari® from Emmaus. While our product and product candidates may compete with existing medicines and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product or product candidates may not be competitive with them. In addition to currently marketed therapies, there are also a number of products that are either small molecules, enzyme replacement therapies or gene therapies in various stages of clinical development to treat GDDs. For example, Rocket Pharma is conducting a clinical trial of a gene therapy targeting PK deficiency, Forma is developing a PKR activator for the treatment of hemolytic anemias, including PK deficiency, thalassemia, SCD and MDS, Fibrogen is developing Roxadustat for the treatment of anemia in MDS patients; Geron is developing imetelstat for the treatment of low-risk MDS, and Vertex is developing a gene therapy targeting SCD. These products in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide competition for any of our product or product candidates for which we obtain market approval.
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
The key competitive factors affecting the success of PYRUKYND® and any of our product candidates that we develop, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics in guiding the use of related therapeutics where appropriate, the level of generic competition and the availability of reimbursement from government and other third-party payors.
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize medicines that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any medicines that we may develop. Our competitors also may obtain FDA or other regulatory approval for their medicines more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic or other branded medicines. There are many generic medicines currently on the market for the indications that we are pursuing, and additional medicines are expected to become available on a generic basis over the coming years. We expect that PYRKYND® and any of our product candidates that may receive marketing approval, we expect that they will be priced at a significant premium over competitive generic medicines.
Manufacturing
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of PYRUKYND® and any product candidate for which we receive marketing approval. To date, we have obtained materials for PYRUKYND® and AG-946 for our ongoing and planned clinical testing from third-party manufacturers. Although we have long-term supply arrangements in place for the commercial supply of PYRUKYND®, we primarily obtain our supplies from these manufacturers on a purchase order basis. Due to the volatility of the raw material supply network globally, we have gained regulatory approval for redundant supply of raw materials, and have an ongoing program to ensure this risk mitigation remains effective. We do not currently have arrangements in place for redundant supply for drug product, but maintain a broad safety stock program. As we have done for PYRUKYND®, for all of our other product candidates we intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to submission of an NDA to the FDA.
PYRUKYND® and AG-946 are organic compounds of low molecular weight, generally called small molecules. They can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale-up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.

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
•performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication, in accordance with current good clinical practices, or GCP;
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
Preclinical Studies
Before an applicant begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards, and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.

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
Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee. This group provides authorization as to whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made based on evolving business objectives and/or competitive climate.
Reporting Clinical Trial Results
Under the Public Health Service Act, sponsors of clinical trials of certain FDA-regulated products, including prescription drugs and biologics, are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH and the FDA have recently signaled the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. The failure to submit clinical trial information to clinicaltrials.gov is also a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.
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
While there is no obligation to make investigational products available for expanded access, sponsors are required to make policies for evaluating and responding to requests for expanded access publicly available upon the earlier of initiation of a Phase 2 or Phase 3 clinical trial, or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.
In addition, the Right to Try Act, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.
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
Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy, and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. The FDA may require more than one Phase 3 clinical trial to support approval of a product candidate. A well-controlled, statistically robust Phase 3 clinical trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a drug; such Phase 3 clinical trials are referred to as “pivotal.” A phase 2 clinical trial can be a “pivotal” trial if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.
A company’s designation of the phase of a trial is not necessarily indicative that the trial will be sufficient to satisfy the FDA requirements of that phase.
In some cases, the FDA may approve an NDA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. These trials are used to gain additional experience from the treatment of a larger number of patients in the intended treatment group and to further document a clinical benefit in the case of drugs approved under accelerated approval regulations. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.
Progress reports detailing the results of clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.
Review and Approval of an NDA
In order to obtain approval to market a drug product in the United States, a marketing application must be submitted to the FDA that provides sufficient data establishing the safety and efficacy of the proposed drug product for its intended indication. The application must include all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the drug product to the satisfaction of the FDA.
The NDA is a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2022 is approximately $3.1 million. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2022 is approximately $369,000 per product. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.
Following submission of an NDA, the FDA conducts a preliminary review of the application generally within 60 calendar days of its receipt and must inform the sponsor at that time or before whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept the application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which the FDA accepts the application for filing. The review process and the PDUFA goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.
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
In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. REMS could include medication guides, communication plans for health care professionals, and elements to assure safe use, including special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patent registries. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events and whether the product is a NME.
The FDA may refer an application for a novel product which presents difficult questions of safety or efficacy to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations when making decisions.

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
•Fast Track Designation. The FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review process may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.
•Breakthrough Therapy Designation. A product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The FDA may take certain actions with respect to Breakthrough Therapies, including: holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.
•Priority Review. The FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for review of a marketing application from ten months to six months.
•Regenerative Advanced Therapy Designation. A product is eligible for regenerative advanced therapies designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.
Accelerated Approval Pathway
Drug or biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials.
The FDA’s Decision on an NDA
Based on its evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for the approved indications. A complete response letter generally indicates that the review cycle is complete and outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. An applicant has one year to respond to the deficiencies identified in the complete response letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a new product, it may limit the approved indications for use of the product. The FDA may also require contraindications, warnings or precautions be included in the product labeling, require post-approval trials, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms, including REMS,to help ensure that the benefits of the product outweigh the potential risks. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.
Under the Ensuring Innovation Act, signed into law in 2021, the FDA must publish action packages summarizing its decisions to approve new drugs within 30 days or approval of such drugs.
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
Section 505(b)(2) NDAs
NDAs for most new drug products are based on two full clinical trials which must contain substantial evidence of the safety and efficacy of the proposed new product for the proposed use. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the applicant for approval of the application “were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”
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
Generic Drugs and Regulatory Exclusivity
In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. Such previously approved drugs are known as the reference listed drugs, or RLDs. Abbreviated new drug applications, or ANDAs, for generic drugs generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, the applicant may rely on the preclinical and clinical testing previously conducted for the RLD.
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
Under the Hatch-Waxman Act, the FDA may not approve an ANDA or 505(b)(2) application until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity, or NCE. For the purposes of this provision an NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, a generic or follow-on drug application may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.
The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as new indications, dosage forms, route of administration, combination of ingredients. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs or 505(b)(2) NDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product; rather, this three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving follow-on applications for drugs containing the original active ingredient.
Upon submission of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Upon approval of a new drug, each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book. Specifically, the applicant must certify: (i) the required patent information has not been filed, (ii) the listed patent has expired, (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration or (iv) the listed patent is invalid, unenforceable or will not be infringed by the new product. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.
A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents, the ANDA or 505(b)(2) NDA will not be approved until all the listed patents claiming the referenced product have expired.
If the ANDA applicant or the 505(b)(2) applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA owner and patent holders once the ANDA or 505(b)(2) NDA has been accepted for filing by the FDA. The NDA owner and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) applicant.
Pediatric Studies
Under the Pediatric Research Equity Act of 2003, or PREA, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.
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
The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA maintains a list of diseases that are exempt from the requirements of the PREA.
Pediatric Exclusivity
Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing patent or regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. With regard to patents, the six-month pediatric exclusivity period will not attach to any patents for which a generic (ANDA or 505(b)(2) NDA) applicant submitted a Paragraph IV certification, unless the NDA sponsor or patent owner first obtains a court determination that the patent is valid and infringed by a proposed generic product.
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
If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation, or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same drug for the same condition for seven years, except in certain limited circumstances. Orphan exclusivity does not block the approval of a different product for the same rare disease or condition, nor does it block the approval of the same product for different conditions. If a drug designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan exclusivity regardless of a showing of clinical superiority. The requirement for a product to show clinical superiority applies to product candidates that received orphan drug designation before the enactment of amendments to the FDCA in 2017 but have not been approved by the FDA.
It is unclear how the FDA will implement a recent court decision concluding that orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use”.
Patent Term Restoration and Extension
A patent claiming a new drug product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of when a clinical investigation involving human beings has begun and the submission date of an application for approval, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.
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
•the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians, other healthcare providers and their immediate family members; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to health care items or services that are reimbursed by non-government third-party payors, including private insurers.
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
Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, exclusion from participation in federal and state health care programs, such as Medicare and Medicaid.
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
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which will remain in effect through 2031. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act and subsequent legislation, these Medicare reductions are suspended through the end of March 2022 and from April 2022 through June 2022, a 1% cut will be in effect, with the full 2% cut resuming thereafter.
Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017 on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On November 10, 2020, the Supreme Court heard oral arguments as to whether the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the ACA are invalid as well. On June 17, 2021, the Supreme Court dismissed this action after finding that the plaintiffs did not have standing to challenge the ACA’s minimum essential coverage provision at issue in the case. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President

Biden rescinded those orders issued a new executive order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this executive order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and under the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.
The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of drugs under Medicare and Medicaid. To those ends, President Trump issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021, but such rule has been subject to a nationwide preliminary injunction. In December 2021, the CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.
In November 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. In addition, in response to an executive order from President Biden, the HHS recently released a plan to reduce pharmaceutical prices.
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico and New Hampshire) have passed laws allowing for importation from Canada with the intent of developing SIPs for review and approval by the FDA. A number of states have also required drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers and wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
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
Clinical Trial Approval
The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on GCP and the related national implementing provisions of the individual EU Member States govern the system for the approval of clinical trials in the EU. Under this system, an applicant must obtain prior approval from the competent national authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an investigational medicinal product dossier (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, where relevant the implementing national provisions of the individual EU Member States and further detailed in applicable guidance documents.
In April 2014, the Clinical Trial (Regulation, (EU)) No 536/2014 was adopted. The new Clinical Trial Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the EU Portal and Database; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted, or Concerned Member States. Part II is assessed separately by each Concerned Member State. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the Concerned Member State. However, overall related timelines will be defined by the Clinical Trial Regulation.
The Clinical Trial Regulation came into application on January 31, 2022 and is directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the EU were bound by previously applicable provisions until the new Clinical Trial Regulation became applicable. If a clinical trial continues for more than three years from the day on which the Clinical Trial Regulation became applicable, the Clinical Trial Regulation will begin to apply to the clinical trial as of the time of its effectiveness.
Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU at the EudraCT website: https://eudract.ema.europa.eu.
PRIME Designation in the EU
In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The priority medicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the Committee for Human Medicinal Products, or CHMP, or Committee for Advanced Therapies are appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s Committee level.
Marketing Authorization
To obtain a marketing authorization for a product under EU regulatory systems, an applicant must submit an MAA either under a centralized procedure administered by the EMA, or one of the procedures administered by competent authorities in the EU Member States, decentralized procedure; national procedure; or mutual recognition procedure.
The centralized procedure provides for the grant of a single marketing authorization by the EMA that is valid in all EU Member States, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products, and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. The centralized procedure may at the request of the applicant also be used in certain other cases. The centralized procedure is optional for products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health.
Under the centralized procedure, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and from the viewpoint of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding stop clocks.

There are also two other possible routes to authorize medicinal products in several EU countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:
•Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure. The applicant may choose a member state as the reference member state to lead the scientific evaluation of the application.
•Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one EU Member State (which acts as the reference member state), in accordance with the national procedures of that country. Following this, further marketing authorizations can be progressively sought from other EU countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization produced by the reference member state.
Under the above-described procedures, before granting the marketing authorization, the EMA or the competent authorities of the Member States of the European Economic Area make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.
Conditional Approval
The European Commission may also grant a so-called “conditional marketing authorization” prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional marketing authorizations may be granted for product candidates (including medicines designated as orphan medicinal products), if (i) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases, (ii) the risk-benefit balance of the product candidate is positive; (iii) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data; (iv) the product fulfills an unmet medical need; and (v) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.
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

Pediatric Studies and Exclusivity
Prior to obtaining a marketing authorization in the EU, applicants must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the adult population. Before an MAA can be filed or an existing marketing authorization can be amended, the EMA requests that companies comply with the agreed studies and measures listed in each relevant PIP. If an applicant obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate, or SPC, or alternatively a one year extension of the regulatory market exclusivity from ten to eleven years, as selected by the marketing authorization holder.
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
Patent Term Extensions
The European Union also provides for patent term extension through SPCs. The rules and requirements for obtaining a SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. In certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained. Although SPCs are available throughout the European Union, sponsors must apply on a country by country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the European Union.
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
General Data Protection Regulation
The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR.
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
Our Scientific Advisors
Scientific Advisors
We have assembled a world-class scientific advisory board that includes renowned experts in cellular metabolism, drug discovery and translational medicine. These advisors work in close collaboration with our scientists to identify new research directions and accelerate our target validation and drug discovery programs.

Name	Primary affiliation
Scott Biller, Ph.D.	Former Chief Scientific Officer of Agios Pharmaceuticals
Lewis C. Cantley, Ph.D.	The Cancer Center at Weill Cornell Medical College and New York-Presbyterian Hospital
Ralph Deberardinis, M.D., Ph.D.	Children's Medical Center Research Institute at University of Texas Southwestern
Tak W. Mak, Ph.D.	University of Toronto and the Campbell Family Institute for Breast Cancer Research
Shin-San Michael Su, Ph.D.	Former Chief Scientific Officer of Decibel Therapeutics
Marc Tessier-Lavigne, Ph.D.	Stanford University
Craig B. Thompson, M.D.	Memorial Sloan-Kettering Cancer Center
Matthew Vander Heiden, M.D., Ph.D.	Koch Institute for Integrative Cancer Research at Massachusetts Institute of Technology
Employees and Human Capital
As of December 31, 2021, we had 390 full-time employees and 2 part-time employees, all based in the United States and of which 120 held Ph.D., Pharm.D. or M.D. degrees. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We also retain independent contractors to support the goals of our organization. We prioritize our employee experience and we are proud of our strong employee and contractor relations.
We understand that attracting, retaining, engaging and supporting our talented team and maintaining a diverse and inclusive organization is critical to our success and our ability to increase the value we can provide for patients, shareholders and all stakeholders.
We strive to cultivate a positive, respectful and fair work environment guided by the following three pillars:
•Flexibility: We provide flexible work arrangements which results in happier, more engaged and more productive employees. We encourage a culture that promotes different perspectives, different work styles, health and wellness, care of families and productivity.
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
We are committed to fostering a welcoming and diverse workplace in which individuals from a variety of backgrounds can thrive. Our diversity and inclusion program focuses on valuing three types of differences:
•Representative differences (demographic diversity, such as gender, race, ethnicity, sexual orientation)
•Experiential differences (identities based on life experiences that may change over time)
•Cognitive differences (unique ways of understanding and interpreting the world)
We are a majority female organization and we maintain significant representation at all levels, including the Board of Directors. As of December 31, 2021, 59% of our workforce were women. Racial and ethnic diversity in the aggregate has improved at our company over the last few years. As of December 31, 2021, 30% of our workforce were ethnically diverse. However, we recognize that there is still important progress to be made, particularly as it relates to Black and Latino representation at our company, and this remains an area of continued emphasis for us.
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
The COVID-19 pandemic evolved throughout 2021 and we continued to demonstrate our commitment to the health and wellbeing of our employees, our patients and our community. We regularly monitored local and national public health data and guidelines and adjusted our practices accordingly, while maintaining operational productivity. During 2021, we were able to eliminate our onsite testing requirements and temporarily relax our mask wearing policy. We also implemented a mandatory vaccination policy for all employees, regardless of their role or work locations, subject to limited exceptions. Thoughtful management of our COVID-19 response continues to be a priority for our leadership team.
We have continued the employee communication approach we implemented during 2020 with frequent virtual/hybrid meetings and the use of our dedicated intranet site to provide regular, transparent updates on the company’s COVID-19 response. We also implemented a new “Re-imagining Work” policy providing employees whose roles do not require an onsite or in field presence with an opportunity to choose the right working arrangement or them -- whether remote, hybrid with time split between home or the office, or primarily onsite in our Cambridge office.
As we have continued to navigate the ever-changing environment of the pandemic, we believe our ability to embrace change and our long-standing culture of flexibility have helped us maintain productivity to deliver for patients.
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
Risks Related to the Discovery, Development, and Commercialization of our Products and Product Candidates
If we do not successfully commercialize PYRUKYND and other products for which we receive approval, our prospects may be substantially harmed.
In February 2022, we obtained marketing approval from the FDA for PYRUKYND® (mitapivat) for the treatment of hemolytic anemia in adults with pyruvate kinase (PK) deficiency in the United States. PYRUKYND® is the first product for which we have received marketing approval following the sale of our oncology business to Servier in March 2021 and PYRUKYND® is the first product in our GDD portfolio that has received marketing approval. Our ability to generate revenue from PYRUKYND® will depend heavily on our successful development and commercialization of the product.
The development and commercialization of PYRUKYND® could be unsuccessful if:
•the medical community and third-party payors do not accept PYRUKYND® as safe, efficacious and cost-effective for the treatment of adults with PK deficiency;
•we fail to maintain the necessary financial resources and expertise to manufacture, market and sell PYRUKYND®;
•we fail to develop, implement and maintain effective marketing, sales and distribution strategies and operations for the development and commercialization of PYRUKYND®;
•we fail to continue to develop, validate and maintain a commercially viable manufacturing process for PYRUKYND® that is compliant with current good manufacturing practices, or cGMP;
•we fail to successfully obtain third party reimbursement and generate commercial demand that results in sales of PYRUKYND®;
•PYRUKYND® or any product candidate that we commercialize, may become subject to unfavorable pricing regulations and third-party reimbursement practices, which would harm our business.
•our efforts to commercialize PYRUKYND® are impeded by the effects of the COVID-19 pandemic;
•we encounter any third-party patent interference, derivation, inter partes review, post-grant review, reexamination or patent infringement claims with respect to PYRUKYND®;
•we fail to comply with regulatory and legal requirements applicable to the sale of PYRUKYND®;
•competing drug products are approved for the same indications as PYRUKYND®;
•we fail to approve marketing approval of PYRUKYND® in jurisdictions other than the United States;
•new significant safety risks are identified;
•we fail to gain and/or maintain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community; or,
•a significant number of eligible patients with PK deficiency do not end up being prescribed PYRUKYND® and, if they are, such patients do not stay on treatment; or
•PYRUKYND® does not demonstrate acceptable safety and efficacy in current or future clinical trials, or otherwise does not meet applicable regulatory standards for approval in indications other than currently approved indications.
If we experience significant delays or an inability to successfully develop and commercialize PYRUKYND® our business would be materially harmed.
We depend heavily on the success of our clinical product candidates, including our lead product candidate PYRUKYND® for use in indications other than PK deficiency and in other jurisdictions. Clinical trials of our product candidates may not be successful for a number of important reasons. If we or our collaborators are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
We have invested a significant portion of our efforts and financial resources in the identification of our product candidates and development of our most advanced clinical programs. Our ability to generate product revenue will depend heavily on the successful clinical development and eventual commercialization of our current and any future product candidates, including PYRUKYND® for use in indications other than PK deficiency and in jurisdictions outside of the United States. We have invested a significant portion of our efforts and financial resources in the identification of our product candidates and development of our most advanced programs, including PYRUKYND®. In February 2022, the FDA approved PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In June 2021, we submitted a MAA to the EMA for the treatment of adults with PK deficiency the European Union.
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
In December 2016, we withdrew our IND for AG-519, our second PKR activator, following verbal notification of a clinical hold from the FDA relating to a previously disclosed case of drug-induced cholestatic hepatitis which occurred in our phase 1 clinical trial of AG-519 in healthy volunteers. Although these decisions and this hepatic adverse event finding do not affect our ongoing clinical trials for PYRUKYND®, our first PKR activator, we cannot provide any assurances that there will not be similar or other treatment-related severe adverse events in our other clinical trials of PYRUKYND®, that our other trials will not be placed on clinical hold in the future, or that patient recruitment for our other trials will not be adversely impacted.

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
The COVID-19 pandemic has and may continue to affect our ability to initiate or continue our planned, ongoing and future clinical trials, disrupt regulatory activities, disrupt our ability to maintain a commercial infrastructure for our product or have other adverse effects on our business and operations. In addition, this pandemic may continue to adversely impact economies worldwide, which could result in adverse effects on our business and operations.
In response to the COVID-19 pandemic, we were temporarily required to close our facilities except for a limited number of essential facilities and laboratory staff. Our Cambridge office reopened, with appropriate safety precautions in place that are aligned with local and CDC advisements. Operations have maintained productivity, while allowing employees who prefer to work onsite all or some of the time. Additionally, our field-based employees engage with healthcare providers and other third parties remotely and, where local regulations allow, on a limited in-person basis. In November 2021, we began requiring all employees, regardless of role or work location, to be fully vaccinated against COVID-19, as defined by CDC guidelines, subject to limited exceptions.
We may face disruptions that may affect our ability to initiate and complete clinical trials including disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates and laboratory supplies for planned and ongoing clinical trials, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. We have enrolled, and seek to enroll, patients in our clinical trials at sites located both in the United States and internationally. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis has been and may continue to be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. We have faced and may continue to face difficulties recruiting or retaining patients in our ongoing clinical trials because of the pandemic. Patients enrolled in our clinical trials may be unable or unwilling to visit clinical trial sites which may impact the collection of important clinical trial data and has, and may continue to, necessitate remote data verification. In addition, limitations in the ability to visit sites has affected, and may continue to affect, our enrollment timelines for our clinical trials, and may adversely affect the timing of completion of our clinical trials or our ability to complete clinical trials in a fully compliant manner. Additionally, the potential suspension of clinical trial activity at clinical trial sites may have an adverse impact on our clinical trial plans and timelines.
We have faced and may continue to face disruptions in our ability to prepare and submit applications to regulatory authorities for drug approvals and to build and maintain a commercial infrastructure for our product and product candidates. We may face manufacturing disruptions or disruptions related to the ability to obtain necessary institutional review board or other necessary site approvals, as well as other delays at clinical trial sites.

The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.
The COVID-19 pandemic may continue to significantly impact economies and financial markets worldwide, which could result in adverse effects on our business and operations, impact our ability to raise additional funds through public offerings and impact the volatility of our stock price and trading in our stock. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business in the future and a continuation of the pandemic has the potential to adversely affect our business, financial condition, results of operations, and prospects.
If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
We or our collaborators may not be able to initiate, continue or complete clinical trials for our product candidates if we or they are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States. Furthermore, enrollment has been and may continue to be particularly challenging in light of the ongoing COVID-19 pandemic and even more so for some of the orphan diseases we target in our GDD programs.
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
In addition, some of our competitors may have ongoing or planned clinical trials for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For example, Rocket Pharma LTD, or Rocket Pharma, is developing a gene therapy targeting PK deficiency; Vertex Pharmaceuticals Incorporated, or Vertex, is developing a gene therapy targeting SCD; IMARA Inc., or IMARA, and Forma Therapeutics Holdings, Inc., or Forma, are developing molecules for the treatment of beta thalassemia and SCD; Global Blood Therapeutics is developing molecules for the treatment of SCD; Fibrogen, Inc. is developing Roxadustat for the treatment of anemia in MDS patients; and Geron Corporation is developing imetelstat for the treatment of low-risk MDS. Roivant Sciences is developing RVT-2001 (licensed from Eisai Co., Ltd.) for the treatment of transfusion-dependent anemia in patients with lower-risk MDS. Competition for eligible patients may make it particularly difficult for us to enroll a sufficient number of patients to complete our clinical trials for our product candidates in a timely and cost-effective manner.
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
Results of preclinical studies and early clinical trials may not be predictive of results of later-stage clinical trials.
The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier stages of development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.
In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. While we obtained marketing approval of PYRUKYND® for the treatment of [adults with PK deficiency] in the United States, we cannot be certain that we will obtain marketing approval of PYRYKYND® in other indications. The results of clinical trials of PYRUKYND® for the treatment of PK deficiency do not predict that PYRUKYND® will be efficacious in our ongoing clinical trials in other indications. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.
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
It is possible that our clinical trials, or those of any collaborators, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, including PYRUKYND®, we, or others, discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:
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
PYRUKYND®, or any of our product candidates that may receive marketing approval in the future, may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.
PYRUKYND®, or any of our product candidates that may receive marketing approval in the future, may fail to gain and/or maintain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If PYRUKYND® or any of our product candidates, if approved, do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of PYRUKYND® and any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
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
If we are unable to establish and maintain sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing PYRUKYND® or our product candidates if they are approved.
We have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for approved medicines for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to other third parties. Although we had established sales and marketing capabilities to support our co-promotion efforts for IDHIFA® and our sales of TIBSOVO® prior to the sale of our oncology business to Servier, we are again in the process of building our sales and marketing infrastructure to commercially launch and sell PYRUKYND® for the treatment of hemolytic anemia in adults with pyruvate kinase (PK) deficiency in the United States. We may need to further build our sales and marketing infrastructure to commercialize PYRUKYND® in other indications or outside of the United States or to commercialize any of our other product candidates for which we obtain marketing approval.
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
If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability of product revenue to us are likely to be lower than if we were to market and sell any medicines that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our medicines effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing PYRUKYND® or any of our product candidates for which we obtain marketing approval.
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
We face competition with respect to PYRUKYND® and our current product candidates, and we and our collaborators will face competition with respect to any product candidates that we or they may seek to develop or commercialize in the future. Potential competitors include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product or our product candidates, such as PK deficiency, thalassemia, SCD and L-IR MDS. For example, Acceleron Pharma Inc. (in collaboration with Bristol-Myers Squibb Company) and bluebird bio, Inc., or bluebird, are each marketing therapies to treat beta thalassemia, Novartis International AG, Emmaus Life Sciences and Global Blood Therapeutics are each marketing therapies to treat SCD, Rocket Pharma is conducting a clinical trial of a gene therapy targeting PK deficiency, and a number of other biotechnology companies have product candidates in clinical development in similar indications as ours.
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
There are also a number of product candidates in preclinical or clinical development by third parties to treat GDDs by targeting similar mechanisms of action as our product candidates. These companies include large pharmaceutical companies, such as Novartis, as well as biotechnology companies of various sizes, such as BioMarin Pharmaceutical Inc., bluebird, Forma, IMARA, PTC Therapeutics, Inc., Rocket Pharma, and Vertex. Our competitors may develop products that are more effective, safer, more convenient or less costly than PYRUKYND® or any product candidates that we are developing or that would render PYRUKYND® or our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and clinical stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
If the FDA does not grant our products, if and when approved, appropriate periods of data exclusivity before approving generic or follow-on versions of our products, the sales of our products could be adversely affected.
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
A manufacturer may also submit an NDA under section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, that references the FDA’s prior approval of the innovator product or preclinical studies and/or clinical trials that were not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. A 505(b)(2) NDA product, or follow-product, may be for a new or improved version of the original reference listed drug.
The FDA may not approve an ANDA or 505(b)(2) NDA until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The FDCA provides a period of five years of new chemical entity exclusivity for a new drug containing a new active moiety. Specifically, in cases where such exclusivity has been granted, an ANDA or a 505(b)(2) NDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference-listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference-listed drug. The FDCA also provides a period of three years of new clinical investigation data exclusivity in connection with the approval of a supplemental indication for the product for which a clinical trial is deemed by the FDA as essential for approval.
In the event that a generic or follow-on manufacturer is somehow able to obtain FDA approval without adherence to these periods of data exclusivity, the competition that our approved products may face from generic and follow-on versions could negatively impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on our investments in those product candidates.
In addition, if there are patents listed for our drug products in the Orange Book, ANDAs and 505(b)(2) NDAs would be required to include a certification as to each listed patent indicating whether the applicant intends to challenge the patent. We cannot predict which, if any, patents in our current portfolio or patents we may obtain in the future will be eligible for listing in the Orange Book, how any generic or follow-on competitor would address such patents, whether we would sue on any such patents or the outcome of any such suit.
Product liability lawsuits against us or any collaborators could cause us or our collaborators to incur substantial liabilities and could limit commercialization of any medicines that we or they may develop.
We and any collaborators face a risk of product liability exposure related to our product candidates in human clinical trials and face an even greater risk as we or they commercially sell any medicines, including PYRUKYND®. If we or any collaborators cannot successfully defend ourselves or themselves against claims that our product candidates or medicines caused injuries, we or they could incur substantial costs and liabilities. Regardless of merit or eventual outcome, liability claims may also result in, among other thing, decreased demand for any product candidates or medicines that we may develop, reputational harm and lost revenue.
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
Risks Related to Our Financial Position
We face new challenges as a smaller, less diversified company following the sale of our oncology business to Servier.
Following the sale of our oncology business to Servier in March 2021, we have focused our resources and efforts on product and product candidates for the treatment of GDDs. The success of the GDD business is subject to various risks and uncertainties, including the possibility that we may not be able to successfully commercialize PYRUKYND®, which only recently was approved by the FDA for the treatment of hemolytic anemia in adults with pyruvate kinase (PK) deficiency in the United States, the possibility of adverse clinical and other developments in respect of PYRUKYND® or our other product candidates of the GDD business, and unanticipated changes in applicable laws and regulations that may adversely affect the GDD business.
We developed most of our initial products and product candidates for the treatment of various types of cancer. The sale of our oncology business to Servier, including our approved products at the time of sale, TIBSOVO® and IDHIFA®, has resulted in us being a smaller, less diversified company with a more limited business concentrated on products and product candidates for the treatment of GDDs. As a result, we may be more susceptible to changing market conditions, including fluctuations and risks particular to the markets for patients with GDDs, than a more diversified company, which could adversely affect our business, financial condition and results of operations. In addition, even with the FDA approval of PYRUKYND® the diversification of our revenues, costs and cash flows has diminished following the transaction. Our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments or satisfy other financial commitments may be diminished.

We have broad discretion as to the use of the proceeds from the sale of our oncology business to Servier, and we may not use the proceeds effectively.
We have broad discretion with respect to the use of proceeds of the sale of our oncology business to Servier. The results and effectiveness of the use of proceeds, including the repurchase of shares of our common stock, are uncertain, and we could spend the proceeds in ways that do not improve our remaining business, financial condition or results of operations. Our failure to apply these funds effectively could have an adverse effect on its business, financial condition and results of operations.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
Until such time, if ever, as we can generate substantial product revenue, including from sales of PYRUKYND®, we expect to finance our cash needs primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO®, a potential milestone payment from Servier if vorasidenib is approved by the FDA and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, in connection with potential future strategic transactions, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We do not have any committed external source of funds other than the potential milestone and royalty payments that we are eligible to receive under our purchase agreement with Servier. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may require us to enter into agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.
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
We expect to incur significant expenses as we continue to advance our ongoing activities. We expect to execute our operating plan through major catalysts and to cash-flow positivity without the need to raise additional equity. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operating plan is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds. Our future capital requirements will depend on many factors, including:
•the amount and timing of revenue received from commercial sales of PYRUKYND® and any of our other product candidates for which we may receive marketing approval;
•the amount of contingent consideration we ultimately receive in connection with the sale of our oncology business to Servier;
•the costs and timing of our ongoing commercialization activities, including product manufacturing, sales, marketing and distribution, for PYRUKYND® for the treatment of [adults with PK deficiency];
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
We have a history of incurring operating losses. Our net income for the year ended December 31, 2021 was $1,604.7 million and our net losses for the years ended December 31, 2020 and 2019 were $327.4 million and $411.5 million, respectively. As of December 31, 2021, we had an accumulated deficit of $238.8 million. Prior to the sale of our oncology business to Servier, we had generated only modest revenue from sales of TIBSOVO® and, prior to our sale to Royalty Pharma of our royalty rights to IDHIFA®, from royalties on sales of IDHIFA®. We have only recently obtained marketing approval and have begun to commercialize PYRUKYND® for the treatment of hemolytic anemia in adults with pyruvate kinase (PK) deficiency in the United States. PYRUKYND® is the first product we have received marketing approval for following the sale of our oncology business, including approved products TIBSOVO® and IDHIFA®, to Servier in March 2021. We have neither obtained marketing approval for PYRUKYND® in any other indications or for any indication outside of the United States nor have we obtained marketing approval for any of our other product candidates, all of which are in preclinical or clinical development stages. In June 2021, we submitted a MAA for PYRUKYND® in adults with PK deficiency to the EMA.
Prior to the sale of our oncology business to Servier, we financed our operations primarily through public offerings of our common stock and our collaboration agreements with Celgene and have devoted substantially all of our efforts to research and development. Following the sale of our oncology business to Servier on March 31, 2021, we have financed and expect to finance our operations primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO®, a potential milestone payment from Servier if vorasidenib is approved by the FDA, potential sales of PYRUKYND® and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. We expect to continue to incur significant expenses and net losses until such time as we are able to report profitable results. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that we will incur significant expenses if and as we:
•commercially launch PYRUKYND® for the treatment of [adults with PK deficiency] in the United States;
•continue to establish and maintain a sales, marketing and distribution infrastructure to commercialize PYRUKYND® and other product candidates for which we may obtain marketing approval;
•initiate and continue clinical trials for our products and product candidates, including PYRUKYND® in other indications; continue our research and preclinical development of our product candidates and seek to identify additional product candidates;
•seek marketing approvals for our product candidates that successfully complete clinical trials;
•require the manufacture of larger quantities of product candidates for clinical development and commercialization;
•maintain, expand and protect our intellectual property portfolio;
•add additional personnel to support our product research and development and planned future commercialization efforts and our operations;
•add equipment and physical infrastructure to support our research and development; and
•acquire or in-license other medicines and technologies.
To become and remain profitable, we must develop and successfully commercialize one or more medicines with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those medicines for which we may obtain marketing approval and satisfying any post-marketing requirements. Notwithstanding the extent to which we may succeed in any of these activities, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.
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
In addition, we cannot predict what success, if any, Servier may have in the United States with respect to sales of TIBSOVO® and vorasidenib, if approved, and, therefore, the amount of royalty payments that we can expect to receive from Servier under the terms of the purchase agreement prior to the loss of exclusivity of these products. The royalty payments are also subject to deductions and other adjustments under the terms of the purchase agreement, the amounts of which are uncertain as of the date of this report.
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
As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020, COVID-19 relief provisions were included in the Consolidated Appropriations Act, 2021, or CAA, which was enacted on December 27, 2020 and the American Rescue Plan Act of 2021, or ARPA, was enacted on March 11, 2021. All contain numerous tax provisions. Regulatory guidance under the Tax Act, the FFCR Act, the CARES Act, the CAA and the ARPA is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is possible that Congress will enact additional legislation in connection with the COVID-19 pandemic. Furthermore, as a result of the changes in the U.S. presidential administration and control of the U.S. Senate, it is possible that additional tax legislation will be enacted. Such legislation could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the FFCR Act, the CARES Act, the CAA or the ARPA.
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
Our reliance on third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our responsibility to comply with any such standards. We and these third parties are required to comply with current good clinical practices, or cGCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you a given regulatory authority will determine that any of our clinical trials comply with cGCP regulations. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a U.S. government-sponsored database, clinicaltrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. We are exposed to risk of fraud or other misconduct by such third parties.
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
We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing for commercialization.
We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the materials and manufacture of our product candidates for preclinical and clinical testing and for commercial supply of PYRUKYND® and any product candidate for which we or our collaborators obtain marketing approval.
Although we have entered into long-term supply agreements for commercial supply of PYRUKYND® with third-party manufacturers ahead of its commercial launch, we may be unable to establish similar long-term supply agreements with third-party manufacturers with respect to our other GDD product candidates or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
•reliance on the third party for regulatory compliance, quality assurance, environmental and safety and pharmacovigilance reporting;

•the possible breach of the manufacturing agreement by the third party; and
•the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.
Third-party manufacturers may not be able to comply with current cGMPs. regulations or similar regulatory requirements on a global basis. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or medicines, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.
We have been monitoring our supply chain network for any disruptions due to the COVID-19 pandemic, and our manufacturers have remained largely unaffected, with any campaign delays experienced to date being limited to a few days in duration. Although global shipping continues to be disrupted due to the pandemic, we have not yet experienced a supply impact. If either we or any third parties on which we rely are adversely impacted by restrictions resulting from the COVID-19 pandemic, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and research and development operations and our product for commercialization.
Any performance failure on the part of our existing or future manufacturers could delay clinical development, marketing approval or our commercialization efforts. We do not currently have arrangements in place for redundant supply for drug product. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture our product or our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.
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
The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product and product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. We have in the past and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our medicines and technology, including opposition, derivation, revocation, reexamination, post-grant and inter partes review or interference proceedings before the USPTO or other patent offices around the world. For example, in 2011, The Leonard and Madlyn Abramson Family Cancer Research Institute at the Abramson Cancer Center of the University of Pennsylvania initiated a lawsuit against us, one of our founders, Craig B. Thompson, M.D., and Celgene, alleging misappropriation of intellectual property and, in 2012, the Trustees of the University of Pennsylvania initiated a similar lawsuit against us and Dr. Thompson. Each of these lawsuits was settled in 2012. We are not aware of any other legal proceedings having been filed against us to date. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we or one of our collaborators are found to infringe a third party’s intellectual property rights, we or they could be required to obtain a license from such third party to continue developing and marketing our medicines and technology. However, we or our collaborators may not be able to obtain any required license on commercially reasonable terms or at all. Even if we or our collaborators were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. We or our collaborators could be forced, including by court order, to cease developing and commercializing the infringing technology or medicine. In addition, we or our collaborators could be found liable for monetary damages. A finding of infringement could prevent us or our collaborators from commercializing our product and product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we or our collaborators have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.
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
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and comparable regulatory authorities in other countries. With the exception of the FDA approval of PYRUKYND®, for the treatment of hemolytic anemia in adults with pyruvate kinase (PK) deficiency in the United States, we have not received approval to market any of our current product candidates from regulatory authorities in any jurisdiction.
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
The FDA, EMA and other foreign regulatory authorities have substantial discretion in the approval process. Accordingly, it is possible that the FDA or EMA may refuse to accept for substantive review any NDA, sNDA or MAA that we submit for our product candidates, or may conclude after review of our data that our marketing application is insufficient to obtain marketing approval of our product candidates, including with respect to the MAA for PYRUKYND® that is currently under review by the EMA. If the FDA or EMA does not accept or approve our applications for any of our product candidates, the applicable regulator may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before reconsidering our applications. Depending on the extent of these or any other FDA- or EMA-required trials or studies, approval of any marketing applications that we submit may be delayed by several years, or may require us to expend more resources than we planned. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA or EMA to approve any marketing applications. We may not be successful in obtaining FDA or EMA approval of our product candidates on a timely basis, or ever. We have limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process, and failure to obtain marketing approval for our product candidates will prevent us from commercializing the product candidate in the applicable jurisdictions.
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
Disruptions at the FDA and other agencies may prolong the time necessary for regulatory submissions to be reviewed and/or new drugs to be approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown were to occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Should the FDA determine that an inspection is necessary for approval of a regulatory submission and an inspection cannot be completed during the review cycle due to restrictions on travel due to COVID-19, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the regulatory submission until an inspection can be completed.
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
Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the EU on December 31, 2020, commonly referred to as Brexit. On December 24, 2020, the United Kingdom and EU entered into a Trade and Cooperation Agreement, which sets out certain procedures for approval and recognition of medical products in each jurisdiction, and the United Kingdom and EU continue to work on the rules for implementation. Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, the consequences of Brexit and the impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom remains unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing any product candidates in the United Kingdom and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability, which could significantly and materially harm our business.
We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States. In addition, we do not have experience commercializing products outside of the United States and such efforts may depend on our ability to find a suitable collaborator.
Fast track designation and/or priority review designation by the FDA or PRIME designation in the EU may not actually lead to a faster development or regulatory review or approval process, nor does it assure approval of the product candidate by the FDA or the EMA.
We may seek fast track designation, priority review designation and/or PRIME designation for our product candidates.
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
In addition, in the EU, the PRIME designation program focuses on product candidates that target conditions for which there exists no satisfactory method of treatment in the EU or product candidates that may offer a major therapeutic advantage over existing treatments. The benefits of a PRIME designation include, among other things, the potential to qualify product for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME designation enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if our product candidates receive PRIME designation, we may not experience a faster development process, review or approval compared to conventional EMA procedures and it does not assure or increase the likelihood of the EMA’s grant of a marketing authorization.

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
Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of PYRUKYND® and any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute PYRUKYND® and any other medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:
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
•the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals and other covered recipients; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.
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
PYRUKYND® or any product candidate that we commercialize, such products may become subject to unfavorable pricing regulations and third-party reimbursement practices, which would harm our business.
The commercial success of PYRUKYND® or of any of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third-party payors, including government health administration authorities and private health coverage insurers. If coverage and reimbursement is not available, or reimbursement is available only to limited levels, we, or any collaborators, may not be able to successfully commercialize PYRUKYND® or our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any future collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
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
Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any collaborators, to commercialize PYRUKYND® or any of our product candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from third-party payors. Third-party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of any collaborators to sell PYRUKYND® or our product candidates profitably. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of any collaborators, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us, or any collaborators, to decrease the price we, or they, might establish for products, which could result in lower than anticipated product revenue. If the prices for our products, if any, decrease or if governmental and other third-party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.
In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We cannot be sure that coverage will be available for PYRUKYND® or any product candidate that we, or any collaborator, may commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for PYRUKYND® or any of our product candidates for which we, or any collaborator, may obtain marketing approval could significantly harm our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.
Current and future healthcare reform legislation may increase the difficulty and cost for us and any collaborators to obtain reimbursement and commercialize our drug candidates.
In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any collaborators, to profitably sell PYRUKYND® or any other product for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed.
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This legislation resulted in aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through 2031. However, pursuant to the CARES Act and subsequent legislation, these Medicare sequester reductions are suspended through the end of March 2022 and from April 2022 through June 2022, a 1% cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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
To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products. To those ends, President Trump issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing President Trump’s most favored nation model, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries effective, but such final rule is currently subject to a nationwide preliminary injunction. On August 21, 2021, the Centers for Medicare & Medicaid Services, or CMS, issued a proposed rule to rescind President Trump’s interim final rule, following public notice and comment, and CMS stated it will explore all options to incorporate value into payments for Medicare Part B drugs and improve beneficiaries’ access to evidence-based care. The Biden Administration has frozen certain of the Trump Administration’s measures to reform drug prices. It remains to be seen whether the orders and resulting regulations put in place during the Trump Administration will remain in force. Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product or product candidates or additional pricing pressures.
In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved.
We are subject to U.S. and foreign export control, import, sanctions, anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. In addition, we may engage third party intermediaries to promote our clinical research activities abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities.
Noncompliance with such laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas, investigations, or other enforcement actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor which can result in added costs and administrative burdens.
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
We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations or regulations in other jurisdictions, provide accurate information to the FDA or other regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately, disclose unauthorized activities to us, or comply with securities laws. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, including for illegal insider trading activities, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.
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
The trading price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since January 1, 2015 the price of our common stock on the Nasdaq Global Select Market has ranged from $27.55 per share to $138.85 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. While the full extent of the economic impact and the duration of the COVID-19 pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms.
The market price for our common stock may be influenced by many factors, including:
•our success in launching and commercializing PYRUKYND®;
•the impact of the sale of our oncology business to Servier on our business;
•the impact of our repurchases of shares of common stock from our stockholders;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•the timing and results of clinical trials of product candidates, or our competitors’ product candidates;
•regulatory actions with respect to our product or product candidates or our competitors’ products and product candidates;
•commencement or termination of collaborations for our development programs;
•failure or discontinuation of any of our development programs;
•regulatory or legal developments in the United States and other countries;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•the recruitment or departure of key personnel;
•the level of expenses related to any of our products, product candidates or development programs;
•the results of our efforts to develop additional product candidates and products;
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
As of December 31, 2021, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Under Section 382 of the Code and corresponding provisions of state law, if a company undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership by certain stockholders over a three-year period, the company’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income may be limited. Our prior equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. We completed a review of our changes in ownership through December 31, 2021, and determined that we did not have a qualified ownership change since our last review as of December 31, 2020. Future ownership changes under Section 382 may limit the amount of net operating loss and tax credit carryforwards that we could potentially utilize to reduce future tax liabilities.
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
On March 25, 2021, we announced that our board of directors authorized the Repurchase Program for the repurchase of up to $1.2 billion of our outstanding shares of common stock. On March 31, 2021, in connection with the Repurchase Program, we entered into a definitive share repurchase agreement with BMS to repurchase 7.1 million shares of our common stock held by certain subsidiaries of BMS for an aggregate purchase price of $344.5 million, or $48.38 per share. This repurchase was completed on April 5, 2021. Further, on April 2, 2021, in connection with the Repurchase Program, we entered into a Rule 10b5-1 repurchase plan pursuant to which we repurchased approximately 9.1 million shares of common stock for $458.0 million, or $50.35 per share, under the plan. In total, as of December 31, 2021, we have repurchased 16.2 million shares of common stock for $802.5 million under the Repurchase Program. On October 5, 2021, we terminated our Rule 10b5-1 share repurchase program and on October 13, 2021 entered into a Rule 10b-18 repurchase plan that allows us to conduct open market repurchases over time up to our remaining authorization.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We currently lease approximately 146,000 square feet at 88 Sidney Street, 43,000 square feet at 64 Sidney Street, and 13,000 square feet at 38 Sidney Street, Cambridge, Massachusetts. All leases, as amended, expire on February 29, 2028. At the end of the initial lease period, we have the option to extend the leases at all facilities for two consecutive five year periods at the fair market rent at the time of the extension. In August 2021, we entered into a long-term sublease agreement for 13,000 square feet of the office space at 38 Sidney Street Cambridge, Massachusetts. The term of the lease runs until December 2024.
We believe our existing facilities are adequate for our current needs and that additional space will be available in the future on commercially reasonable terms as needed.
Item 3. Legal Proceedings
As of December 31, 2021, we were not a party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “AGIO” since July 24, 2013. Prior to that time, there was no public market for our common stock.
Holders
As of February 18, 2022, there were approximately 9 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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
The following graph compares the performance of our common stock to the NASDAQ Composite Index and the NASDAQ Biotechnology Index from December 31, 2016 through December 31, 2021. The comparison assumes $100 was invested after the market closed on December 31, 2016 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
On March 25, 2021, we announced that our board of directors authorized a share repurchase program to purchase up to $1.2 billion of our outstanding shares of common stock, or the Repurchase Program. Under the Repurchase Program, we are authorized to repurchase shares through open market purchases, privately negotiated block sales and through Rule 10b5-1 repurchase plans. The Repurchase Program has no expiration date.
On March 31, 2021, in connection with the Repurchase Program, we entered into a definitive share repurchase agreement with BMS to repurchase 7.1 million shares of our common stock held by certain subsidiaries of BMS for an aggregate purchase price of $344.5 million, or $48.38 per share. This repurchase was completed on April 5, 2021. On April 2, 2021, in connection with the Repurchase Program, we entered into a Rule 10b5-1 repurchase plan to repurchase up to $600 million of shares of our common stock of the $1.2 billion shares authorized. As of December 31, 2021, we have repurchased approximately 9.1 million shares of common stock for $458.0 million, or $50.35 per share, under the Rule 10b5-1 repurchase plan. In total, as of December 31, 2021, we have repurchased 16.2 million shares of common stock for $802.5 million, or $49.49 per share, under the Repurchase Program.
On October 5, 2021, we terminated our Rule 10b5-1 share repurchase plan and on October 13, 2021 we entered into a Rule 10b-18 repurchase plan that allows us to conduct open market repurchases over time up to our remaining authorization under the Repurchase Program. As of December 31, 2021, we have not repurchased any shares under the Rule 10b-18 repurchase plan.
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
The table below summarizes the repurchases made under our Repurchase Program during the three months ended December 31, 2021:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2021 through October 31, 2021	416,259	$45.76	416,259	$397.5
November 1, 2021 through November 30, 2021	—	$—	—	$—
December 1, 2021 through December 31, 2021	—	$—	—	$—
Total	416,259	$45.76	416,259
(1) All shares repurchased by us during the three months ended December 31, 2021, were repurchased pursuant to the Repurchase Program, as described above.

Item 6. Reserved.

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
Overview
We are a biopharmaceutical company committed to transforming patients’ lives through scientific leadership in the field of cellular metabolism and adjacent areas of biology, with the goal of creating differentiated, small molecule medicines for genetically defined diseases. We take a systems biology approach to deeply understand disease states, drive the discovery and validation of novel therapeutic targets, and define patient selection strategies, thereby increasing the probability that our experimental medicines will have the desired therapeutic effect, while cultivating connections with patient communities, healthcare professionals, partners and colleagues to discover, develop and deliver potential therapies for genetically defined diseases, or GDDs.
The lead product in our genetically defined disease, or GDD, portfolio, PYRUKYND® (mitapivat), is an activator of both wild-type and a variety of mutant pyruvate kinase, or PK, enzymes, for the potential treatment of hemolytic anemias. In February 2022, the FDA approved PYRUKYND® for the treatment of hemolytic anemia in adults with pyruvate kinase (PK) deficiency in the United States and we expect to commercially launch PYRUKYND® in the first quarter of 2022. In June 2021, we submitted a marketing authorization application, or MAA, to the EMA for PYRUKYND® for the treatment of adults with PK deficiency in the European Union. The MAA has passed validation, and the regulatory review process is ongoing. In addition, we are currently evaluating PYRUKYND® for the treatment of α- and β-thalassemia and sickle cell disease, or SCD, in the ongoing clinical trials described below and we intend to evaluate PYRUKYND® in pediatric patients with PK deficiency in the planned clinical trials described below. We are also developing AG-946, a novel, next-generation PK activator, for the potential treatment of hemolytic anemias and other indications, including SCD and anemia associated with low- to intermediate-risk myelodysplastic syndrome, or L-IR MDS.
In addition to the aforementioned development programs, we foster a productive research engine and are seeking to advance multiple novel, investigational therapies in clinical and preclinical development in our focus area of GDDs, based on our scientific leadership in the field of cellular metabolism and adjacent areas of biology.
Sale of Oncology Business to Servier Pharmaceuticals, LLC (Servier)
On March 31, 2021, we completed the sale of our oncology business to Servier Pharmaceuticals LLC, or Servier. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200 million in cash, if, prior to January 1, 2027, vorasidenib is granted new drug application, or NDA, approval from the U.S. Food and Drug Administration, or FDA, with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity. Servier also acquired our co-commercialization rights for Bristol Myers Squibb’s IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene Corporation, or Celgene, and following the sale Servier is responsible for conducting certain clinical development activities within the IDHIFA® development program.
The oncology business met the criteria within Accounting Standards Codification 205-20 to be reported as discontinued operations because the transaction was a strategic shift in business that had a major effect on our operations and financial results. Therefore, we have reported the historical results of the oncology business including the results of operations and cash flows as discontinued operations, and related assets and liabilities were retrospectively reclassified as assets and liabilities of discontinued operations for all periods presented herein. Unless otherwise noted, applicable amounts in the prior year have been recast to conform to this discontinued operations presentation. Refer to Note 3 of our consolidated financial statements included in this Annual Report on Form 10-K for additional information. A more complete description of our business prior to the consummation of the transaction is included in Item 1. “Business”, in Part I of the Annual Report on Form 10-K for the year ended December 31, 2020 that was previously filed with the Securities and Exchange Commission, or SEC, on February 25, 2021.
Financial Operations Overview
Impact of COVID-19 on our Business
As of December 31, 2021, we have not experienced a significant financial or supply chain impact directly related to the COVID-19 pandemic but have experienced some disruptions to clinical operations, including timelines to complete patient enrollment in some of our clinical trials, as further described below. We are continuing to serve third parties while taking precautions to provide a safe work environment for our employees and third parties. Our lab-based employees who need to be onsite to fulfill their job responsibilities have been onsite since late May 2020, and we have opened our Cambridge office to employees who prefer to work onsite. Our field-based employees engage with healthcare providers and other third parties remotely and, where local regulations allow, on a limited in-person basis. We are conducting our return to work program under strict guidelines as required by federal, state, and local authorities. Effective November 8, 2021, we will require all employees, regardless of role or work location, to be fully vaccinated against COVID-19, as defined by the Center of Disease Control and Prevention's guidelines, subject to limited exceptions. We have been monitoring our supply chain network for disruptions due to the COVID-19 pandemic, and our third-party manufacturers remain largely unaffected, with any campaign delays experienced to date being limited to a few days in duration. Although global shipping continues to be disrupted due to the pandemic, we have not experienced a supply impact.
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
General
Since inception, our operations have primarily focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, establishing a commercial infrastructure, preparing for the commercial launch of PYRUKYND® and, prior to the sale of our oncology business to Servier on March 31, 2021, marketing TIBSOVO® and IDHIFA®. Through March 31, 2021, we have financed our operations primarily through proceeds from the sale of our royalty rights, commercial sales of TIBSOVO®, funding received from our collaboration agreements, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings. Following the sale of our oncology business to Servier on March 31, 2021, we expect to finance our operations primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO®, the potential milestone payment from Servier if vorasidenib is approved by the FDA, and potential sales of PYRUKYND® if successfully launched by us and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions.
Additionally, since inception, we have incurred significant operating losses. Our net income for the year ended December 31, 2021 was $1,604.7 million and our net losses for the years ended December 31, 2020 and 2019 were $327.4 million and $411.5 million, respectively. As of December 31, 2021, we had an accumulated deficit of $238.8 million. The net income we generated in the year ended December 31, 2021 was primarily due to the sale of our oncology business to Servier, which was consummated on March 31, 2021. Following the consummation of the sale of our oncology business, we expect to incur significant expenses and net losses until such time we are able to report profitable results. Our net losses may fluctuate significantly from year to year. We expect that we will continue to incur significant expenses as we continue to advance and expand clinical development activities for our lead programs: PYRUKYND®, and AG-946; continue to discover and validate novel targets and drug product candidates; expand and protect our intellectual property portfolio; and hire additional commercial, development and scientific personnel.
Research and development expenses
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs related to our GDD portfolio to increase significantly for the foreseeable future as our product candidate development programs progress. However, the successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development and to commercialize these product candidates. While PYRUKYND® was only recently approved by the FDA, we are unable to predict when future net cash inflows will commence from PYRUKYND® or any of our product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:
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
The following summarizes our most advanced programs:
PYRUKYND® (mitapivat): First-in-Class PK Activator
We are developing PYRUKYND® for the treatment of PK deficiency and other hemolytic anemias such as thalassemia and SCD. PYRUKYND® is an orally available small molecule and a potent activator of the wild-type and mutated PKR enzymes. To date, we have demonstrated in clinical trials that treatment with PYRUKYND® can lead to durable sustained increases in hemoglobin in patients with amenable mutations in the PKR gene and a statistically significant and clinically meaningful reduction in transfusion burden in regularly transfused patients with PK deficiency, and we have observed in clinical trials of PYRUKYND® durable improvements in hemoglobin concentration and markers of hemolysis and ineffective erythropoeiesis in both α- and β- halassemia patients and reductions in 2,3-DPG and increases in ATP in SCD patients.
In February 2022, the FDA approved PYRUKYND® for the treatment of hemolytic anemia in adults with pyruvate kinase (PK) deficiency in the United States. In June 2021, we submitted a marketing authorization application, or MAA, to the EMA for the treatment of adults with PK deficiency the European Union. The MAA has passed validation, and the regulatory review process is ongoing. We have worldwide development and commercial rights to PYRUKYND® and expect to fund the future development and commercialization costs related to this program. PYRUKYND® has been granted orphan drug designation for the treatment of PK deficiency by the FDA and the EMA. Additionally, PYRUKYND® has received orphan drug designation from the FDA for the treatment of thalassemia and sickle cell disease. We have built our US commercial infrastructure to support the commercial launch of PYRUKYND in the US and continue to evaluate all options for the commercialization and continued development of PYRUKYND® outside of the United States in order to maximize the benefit to patients and value to our shareholders, including through exploring potential partnership opportunities.
We are evaluating PYRUKYND® in the following clinical trials:
•ENERGIZE, a phase 3, double-blind, randomized, placebo-controlled multicenter study evaluating the efficacy and safety of PYRUKYND® as a potential treatment for adults with non-transfusion-dependent α- or β-thalassemia, defined as ≤5 RBC units during the 24-week period before randomization and no RBC transfusions ≤8 weeks before providing informed consent or during the screening period. The primary endpoint of the trial is percentage of patients with hemoglobin response, defined as a ≥1.0 g/dL increase in average hemoglobin concentration from Week 12 through Week 24 compared with baseline. Secondary endpoints include markers of hemolysis and ineffective erythropoiesis, as well as patient-reported outcome measures. This trial is enrolling patients, and we expect to enroll a meaningful portion of the patients by the end of 2022.

•ENERGIZE-T, a phase 3, double-blind, randomized, placebo-controlled multicenter study evaluating the efficacy and safety of PYRUKYND® as a potential treatment for adults with transfusion-dependent α- or β-thalassemia, defined as 6 to 20 RBC units transfused and ≤6-week transfusion-free period during the 24-week period before randomization. The primary endpoint of the trial is percentage of patients with transfusion reduction response, defined as a ≥50% reduction in transfused RBC units with a reduction of ≥2 units of transfused RBCs in any consecutive 12-week period through Week 48 compared with baseline. Secondary endpoints include additional transfusion reduction measures and percentage of participants with transfusion-independence. This trial is enrolling patients, and we expect to enroll a meaningful portion of the patients by the end of 2022.
•RISE UP, a phase 2/3 study evaluating the efficacy and safety of PYRUKYND® in SCD patients who are 16 years of age or older, have had between two and 10 sickle cell pain crises in the past 12 months, and have hemoglobin within the range of 5.5 to 10.5 g/dL during screening. The phase 2 portion of the trial, which has initiated, includes a 12-week randomized, placebo-controlled period in which participants will be randomized in a 1:1:1 ratio to receive 50 mg PYRUKYND® twice daily, 100 mg PYRUKYND® twice daily or matched placebo. The primary endpoints are hemoglobin response, defined as ≥1 g/dL increase in average hemoglobin concentration from Week 10 through Week 12 compared to baseline, and safety. These data will be used to establish a clear dosing paradigm for the phase 3 portion. The phase 3 portion includes a 52-week randomized, placebo-controlled period in which participants will be randomized in a 2:1 ratio to receive the recommended PYRUKYND® dose level or placebo. The primary endpoints are hemoglobin response, defined as ≥1 g/dL increase in average hemoglobin from baseline to Week 52, and annualized rate of sickle cell pain crises. Participants who complete either the phase 2 or phase 3 portion will have the option to move into a 216-week open-label extension period to continue to receive PYRUKYND®. The phase 2 portion of this trial is enrolling patients, and we expect to complete enrollment in the phase 2 portion of the trial by the end of 2022.
•An extension study evaluating the long-term safety, tolerability and efficacy of treatment with PYRUKYND® in patients from ACTIVATE and ACTIVATE-T, our completed pivotal trials of PYRUKYND® in not regularly transfused and regularly transfused patients with PK deficiency.
•An extension study evaluating the long-term safety, tolerability and efficacy of treatment with PYRUKYND® in patients from DRIVE PK, our completed global phase 2, first-in-patient, open-label safety and efficacy clinical trial of PYRUKYND® in adult, not regularly transfused patients with PK deficiency.
•An extension study evaluating the safety, tolerability and efficacy of treatment with PYRUKYND® in patients from our completed phase 2, open-label safety and efficacy clinical trial of PYRUKYND® in adults with not-transfusion-dependent α- and β-thalassemia.
•In collaboration with the National Institutes of Health, or NIH, we are evaluating PYRUKYND® in a phase 1 trial in patients with SCD pursuant to a cooperative research and development agreement. The core trial period has completed. The long-term extension study is ongoing. In June 2020, clinical proof of concept was established based on a preliminary analysis of the data from this trial.
•In collaboration with UMC Utrecht, or UMC, we are evaluating PYRUKYND® in patients with SCD pursuant to an investigator sponsored trial agreement. The trial is ongoing and enrolling patients, although UMC experienced disruptions related to the COVID-19 pandemic.
We expect to initiate two phase 3 trials of PYRUKYND®, ACTIVATE-kids and ACTIVATE-kidsT, in not regularly transfused and regularly transfused pediatric patients with PK deficiency in mid-2022.
AG-946: Novel, Next-generation PKR Activator
We are developing AG-946, a novel, next-generation PKR activator, for the potential treatment of hemolytic anemias. We are evaluating AG-946, in a phase 1 trial of AG-946 in healthy volunteers and in patients with SCD. The trial is currently enrolling healthy volunteers, and we expect to initiate the SCD patient cohort of this trial in the first half of 2022. We expect to initiate a phase 2a study of AG-946 in adults with L-IR MDS by year-end 2022.
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

We anticipate that our selling, general and administrative expenses will increase in the future to support continued research and development activities and ongoing and future commercialization activities related to our GDD portfolio, including the commercialization of PYRUKYND® and any of our other product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses.
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
While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical in fully understanding and evaluating our financial condition and results of operations and are policies that require a significant level of judgment and estimates.
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

Volatility. The expected volatility has been determined using Agios' historical volatilities for a period equal to the expected term of the option grant.
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
Discontinued Operations
We accounted for the sale of our oncology business in accordance with Accounting Standards Codification, ASC, 205 Discontinued Operations and Accounting Standards Update, ASU, No. 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity. We followed the held-for-sale criteria as defined in ASC 360 and ASC 205. ASC 205 requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the consolidated statements of operations. Assets and liabilities are also reclassified into separate line items on the related consolidated balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations.
Due to the sale of our oncology business during the first quarter of 2021, in accordance with ASC 205, we have classified the results of the oncology business as discontinued operations in our consolidated statements of operations and cash flows for all periods presented, see Note 3, Discontinued Operations. All assets and liabilities associated with our oncology business were therefore classified as assets and liabilities of discontinued operations in our consolidated balance sheets for the periods presented. All amounts included in the notes to the consolidated financial statements relate to continuing operations unless otherwise noted.
Results of Operations
Certain prior-year amounts have been reclassified to conform with current presentation.
Comparison of years ended December 31, 2021, 2020 and 2019
Total Operating Expenses

(In thousands)	2021	2020	2019
Cost and expenses:
Research and development	$256,973	$220,811	$214,262
Selling, general and administrative	121,445	115,105	102,007
Total Operating Expenses	$378,418	$335,916	$316,269
Total Operating Expenses – 2021 vs 2020 – The increase in total operating expenses of $42.5 million in 2021 compared to 2020 was primarily due to an increase of $36.2 million in research and development expenses, which is described below under Research and Development Expenses, and an increase of $6.3 million in selling, general and administrative expense due to higher personnel costs related to additional hiring for our sales workforce and commercial launch preparation activities in anticipation of the FDA approval of PYRUKYND®. Included in selling, general and administrative expenses is approximately $4.4 million of reimbursable transition related services we provided to Servier related to the sale of the oncology business.
Total Operating Expenses – 2020 vs 2019 – The increase in total operating expenses of $19.6 million in 2020 compared to 2019 was primarily due to an increase of $13.1 million in selling, general and administrative expense due to higher personnel costs, including stock-based compensation expense, related to additional hiring for our workforce. Included in selling, general and administrative expense is approximately $5.0 million in professional fees related to entering into the sale transaction with

Servier. The increase of $6.5 million in research and development expenses is described below under Research and Development Expenses.
Research and Development Expenses
Our research and development expenses, by major program, are outlined in the table below:

(In thousands)	2021	2020	2019
PK activator (PYRUKYND®)	$73,999	$48,669	$47,481
Novel PK activator (AG-946)	10,658	8,378	5,849
Other research and platform programs	22,959	13,790	13,615
Total direct research and development expenses	107,616	70,837	66,945
Compensation and related expenses	95,198	99,923	98,700
Facilities and IT related expenses & other	44,767	50,051	48,617
Other expenses - transition services	9,392	—	—
Total indirect research and development expenses	149,357	149,974	147,317
Total research and development expense	$256,973	$220,811	$214,262
Total Research and Development Expenses – 2021 vs 2020 – The increase in research and development expenses of $36.2 million in 2021 compared to 2020 was primarily due to a $36.8 million increase in our direct expenses. The increase in direct expenses was primarily due to a $25.3 million increase in PYRUKYND® costs and a $9.2 million increase in other research and platform programs. The increase in PYRUKYND® costs was primarily due to startup costs for the initiated phase 3 trials of PYRUKYND®, ENERGIZE and ENERGIZE-T, and the phase 2/3 trial of PYRUKYND® in patients with SCD, RISE UP, offset by closeouts of ACTIVATE & ACTIVATE-T studies, and commercial launch preparation activities. The increase in other research and platform programs costs was primarily driven by planned increased activity on various exploratory activities. Included in total indirect research and development expenses was $9.4 million of reimbursable transition related services we provided to Servier related to the sale of the oncology business for discovery, clinical development, technical operations, and related activities which will continue for periods ranging from one month to approximately one year after March 31, 2021.
Total Research and Development Expenses – 2020 vs 2019 – The increase in research and development expenses of $6.5 million in 2020 compared to 2019 was primarily due to a $3.9 million increase in our direct expenses and a $2.7 million increase in our indirect expenses. The increase in direct expenses was primarily due to a $2.5 million increase for AG-946 driven by the phase 1 trial start.
Other Income and Expense

(In thousands)	2021	2020	2019
Gain on sale of oncology business	$6,639	$—	$—
Interest income, net	836	6,611	14,861
Other income, net	14,433	—	—
Other Income and Expense- 2021 vs 2020 – The increase in other income, net in 2021 compared to 2020, primarily relates to approximately $13.8 million of reimbursable transition related services and fees for the sale of the oncology business for the year ended December 31, 2021. The increase in gain on sale of oncology business primarily relates to income from royalties on U.S. net sales of TIBSOVO® by Servier of approximately $6.6 million for the year ended December 31, 2021. The decrease in interest income, net is primarily attributable to a decrease in interest rates.
Other Income and Expense – 2020 vs 2019 – The decrease in interest income, net in 2020 compared to 2019, is primarily attributable to the decrease in interest rates at the end of the first quarter of 2020, which reduced the interest rates earned by 0.50% to 1.50% from prior periods and the decrease in our outstanding marketable securities balance for the year ended December 31, 2020.

Loss from Operations and Net Income (Loss)

(In thousands)	2021	2020	2019
Net loss from continuing operations	$(356,510)	$(329,305)	$(301,408)
Net income (loss) from discontinued operations, net of tax	1,961,225	1,935	(110,064)
Net income (loss)	1,604,715	(327,370)	(411,472)
Loss from Operations and Net Income (Loss) – 2021 vs 2020 – The increase in net loss from continuing operations in 2021 compared to 2020 was primarily driven by higher research and development expenses discussed above under Research and Development Expenses, partially offset by $13.9 million of reimbursable transition related services and fees related to the sale of the oncology business and a $6.6 million gain on sale of oncology business related to income from royalties on U.S. net sales of TIBSOVO® by Servier. The change in net income (loss) from discontinued operations and net income (loss) for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily driven by the sale of our oncology business to Servier for approximately $1.8 billion in cash in the first quarter of 2021, which is included within net income from discontinued operations.
Loss from Operations and Net Income (Loss) – 2020 vs 2019 – The increase in net loss from continuing operations in 2020 compared to 2019 was primarily driven by higher operating expenses as described above in Total Operating Expenses. The decrease in net loss in 2020 compared to 2019 was primarily driven by net income from discontinued operations for the year ended December 31, 2020 from the sale of the oncology business discussed above.
Liquidity and Capital Resources
Sources of liquidity
Since our inception, and through March 31, 2021, we financed our operations primarily through proceeds from the sale of our royalty rights, commercial sales of TIBSOVO®, funding received from our collaboration agreements, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings. Following the sale of our oncology business to Servier on March 31, 2021, we have financed and expect to continue to finance our operations primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO®, the potential milestone payment from Servier if vorasidenib is approved by the FDA, potential sales of PYRUKYND®, if successfully launched by us and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions.
On March 31, 2021, we completed the sale of our oncology business to Servier Pharmaceuticals LLC, or Servier. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200 million in cash, if, prior to January 1, 2027, vorasidenib is granted new drug application, or NDA, approval from the U.S. Food and Drug Administration, or FDA, with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity. Servier also acquired our co-commercialization rights for Bristol Myers Squibb’s IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene Corporation, or Celgene, and following the sale Servier is responsible for conducting certain clinical development activities within the IDHIFA® development program.
On March 25, 2021, we announced that our board of directors authorized the repurchase of up to $1.2 billion of our outstanding shares of common stock, or the Repurchase Program, using the proceeds from the sale of our oncology business to Servier. On March 31, 2021, in connection with the Repurchase Program, we entered into a definitive share repurchase agreement with Bristol-Myers Squibb Company, or BMS, to repurchase 7.1 million shares of our common stock held by certain subsidiaries of BMS for an aggregate purchase price of $344.5 million, or $48.38 per share. This repurchase was completed on April 5, 2021. Further, on April 2, 2021, in connection with the Repurchase Program, we entered into a Rule 10b5-1 repurchase plan pursuant to which we may repurchase up to $600 million of shares of our common stock. As of December 31, 2021, we have repurchased approximately 9.1 million shares of common stock for $458.0 million, or $50.35 per share, under the Rule 10b5-1 repurchase plan. On October 5, 2021, we terminated our Rule 10b5-1 share repurchase program and on October 13, 2021 entered into a Rule 10b-18 repurchase plan that allows us to conduct open market repurchases over time up to our remaining authorization under the Repurchase Program. In total, as of December 31, 2021, we have repurchased 16.2 million shares of common stock for $802.5 million, or $49.49 per share, under the Repurchase Program. We have paused our share repurchases and for the foreseeable future, we expect that our capital allocation will be prioritized towards opportunities to accelerate programs in our development pipeline and/or pursue potential complementary business development opportunities.
On April 30, 2020, we entered into an at-the-market sales agreement, or the 2020 sales agreement, with Cowen & Company LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million through Cowen pursuant to a universal shelf registration statement on Form S-3 filed with the SEC on April 30, 2020. As of December 31, 2021, $250.0 million in common stock remained available for future issuance under the 2020 sales agreement.
In November 2019, we completed a public offering of 9,487,500 shares of common stock at an offering price of $31.00 per share. We received net proceeds from this offering of $277.2 million, after deducting underwriting discounts and commissions paid by us, certain of which are subject to reimbursement.
In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn a $200 million milestone payment, and royalty payments under our transaction agreement with Servier. Our right to payments under our transaction agreement with Servier is our only committed potential external source of funds. Whether the regulatory approval milestone for vorasidenib will be achieved is subject to various risks and uncertainties, many of which are outside our control, including adverse clinical developments with respect to vorasidenib. Furthermore, we cannot predict what success, if any, Servier may have in the United States with respect to sales of TIBSOVO® and, if approved, vorasidenib, and consequently we cannot estimate the amount of royalty payments that we can expect to receive from Servier under the purchase agreement prior to the loss of exclusivity of these products.
Cash flows
The following table provides information regarding our cash flows for the years ended December 31, 2021, 2020 and 2019:

(In thousands)	2021	2020	2019
Net cash used in operating activities	$(407,320)	$(290,759)	$(370,622)
Net cash provided by investing activities	1,248,778	75,746	91,440
Net cash (used in) provided by financing activities	(765,768)	261,518	289,611
Net change in cash and cash equivalents	$75,690	$46,505	$10,429
Net cash used in operating activities
Cash used in operating activities of $407.3 million during the year ended December 31, 2021, of which $314.1 million was used by continuing operations and $93.2 million was used by discontinued operations, was primarily due to operating expenses driven by research and development costs described above in Research and Development Expenses, offset by cash received of $39.5 million from sales of TIBSOVO®, and $1.2 million in cost reimbursements related to our collaboration agreements with Celgene.
Cash used in operating activities of $290.8 million during the year ended December 31, 2020, of which $243.9 million was used by continuing operations and $46.8 million was used by discontinued operations, was primarily due to operating expenses driven by research and development costs described above in Research and Development Expenses, offset by cash received of $123.8 million from sales of TIBSOVO®, $7.9 million in royalty payments and $6.1 million in cost reimbursements related to our Collaboration Agreements with Celgene, $7.0 million in interest received, and $3.6 million in cost reimbursements related to our agreement with CStone Pharmaceuticals.
Cash used in operating activities of $370.6 million during the year ended December 31, 2019, of which $236.2 million was used by continuing operations and $134.5 million was used by discontinued operations, was primarily due to operating expenses driven by research and development costs described above in Research and Development Expenses, offset by cash received of $60.7 million from product sales of TIBSOVO®, $19.1 million in cost reimbursements and royalty payments under our Collaboration Agreements with Celgene, and a $5.0 million milestone payment under our agreement with CStone Pharmaceuticals.
Net cash provided by investing activities
The cash provided by investing activities for the year ended December 31, 2021, of which $1,802.9 million was provided by discontinued operations and $554.2 million was used by continuing operations was primarily due to the approximately $1.8 billion in cash proceeds received from the sale of our oncology business to Servier that was completed on March 31, 2021, and the result of higher purchases of marketable securities than proceeds from maturities and sales of marketable securities.
The cash provided by investing activities for the year ended December 31, 2020, of which $76.5 million was provided by continuing operations and $0.8 million was used by discontinued operations was primarily the result of lower purchases of marketable securities than proceeds from maturities and sales of marketable securities, offset by $14.9 million in purchases of property and equipment.
The cash provided by investing activities for the year ended December 31, 2019, of which $91.6 million was provided by continuing operations and $0.1 million was used by discontinued operations was primarily the result of lower purchases of marketable securities than proceeds from maturities and sales of marketable securities, offset by $12.0 million in purchases of property and equipment.
Net cash (used in) provided by financing activities
The cash used in financing activities for the year ended December 31, 2021 was primarily the due to the repurchase of common stock under our Repurchase Program of $802.5 million, partially offset by $37.3 million of proceeds received from stock option exercises and purchases made pursuant to our employee stock purchase plan.
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
Funding requirements
Although our expenses decreased following the completion of the sale of our oncology business to Servier on March 31, 2021, we anticipated that this decrease will be offset as we continue the research, development and clinical trials of, seek marketing approvals for, and commercialize our product candidates in our GDD portfolio, including as we commercialize PYRUKYND®. If we obtain marketing approval for PYRUKYND® in other indications our outside of the united states or for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.
We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2021, will enable us to execute our operating plan through major catalysts and to cash-flow positivity without the need to raise additional equity. Our future capital requirements will depend on many factors, including:
•the amount of contingent consideration we ultimately receive in connection with the sale of our oncology business to Servier;
•the amount and timing of revenue, if any, received from commercial sales of PYRUKYND® or any of our product candidates for which we receive marketing approval;
•the costs and timing of commercialization activities, including product manufacturing, sales, marketing and distribution for PYRUKYND®;
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
Contractual Obligations
The following table summarizes our significant contractual obligations as of the payment due date by period at December 31, 2021:

	Payments due by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$116,238	$15,560	$36,786	$39,658	$24,234
Manufacturing arrangements (2)	1,012	—	675	337	—
Service arrangements (3)	10,000	2,000	4,000	4,000	—
(1) Relates payment obligations under lease agreements covering approximately 146,000 square feet at 88 Sidney Street, 43,000 square feet at 64 Sidney Street, and 13,000 square feet at 38 Sidney Street, Cambridge, Massachusetts. All leases, as amended, expire on February 29, 2028. At the end of the initial lease period, we have the option to extend the leases at all facilities for two consecutive five year periods at the fair market rent at the time of the extension.
(2) Relates to payment obligations under a packaging and supply agreement for drug product.
(3) Relates to payment obligations under a development and manufacturing services agreement for drug product.
We enter into agreements in the normal course of business with CROs for clinical trials and contract manufacturing organizations, or CMOs, for supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are cancelable at any time by us, generally upon prior written notice to the vendor, and are thus not included in the contractual obligations table. The service arrangement included in the table above is for a contractual term of five years, however, the total funds can be allocated in any manner to meet the agreement terms. Amounts included assume equal payments each year.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $1,286.4 million, consisting primarily of investments in U.S. Treasuries, and government and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point increase in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs and CMOs that are located in Asia and Europe that are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2021 and December 31, 2020, we had minimal or no liabilities denominated in foreign currencies.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(1)   Financial Statements
The following documents are included on pages F-1 through F-27 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)   Financial Statement Schedules
Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.
(3)   Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
2.1+	Purchase and Sale Agreement, dated as of December 20, 2020, by and among the Registrant, Servier Pharmaceuticals, LLC, and, solely for purposes of guaranteeing certain obligations of the Purchaser, Servier S.A.S	8-K	001-36014	December 22, 2020	2.1
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-36014	July 30, 2013	3.1
3.2	Second Amended and Restated By-Laws	8-K	001-36014	December 19, 2018	3.1
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-189216	June 24, 2013	4.1
4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K	001-36014	February 19, 2020	4.3
10.1#	2007 Stock Incentive Plan	S-1	333-189216	June 10, 2013	10.1
10.2#	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-189216	June 10, 2013	10.2
10.3#	Form of Nonstatutory Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-189216	June 10, 2013	10.3
10.4#	2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.4
10.5#	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.5
10.6#	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.6
10.7#	2013 Employee Stock Purchase Plan	S-1	333-189216	June 24, 2013	10.7

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
10.8	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-189216	July 11, 2013	10.12
10.9#	Letter Agreement, dated as of April 1, 2014, between the Registrant and Christopher Bowden, Ph.D.	10-K	001-36014	February 26, 2016	10.13
10.10†	Discovery and Development Collaboration and License Agreement, dated as of April 14, 2010, as amended on October 3, 2011, between the Registrant and Celgene Corporation	S-1	333-189216	July 16, 2013	10.14
10.11†	Third Amendment to Discovery and Development Collaboration and License Agreement, dated July 14, 2014 between the Registrant and Celgene Corporation	10-K	001-36014	February 24, 2015	10.15
10.12	Common Stock Purchase Agreement, dated as of July 16, 2013, between the Registrant and Celgene Alpine Investment Co., LLC	S-1	333-189216	July 16, 2013	10.15
10.13	Lease, dated as of September 15, 2014, between the Registrant and Forest City 88 Sidney, LLC	8-K	001-36014	September 19, 2014	10.1
10.14	First Amendment to Lease for 88 Sidney Street, dated as of November 21, 2014, between the Registrant and Forest City 88 Sidney, LLC	8-K	001-36014	November 26, 2014	10.1
10.15#	Summary Description of Annual Cash Incentive Program	10-Q	001-36014	May 11, 2015	10.1
10.16	Second Amendment to Lease for 88 Sidney Street, dated July 20, 2015, by and between the Registrant and Forest City 88 Sidney Street, LLC	8-K	001-36014	July 23, 2015	10.1
10.17†	Collaboration and License Agreement by and between the Registrant and Celgene Corporation Re: AGI-23088 for the US Territory, dated as of April 27, 2015	10-Q	001-36014	August 7, 2015	10.1
10.18†	Collaboration and License Agreement by and between Agios International Sarl and Celgene International II Sarl Re: AGI-23088 for the ROW Territory, dated as of April 27, 2015	10-Q	001-36014	August 7, 2015	10.2
10.19#	Form of Performance Share Unit Agreement under 2013 Stock Incentive Plan	10-K	001-36014	February 26, 2016	10.25
10.20#	Severance Benefits Plan	8-K	001-36014	April 22, 2016	10.1
10.21†	Master Research and Collaboration Agreement, dated May 17, 2016, by and among the Registrant, Celgene Corporation and Celgene RIVOT Ltd.	10-Q	001-36014	August 8, 2016	10.1
10.22#	Letter Agreement between the Registrant and Andrew Hirsch, effective August 11, 2016	8-K	001-36014	August 16, 2016	99.2
10.23	Lease, dated as of November 17, 2017, between the Registrant and UP 64 Sidney Street, LLC	8-K	001-36014	November 22, 2017	10.1

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
10.24	Third Amendment to Lease for 88 Sidney Street, dated November 17, 2017, by and between the Registrant and Forest City 88 Sidney Street, LLC	8-K	001-36014	November 22, 2017	10.2
10.25	First Amendment of Lease, dated April 11, 2018, by and between UP 64 Sidney Street, LLC and Agios Pharmaceuticals. Inc.	8-K	001-36014	April 13, 2018	10.1
10.26#	Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan (for employees)	10-Q	001-36014	May 4, 2018	10.1
10.27†	License Agreement, dated June 25, 2018, by and between Agios Pharmaceuticals, Inc. and CStone Pharmaceuticals	10-Q	001-36014	August 2, 2018	10.2
10.28#	Amended and Restated Letter Agreement, dated as of August 30, 2018, between the Registrant and David P. Schenkein, M.D.	10-Q	001-36014	November 1, 2018	10.1
10.29#	Letter Agreement, dated as of August 30, 2018, between the Registrant and Jacqualyn A. Fouse, Ph.D.	10-Q	001-36014	November 1, 2018	10.2
10.30#	Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan (for directors)	10-K	001-36014	February 14, 2019	10.32
10.31	Lease, dated as of April 11, 2019, by and between the Registrant and Thirty-Eight Sidney Street Limited LLC	10-Q	001-36014	August 1, 2019	10.1
10.32	Fourth Amendment to Lease, dated as of April 11, 2019, by and between the Registrant and Forest City 88 Sidney Street, LLC	10-Q	001-36014	August 1, 2019	10.2
10.33	Third Amendment of Lease, dated as of April 11, 2019, by and between the Registrant and UP 64 Sidney Street, LLC	10-Q	001-36014	August 1, 2019	10.3
10.34#	Letter Agreement, dated as of September 17, 2019, between the Registrant and Jonathan Biller	10-K	001-36014	February 19, 2020	10.35
10.35#	Letter Agreement, dated as of October 7, between the Registrant and Bruce Car	10-Q	001-36014	April 30, 2020	10.1
10.36†	Amendment to Master Research and Collaboration Agreement, dated as of February 5, 2020, by and among the Registrant, Celgene Corporation and Celgene RIVOT Ltd	10-Q	001-36014	April 30, 2020	10.2
10.37†	Amendment I to License Agreement, dated as of March 2, 2020, by and between the Registrant and CStone Pharmaceuticals	10-Q	001-36014	April 30, 2020	10.3
10.38†	Amendment II to License Agreement, dated as of March 2, 2020, by and between the Registrant and CStone Pharmaceuticals	10-Q	001-36014	April 30, 2020	10.4
10.39	Sales Agreement, dated April 30, 2020, by and between the Registrant and Cowen and Company, LLC	S-3ASR	333-237930	April 30, 2020	1.2

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
10.40†	Royalty Purchase Agreement, dated as of June 11, 2020, by and between the Registrant and RPI 2019 Intermediate Finance Trust	10-Q	001-36014	July 30, 2020	10.2
10.41	Share Repurchase Agreement, dated as of March 31, 2021, by and between the Registrant and Bristol-Myers Squibb Company	10-Q	001-36014	April 29, 2021	10.1
10.42#	Letter Agreement, dated as of July 27, 2021, between the Registrant and Chris Bowden, M.D.	10-Q	001-36014	November 3, 2021	10.1
10.43	Sublease Agreement, dated July 27, 2021, between the Registrant and Prime Medicine, Inc. (38 Sidney Street)	10-Q	001-36014	November 3, 2021	10.2
10.44	Sublease Agreement, dated July 27, 2021, between the Registrant and Prime Medicine, Inc. (64 Sidney Street)					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

#	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
+	Pursuant to Item 601(6)(2) of Regulation S-K, the disclosure schedules to the Purchase Agreement (identified therein) have been omitted from this Current Report on Form 8-K and will be furnished to the SEC supplementally upon request.
*	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGIOS PHARMACEUTICALS, INC.

February 24, 2022	By:	/s/ Jacqualyn A. Fouse
Jacqualyn A. Fouse, Ph.D. Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jacqualyn A. Fouse	Chief Executive Officer and Director (Principal executive officer)	February 24, 2022
Jacqualyn A. Fouse, Ph.D.
/s/ Jonathan Biller	Chief Financial Officer and Head of Corporate Affairs (Principal financial officer)	February 24, 2022
Jonathan Biller
/s/ T.J. Washburn	Senior Director of Accounting (Principal accounting officer)	February 24, 2022
T.J. Washburn
/s/ Paul J. Clancy	Director	February 24, 2022
Paul J. Clancy
/s/ Ian Clark	Director	February 24, 2022
Ian Clark
/s/ Kaye Foster	Director	February 24, 2022
Kaye Foster
/s/ Maykin Ho	Director	February 24, 2022
Maykin Ho, Ph.D.
/s/ John M. Maraganore	Director	February 24, 2022
John M. Maraganore, Ph.D.
/s/ David Scadden	Director	February 24, 2022
David Scadden, M.D.
/s/ David P. Schenkein	Director	February 24, 2022
David P. Schenkein, M.D.

Agios Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Agios Pharmaceuticals, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Agios Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Discontinued Operations - Expenses Directly Attributable to the Oncology Business
As described in Notes 2 and 3 to the consolidated financial statements, on March 31, 2021, the Company completed the sale of its oncology business, including TIBSOVO®, its clinical-stage product candidates vorasidenib, AG-270 and AG-636, and its oncology research programs, to Servier Pharmaceuticals LLC for a payment of approximately $1.8 billion, a payment of $200 million if, prior to January 1, 2027, vorasidenib is granted new drug application approval from the U.S. Food and Drug Administration, a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity. Management accounted for the sale of the oncology business as a discontinued operation given the sale of the business represented a strategic shift that had a major effect on the Company’s operations and financial results. As a result, management has classified the results of the oncology business, including the research and development, marketing, selling and general and administrative expenses incurred directly to solely support the oncology business, as discontinued operations in the consolidated statements of operations for all periods presented. The Company has included in discontinued operations $41.6 million in research and development expenses and $8.6 million in selling, general and administrative expenses for the year ended December 31, 2021.
The principal consideration for our determination that performing procedures relating to discontinued operations - expenses directly attributable to the oncology business is a critical audit matter is the significant audit effort involved in performing procedures related to management’s determination and classification of the expenses incurred directly to solely support the oncology business as discontinued operations.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to discontinued operations, including controls over management’s determination of the expenses incurred directly to solely support the oncology business. These procedures also included, among others, evaluating management’s process for identifying expenses incurred directly to solely support the oncology business and testing the completeness, accuracy, and classification of operating expenses between discontinued operations and continuing operations in the consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 24, 2022
We have served as the Company’s auditor since 2017.

Agios Pharmaceuticals, Inc.
Consolidated Balance Sheets

(In thousands) December 31:	2021	2020
Assets
Current assets:
Cash and cash equivalents	$203,126	$127,436
Marketable securities	816,892	445,493
Other receivable	4,378	—
Prepaid expenses and other current assets	39,835	15,889
Current assets of discontinued operations	—	47,859
Total current assets	1,064,231	636,677
Marketable securities	266,375	97,608
Operating lease assets	75,124	84,661
Property and equipment, net	28,923	30,815
Financing lease assets	183	590
Other non-current assets	2,900	—
Non-current assets of discontinued operations	—	2,601
Total assets	$1,437,736	$852,952
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,700	$17,724
Accrued expenses	31,967	30,801
Operating lease liabilities	10,828	7,093
Financing lease liabilities	331	317
Current liabilities of discontinued operations	—	38,459
Total current liabilities	59,826	94,394
Operating lease liabilities, net of current portion	85,659	97,458
Financing lease liabilities, net of current portion	276	331
Non-current liabilities of discontinued operations	—	261,269
Total liabilities	145,761	453,452
Commitments and contingent liabilities (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 70,550,631 shares issued and 54,334,220 outstanding at December 31, 2021 and 69,293,920 shares issued and outstanding at December 31, 2020	71	69
Additional paid-in capital	2,334,348	2,242,801
Accumulated other comprehensive (loss) income	(1,198)	105
Accumulated deficit	(238,760)	(1,843,475)
Treasury stock, at cost (16,216,411 shares at December 31, 2021 and no shares at December 31, 2020)	(802,486)	—
Total stockholders’ equity	1,291,975	399,500
Total liabilities and stockholders’ equity	$1,437,736	$852,952
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Operations

(In thousands, except share and per share data) Years Ended December 31:	2021	2020	2019
Cost and expenses:
Research and development	$256,973	$220,811	$214,262
Selling, general and administrative	121,445	115,105	102,007
Total cost and expenses	378,418	335,916	316,269
Loss from operations	(378,418)	(335,916)	(316,269)
Gain on sale of oncology business	6,639	—	—
Interest income, net	836	6,611	14,861
Other income, net	14,433	—	—
Net loss from continuing operations	(356,510)	(329,305)	(301,408)
Net income (loss) from discontinued operations, net of tax	1,961,225	1,935	(110,064)
Net income (loss)	$1,604,715	$(327,370)	$(411,472)
Net loss from continuing operations per share - basic and diluted	$(5.90)	$(4.77)	$(5.02)
Net income (loss) from discontinued operations per share - basic and diluted	$32.45	$0.03	$(1.84)
Net income (loss) per share - basic and diluted	$26.55	$(4.74)	$(6.86)
Weighted-average number of common shares used in computing net loss per share from continuing operations, net income (loss) per share from discontinued operations and net income (loss) per share – basic and diluted	60,447,346	68,997,879	59,994,539
 See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Income (Loss)

(In thousands) Years Ended December 31:	2021	2020	2019
Net income (loss)	$1,604,715	$(327,370)	$(411,472)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(1,303)	(97)	2,373
Comprehensive income (loss)	$1,603,412	$(327,467)	$(409,099)
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury		Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2018	58,218,653	$58	$1,794,283	$(2,171)	$(1,104,633)	—	$—	$687,537
Unrealized gain on available-for-sale securities	—	—	—	2,373	—	—	—	2,373
Net loss	—	—	—	—	(411,472)	—	—	(411,472)
Stock-based compensation expense	—	—	58,050	—	—	—	—	58,050
Issuance of common stock under stock incentive and employee stock purchase plans	694,952	1	12,515	—	—	—	—	12,516
Issuance of common stock for follow-on offering	9,487,500	9	277,192	—	—	—	—	277,201
Disposition of oncology business	—	—	14,323	—	—	—	—	14,323
Balance at December 31, 2019	68,401,105	$68	$2,156,363	$202	$(1,516,105)	—	$—	$640,528
Unrealized loss on available-for-sale securities	—	—	—	(97)	—	—	—	(97)
Net loss	—	—	—	—	(327,370)	—	—	(327,370)
Stock-based compensation expense	—	—	61,602	—	—	—	—	61,602
Issuance of common stock under stock incentive and employee stock purchase plans	892,815	1	11,316	—	—	—	—	11,317
Disposition of oncology business	—	—	13,520	—	—	—	—	13,520
Balance at December 31, 2020	69,293,920	$69	$2,242,801	$105	$(1,843,475)	—	$—	$399,500
Unrealized loss on available-for-sale securities	—	—	—	(1,303)	—	—	—	(1,303)
Net income	—	—	—	—	1,604,715	—	—	1,604,715
Stock-based compensation expense	—	—	53,508	—	—	—	—	53,508
Issuance of common stock under stock incentive and employee stock purchase plans	1,256,711	2	37,294	—	—	—	—	37,296
Repurchase of common stock	—	—	—	—	—	(16,216,411)	(802,486)	(802,486)
Disposition of oncology business	—	—	745	—	—	—	—	745
Balance at December 31, 2021	70,550,631	$71	$2,334,348	$(1,198)	$(238,760)	(16,216,411)	$(802,486)	$1,291,975
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows

(In thousands) Years Ended December 31:	2021	2020	2019
Operating activities
Net income (loss)	$1,604,715	$(327,370)	$(411,472)
Less: Net income (loss) from discontinued operations	1,961,225	1,935	(110,064)
Net loss from continuing operations	(356,510)	(329,305)	(301,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,240	9,790	8,088
Stock-based compensation expense	53,508	61,602	58,050
Net amortization of premium (accretion of discount) on marketable securities	6,949	3,022	(3,195)
Loss on disposal of property and equipment	12	—	1,052
Non-cash operating lease expense	9,537	8,982	8,532
Changes in operating assets and liabilities:
Other receivables	(4,378)	—	—
Prepaid expenses and other current and non-current assets	(26,846)	(3)	(3,751)
Accounts payable	1,863	3,330	4,162
Accrued expenses	66	6,765	(825)
Operating lease liabilities	(7,527)	(8,127)	(6,861)
Net cash used in operating activities	(314,086)	(243,944)	(236,156)
Net cash used in operating activities - discontinued operations	(93,234)	(46,815)	(134,466)
Net cash used in operating activities	(407,320)	(290,759)	(370,622)
Investing activities
Purchases of marketable securities	(1,378,221)	(557,030)	(488,566)
Proceeds from maturities and sales of marketable securities	829,804	647,685	592,177
Purchases of property and equipment	(5,741)	(14,106)	(12,028)
Net cash (used in) provided by investing activities	(554,158)	76,549	91,583
Net cash provided by (used in) investing activities - discontinued operations	1,802,936	(803)	(143)
Net cash provided by investing activities	1,248,778	75,746	91,440
Financing activities
Payments on financing lease obligations	(578)	(336)	(113)
Purchase of treasury stock	(802,486)	—	—
Proceeds from public offering of common stock, net of reimbursements	—	—	277,201
Net proceeds from stock option exercises and employee stock purchase plan	37,296	11,317	12,523
Net cash (used in) provided by financing activities	(765,768)	10,981	289,611
Net cash provided by financing activities - discontinued operations	—	250,537	—
Net cash (used in) provided by financing activities	(765,768)	261,518	289,611
Net change in cash and cash equivalents	75,690	46,505	10,429
Cash and cash equivalents at beginning of the period	127,436	80,931	70,502
Cash and cash equivalents at end of the period	$203,126	$127,436	$80,931
Supplemental disclosure of non-cash investing and financing transactions:
Additions to property and equipment in accounts payable and accrued expenses	$1,678	$465	$5,168
Cash taxes paid	$16,078	$—	$—
Operating lease liabilities arising from obtaining operating lease assets	$—	$—	$42,322
Financing lease liabilities arising from obtaining financing lease assets	$511	$—	$1,052
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
Overview
We are a biopharmaceutical company committed to transforming patients’ lives through scientific leadership in the field of cellular metabolism and adjacent areas of biology, with the goal of creating differentiated, small molecule medicines for genetically defined diseases. We take a systems biology approach to deeply understand disease states, drive the discovery and validation of novel therapeutic targets, and define patient selection strategies, thereby increasing the probability that our experimental medicines will have the desired therapeutic effect, while cultivating connections with patient communities, healthcare professionals, partners and colleagues to discover, develop and deliver potential therapies for genetically defined diseases, or GDDs. We are located in Cambridge, Massachusetts.
The lead product candidate in our GDD portfolio, PYRUKYND® (mitapivat), is an activator of both wild-type and mutant pyruvate kinase, or PK, enzymes for the potential treatment of hemolytic anemias. On February 17, 2022, the FDA approved PYRUKYND® for the treatment of hemolytic anemia in adults with pyruvate kinase (PK) deficiency in the United States. In addition, we are currently evaluating PYRUKYND® for the treatment of thalassemia and sickle cell disease, or SCD, in clinical trials. We are also developing AG-946, a novel, next-generation PKR activator, for the potential treatment of hemolytic anemias and other indications.
In addition to the aforementioned development programs, we foster a productive research engine and are seeking to advance multiple novel, investigational therapies in clinical and preclinical development in our focus area of GDDs, based on our scientific leadership in the field of cellular metabolism and adjacent areas of biology.
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
Sale of our Oncology Business to Servier
On March 31, 2021, we completed the sale of our oncology business to Servier Pharmaceuticals LLC, or Servier. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200 million in cash, if, prior to January 1, 2027, vorasidenib is granted new drug application, or NDA, approval from the U.S. Food and Drug Administration, or FDA, with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity. Servier also acquired our co-commercialization rights for Bristol Myers Squibb’s IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene Corporation, or Celgene, and following the sale Servier is responsible for conducting certain clinical development activities within the IDHIFA® development program.
We recorded income from royalties of approximately $6.6 million on U.S. net sales of TIBSOVO® by Servier in the gain on sale of oncology business line item within the condensed consolidated statements of operations, for the year ended December 31, 2021.
Reclassifications
Certain amounts in prior periods have been reclassified to reflect the impact of the discontinued operations treatment of the oncology business in order to conform to the current period presentation.

Liquidity
On March 31, 2021, we completed the sale of our oncology business to Servier, and received approximately $1.8 billion in cash at closing. In connection with the sale, on March 25, 2021, we announced that our board of directors authorized the repurchase of up to $1.2 billion of our outstanding shares of common stock, or the Repurchase Program, using the proceeds from the sale of our oncology business to Servier. On March 31, 2021, in connection with the Repurchase Program, we entered into a definitive share repurchase agreement with Bristol-Myers Squibb Company, or BMS, to repurchase 7.1 million shares of our common stock held by certain subsidiaries of BMS for an aggregate purchase price of $344.5 million, or $48.38 per share. This repurchase was completed on April 5, 2021. Further, on April 2, 2021, in connection with the Repurchase Program, we entered into a Rule 10b5-1 repurchase plan pursuant to which we may repurchase up to $600 million of shares of our common stock. On October 5, 2021, we terminated our Rule 10b5-1 share repurchase program and on October 13, 2021 entered into a Rule 10b-18 repurchase plan that allows us to conduct open market repurchases over time up to our remaining authorization. As of December 31, 2021, we have repurchased approximately 9.1 million shares of common stock for $458.0 million, or $50.35 per share, under the Rule 10b5-1 repurchase plan. As of December 31, 2021, we have not repurchased any shares under the Rule 10b-18 repurchase plan. In total, as of December 31, 2021, we have repurchased 16.2 million shares of common stock for $802.5 million, or $49.49 per share, under the Repurchase Program. We have paused our share repurchases for the foreseeable future.
On April 30, 2020, we entered into an at-the-market sales agreement, or the 2020 sales agreement, with Cowen & Company LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million through Cowen pursuant to a universal shelf registration statement on Form S-3 filed with the SEC on April 30, 2020. As of December 31, 2021, $250.0 million in common stock remained available for future issuance under the 2020 sales agreement.
As of December 31, 2021, we had cash, cash equivalents and marketable securities of $1,286.4 million. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities to be sufficient to fund current operations for at least the next twelve months from the issuance of the financial statements. If we are unable to raise additional funds through equity or debt financings, we may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
Note 2. Summary of Significant Accounting Policies
Principles of consolidation
The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries, Agios Securities Corporation, Agios International Sarl (GmbH), Agios Germany GmbH, Agios Netherlands B.V., Agios Italy S.R.L., Agios France SARL, and Agios Limited. All intercompany transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP.
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

Marketable securities
Marketable securities at December 31, 2021 and 2020 consisted of investments in U.S. Treasuries, government securities and corporate debt securities. We determine the appropriate classification of the securities at the time they are acquired and evaluate the appropriateness of such classifications at each balance sheet date. We classify our marketable securities as available-for-sale pursuant to Accounting Standards Codification, or ASC, 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value. Unrealized gains are included as a component of accumulated other comprehensive (loss) income in the consolidated balance sheets and statements of stockholders’ equity and a component of total comprehensive income (loss) in the consolidated statements of comprehensive income (loss), until realized. Realized gains and losses are included in investment income on a specific-identification basis.
At December 31, 2021 and 2020, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of one to two years, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and therefore classified as available-for-sale.
We review marketable securities for impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive income (loss), net of taxes. Evidence considered in this assessment includes reasons for the impairment, compliance with our investment policy, the severity of the impairment, collectability of the security, and any adverse conditions specifically related to the security, an industry, or geographic area.
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
Our financial assets, which include cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2021 or 2020. Fair value information for these assets, including their classification in the fair value hierarchy is included in Note 4. Fair Value Measurements.
There have been no changes to the valuation methods during the years ended December 31, 2021 and 2020. We evaluate transfers between levels at the end of each reporting period.
The carrying amounts of other receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities.
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
Impairment of long-lived assets
We periodically evaluate our long-lived assets for potential impairment in accordance with ASC 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on the undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. We did not recognize any impairment charges through December 31, 2021.
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
We have not entered into any material short-term leases or financing leases as of December 31, 2021.
Research and development costs
Research and development costs, including those accrued as of each balance sheet date, are expensed as incurred. These costs include salaries and personnel-related costs, consulting fees, fees paid for contract research services, fees paid to contract research organizations, or CROs, and other third parties in connection with clinical trials and preclinical development activities, fees paid to investigative sites in connection with clinical studies, the costs associated with the product manufacturing, development, and distribution of clinical supplies, the costs of laboratory equipment and facilities, and other external costs.

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
Comprehensive income (loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances, and currently consists of net loss and unrealized gains and losses on available-for-sale securities. Accumulated other comprehensive (loss) income consists entirely of unrealized gains and losses from available-for-sale securities as of December 31, 2021 and 2020.
Net income (loss) per share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the dilutive net income (loss) per share calculation, stock options, restricted stock units, or RSUs, performance-based stock units, or PSUs, and market-based stock units, or MSUs, for which the performance vesting conditions have been met, and employee stock purchase plan shares are considered to be common stock equivalents but are excluded from the calculation of diluted net income (loss) per share as their effect would be anti-dilutive.
We utilize the control number concept in the computation of diluted earnings per share to determine whether potential common stock equivalents are dilutive. The control number used is loss from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories. Since we had a net loss for continuing operations for all periods presented, no dilutive effect has been recognized in the calculation of income (loss) from discontinued operations per share or net income (loss) per share.
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
Discontinued Operations
We accounted for the sale of our oncology business in accordance with Accounting Standards Codification, ASC, 205 Discontinued Operations and Accounting Standards Update, ASU, No. 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity. We followed the held-for-sale criteria as defined in ASC 360 and ASC 205. ASC 205 requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the consolidated statements of operations. Assets and liabilities are also reclassified into separate line items on the related consolidated balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations.
Due to the sale of the oncology business during the first quarter of 2021, in accordance with ASC 205, Discontinued Operations, we have classified the results of the oncology business as discontinued operations in our consolidated statements of operations and cash flows for all periods presented, see Note 3, Discontinued Operations. All assets and liabilities associated with our oncology business were therefore classified as assets and liabilities of discontinued operations in our consolidated balance sheets for the periods presented. All amounts included in the notes to the consolidated financial statements relate to continuing operations unless otherwise noted.
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
Note 3. Discontinued Operations
On March 31, 2021, we completed the sale of our oncology business to Servier. We have determined the sale of the oncology business represents a strategic shift that had a major effect on our business and therefore met the criteria for classification as discontinued operations at March 31, 2021. Accordingly, the oncology business is reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations. The related assets and liabilities of the oncology business are classified as assets and liabilities of discontinued operations in the consolidated balance sheets and the results of operations from the oncology business as discontinued operations in the consolidated statements of operations. Applicable amounts in prior years have been recast to conform to this discontinued operations presentation. We recognized a gain on the sale of the oncology business upon closing.
The following table presents the assets and liabilities of the discontinued operations as of December 31, 2020:

(in thousands)	December 31, 2020
Assets
Current assets:
Accounts receivable, net	$21,328
Collaboration receivable – related party	2,123
Collaboration receivable – other	1,948
Inventory	14,698
Prepaid expenses and other current assets	7,762
Total current assets of discontinued operations	47,859
Other non-current assets	2,601
Total assets of discontinued operations	$50,460
Liabilities
Current liabilities:
Accounts payable	$9,120
Accrued expenses	29,339
Total current liabilities of discontinued operations	38,459
Liability related to the sale of future revenue, net of debt issuance costs	261,269
Total liabilities of discontinued operations	$299,728

The following table presents the net liabilities transferred for the sale of the oncology business at March 31, 2021:

(in thousands)	March 31, 2021
Assets
Current assets:
Accounts receivable, net	$25,386
Collaboration receivable – related party	2,253
Collaboration receivable – other	2,438
Inventory	16,190
Prepaid expenses and other current assets	7,125
Total current assets of discontinued operations	53,392
Other non-current assets	2,234
Total assets of discontinued operations	$55,626

Liabilities
Current liabilities:
Accounts payable	$4,245
Accrued expenses	30,288
Total current liabilities of discontinued operations	34,533
Liability related to the sale of future revenue, net of debt issuance costs	264,281
Total liabilities of discontinued operations	298,814
Net liabilities distributed to Servier	$(243,188)
The following table presents the gain on the sale for the year ended December 31, 2021:

(in thousands)	December 31, 2021
Cash proceeds	$1,802,936
Less: transaction and insurance costs	(53,573)
Plus: net liabilities distributed, including working capital adjustment	239,770
Gain on sale, pre-tax	1,989,133
Income tax expense	(12,799)
Gain on sale, net of tax	$1,976,334
As of December 31, 2021, there were no assets or liabilities classified as discontinued operations.

The following table presents the financial results of the discontinued operations:

(in thousands)	2021	2020	2019
Revenues:
Product revenue, net	$36,909	$121,089	$59,851
Collaboration revenue – related party	1,350	68,274	39,257
Collaboration revenue – other	491	3,571	8,262
Royalty revenue – related party	2,659	10,262	10,542
Total revenue	41,409	203,196	117,912
Cost and expenses:
Cost of sales	706	2,805	1,317
Research and development	41,564	146,659	196,632
Selling, general and administrative	8,551	33,965	30,027
Total cost and expenses	50,821	183,429	227,976
(Loss) income from discontinued operations	(9,412)	19,767	(110,064)
Non-cash interest expense for the sale of future revenue	(5,697)	(17,832)	—
Gain on the sale of the oncology business	1,989,133	—
(Loss) income from discontinued operations, pre-tax	1,974,024	1,935	(110,064)
Income tax expense	(12,799)	—	—
Net (loss) income from discontinued operations	$1,961,225	$1,935	$(110,064)
In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed may be presented in discontinued operations. As such, the research and development, marketing, selling and general and administrative expenses in discontinued operations include corporate costs incurred directly to solely support our oncology business.
We have also entered into a Transition Services Agreement with Servier, through which we will provide transitional services related to discovery, clinical development, technical operations, commercial and general and administrative related activities for periods ranging from one month to approximately one year through March 31, 2022.
The milestone payment for approval of vorasidenib and royalty payments related to vorasidenib and TIBSOVO® represent contingent consideration. Contingent consideration has been accounted for as a gain contingency in accordance with ASC 450, Contingencies, and will be recognized in earnings in the period when realizable.
Note 4. Fair Value Measurements
The following table summarizes our cash equivalents and marketable securities measured at fair value and by level (as described in Note 2. Summary of Significant Accounting Policies) on a recurring basis as of December 31, 2021:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$156,229	$21,524	$—	$177,753
Total cash equivalents	156,229	21,524	—	177,753

Marketable securities:
U.S. Treasuries	—	309,658	—	309,658
Government securities	—	166,104	—	166,104
Corporate debt securities	—	607,505	—	607,505
Total marketable securities	—	1,083,267	—	1,083,267
Total cash equivalents and marketable securities	$156,229	$1,104,791	$—	$1,261,020
There were no transfers between Level 1 and Level 2 and we had no financial assets or liabilities that were classified as Level 3 at any point during the year ended December 31, 2021.

Note 5. Marketable Securities
Marketable securities at December 31, 2021 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$269,109	$—	$(36)	$269,073
Government securities	17,764	1	(10)	17,755
Corporate debt securities	530,490	3	(429)	530,064
Total Current	817,363	4	(475)	816,892

Non-current:
U.S. Treasuries	40,607	—	(23)	40,584
Government securities	148,820	—	(470)	148,350
Corporate debt securities	77,675	—	(234)	77,441
Total Non-current	267,102	—	(727)	266,375
Total marketable securities	$1,084,465	$4	$(1,202)	$1,083,267
Marketable securities at December 31, 2020 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$113,559	$134	$(21)	$113,672
Government securities	108,263	37	(8)	108,292
Corporate debt securities	223,461	140	(72)	223,529
Total Current	445,283	311	(101)	445,493

Non-current:
U.S. Treasuries	15,147	—	(10)	15,137
Government securities	26,831	8	—	26,839
Corporate debt securities	55,735	2	(105)	55,632
Total Non-current	97,713	10	(115)	97,608
Total marketable securities	$542,996	$321	$(216)	$543,101
There were no material realized gains or losses on marketable securities for the years ended December 31, 2021 and 2020.
At December 31, 2021 and 2020, we held 294 and 87 debt securities, respectfully, that were in an unrealized loss position for less than one year. We did not record an allowance for credit losses as of December 31, 2021 and December 31, 2020 related to these securities. The aggregate fair value of debt securities in an unrealized loss position at December 31, 2021 and 2020 was $950.5 million and $299.0 million, respectively. There were no individual securities that were in a significant unrealized loss position as of December 31, 2021 and 2020. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We do not consider these marketable securities to be impaired as of December 31, 2021 and 2020.

Note 6. Property and Equipment, net
Property and equipment, net consisted of the following at December 31:

(In thousands)	2021	2020
Laboratory equipment	$22,165	$23,858
Computer equipment and software	6,913	6,945
Leasehold improvements	32,726	32,568
Furniture and fixtures	3,035	3,035
Office equipment	1,690	1,651
Construction in progress	7,368	4,111
Total property and equipment	73,897	72,168
Less: accumulated depreciation	(44,974)	(41,353)
Total property and equipment, net	$28,923	$30,815
Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $8.8 million, $9.4 million and $8.0 million, respectively.
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
The components of lease expense and other information related to leases were as follows:

(In millions)	2021	2020	2019
Operating Lease Costs	$15.2	$15.2	$15.1
Cash paid for amounts included in the measurement of operating lease liabilities	14.4	14.4	12.8
We have not entered into any material short-term leases or financing leases as of December 31, 2021.
In arriving at the operating lease liabilities as of December 31, 2021, we applied the weighted-average incremental borrowing rate of 5.7% from inception over a weighted-average remaining lease term of 6.2 years. In arriving at the operating lease liabilities as of December 31, 2020, we applied the weighted-average incremental borrowing rate of 5.7% over a weighted-average remaining lease term of 7.2 years.

As of December 31, 2021, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter, were as follows:

(In thousands)
2022	$15,560
2023	18,126
2024	18,660
2025	19,507
2026	20,151
Thereafter	24,234
Undiscounted minimum rental commitments	116,238
Interest	(19,751)
Total operating lease liabilities	$96,487
We provided our landlord a standby letter of credit of $2.9 million as security for our leases. We are not required to maintain any cash collateral for the standby letter of credit.
In August 2021, we entered into a long-term sublease agreement for 13,000 square feet of the office space at 38 Sidney Street Cambridge, Massachusetts. The term of the lease runs until December 2024. We recorded operating sublease income of $0.5 million for the year ended December 31, 2021 in other income, net in the consolidated statements of operations.
As of December 31, 2021, the future minimum lease payments to be received under the long-term sublease agreement were as follows:

(In thousands)
2022	1,118
2023	1,152
2024	1,186
Total	$3,456

Note 8. Accrued Expenses
Accrued expenses consisted of the following at December 31:

(In thousands)	2021	2020
Accrued compensation	$19,818	$20,345
Accrued research and development costs	5,980	5,444
Accrued professional fees	2,335	2,897
Accrued other	3,834	2,115
Total accrued expenses	$31,967	$30,801

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
Note 11. Share-Based Payments
Stock incentive plans
In June 2013, our Board of Directors adopted and, in July 2013 our stockholders approved, the 2013 Stock Incentive Plan, or the 2013 Plan. The 2013 Plan became effective upon the closing of our initial public offering and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, or RSUs, performance-based share units, or PSUs, and other stock-based awards to employees, non-employees and non-employee directors. Following the adoption of the 2013 Plan, we granted no further stock options or other awards under the 2007 Stock Incentive Plan, or the 2007 Plan. Any options or awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remain outstanding and effective. As of December 31, 2021, the total number of shares reserved under the 2007 Plan and the 2013 Plan was 11,422,409, and we had 5,343,905 shares available for future issuance under the 2013 Plan.
The 2013 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2014 and continuing until the expiration of the 2013 Plan, equal to the lesser of (i) 2,000,000 shares of common stock, (ii) 4% of the outstanding shares of common stock on such date or (iii) an amount determined by our Board of Directors. On January 1, 2022, the annual increase for the 2013 Plan resulted in an additional 2,000,000 shares authorized for issuance.
Stock options
The following table summarizes the stock option activity of all stock incentive plans for the year ended December 31, 2021:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	6,143,046	$58.46	6.68	$13,714
Granted	1,073,989	55.54
Exercised	(758,685)	44.73
Forfeited/Expired	(1,659,524)	62.70
Outstanding at December 31, 2021	4,798,826	$58.51	6.24	$4,697
Exercisable at December 31, 2021	3,367,239	$60.52	5.25	$4,697
Vested and expected to vest at December 31, 2021	4,798,826	$58.51	6.24	$4,697
The weighted-average grant date fair value of options granted was $31.20, $32.10 and $36.44 during the years ended December 31, 2021, 2020 and 2019, respectively. The total intrinsic value of options exercised was $8.5 million, $10.4 million and $6.4 million during the years ended December 31, 2021, 2020 and 2019, respectively.
At December 31, 2021, the total unrecognized compensation expense related to unvested stock option awards was $39.8 million, which we expect to recognize over a weighted-average period of approximately 2.33 years.

Restricted stock units
Upon vesting, each RSU entitles the holder to receive a specified number of shares of our common stock. The following table presents RSU activity for the year ended December 31, 2021:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2020	1,284,378	$50.78
Granted	835,698	55.49
Vested	(403,138)	56.90
Forfeited	(714,014)	51.81
Unvested shares at December 31, 2021	1,002,924	$51.51
As of December 31, 2021, there was approximately $29.5 million of total unrecognized compensation expense related to RSUs, which we expect to be recognized over a weighted-average period of 1.74 years.
Performance-based stock units
At the achievement of the performance-based and service-based vesting criteria, each PSU entitles the holder to receive a specified number of shares of our common stock. The following table presents PSU activity for the year ended December 31, 2021:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2020	142,229	$54.28
Granted	141,000	54.20
Vested	—	—
Forfeited	(49,170)	54.08
Unvested shares at December 31, 2021	234,059	$54.28
Stock-based compensation expense associated with these PSUs is recognized if the underlying performance condition is considered probable of achievement using our management’s best estimates. As of December 31, 2021, there was no unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered probable of achievement that we expect to recognize. There is $12.7 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered not probable of achievement.
Market-based stock units
The Company has issued certain equity awards that contain market based vesting conditions, in which shares of stock are earned at vesting based on stock price performance. The fair value of MSUs are estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the market condition. The following table presents MSU activity for the year ended December 31, 2021:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2020	42,695	$41.50
Granted	—	—
Unvested shares at December 31, 2021	42,695	$41.50
As of December 31, 2021, there was no remaining unrecognized compensation expense related to MSUs.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. On January 1, 2022, the annual increase for the 2013 ESPP resulted in an additional 509,091 shares authorized for issuance. We issued 94,888 shares and 120,293 shares during the years ended December 31, 2021 and 2020, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 1,345,454 shares of our common stock. As of December 31, 2021, we had 885,556 shares available for future issuance under the 2013 ESPP.
Stock-based compensation expense
During the years ended December 31, 2021, 2020 and 2019, we recorded stock-based compensation expense for employee and non-employee stock options, RSUs, PSUs, ESPP shares and other stock-based awards. Stock-based compensation expense by award type included within the consolidated statements of operations is as follows:

(In thousands)	2021	2020	2019
Stock options	$30,985	$37,705	$38,650
Restricted stock units	21,510	19,893	14,733
Performance-based stock units	—	1,760	2,239
Employee Stock Purchase Plan	1,013	1,463	1,437
Other stock awards	—	781	991
Total stock-based compensation expense	$53,508	$61,602	$58,050
Expenses related to equity-based awards were allocated as follows in the consolidated statements of operations:

(In thousands)	2021	2020	2019
Research and development expense	$24,527	$27,119	$27,287
Selling, general and administrative expense	28,981	34,483	30,763
Total stock-based compensation expense	$53,508	$61,602	$58,050
No related tax benefits were recognized for the years ended December 31, 2021, 2020 and 2019.
The fair value of each stock option granted to employees and nonemployees is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used in calculating the grant date fair value of the awards:

	2021	2020	2019
Risk-free interest rate	.72%	1.24%	2.32%
Expected dividend yield	—	—	—
Expected term (in years)	6.05	6.05	6.06
Expected volatility	61.72%	73.80%	76.19%
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
Volatility
The expected volatility has been determined using Agios' historical volatilities for a period equal to the expected term of the option grant.
Risk-free rate
The risk-free rate is based on the yield curve of U.S. Treasury securities with periods commensurate with the expected term of the options being valued.
Dividends
We have never paid, and do not anticipate paying, any cash dividends in the foreseeable future, and, therefore, use an expected dividend yield of zero in the option-pricing model.
Forfeitures
We account for forfeitures as they occur and, therefore, do not estimate forfeitures.

Note 12. Income Taxes
The domestic and foreign components of loss from continuing operations before income taxes are as follows:

(In thousands)	2021	2020	2019
Domestic	$(356,665)	$(330,669)	$(322,471)
Foreign	155	1,364	21,063
Total	$(356,510)	$(329,305)	$(301,408)
We did not have any material provision for income taxes for the years ended December 31, 2021, 2020 and 2019.
A reconciliation of the expected income tax benefit (expense) computed using the federal statutory income tax rate to our effective income tax rate is as follows for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Income tax benefit computed at federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.6%	2.5%	3.9%
Change in valuation allowance	(24.5)%	(28.2)%	(29.5)%
General business credits and other credits	5.3%	7.0%	6.9%
Permanent differences and other adjustments	(3.9)%	(1.6)%	(1.9)%
Stock based compensation	(0.5)%	(0.7)%	(0.9)%
Foreign rate differential	—%	—%	0.5%
Total	—%	—%	—%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for the years ended December 31, 2021 and 2020 are as follows:

(In thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$39,186	$310,841
Tax credit carryforwards	152,128	163,589
Purchased intangible assets	12,150	13,543
Stock-based compensation	27,217	34,284
Operating lease liability	22,963	25,085
Non-deductible accruals and reserves, including inventory	4,033	12,730
RPI Royalty Sale	—	58,048
Other	—	1,230
Total deferred tax assets	257,677	619,350
Depreciation and amortization	(3,168)	(4,002)
Operating lease right of use asset	(18,031)	(20,596)
Less: valuation allowance	(236,478)	(594,752)
Net deferred taxes	$—	$—
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
As of December 31, 2021, we had net operating loss carryforwards, or NOLs, available to reduce federal, state and foreign income taxes of approximately $22.1 million, $420.0 million and $65.2 million, respectively. The federal NOLs have an indefinite life, however, if not utilized, the state and foreign NOLs begin to expire in 2035 and 2024, respectively. At December 31, 2021, we also had available research and development tax credits for federal and state income tax purposes of approximately $13.5 million and $24.0 million, respectively. If not utilized, the credits begin to expire in 2029 and 2027 for federal and state income tax purposes. We engaged in clinical testing activities and incurred expenses that qualify for the federal orphan drug tax credit. At December 31, 2021, we had available orphan drug tax credits for federal purposes only of approximately $119.6 million. If not utilized, the orphan drug credits begin to expire in 2035.
As provided by Section 382 of the Internal Revenue Code of 1986, or Section 382, and similar state provisions, utilization of NOLs and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations that have previously occurred or that could occur in the future. Ownership changes may limit the amount of NOLs and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of five percent stockholders in the stock of a corporation by more than 50 percent in the aggregate over a three year period. We completed a review of our changes in ownership through December 31, 2021 and determined that transactions have resulted in no ownership changes during the year ended December 31, 2021, as defined by Section 382. The impact of the historical ownership changes has been reflected in our deferred tax assets in the table above.
As required by ASC 740, we have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on the weight of available evidence, both positive and negative, we recorded a valuation allowance of $236.5 million and $594.8 million as of December 31, 2021 and December 31, 2020, respectively, because we have determined that it is more likely than not that these assets will not be fully realized. The valuation allowance decreased by $358.3 million for the year ended December 31, 2021 primarily due to the utilization of net operating losses and tax credits and increased by $92.5 million for the year ended December 31, 2020 primarily due to the generation of net operating losses.
The following table presents our change in valuation allowance for the years ended December 31, 2021 and, 2020:

(in thousands)	2021	2020
Valuation allowance at the beginning of the year	$594,752	$502,209
(Decrease) Increase for the current period	(358,274)	92,543
Valuation allowance at the end of the year	$236,478	$594,752
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
As of December 31, 2021, the unremitted earnings of our foreign subsidiaries are not material. We have not provided for U.S. income taxes or foreign withholding taxes on these earnings as it is our current intention to permanently reinvest these earnings outside the U.S. The tax liability on these earnings is also not material. Events that could trigger a tax liability include, but are not limited to, distributions, reorganizations or restructurings and/or tax law changes.
We apply the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. Our reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by us in our tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit.
The following table presents our unrecognized tax benefits activity for the years ended December 31, 2021 and 2020:

(In thousands)	2021	2020
Unrecognized tax benefits at the beginning of the year	$21,131	$17,460
Gross increases - current period tax positions	3,089	3,671
Unrecognized tax benefits at the end of the year	$24,220	$21,131
We will recognize interest and penalties related to uncertain tax positions above the line as an expense to continuing operations. As of December 31, 2021 and 2020, we had no accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized. If all of the Company’s unrecognized tax benefits as of December 31, 2021 were to become recognizable in the future, we would record $24.2 million of unrecognized tax benefits. The uncertain tax position does not impact our effective income tax rate due to the full valuation allowance.

We are subject to taxation in the United States, Switzerland, Netherlands, Germany, Italy and France. The statute of limitations for assessment by the IRS and state tax authorities is open for tax years ending December 31, 2021, 2020, 2019, and 2018, although carryforward attributes that were generated for tax years prior to 2018 may still be adjusted upon examination by the IRS or state tax authorities if they either have been, or will be, used in a future period. The statute of limitations for assessment in Switzerland remains open for tax years ending December 31, 2021, 2020, 2019, and 2018. The Company’s subsidiaries in the Netherlands and Germany were incorporated in 2019 and therefore the statute of limitations for assessment that remain open in these jurisdictions are for the tax years ending December 31, 2021, 2020 and 2019. The Company’s subsidiaries in Italy and France were incorporated in 2020 and therefore the statute of limitations for assessment that remain open in these jurisdictions are for the tax years ending December 31, 2021 and 2020. There are currently no federal, state or foreign audits in progress.
As of December 31, 2021, we have an income tax receivable of $2.9 million recorded within prepaid expenses and other assets. There was no income tax receivable at December 31, 2020.
Note 13. Defined Contribution Benefit Plan
We sponsor a 401(k) retirement plan, in which substantially all of our full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. We will make matching contributions equal to 100% of the employee’s contributions, subject to a maximum of 4% of eligible compensation.
Note 14. Net Income (Loss) per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net loss per share calculation, stock options, RSUs, PSUs and MSUs for which the performance and market vesting conditions, respectively, have been deemed probable, and 2013 ESPP shares are considered to be common stock equivalents, while PSUs and MSUs with performance and market vesting conditions, respectively, that were not deemed probable as of December 31, 2021 are not considered to be common stock equivalents.
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
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Years ended December 31,
	2021	2020	2019
Stock options	4,798,826	6,143,046	6,201,485
Restricted stock units	1,002,924	1,284,378	766,953
Performance-based stock units	—	—	72,046
Employee Stock Purchase Plan shares	39,864	46,439	49,418
Total	5,841,614	7,473,863	7,089,902

Note 15. Share Repurchase Program
On March 25, 2021, we announced that our board of directors authorized the Repurchase Program for the repurchase of up to $1.2 billion of our outstanding shares of common stock. On March 31, 2021, in connection with the Repurchase Program, we entered into a definitive share repurchase agreement with BMS to repurchase 7.1 million shares of our common stock held by certain subsidiaries of BMS for an aggregate purchase price of $344.5 million, or $48.38 per share. This repurchase was completed on April 5, 2021.
Further, on April 2, 2021, in connection with the Repurchase Program, we entered into a Rule 10b5-1 repurchase plan to which we may repurchase up to $600 million of shares of our common stock. As of December 31, 2021, we have repurchased approximately 9.1 million shares of common stock for $458.0 million, or $50.35 per share, under the Rule 10b5-1 repurchase plan. In total, as of December 31, 2021, we have repurchased 16.2 million shares of common stock for $802.5 million, or $49.49 per share, under the Repurchase Program.
On October 5, 2021, we terminated our Rule 10b5-1 share repurchase plan and on October 13, 2021 we entered into a Rule 10b-18 repurchase plan that allows us to conduct open market repurchases over time up to our remaining authorization under the Repurchase Program.
Repurchased shares are held as treasury stock until they are retired or re-issued. Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Repurchases of our common stock are accounted for as of the settlement date. There were no retirements or re-issuances of treasury stock during the year ended December 31, 2021.
Note 16. Selected Quarterly Financial Data (Unaudited)
The following table contains quarterly financial information for 2021 and 2020:

2021 (in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Loss from continuing operations	$(90,877)	$(82,790)	$(84,259)	$(98,584)
Net income (loss) from discontinued operations, net of tax	1,965,202	(3,427)	(4,507)	3,957
Net income (loss)	1,874,325	(86,217)	(88,766)	(94,627)
Net loss from continuing operations per share - basic and diluted	(1.31)	(1.36)	(1.48)	(1.81)
Net income (loss) from discontinued operations per share - basic and diluted	28.26	(0.06)	(0.08)	0.07
Net income (loss) per share - basic and diluted	26.95	(1.41)	(1.56)	(1.74)

2020 (in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Loss from continuing operations	$(84,094)	$(81,495)	$(79,175)	$(84,541)
Net income (loss) from discontinued operations, net of tax	43,838	(8,983)	(19,804)	(13,116)
Net income (loss)	(40,256)	(90,478)	(98,979)	(97,657)
Net loss from continuing operations per share - basic and diluted	(1.23)	(1.18)	(1.15)	(1.22)
Net income (loss) from discontinued operations per share - basic and diluted	0.64	(0.13)	(0.29)	(0.19)
Net income (loss) per share - basic and diluted	(0.59)	(1.31)	(1.43)	(1.41)

17. Subsequent Events
On February 17, 2022, the FDA approved PYRUKYND® for the treatment of hemolytic anemia in adults with pyruvate kinase (PK) deficiency in the United States.