Form 10-Q
period 2022-03-31
AGIOS PHARMACEUTICALS, INC.
filed 2022-05-05
CIK 1439222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 29, 2022: 54,788,927

AGIOS PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)
AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$80,026	$203,126
Marketable securities	843,503	816,892
Accounts receivable, net	540	—
Other receivable	5,365	4,378
Inventory	2,485	—
Prepaid expenses and other current assets	43,226	39,835
Total current assets	975,145	1,064,231
Marketable securities	255,836	266,375
Operating lease assets	72,688	75,124
Property and equipment, net	29,195	28,923
Financing lease assets	95	183
Other non-current assets	2,900	2,900
Total assets	$1,335,859	$1,437,736
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,551	$16,700
Accrued expenses	19,747	31,967
Operating lease liabilities	11,744	10,828
Financing lease liabilities	250	331
Deferred revenue	2,500	—
Total current liabilities	45,792	59,826
Operating lease liabilities, net of current portion	82,338	85,659
Financing lease liabilities, net of current portion	276	276
Total liabilities	128,406	145,761
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 70,993,277 shares issued and 54,776,467 shares outstanding at March 31, 2022, and 70,550,631 shares issued and 54,334,220 shares outstanding at December 31, 2021	71	71
Additional paid-in capital	2,351,147	2,334,348
Accumulated other comprehensive loss	(7,745)	(1,198)
Treasury stock, at cost (16,216,411 shares at March 31, 2022 and December 31, 2021)	(802,486)	(802,486)
Accumulated deficit	(333,534)	(238,760)
Total stockholders’ equity	1,207,453	1,291,975
Total liabilities and stockholders’ equity	$1,335,859	$1,437,736
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2022	2021
Revenues:
Product revenue, net	$832	$—
Total revenue	832	—
Cost and expenses:
Cost of sales	$339	$—
Research and development	70,123	57,667
Selling, general and administrative	31,515	33,550
Total cost and expenses	101,977	91,217
Loss from operations	(101,145)	(91,217)
Royalty income from gain on sale of oncology business	2,704	—
Interest income, net	694	340
Other income, net	2,973	—
Net loss from continuing operations	(94,774)	(90,877)
Net income from discontinued operations, net of tax	—	1,965,202
Net (loss) income	$(94,774)	$1,874,325
Net loss from continuing operations per share - basic and diluted	$(1.74)	$(1.31)
Net income from discontinued operations per share - basic and diluted	$—	$28.26
Net (loss) income per share - basic and diluted	$(1.74)	$26.95
Weighted-average number of common shares used in computing net loss per share from continuing operations, net income from discontinued operations and net (loss) income per share – basic and diluted	54,555,467	69,543,510

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Net (loss) income	$(94,774)	$1,874,325
Other comprehensive (loss) income
Unrealized loss on available-for-sale securities	(6,547)	(108)
Comprehensive (loss) income	$(101,321)	$1,874,217

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2021	70,550,631	$71	$2,334,348	$(1,198)	$(238,760)	(16,216,411)	$(802,486)	$1,291,975
Common stock issued under stock incentive plan and ESPP	442,646	—	1,289	—	—	—	—	1,289
Stock-based compensation expense	—	—	15,510	—	—	—	—	15,510
Other comprehensive loss	—	—	—	(6,547)	—	—	—	(6,547)
Net loss	—	—	—	—	(94,774)	—	—	(94,774)
Balance at March 31, 2022	70,993,277	$71	$2,351,147	$(7,745)	$(333,534)	(16,216,411)	$(802,486)	$1,207,453

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance at December 31, 2020	69,293,920	$69	$2,242,801	$105	$(1,843,475)	$399,500
Common stock issued under stock incentive plan and ESPP	518,285	1	7,346	—	—	7,347
Stock-based compensation expense	—	—	14,854	—	—	14,854
Other comprehensive loss	—	—	—	(108)	—	(108)
Net income	—	—	—	—	1,874,325	1,874,325
Disposition of oncology business	—	—	712	—	—	712
Balance at March 31, 2021	69,812,205	$70	$2,265,713	$(3)	$30,850	$2,296,630

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Operating activities
Net (loss) income	$(94,774)	$1,874,325
Less: Net income from discontinued operations	—	1,965,202
Net loss from continuing operations	(94,774)	(90,877)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,478	2,479
Stock-based compensation expense	15,510	14,854
Net amortization of premium (accretion of discount) on marketable securities	1,150	1,664
Non-cash operating lease expense	2,436	2,417
Changes in operating assets and liabilities:
Accounts receivable, net	(540)	—
Inventory	(2,485)	—
Other receivables	(987)	—
Prepaid expenses and other current and non-current assets	(3,391)	(3,621)
Accounts payable	(5,007)	(2,941)
Accrued expenses and other current liabilities	(12,220)	(12,697)
Deferred revenue	2,500	—
Operating lease liabilities	(2,405)	(1,504)
Net cash used in operating activities - continuing operations	(97,735)	(90,226)
Net cash used in operating activities - discontinued operations	—	(30,523)
Net cash used in operating activities	(97,735)	(120,749)
Investing activities
Purchases of marketable securities	(355,916)	(61,863)
Proceeds from maturities and sales of marketable securities	332,147	134,016
Purchases of property and equipment	(2,804)	(1,012)
Net cash (used in) provided by investing activities - continuing operations	(26,573)	71,141
Net cash provided by investing activities - discontinued operations	—	1,802,936
Net cash (used in) provided by investing activities	(26,573)	1,874,077
Financing activities
Payments on financing lease obligations	(81)	(86)
Net proceeds from stock option exercises and employee stock purchase plan	1,289	7,347
Net cash provided by financing activities - continuing operations	1,208	7,261
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	1,208	7,261
Net change in cash and cash equivalents	(123,100)	1,760,589
Cash and cash equivalents at beginning of the period	203,126	127,436
Cash and cash equivalents at end of the period	$80,026	$1,888,025
Supplemental disclosure of non-cash investing and financing transactions

Additions to property and equipment in accounts payable and accrued expenses	$1,536	$6
Cash taxes paid	$1,842	$—

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
Overview
We are a biopharmaceutical company committed to transforming patients’ lives through scientific leadership in the field of cellular metabolism and adjacent areas of biology, with the goal of creating differentiated, small molecule medicines for genetically defined diseases, or GDDs. We take a systems biology approach to deeply understand disease states, drive the discovery and validation of novel therapeutic targets, and define patient selection strategies, thereby increasing the probability that our experimental medicines will have the desired therapeutic effect, while cultivating connections with patient communities, healthcare professionals, partners and colleagues to discover, develop and deliver potential therapies for GDDs. We are located in Cambridge, Massachusetts.

The lead product candidate in our GDD portfolio, PYRUKYND® (mitapivat), is an activator of both wild-type and mutant pyruvate kinase, or PK, enzymes for the potential treatment of hemolytic anemias. On February 17, 2022, the U.S. Food and Drug Administration, or FDA, approved PYRUKYND® for the treatment of hemolytic anemia in adults with pyruvate kinase (PK) deficiency in the United States. In June 2021, we submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for the treatment of adults with PK deficiency in the European Union. The MAA has passed validation, and the regulatory review process is ongoing. In addition, we are currently evaluating PYRUKYND® for the treatment of thalassemia and sickle cell disease, or SCD, in clinical trials. We are also developing AG-946, a novel, next-generation PKR activator, for the potential treatment of hemolytic anemias and other indications.

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

Sale of our Oncology Business to Servier
On March 31, 2021, we completed the sale of our oncology business to Servier Pharmaceuticals, LLC, or Servier, which represented a discontinued operation. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200 million in cash, if, prior to January 1, 2027, vorasidenib is granted new drug application, or NDA, approval from the FDA with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity. Servier also acquired our co-commercialization rights for Bristol Myers Squibb’s IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene Corporation, and following the sale Servier will conduct certain clinical development activities within the IDHIFA® development program.

We recorded income from royalties of approximately $2.7 million on U.S. net sales of TIBSOVO® by Servier in the royalty income from gain on sale of oncology business line item within the condensed consolidated statements of operations, for the three months ended March 31, 2022.
Basis of presentation
The condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations, comprehensive (loss) income and stockholders' equity for the three months ended March 31, 2022 and 2021, and the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of March 31, 2022, our results of operations and stockholders' equity for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The condensed consolidated balance sheet data as of December 31, 2021 was derived from our audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 that was filed with the Securities and Exchange Commission, or the SEC, on February 24, 2022.
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
Liquidity
On March 31, 2021, we completed the sale of our oncology business to Servier, and received approximately $1.8 billion in cash at closing. In connection with the sale, on March 25, 2021, we announced that our Board of Directors authorized the repurchase of up to $1.2 billion of our outstanding shares of common stock, or the Repurchase Program, using the proceeds from the sale of our oncology business to Servier. On March 31, 2021, in connection with the Repurchase Program, we entered into a definitive share repurchase agreement with Bristol-Myers Squibb Company, or BMS, to repurchase 7.1 million shares of our common stock held by certain subsidiaries of BMS for an aggregate purchase price of $344.5 million, or $48.38 per share. This repurchase was completed on April 5, 2021. Further, on April 2, 2021, in connection with the Repurchase Program, we entered into a Rule 10b5-1 repurchase plan pursuant to which we could repurchase up to $600.0 million of shares of our common stock. On October 5, 2021, we terminated our Rule 10b5-1 share repurchase program and on October 13, 2021 we entered into a Rule 10b-18 repurchase plan that allows us to conduct open market repurchases over time up to our remaining authorization. As of December 31, 2021 and March 31 2022, we repurchased approximately 9.1 million shares of common stock for $458.0 million, or $50.35 per share, under the Rule 10b5-1 repurchase plan. As of March 31, 2022, we have not repurchased any shares under the Rule 10b-18 repurchase plan. In total, as of December 31, 2021, we repurchased 16.2 million shares of common stock for $802.5 million, or $49.49 per share, under the Repurchase Program. We have paused our share repurchases for the foreseeable future.

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $1.2 billion. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities will be sufficient to fund current operations for at least the next twelve months from the issuance date of these financial statements.
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

Inventory

Inventory is stated at the lower of cost or estimated net realizable value on a first-in, first-out basis. Prior to the regulatory approval of our product candidates, we incur expenses for the manufacture of drug product that could potentially be available to support the commercial launch of those products. Until the date at which regulatory approval has been received or is otherwise considered probable, we record all such costs as research and development expenses. Upon approval of our wholly owned product, PYRUKYND®, by the FDA on February 17, 2022 for the treatment of hemolytic anemia in adults with PK deficiency in the United States, we began to capitalize inventories of PYRUKYND®.

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

Product Revenue

We generate product revenue from sales of PYRUKYND® to a limited number of specialty distributors and specialty pharmacy providers, or collectively, the Customers. The Customers subsequently resell PYRUKYND® to pharmacies or dispense directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of PYRUKYND®.

The performance obligation related to the sale of PYRUKYND® is satisfied and revenue is recognized when the Customer obtains control of the product, which occurs at a point in time, typically upon delivery to the Customer.

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
Cost of sales
Cost of sales consists primarily of manufacturing costs of PYRUKYND®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of PYRUKYND® recorded during the three months ended March 31, 2022 were expensed prior to February 17, 2022 and, therefore, are not included in costs of sales during the three months ended March 31, 2022.

There have been no other material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

The following table summarizes our cash equivalents and marketable securities measured at fair value and by level on a recurring basis as of March 31, 2022:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$8,092	$57,989	$—	$66,081
Total cash equivalents	8,092	57,989	—	66,081

Marketable securities:
U.S. Treasuries	—	272,760	—	272,760
Government securities	—	170,626	—	170,626
Corporate debt securities	—	655,953	—	655,953
Total marketable securities	—	1,099,339	—	1,099,339
Total cash equivalents and marketable securities	$8,092	$1,157,328	$—	$1,165,420
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently, at the end of each reporting period, valued utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2022.
There have been no changes to the valuation methods during the three months ended March 31, 2022, and we had no financial assets or liabilities that were classified as Level 3 at any point during the three months ended March 31, 2022.
4. Marketable Securities
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and are recorded at fair value. Unrealized gains are included as a component of accumulated other comprehensive loss in the condensed consolidated balance sheets and statements of stockholders’ equity and a component of total comprehensive loss in the condensed consolidated statements of comprehensive (loss) income, until realized. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the condensed consolidated balance sheets with a corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive income, net of taxes. Realized gains and losses are included in investment income on a specific-identification basis. There were no material realized gains or losses on marketable securities for the three months ended March 31, 2022 or 2021.
Marketable securities at March 31, 2022 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$243,892	$14	$(352)	$243,554
Government securities	24,753	—	(164)	24,589
Corporate debt securities	577,541	1	(2,182)	575,360
Total Current	846,186	15	(2,698)	843,503

Non-current:
U.S. Treasuries	29,695	—	(489)	29,206
Government securities	149,378	—	(3,341)	146,037
Corporate debt securities	81,825	—	(1,232)	80,593
Total Non-current	260,898	—	(5,062)	255,836
Total marketable securities	$1,107,084	$15	$(7,760)	$1,099,339

Marketable securities at December 31, 2021 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$269,109	$—	$(36)	$269,073
Government securities	17,764	1	(10)	17,755
Corporate debt securities	530,490	3	(429)	530,064
Total Current	817,363	4	(475)	816,892

Non-current:
U.S. Treasuries	40,607	—	(23)	40,584
Government securities	148,820	—	(470)	148,350
Corporate debt securities	77,675	—	(234)	77,441
Total Non-current	267,102	—	(727)	266,375
Total marketable securities	$1,084,465	$4	$(1,202)	$1,083,267
As of March 31, 2022 and December 31, 2021, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale.
As of March 31, 2022 and December 31, 2021, we held 307 and 294 debt securities, respectively, that were in an unrealized loss position for less than one year. We did not record an allowance for credit losses as of March 31, 2022 and December 31, 2021 related to these securities. The aggregate fair value of debt securities in an unrealized loss position at March 31, 2022 and December 31, 2021 was $1,066.8 million and $950.5 million, respectively. There were no individual securities that were in a significant unrealized loss position as of March 31, 2022 and December 31, 2021. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We do not consider these marketable securities to be impaired as of March 31, 2022 and December 31, 2021.
5. Inventory
Inventory, which consists of commercial supply of PYRUKYND®, consisted of the following:

(In thousands)	March 31, 2022	December 31, 2021
Raw materials	$—	$—
Work-in-process	2,185	—
Finished goods	300	—
Total inventory	$2,485	$—
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
The components of lease expense and other information related to leases were as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Operating lease costs	$3.8	$3.8
Cash paid for amounts included in the measurement of operating lease liabilities	$3.8	$3.6
We have not entered into any material short-term leases or financing leases as of March 31, 2022.

In arriving at the operating lease liabilities as of March 31, 2022 and December 31, 2021, we applied the weighted-average incremental borrowing rate of 5.7% for both periods over a weighted-average remaining lease term of 5.9 years and 6.2 years, respectively.
As of March 31, 2022, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter were as follows:

(In thousands)
Remaining 2022	$11,784
2023	18,126
2024	18,660
2025	19,507
2026	20,151
2027	20,755
Thereafter	3,479
Undiscounted minimum rental commitments	$112,462
Interest	(18,380)
Operating lease liabilities	$94,082
We provided our landlord a standby letter of credit of $2.9 million as security for our leases. We are not required to maintain any cash collateral for the standby letter of credit.
In August 2021, we entered into a long-term sublease agreement for 13,000 square feet of the office space at 38 Sidney Street Cambridge, Massachusetts. The term of the lease runs until December 2024. We recorded operating sublease income of $0.4 million for the three months ended March 31, 2022 in other income, net in the condensed consolidated statements of operations.

As of March 31, 2022, the future minimum lease payments to be received under the long-term sublease agreement were as follows:

(In thousands)
Remaining 2022	$842
2023	1,152
2024	1,186
Total	$3,180
7. Accrued Expenses
Accrued expenses consisted of the following:

(In thousands)	March 31, 2022	December 31, 2021
Accrued compensation	$5,387	$19,818
Accrued research and development costs	8,626	5,980
Accrued professional fees	1,952	2,335
Accrued other	3,782	3,834
Total accrued expenses	$19,747	$31,967

8. Product Revenue
We sell PYRUKYND®, our wholly owned product, to the Customers. The Customers subsequently resell PYRUKYND® to pharmacies or dispense directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of PYRUKYND®.

The performance obligation related to the sale of PYRUKYND® is satisfied and revenue is recognized when the Customer obtains control of the product, which occurs at a point in time, typically upon delivery to the Customer.
Product revenue, net, were as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Product revenue, net	$832	$—
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
The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2022:

(In thousands)	Contractual Adjustments	Government Rebates	Returns	Total
Balance at December 31, 2021	$—	$—	$—	$—
Current provisions relating to sales in the current year	37	56	9	102
Adjustments relating to prior years	—	—	—	—
Payments/returns relating to sales in the current year	(11)	—	—	(11)
Payments/returns relating to sales in the prior years	—	—	—	—
Balance at March 31, 2022	$26	$56	$9	$91
Total revenue-related reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In thousands)	March 31, 2022	December 31, 2021
Reduction of accounts receivable	$17	$—
Component of accrued expenses	74	—
Total revenue-related reserves	$91	$—
The following table presents changes in our contract assets during the three months ended March 31, 2022:

(In thousands)	December 31, 2021	Additions	Deductions	March 31, 2022
Contract assets(1)
Accounts receivable, net	$—	$934	$(394)	$540
(1) Additions to contract assets relate to amounts billed to Customers for product sales and deductions to contract assets primarily relate to collection of receivables during the reporting period.
9. Share-Based Payments
2013 Stock Incentive Plan
In June 2013, our Board of Directors adopted and, in July 2013 our stockholders approved, the 2013 Stock Incentive Plan, or the 2013 Plan. The 2013 Plan became effective upon the closing of our initial public offering and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, or RSUs, performance-based share units, or PSUs, and other stock-based awards to employees, non-employees and non-employee directors. Following the adoption of the 2013 Plan, we granted no further stock options or other awards under the 2007 Stock Incentive Plan, or the 2007 Plan. Any options or awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remain outstanding and effective. As of March 31, 2022, the total number of shares reserved under the 2007 Plan and the 2013 Plan was 13,027,919, and we had 6,142,929 shares available for future issuance under the 2013 Plan.
Stock options
The following table presents stock option activity for the three months ended March 31, 2022:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2021	4,798,826	$58.51
Granted	647,713	32.23
Exercised	(3,250)	4.92
Forfeited/Expired	(168,145)	68.62
Outstanding at March 31, 2022	5,275,144	$55.02
Exercisable at March 31, 2022	3,494,909	$59.81
Vested and expected to vest at March 31, 2022	5,275,144	$55.02
At March 31, 2022, there was approximately $44.0 million of total unrecognized compensation expense related to unvested stock option awards, which we expect to recognize over a weighted-average period of approximately 2.6 years.
Restricted stock units
The following table presents RSU activity for the three months ended March 31, 2022:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2021	1,002,924	$51.51
Granted	634,232	32.75
Vested	(337,463)	53.98
Forfeited	(16,156)	46.26
Unvested shares at March 31, 2022	1,283,537	$41.70
As of March 31, 2022, there was approximately $43.4 million of total unrecognized compensation expense related to RSUs, which we expect to recognize over a weighted-average period of approximately 2.1 years.

Performance-based stock units
The following table presents PSU activity for the three months ended March 31, 2022:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2021	234,059	$54.28
Granted	108,500	32.44
Vested	(53,777)	54.28
Forfeited	(5,168)	61.93
Unvested shares at March 31, 2022	283,614	$45.78
Stock-based compensation expense associated with these PSUs is recognized if the underlying performance condition is considered probable of achievement using our management’s best estimates.
As of March 31, 2022, there was no unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered probable of achievement, and $13.0 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered not probable of achievement.
Market-based stock units
The following table presents market-based stock unit, or MSU, activity for the three months ended March 31, 2022:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2021	42,695	$41.50
Granted	—	—
Unvested shares at March 31, 2022	42,695	$41.50
The fair value of MSUs are estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the market condition. As of March 31, 2022, there was no remaining unrecognized compensation expense related to MSUs.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. We issued and sold 48,156 and 59,401 shares of common stock during the three months ended March 31, 2022 and 2021, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 1,854,545 shares of our common stock. As of March 31, 2022, we had 1,346,491 shares of common stock available for future issuance under the 2013 ESPP.
Stock-based compensation expense
Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Stock options	$6,201	$8,396
Restricted stock units	6,165	6,205
Performance-based stock units	2,919	—
Employee stock purchase plan	225	253
Other stock awards	—	—
Total stock-based compensation expense	$15,510	$14,854

Expenses related to stock options and stock-based awards were allocated as follows in the condensed consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2022	2021
Research and development expense	$6,656	$6,973
Selling, general and administrative expense	8,854	7,881
Total stock-based compensation expense	$15,510	$14,854

10. Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net loss per share calculation, stock options, RSUs, PSUs and MSUs for which the performance and market vesting conditions, respectively, have been deemed probable, and 2013 ESPP shares are considered to be common stock equivalents, while PSUs and MSUs with performance and market vesting conditions, respectively, that were not deemed probable as of March 31, 2022 are not considered to be common stock equivalents.
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
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Stock options	5,275,144	6,181,953
Restricted stock units	1,283,537	1,263,094
Performance-based stock units	—	—
Employee stock purchase plan shares	12,472	7,384
Total common stock equivalents	6,571,153	7,452,431

11. Income Taxes
We recorded no provision for income taxes for the three months ended March 31, 2022 and $12.9 million income tax provision for the three months ended March 31, 2021. The tax provision for the three months ended March 31, 2021 has been recorded within discontinued operations as it relates to the income tax impact on the sale of its oncology business to Servier. There is no income tax expense recorded in continuing operations for the three months ended March 31, 2022 and 2021, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Information
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021, and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management, and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, selling, general and administrative expenses, research and development expenses, the sufficiency of our cash for future operations and business activity disruption due to the COVID-19 pandemic. Words such as “anticipate,” “believe,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “predict,” “project,” “strategy,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “vision” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2021. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.
Overview
We are a biopharmaceutical company committed to transforming patients’ lives through scientific leadership in the field of cellular metabolism and adjacent areas of biology, with the goal of creating differentiated, small molecule medicines for genetically defined diseases, or GDDs. We take a systems biology approach to deeply understand disease states, drive the discovery and validation of novel therapeutic targets, and define patient selection strategies, thereby increasing the probability that our experimental medicines will have the desired therapeutic effect, while cultivating connections with patient communities, healthcare professionals, partners and colleagues to discover, develop and deliver potential therapies for GDDs.
The lead product candidate in our GDD portfolio, PYRUKYND® (mitapivat), is an activator of both wild-type and mutant pyruvate kinase, or PK, enzymes for the potential treatment of hemolytic anemias. On February 17, 2022, the FDA approved PYRUKYND® for the treatment of hemolytic anemia in adults with pyruvate kinase (PK) deficiency in the United States. In June 2021, we submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for PYRUKYND® for the treatment of adults with PK deficiency in the European Union. The MAA has passed validation, and the regulatory review process is ongoing. In addition, we are currently evaluating PYRUKYND® for the treatment of thalassemia and sickle cell disease, or SCD, in the clinical trials described below and we intend to evaluate PYRUKYND® in pediatric patients with PK deficiency in the planned clinical trials described below. We are also developing AG-946, a novel, next-generation PKR activator, for the potential treatment of hemolytic anemias and other indications.

In addition to the aforementioned development programs, we foster a productive research engine and are seeking to advance multiple novel, investigational therapies in clinical and preclinical development in our focus area of GDDs, based on our scientific leadership in the field of cellular metabolism and adjacent areas of biology.
Sale of our Oncology Business to Servier
On March 31, 2021, we completed the sale of our oncology business to Servier Pharmaceuticals, LLC, or Servier, which represented a discontinued operation. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200 million in cash, if, prior to January 1, 2027, vorasidenib is granted new drug application, or NDA, approval from the FDA with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity. Servier also acquired our co-commercialization rights for Bristol Myers Squibb’s

IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene Corporation, or Celgene, and following the sale Servier will conduct certain clinical development activities within the IDHIFA® development program.
Financial Operations Overview
Impact of COVID-19 on our Business
As of March 31, 2022, we have not experienced a significant financial or supply chain impact directly related to the COVID-19 pandemic but have experienced some disruptions to clinical operations, including timelines to complete patient enrollment in some of our clinical trials, and we may in the future experience further such disruptions. In addition, we have experienced disruptions to certain research activities at our contract research organizations, or CROs, based in China, due to the recent COVID-19 surge in China. We are continuing to serve our customers while taking precautions to provide a safe work environment for our employees and customers. Our lab-based employees who need to be onsite to fulfill their job responsibilities have been onsite since late May 2020, and since September 2020 we have opened our Cambridge office to limited numbers of employees who prefer to work onsite. Our field-based employees continue to engage with healthcare providers and other third parties on a primarily remote basis and, where local regulations and other conditions allow, on a limited in-person basis. We are conducting our return to work program under strict guidelines as required by federal, state, and local authorities. Effective November 8, 2021, we require all employees, regardless of role or work location, to be fully vaccinated against COVID-19, as defined by the Center of Disease Control and Prevention's guidelines, subject to limited exception. We have been monitoring our supply chain network for disruptions due to the COVID-19 pandemic, and our third-party manufacturers, other than the China-based CROs discussed above, remain largely unaffected, with any campaign delays experienced to date being limited to a few days in duration. Although global shipping continues to be disrupted due to the pandemic, we have not experienced a supply impact.
The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include changes in the duration, scope and severity of the pandemic, including any variant strains of the COVID-19 virus, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the supply, distribution and efficacy of vaccines, and the resumption of widespread economic activity. Any prolonged material disruption of our employees, suppliers, manufacturing, or customers could negatively impact our consolidated financial position, results of operations and cash flows. As a result, we may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.
General
Since inception, our operations have primarily focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, establishing a commercial infrastructure, preparing for the commercial launch of PYRUKYND® and, prior to the sale of our oncology business to Servier on March 31, 2021, marketing TIBSOVO® and IDHIFA®. Through March 31, 2021, we have financed our operations primarily through proceeds from the sale of our royalty rights, commercial sales of TIBSOVO®, funding received from our collaboration agreements, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings. Following the sale of our oncology business to Servier on March 31, 2021, we have financed and expect to finance our operations primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO®, the potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA, and potential sales of PYRUKYND® if successfully launched by us and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions.
We have historically incurred operating losses. Our net loss for the three months ended March 31, 2022 was $94.8 million and our net income for the three months ended March 31, 2021 was $1,874.3 million. As of March 31, 2022, we had an accumulated deficit of $333.5 million. The net income we generated in the three months ended March 31, 2021 was primarily due to the sale of our oncology business to Servier, which was consummated on March 31, 2021. Following the consummation of the sale of our oncology business, we expect to incur significant expenses and net losses until such time we are able to report profitable results. Our net losses may fluctuate significantly from year to year. We expect that we will continue to incur significant expenses as we continue to advance and expand clinical development activities for our lead programs: PYRUKYND®, and AG-946; continue to discover and validate novel targets and drug product candidates; expand and protect our intellectual property portfolio; and hire additional commercial, development and scientific personnel.
Revenues

Our wholly owned product, PYRUKYND®, received approval from the FDA on February 17, 2022, for the treatment of hemolytic anemia in adults with PK deficiency in the United States. Upon FDA approval of PYRUKYND® in the United States, we began generating product revenue from sales of PYRUKYND®. We sell PYRUKYND® to a limited number of specialty distributors and specialty pharmacy providers, or collectively, the Customers. These Customers subsequently resell PYRUKYND® to pharmacies or dispense directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of PYRUKYND®. For further discussion of our revenue recognition policy, see Note 2, Summary of Significant Accounting Polices and Note 8, Product Revenue, to the condensed consolidated financial statements in this Form 10-Q.

In the future, we expect to continue to generate revenue from a combination of product sales, royalties on product sales, cost reimbursements, milestone payments, and upfront payments to the extent we enter into future collaborations or licensing agreements.

Cost of Sales

Cost of sales consists primarily of manufacturing costs for sales of PYRUKYND®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of PYRUKYND® recorded during the three months ended March 31, 2022 were expensed prior to February 17, 2022, and, therefore, are not included in costs of sales during the three months ended March 31, 2022.
Research and development expenses
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs related to our GDD portfolio to increase significantly for the foreseeable future as our product candidate development programs progress. However, the successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development and to commercialize these product candidates. We are unable to predict the amount of net cash inflows from PYRUKYND®

or any of our product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:
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
•expenses incurred under agreements with third parties, including CROs, that conduct research and development and both preclinical and clinical activities on our behalf, and the cost of consultants;
•the cost of lab supplies and acquiring, developing and manufacturing preclinical and clinical study materials; and
•facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and the maintenance of facilities, insurance and other operating costs.
The following summarizes our most advanced programs:
PYRUKYND® (mitapivat): First-in-Class PK Activator
We are developing PYRUKYND® for the treatment of PK deficiency and other hemolytic anemias such as thalassemia and SCD. PYRUKYND® is an orally available small molecule and a potent activator of the wild-type and mutated PKR enzymes. To date, we have demonstrated in clinical trials that treatment with PYRUKYND® can lead to durable sustained increases in hemoglobin in patients with amenable mutations in the PKR gene and a statistically significant and clinically meaningful reduction in transfusion burden in regularly transfused patients with PK deficiency, and we have observed in clinical trials of PYRUKYND® durable improvements in hemoglobin concentration and markers of hemolysis and ineffective erythropoeiesis in both α- and β- thalassemia patients and reductions in 2,3-DPG and increases in ATP in SCD patients.
In February 2022, the FDA approved PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In June 2021, we submitted an MAA to the EMA for the treatment of adults with PK deficiency the European Union. The MAA has passed validation, and the regulatory review process is ongoing. We have worldwide development and commercial rights to PYRUKYND® and expect to fund the future development and commercialization costs related to this program. PYRUKYND® has been granted orphan drug designation for the treatment of PK deficiency by the FDA and the EMA. Additionally, PYRUKYND® has received orphan drug designation from the FDA for the treatment of thalassemia and SCD. We have built our US commercial infrastructure to support the commercial launch of PYRUKYND® in the United States and continue to evaluate all options for the commercialization and continued development of PYRUKYND® outside of the United States in order to maximize the benefit to patients and value to our shareholders, including through exploring potential partnership opportunities.
We are evaluating PYRUKYND® in the following clinical trials:
•ENERGIZE, a phase 3, double-blind, randomized, placebo-controlled multicenter study evaluating the efficacy and safety of PYRUKYND® as a potential treatment for adults with non-transfusion-dependent α- or β-thalassemia, defined as ≤5 red blood cell, or RBC, units during the 24-week period before randomization and no RBC transfusions ≤8 weeks before providing informed consent or during the screening period. The primary endpoint of the trial is percentage of patients with hemoglobin response, defined as a ≥1.0 g/dL increase in average hemoglobin concentration from Week 12 through Week 24 compared with baseline. Secondary endpoints include markers of hemolysis and ineffective erythropoiesis, as well as patient-reported outcome measures. This trial is enrolling patients, and we expect to enroll a meaningful portion of the patients by the end of 2022.
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
•An extension study evaluating the safety, tolerability and efficacy of treatment with PYRUKYND® in patients from our completed phase 2, open-label safety and efficacy clinical trial of PYRUKYND® in adults with non-transfusion-dependent α- and β-thalassemia.
•In collaboration with the National Institutes of Health, or NIH, we are evaluating PYRUKYND® in a phase 1 trial in patients with SCD pursuant to a cooperative research and development agreement. The core trial period has completed. The long-term extension study is ongoing. In June 2020, clinical proof of concept was established based on a preliminary analysis of the data from this trial.
•In collaboration with UMC Utrecht, or UMC, we are evaluating PYRUKYND® in patients with SCD pursuant to an investigator sponsored trial agreement. The trial has completed enrollment and patient follow-up is ongoing, and a 2-year extension study has been activated for patients who complete the follow-up period.
We expect to initiate two phase 3 trials of PYRUKYND®, ACTIVATE-kids and ACTIVATE-kidsT, in not regularly transfused and regularly transfused pediatric patients with PK deficiency in mid-2022.
AG-946: Novel, Next-generation PKR Activator
We are developing AG-946, a novel, next-generation PKR activator, for the potential treatment of hemolytic anemias. We are evaluating AG-946, in a phase 1 trial of AG-946 in healthy volunteers and in patients with SCD. The trial has completed the healthy volunteer cohort, and we have initiated the SCD patient cohort of this trial. We expect to initiate a phase 2a study of AG-946 in adults with L-IR MDS by year-end 2022.
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

Critical Accounting Estimates

Our critical accounting estimates are those which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We have determined that our most critical accounting estimates are those relating to revenue recognition, accrued research and development expenses and stock-based compensation. Except those that have been disclosed in Note 2, Summary of Significant Accounting Policies, of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no significant changes to our existing critical accounting estimates discussed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.
Results of Operations
Certain amounts in prior periods have been reclassified to reflect the impact of the discontinued operations treatment of the oncology business in order to conform to the current period presentation.
Comparison of the three months ended March 31, 2022 and 2021
Revenues

	Three Months Ended March 31,
(In thousands)	2022	2021
Revenues:
Product revenue, net	$832	$—
Total revenue	$832	$—
Total Revenue – First Quarter of 2022 vs. First Quarter of 2021 – The increase in total revenue of $0.8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to product revenue associated with PYRUKYND®, which was approved in February 2022.
Total Operating Expenses

	Three Months Ended March 31,
(In thousands)	2022	2021
Cost and expenses:
Cost of sales	$339	$—
Research and development	70,123	57,667
Selling, general and administrative	31,515	33,550
Total Operating Expenses	$101,977	$91,217
Total Operating Expenses - First Quarter of 2022 vs. First Quarter of 2021 - The increase in total operating expenses of $10.8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due an increase in research and development expenses of $12.5 million which is described below under Research and Development Expenses, partially offset by a decrease in selling, general and administrative expenses of $2.0 million due to a reduction in workforce-related expenses. Included in selling, general and administrative expenses is approximately $1.1 million of reimbursable transition related services we provided to Servier related to the sale of the oncology business.

Research and Development Expenses
Our research and development expenses, by major program, are outlined in the table below:

	Three Months Ended March 31,
(In thousands)	2022	2021
PK activator (PYRUKYND®)	$17,204	$12,364
Novel PK activator (AG-946)	3,437	1,771
Other research and platform programs	7,914	4,214
Total direct research and development expenses	28,555	18,349
Compensation and related expenses	29,186	26,753
Facilities and IT related expenses & other	10,865	12,565
Other expenses - transition services	1,517	—
Total indirect research and development expenses	41,568	39,318
Total research and development expense	$70,123	$57,667
Total Research and Development Expenses - First Quarter of 2022 vs. First Quarter of 2021 - The increase in total research and development expenses of $12.5 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to a $10.2 million increase in our direct expenses. The increase in direct expenses was primarily due to a $4.8 million increase in PYRUKYND® costs and a $3.7 million increase in other research and platform programs. The increase in PYRUKYND® costs was primarily due to startup costs for the initiated phase 3 trials of PYRUKYND® in patients with thalassemia, ENERGIZE and ENERGIZE-T, and the phase 2/3 trial of PYRUKYND® in patients with SCD, RISE UP, offset by closeouts of ACTIVATE and ACTIVATE-T studies. The increase in other research and platform programs was primarily driven by planned increased activity on various exploratory activities. Included in total indirect research and development expenses was $1.5 million of reimbursable transition related services we provided to Servier related to the sale of the oncology business for discovery, clinical development, technical operations, and related activities which were completed during the three months ended March 31, 2022.
Other Income and Expense

	Three Months Ended March 31,
(In thousands)	2022	2021
Royalty income from gain on sale of oncology business	$2,704	$—
Interest income, net	694	340
Other income, net	2,973	—
Other Income and Expense - First Quarter of 2022 vs. First Quarter of 2021 - The increase in other income, net in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily relates to approximately $2.6 million of reimbursable transition related services and fees for the sale of the oncology business for the three months ended March 31, 2022. The increase in royalty income from gain on sale of oncology business relates to income from royalties on U.S. net sales of TIBSOVO® by Servier of approximately $2.7 million for the three months ended March 31, 2022. The increase in interest income, net is primarily attributable to an increase in interest rates.
Loss from Operations and Net (Loss) Income

	Three Months Ended March 31,
(In thousands)	2022	2021
Net loss from continuing operations	$(94,774)	$(90,877)
Net income from discontinued operations	—	1,965,202
Net (loss) income	(94,774)	1,874,325
Loss from Operations and Net Income (Loss) – First Quarter of 2022 vs. First Quarter of 2021 – The increase in net loss from continuing operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily driven by the higher research and development expenses discussed above under Research and Development Expenses, partially offset by approximately $2.6 million of reimbursable transition related services and fees for the sale of the oncology business and $2.7 million of royalty income from gain on sale of oncology business related to income from royalties on U.S. net sales of TIBSOVO® by Servier. The change in net income from discontinued operations and net (loss) income for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily driven by the sale of our oncology business to Servier for approximately $1.8 billion in cash in the first quarter of 2021, which is included within net income from discontinued operations.
Liquidity and Capital Resources
Sources of liquidity

Since our inception, and through March 31, 2022, we have funded our operations through proceeds from the sale of our royalty rights, commercial sales of TIBSOVO®, funding received from our collaboration agreements, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings. Following the sale of our oncology business to Servier on March 31, 2021, we have financed and expect to continue to finance our operations primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO®, the potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA, potential sales of PYRUKYND®, if successfully launched by us and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions.

On March 31, 2021, we completed the sale of our oncology business to Servier. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200.0 million in cash, if, prior to January 1, 2027, vorasidenib is granted NDA approval from the FDA with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity. Servier also acquired our co-commercialization rights for Bristol Myers Squibb’s IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene, and following the sale Servier is responsible for conducting certain clinical development activities within the IDHIFA® development program.
On March 25, 2021, we announced that our Board of Directors authorized the repurchase of up to $1.2 billion of our outstanding shares of common stock, or the Repurchase Program, using the proceeds from the sale of our oncology business to Servier. On March 31, 2021, in connection with the Repurchase Program, we entered into a definitive share repurchase agreement with Bristol-Myers Squibb Company, or BMS, to repurchase 7.1 million shares of our common stock held by certain subsidiaries of BMS for an aggregate purchase price of $344.5 million, or $48.38 per share. This repurchase was completed on April 5, 2021. Further, on April 2, 2021, in connection with the Repurchase Program, we entered into a Rule 10b5-1 repurchase plan pursuant to which we could repurchase up to $600.0 million of shares of our common stock. As of December 31, 2021, we repurchased approximately 9.1 million shares of common stock for $458.0 million, or $50.35 per share, under the Rule 10b5-1 repurchase plan. On October 5, 2021, we terminated our Rule 10b5-1 share repurchase program and on October 13, 2021 entered into a Rule 10b-18 repurchase plan that allows us to conduct open market repurchases over time up to our remaining authorization under the Repurchase Program. In total, as of December 31, 2021 and March 31, 2022, we repurchased 16.2 million shares of common stock for $802.5 million, or $49.49 per share, under the Repurchase Program. We have paused our share repurchases and for the foreseeable future, we expect that our capital allocation will be prioritized towards opportunities to accelerate programs in our development pipeline and/or pursue potential complementary business development opportunities.
In addition to our existing cash, cash equivalents and marketable securities, we are eligible to receive a $200.0 million milestone payment and royalty payments under our transaction agreement with Servier. Our right to such payments under our transaction agreement with Servier is our only committed potential external source of funds. Whether the regulatory approval milestone for vorasidenib will be achieved is subject to various risks and uncertainties, many of which are outside our control, including adverse clinical developments with respect to vorasidenib. Furthermore, we cannot predict what success, if any, Servier may have in the United States with respect to sales of TIBSOVO® and, if approved, vorasidenib and consequently we cannot estimate the amount of royalty payments that we can expect to receive from Servier under the Purchase Agreement prior to the loss of exclusivity of these products.

Cash flows
The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In thousands)	2022	2021
Net cash used in operating activities	$(97,735)	$(120,749)
Net cash (used in) provided by investing activities	(26,573)	1,874,077
Net cash provided by financing activities	1,208	7,261
Net change in cash and cash equivalents	$(123,100)	$1,760,589
Net cash used in operating activities. Cash used in operating activities of $97.7 million during the three months ended March 31, 2022, of which all was used by continuing operations, was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, offset by cash received of $4.4 million from Servier for reimbursable transition related services and fees, and royalties on U.S. net sales of TIBSOVO®.

Cash used in operating activities of $120.7 million during the three months ended March 31, 2021, of which $90.2 million was used by continuing operations and $30.5 million was used by discontinued operations, was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses and selling, general and administrative costs described above under Total Operating Expenses. These amounts were offset by cash received of $39.5 million from sales of TIBSOVO®, and $1.2 million in cost reimbursements related to our collaboration agreements with Celgene.

Net cash (used in) provided by investing activities. Cash used in investing activities of $26.6 million during the three months ended March 31, 2022, of which all was used by continuing operations, was primarily due to higher purchases of marketable securities than proceeds from maturities and sales of marketable securities. Cash provided by investing activities of $1.9 billion for the three months ended March 31, 2021, of which $71.1 million was provided by operating activities and $1.8 billion was provided by discontinued operations, was primarily due to the approximately $1.8 billion in cash proceeds received from the sale of our oncology business to Servier that was completed on March 31, 2021. We also received higher proceeds from maturities and sales of marketable securities than purchases of marketable securities.
Net cash provided by financing activities. Cash provided by financing activities for the three months ended March 31, 2022, of which all was provided by continuing operations, was primarily the result of the $1.3 million of proceeds received from stock option exercises and purchases made pursuant to our 2013 Employee Stock Purchase Plan, or 2013 ESPP. Cash provided by financing activities for the three months ended March 31, 2021, of which all was provided by continuing operations, was primarily the result of the $7.3 million of proceeds received from stock option exercises and purchases made pursuant to our 2013 ESPP.
Funding requirements
Although our expenses decreased following the completion of the sale of our oncology business to Servier on March 31, 2021, we anticipated that this decrease will be offset as we continue the research, development and clinical trials of, seek marketing approvals for, and commercialize our product candidates in our GDD portfolio, including as we commercialize PYRUKYND®. If we obtain marketing approval for PYRUKYND® in other indications outside of the United States or for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.
We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2022, will enable us to execute our operating plan through major catalysts and to cash-flow positivity without the need to raise additional equity. Our future capital requirements will depend on many factors, including:
•the amount of contingent consideration we ultimately receive in connection with the sale of our oncology business to Servier;
•the amount and timing of future revenue, if any, received from commercial sales of PYRUKYND® or any of our product candidates for which we may receive marketing approval;
•the costs and timing of our ongoing commercialization activities, including product manufacturing, sales, marketing and distribution for PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency;
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO®, a potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, in connection with potential future strategic transactions, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We do not have any committed external source of funds other than the potential milestone and royalty payments that we are eligible to receive under our purchase agreement with Servier. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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
Contractual Obligations
During the three months ended March 31, 2022, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of March 31, 2022 and December 31, 2021, we had cash, cash equivalents and marketable securities of $1.2 billion and $1.3 billion, respectively. Our marketable securities consist primarily of investments in U.S. Treasuries, government securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point change in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs located in Asia and Europe that are denominated in foreign currencies, and we are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2022 and December 31, 2021, liabilities denominated in foreign currencies were immaterial.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
On February 17, 2022, the FDA, approved PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. As a result, during the fiscal quarter ended March 31, 2022, we made the following modifications to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, including changes to accounting policies and procedures, operational processes, and documentation practices that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•updated our policies and procedures, and added documentation processes related to accounting for accounts receivable, inventory, revenue recognition and cost of sales
•added internal controls over accounts receivable, inventory, revenue recognition and cost of sales
•added controls to address related disclosures for accounts receivable, inventory, revenue recognition and cost of sales

Other than the items described above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 1 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.
Risks Related to the Discovery, Development, and Commercialization of our Products and Product Candidates
If we do not successfully commercialize PYRUKYND® and other products for which we receive approval, our prospects may be substantially harmed.

In February 2022, we obtained marketing approval from the FDA for PYRUKYND® (mitapivat) for the treatment of hemolytic anemia in adults with pyruvate kinase (PK) deficiency in the United States. PYRUKYND® is the first product for which we have received marketing approval following the sale of our oncology business to Servier in March 2021 and PYRUKYND® is the first product in our GDD portfolio that has received marketing approval. As of the date of this Quarterly Report on Form 10-Q, we are in the process of commercially launching PYRUKYND®. Our ability to generate revenue from PYRUKYND® will depend heavily on our successful development and commercialization of the product.
The development and commercialization of PYRUKYND® could be unsuccessful if:
•the medical community and third-party payors do not accept PYRUKYND® as safe, efficacious and cost-effective for the treatment of hemolytic anemia in adults with PK deficiency;
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

We have invested a significant portion of our efforts and financial resources in the identification of our product candidates and development of our most advanced clinical programs, including PYRUKYND®. Our ability to generate product revenue will depend heavily on the successful clinical development and eventual commercialization of our current and any future product candidates, including PYRUKYND® for use in indications other than PK deficiency and in jurisdictions outside of the United States. In February 2022, the FDA approved PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In June 2021, we submitted a MAA to the EMA for the treatment of adults with PK deficiency the European Union.
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
In response to the COVID-19 pandemic, we were temporarily required to close our facilities except for a limited number of essential facilities and laboratory staff. Our Cambridge office reopened, with appropriate safety precautions in place that are aligned with local and CDC guidelines. Operations have maintained productivity, while allowing employees who prefer to work onsite to do so all or some of the time. Additionally, our field-based employees engage with healthcare providers and other third parties remotely and, where local regulations allow, on a limited in-person basis. In November 2021, we began requiring all employees, regardless of role or work location, to be fully vaccinated against COVID-19, as defined by CDC guidelines, subject to limited exceptions.
We may face disruptions that may affect our ability to initiate and complete clinical trials including disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates and laboratory supplies for planned and ongoing clinical trials, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. We have experienced disruptions to certain research activities at our contract research organizations, or CROs, based in China, due to the recent COVID-19 surge in China. We have enrolled, and seek to enroll, patients in our clinical trials at sites located both in the United States and internationally. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis has been and may continue to be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. We have faced and may continue to face difficulties recruiting or retaining patients in our ongoing clinical trials because of the pandemic. Patients enrolled in our clinical trials may be unable or unwilling to visit clinical trial sites which may impact the collection of important clinical trial data and has, and may continue to, necessitate remote data verification. In addition, limitations in the ability to visit sites has affected, and may continue to affect, our enrollment timelines for our clinical trials, and may adversely affect the timing of completion of our clinical trials or our ability to complete clinical trials in a fully compliant manner. Additionally, the potential suspension of clinical trial activity at clinical trial sites may have an adverse impact on our clinical trial plans and timelines.

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
In addition, some of our competitors may have ongoing or planned clinical trials for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For example, Rocket Pharma LTD, or Rocket Pharma, is developing a gene therapy targeting PK deficiency; Vertex Pharmaceuticals Incorporated, or Vertex, is developing a gene therapy targeting SCD; Forma Therapeutics Holdings, Inc., or Forma, is developing molecules for the treatment of beta thalassemia and SCD; Global Blood Therapeutics is developing molecules for the treatment of SCD; Fibrogen, Inc. is developing Roxadustat for the treatment of anemia in MDS patients; and Geron Corporation is developing imetelstat for the treatment of low-risk MDS. Roivant Sciences is developing RVT-2001 (licensed from Eisai Co., Ltd.) for the treatment of transfusion-dependent anemia in patients with lower-risk MDS. Competition for eligible patients may make it particularly difficult for us to enroll a sufficient number of patients to complete our clinical trials for our product candidates in a timely and cost-effective manner.
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
In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. While we obtained marketing approval of PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States, we cannot be certain that we will obtain marketing approval of PYRUKYND® in other indications. The results of clinical trials of PYRUKYND® for the treatment of PK deficiency do not predict that PYRUKYND® will be efficacious in our ongoing clinical trials in other indications. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.
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

PYRUKYND®, or any of our product candidates that may receive marketing approval in the future, may fail to gain and/or maintain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If PYRUKYND® or any of our product candidates that may receive marketing approval do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of PYRUKYND® and any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
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
We have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for approved medicines for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to other third parties. Although we had established sales and marketing capabilities to support our co-promotion efforts for IDHIFA® and our sales of TIBSOVO® prior to the sale of our oncology business to Servier, we are again in the process of building our sales and marketing infrastructure to support our commercial launch and sell PYRUKYND® for the treatment of hemolytic anemia in adults with pyruvate kinase (PK) deficiency in the United States. We may need to further build our sales and marketing infrastructure to commercialize PYRUKYND® in other indications or outside of the United States or to commercialize any of our other product candidates for which we obtain marketing approval.
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

We face competition with respect to PYRUKYND® and our current product candidates, and we will face competition with respect to any product candidates that we or they may seek to develop or commercialize in the future. Potential competitors include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product or our product candidates, such as PK deficiency, thalassemia, SCD and L-IR MDS. For example, Acceleron Pharma Inc. (in collaboration with Bristol-Myers Squibb Company) and bluebird bio, Inc., or bluebird, are each marketing therapies to treat beta thalassemia, Novartis International AG, Emmaus Life Sciences and Global Blood Therapeutics are each marketing therapies to treat SCD, Rocket Pharma is conducting a clinical trial of a gene therapy targeting PK deficiency, and a number of other biotechnology companies have product candidates in clinical development in similar indications as ours.
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
There are also a number of product candidates in preclinical or clinical development by third parties to treat GDDs by targeting similar mechanisms of action as our product candidates. These companies include large pharmaceutical companies, such as Novartis, as well as biotechnology companies of various sizes, such as BioMarin Pharmaceutical Inc., bluebird, Forma, PTC Therapeutics, Inc., Rocket Pharma, and Vertex. Our competitors may develop products that are more effective, safer, more convenient or less costly than PYRUKYND® or any product candidates that we are developing or that would render PYRUKYND® or our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
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

We developed most of our initial products and product candidates for the treatment of various types of cancer. The sale of our oncology business to Servier, including our approved products at the time of sale, TIBSOVO® and IDHIFA®, has resulted in us being a smaller, less diversified company with a more limited business concentrated on products and product candidates for the treatment of GDDs. As a result, we may be more susceptible to changing market conditions, including fluctuations and risks particular to the markets for patients with GDDs, than a more diversified company, which could adversely affect our business, financial condition and results of operations. In addition, even with the FDA approval of PYRUKYND®, the diversification of our revenues, costs and cash flows has diminished following the transaction. Our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments or satisfy other financial commitments may be diminished.
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
Until such time, if ever, as we can generate substantial product revenue, including from sales of PYRUKYND®, we expect to finance our cash needs primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO®, a potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, in connection with potential future strategic transactions, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We do not have any committed external source of funds other than the potential milestone and royalty payments that we are eligible to receive under our purchase agreement with Servier. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may require us to enter into agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.
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
We expect to incur significant expenses as we continue to advance our ongoing activities. We expect to execute our operating plan through major catalysts and to cash-flow positivity without the need to raise additional equity. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operating plan is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds. Our future capital requirements will depend on many factors, including:
•the amount and timing of future revenue received from commercial sales of PYRUKYND® and any of our other product candidates for which we may receive marketing approval;
•the amount of contingent consideration we ultimately receive in connection with the sale of our oncology business to Servier;
•the costs and timing of our ongoing commercialization activities, including product manufacturing, sales, marketing and distribution, for PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency;
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
We have a history of incurring operating losses. Our net loss for the three months ended March 31, 2022 was $94.8 million, and our net income for the three months ended March 31, 2021 was $1,874.3 million, which was due to the sale of our oncology business to Servier on March 31, 2021. As of March 31, 2022, we had an accumulated deficit of $333.5 million. Prior to the sale of our oncology business to Servier, we had generated only modest revenue from sales of TIBSOVO® and, prior to our sale to Royalty Pharma of our royalty rights to IDHIFA®, from royalties on sales of IDHIFA®. We have only recently obtained marketing approval and have begun to commercialize PYRUKYND® for the treatment of hemolytic anemia in adults with pyruvate kinase (PK) deficiency in the United States. PYRUKYND® is the first product we have received marketing approval for following the sale of our oncology business, including approved products TIBSOVO® and IDHIFA®, to Servier in March 2021. We have neither obtained marketing approval for PYRUKYND® in any other indications or for any indication outside of the United States nor have we obtained marketing approval for any of our other product candidates, all of which are in preclinical or clinical development stages. In June 2021, we submitted a MAA for PYRUKYND® in adults with PK deficiency to the EMA.
Prior to the sale of our oncology business to Servier, we financed our operations primarily through public offerings of our common stock and our collaboration agreements with Celgene and have devoted substantially all of our efforts to research and development. Following the sale of our oncology business to Servier on March 31, 2021, we have financed and expect to finance our operations primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO®, a potential milestone payment from Servier if vorasidenib is approved by the FDA, potential sales of PYRUKYND® and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. We expect to continue to incur significant expenses and net losses until such time as we are able to report profitable results. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that we will incur significant expenses if and as we:
•commercially launch PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States;
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
Upon closing of the sale of our oncology business to Servier, Servier assumed certain liabilities with respect to the oncology business and paid to us: approximately $1.8 billion in cash, net of certain adjustments for the working capital of the oncology business at the time of closing of the transaction and amounts for a representation and warranty insurance policy. In addition, Servier will pay to us:
•$200.0 million in cash if, prior to January 1, 2027, vorasidenib is granted approval for a new drug application, or NDA, from the FDA with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an IDH1 or IDH2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval);
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
Although we have entered into long-term supply agreements for commercial supply of PYRUKYND® with third-party manufacturers, we may be unable to establish similar long-term supply agreements with third-party manufacturers with respect to our other GDD product candidates or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
•reliance on the third party for regulatory compliance, quality assurance, environmental and safety and pharmacovigilance reporting;
•the possible breach of the manufacturing agreement by the third party; and
•the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.
Third-party manufacturers may not be able to comply with cGMPs. regulations or similar regulatory requirements on a global basis. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or medicines, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.
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
PYRUKYND® or any product candidate that we commercialize may become subject to unfavorable pricing regulations and third-party reimbursement practices, which would harm our business.
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
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This legislation resulted in aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through 2031. However, pursuant to the CARES Act and subsequent legislation, these Medicare sequester reductions were suspended through the end of March 2022 and from April 2022 through June 2022, a 1% cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
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
The trading price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since January 1, 2015 the closing price of our common stock on the Nasdaq Global Select Market has ranged from $22.70 per share to $138.85 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. While the full extent of the economic impact and the duration of the COVID-19 pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms.
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
As of March 31, 2022, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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
On March 25, 2021, we announced that our Board of Directors authorized the Repurchase Program for the repurchase of up to $1.2 billion of our outstanding shares of common stock. In April 2021, in connection with the Repurchase Program, we repurchased from BMS 7.1 million shares of our common stock held by certain subsidiaries of BMS for an aggregate purchase price of $344.5 million, or $48.38 per share. Further, in April 2021, in connection with the Repurchase Program, we entered into a Rule 10b5-1 repurchase plan pursuant to which we repurchased approximately 9.1 million shares of common stock for $458.0 million, or $50.35 per share, under the plan. In total, as of December 31, 2021, we repurchased 16.2 million shares of common stock for $802.5 million under the Repurchase Program. In October 2021, we terminated our Rule 10b5-1 share repurchase program and entered into a Rule 10b-18 repurchase plan that allows us to conduct open market repurchases over time up to our remaining authorization. We have paused our share repurchases and for the foreseeable future, we expect that our capital allocation will be prioritized towards opportunities to accelerate programs in our development pipeline and/or pursue potential complementary business development opportunities.
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

AGIOS PHARMACEUTICALS, INC.

May 5, 2022	By:	/s/ Jacqualyn A. Fouse
Jacqualyn A. Fouse, Ph.D. Chief Executive Officer (principal executive officer)

May 5, 2022	By:	/s/ Jonathan Biller
Jonathan Biller Chief Financial Officer and Head of Corporate Affairs (principal financial officer)