Form 10-Q
period 2022-06-30
AGIOS PHARMACEUTICALS, INC.
filed 2022-08-04
CIK 1439222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 29, 2022: 54,818,049

AGIOS PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)
AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$88,543	$203,126
Marketable securities	730,766	816,892
Accounts receivable, net	1,598	—
Other receivable	2,704	4,378
Inventory	4,060	—
Prepaid expenses and other current assets	42,336	39,835
Total current assets	870,007	1,064,231
Marketable securities	280,845	266,375
Operating lease assets	70,214	75,124
Property and equipment, net	27,382	28,923
Financing lease assets	64	183
Other non-current assets	3,955	2,900
Total assets	$1,252,467	$1,437,736
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,790	$16,700
Accrued expenses	28,383	31,967
Operating lease liabilities	12,056	10,828
Financing lease liabilities	167	331
Total current liabilities	48,396	59,826
Operating lease liabilities, net of current portion	78,946	85,659
Other non-current liabilities	1,055	276
Total liabilities	128,397	145,761
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 71,031,792 shares issued and 54,815,381 shares outstanding at June 30, 2022, and 70,550,631 shares issued and 54,334,220 shares outstanding at December 31, 2021	71	71
Additional paid-in capital	2,362,327	2,334,348
Accumulated other comprehensive loss	(10,502)	(1,198)
Treasury stock, at cost (16,216,411 shares at June 30, 2022 and December 31, 2021)	(802,486)	(802,486)
Accumulated deficit	(425,340)	(238,760)
Total stockholders’ equity	1,124,070	1,291,975
Total liabilities and stockholders’ equity	$1,252,467	$1,437,736
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Revenues:
Product revenue, net	$3,082	$—	$3,914	$—
Milestone revenue	2,500	—	2,500	—
Total revenue	5,582	—	6,414	—
Cost and expenses:
Cost of sales	$435	$—	$774	$—
Research and development	74,523	62,007	144,646	119,674
Selling, general and administrative	28,264	29,215	59,779	62,765
Total cost and expenses	103,222	91,222	205,199	182,439
Loss from operations	(97,640)	(91,222)	(198,785)	(182,439)
Royalty income from gain on sale of oncology business	2,704	2,000	5,408	2,000
Interest income (expense), net	1,793	(92)	2,487	248
Other income, net	1,337	6,524	4,310	6,524
Net loss from continuing operations	(91,806)	(82,790)	(186,580)	(173,667)
Net (loss) income from discontinued operations, net of tax	—	(3,427)	—	1,961,775
Net (loss) income	$(91,806)	$(86,217)	$(186,580)	$1,788,108
Net loss from continuing operations per share - basic and diluted	$(1.68)	$(1.36)	$(3.41)	$(2.66)
Net (loss) income from discontinued operations per share - basic and diluted	$—	$(0.06)	$—	$30.05
Net (loss) income per share - basic and diluted	$(1.68)	$(1.41)	$(3.41)	$27.39
Weighted-average number of common shares used in computing net loss per share from continuing operations, net (loss) income from discontinued operations and net (loss) income per share – basic and diluted	54,799,680	61,066,977	54,678,249	65,281,827
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net (loss) income	$(91,806)	$(86,217)	$(186,580)	$1,788,108
Other comprehensive loss
Unrealized loss on available-for-sale securities	(2,757)	(141)	(9,304)	(249)
Comprehensive (loss) income	$(94,563)	$(86,358)	$(195,884)	$1,787,859
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount					Shares	Amount
Balance at December 31, 2021	70,550,631	$71	$2,334,348		$(1,198)	$(238,760)	(16,216,411)	$(802,486)	$1,291,975
Common stock issued under stock incentive plan and ESPP	442,646	—	1,289		—	—	—	—	1,289
Stock-based compensation expense	—	—	15,510		—	—	—	—	15,510
Other comprehensive loss	—	—	—		(6,547)	—	—	—	(6,547)
Net loss	—	—	—		—	(94,774)	—	—	(94,774)
Balance at March 31, 2022	70,993,277	$71	$2,351,147		$(7,745)	$(333,534)	(16,216,411)	$(802,486)	$1,207,453
Common stock issued under stock incentive plan and ESPP	38,515	—	15	—	—	—	—		15
Stock-based compensation expense	—	—	11,165		—	—	—	—	11,165
Other comprehensive loss	—	—	—		(2,757)	—	—	—	(2,757)
Net loss	—	—	—		—	(91,806)	—	—	(91,806)
Balance at June 30, 2022	71,031,792	$71	$2,362,327		$(10,502)	$(425,340)	(16,216,411)	$(802,486)	$1,124,070

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2020	69,293,920	$69	$2,242,801	$105	$(1,843,475)	—	$—	$399,500
Common stock issued under stock incentive plan and ESPP	518,285	1	7,346	—	—	—	—	7,347
Stock-based compensation expense	—	—	14,854	—	—	—	—	14,854
Other comprehensive loss	—	—	—	(108)	—	—	—	(108)
Net income	—	—	—	—	1,874,325	—	—	1,874,325
Disposition of oncology business	—	—	712	—	—	—	—	712
Balance at March 31, 2021	69,812,205	$70	$2,265,713	$(3)	$30,850	—	$—	$2,296,630
Common stock issued under stock incentive plan and ESPP	592,577	—	25,673	—	—	—	—	25,673
Stock-based compensation expense	—	—	14,885	—	—	—	—	14,885
Repurchase of common stock	—	—	—	—	—	(10,493,968)	(529,047)	(529,047)
Other comprehensive loss	—	—	—	(141)	—	—	—	(141)
Net loss	—	—	—	—	(86,217)	—	—	(86,217)
Disposition of oncology business	—	—	33	—	—	—	—	33
Balance at June 30, 2021	70,404,782	$70	$2,306,304	$(144)	$(55,367)	(10,493,968)	$(529,047)	$1,721,816
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2022	2021
Operating activities
Net (loss) income	$(186,580)	$1,788,108
Less: Net income from discontinued operations	—	1,961,775
Net loss from continuing operations	(186,580)	(173,667)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	4,769	4,829
Stock-based compensation expense	26,675	29,739
Net amortization of premium (accretion of discount) on marketable securities	1,382	3,422
Loss on disposal of property and equipment	10	12
Non-cash operating lease expense	4,919	4,760
Changes in operating assets and liabilities:
Accounts receivable, net	(1,598)	—
Inventory	(4,060)	—
Other receivables	1,674	(8,131)
Prepaid expenses and other current and non-current assets	(3,556)	(8,454)
Accounts payable	(7,243)	(5,561)
Accrued expenses and other current liabilities	(3,584)	(2,547)
Operating lease liabilities	(5,551)	(3,631)
Other non-current liabilities	779	—
Net cash used in operating activities - continuing operations	(171,964)	(159,229)
Net cash used in operating activities - discontinued operations	—	(78,814)
Net cash used in operating activities	(171,964)	(238,043)
Investing activities
Purchases of marketable securities	(607,747)	(498,896)
Proceeds from maturities and sales of marketable securities	668,717	273,149
Purchases of property and equipment	(4,730)	(1,261)
Net cash provided by (used in) investing activities - continuing operations	56,240	(227,008)
Net cash provided by investing activities - discontinued operations	—	1,802,936
Net cash provided by investing activities	56,240	1,575,928
Financing activities
Payments on financing lease obligations	(164)	(170)
Purchase of treasury stock	—	(529,047)
Net proceeds from stock option exercises and employee stock purchase plan	1,305	33,020
Net cash provided by (used in) financing activities - continuing operations	1,141	(496,197)
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	1,141	(496,197)
Net change in cash and cash equivalents	(114,583)	841,688
Cash and cash equivalents at beginning of the period	203,126	127,436
Cash and cash equivalents at end of the period	$88,543	$969,124

Supplemental disclosure of non-cash investing and financing transactions
Additions to property and equipment in accounts payable and accrued expenses	$11	$56
Financing lease liabilities arising from obtaining financing lease assets	$—	$511
Cash taxes paid	$1,842	$6,200

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
Overview
We are a biopharmaceutical company committed to transforming patients’ lives through leadership in the field of cellular metabolism, with the goal of creating differentiated, small molecule medicines for genetically defined diseases, or GDDs. With a history of focused study on cellular metabolism, we have a deep and mature understanding of this biology, which is involved in the healthy functioning of nearly every system in the body. We accelerate the impact of our portfolio by cultivating connections with patient communities, healthcare professionals, partners and colleagues to discover, develop and deliver potential therapies for GDDs. We are located in Cambridge, Massachusetts.

The lead product candidate in our GDD portfolio, PYRUKYND® (mitapivat), is an activator of both wild-type and mutant pyruvate kinase, or PK, enzymes for the potential treatment of hemolytic anemias. On February 17, 2022, the U.S. Food and Drug Administration, or FDA, approved PYRUKYND® for the treatment of hemolytic anemia in adults with pyruvate kinase (PK) deficiency in the United States. In June 2021, we submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for the treatment of adults with PK deficiency in the European Union. The MAA has passed validation, and the regulatory review process is ongoing. We expect a regulatory decision by the end of 2022. In addition, we are currently evaluating PYRUKYND® in clinical trials for the treatment of thalassemia, sickle cell disease, or SCD, and in pediatric patients with PK deficiency. We are also developing AG-946, a novel, next-generation PK activator, for the potential treatment of hemolytic anemias and other indications.

In addition to the aforementioned development programs, we continue to prioritize investment in advancing our late lead-optimization research programs – a branched chain amino acid aminotransferase-2, or BCAT2, inhibitor, for the treatment of propionic and methylmalonic acidemia, or MMA, and a phenylalanine hydroxylate, or PAH, stabilizer, for the treatment of phenylketonuria, or PKU. We believe this combination of assets represents an attractive portfolio of programs that aligns with our strategy and core expertise in non-malignant hematology and inborn errors of metabolism, and leaves room for continued growth of our pipeline.

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

We recorded income from royalties of approximately $2.7 million and $2.0 million on U.S. net sales of TIBSOVO® by Servier in the royalty income from gain on sale of oncology business line item within the condensed consolidated statements of operations, for the three months ended June 30, 2022 and 2021, respectively, and $5.4 million and $2.0 million for the six months ended June 30, 2022 and 2021, respectively.
Basis of presentation
The condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations, comprehensive (loss) income and stockholders' equity for the three and six months ended June 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of June 30, 2022, our results of operations and stockholders' equity for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and six-month periods are also unaudited. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The condensed consolidated balance sheet data as of December 31, 2021 was derived from our audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 that was filed with the Securities and Exchange Commission, or SEC, on February 24, 2022.
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
Liquidity
On March 31, 2021, we completed the sale of our oncology business to Servier, and received approximately $1.8 billion in cash at closing. In connection with the sale, on March 25, 2021, we announced that our Board of Directors authorized the repurchase of up to $1.2 billion of our outstanding shares of common stock, or the Repurchase Program, using the proceeds from the sale of our oncology business to Servier. On March 31, 2021, in connection with the Repurchase Program, we entered into a definitive share repurchase agreement with Bristol-Myers Squibb Company, or BMS, to repurchase 7.1 million shares of our common stock held by certain subsidiaries of BMS for an aggregate purchase price of $344.5 million, or $48.38 per share. This repurchase was completed on April 5, 2021. Further, on April 2, 2021, in connection with the Repurchase Program, we entered into a Rule 10b5-1 repurchase plan pursuant to which we could repurchase up to $600.0 million of shares of our common stock. On October 5, 2021, we terminated our Rule 10b5-1 share repurchase program and on October 13, 2021 we entered into a Rule 10b-18 repurchase plan that allows us to conduct open market repurchases over time up to our remaining authorization. As of June 30, 2022 and December 31, 2021, we repurchased approximately 9.1 million shares of common stock for $458.0 million, or $50.35 per share, under the Rule 10b5-1 repurchase plan. As of June 30, 2022, we have not repurchased any shares under the Rule 10b-18 repurchase plan. In total, as of June 30, 2022, we repurchased 16.2 million shares of common stock for

$802.5 million, or $49.49 per share, under the Repurchase Program. We have paused our share repurchases for the foreseeable future.
As of June 30, 2022, we had cash, cash equivalents and marketable securities of $1.1 billion. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities will be sufficient to fund current operations for at least the next twelve months from the issuance date of these financial statements.
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

Cost of sales
Cost of sales consists primarily of manufacturing costs of PYRUKYND®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of PYRUKYND® recorded during the three and six months ended June 30, 2022 were expensed prior to February 17, 2022 and, therefore, are not included in costs of sales during the three and six months ended June 30, 2022.

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

The following table summarizes our cash equivalents and marketable securities measured at fair value and by level on a recurring basis as of June 30, 2022:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$31,062	$31,861	$—	$62,923
Total cash equivalents	31,062	31,861	—	62,923

Marketable securities:
U.S. Treasuries	—	153,231	—	153,231
Government securities	—	260,712	—	260,712
Corporate debt securities	—	597,668	—	597,668
Total marketable securities	—	1,011,611	—	1,011,611
Total cash equivalents and marketable securities	$31,062	$1,043,472	$—	$1,074,534
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently, at the end of each reporting period, valued utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2022.
There have been no changes to the valuation methods during the six months ended June 30, 2022, and we had no financial assets or liabilities that were classified as Level 3 at any point during the six months ended June 30, 2022.
4. Marketable Securities
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and are recorded at fair value. Unrealized gains are included as a component of accumulated other comprehensive loss in the condensed consolidated balance sheets and statements of stockholders’ equity and a component of total comprehensive loss in the condensed consolidated statements of comprehensive (loss) income, until realized. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the condensed consolidated balance sheets with a corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive income, net of taxes. Realized gains and losses are included in investment income on a specific-identification basis. There were no material realized gains or losses on marketable securities for the three and six months ended June 30, 2022 or 2021.
Marketable securities at June 30, 2022 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$122,984	$25	$(537)	$122,472
Government securities	99,715	—	(928)	98,787
Corporate debt securities	512,636	—	(3,129)	509,507
Total Current	735,335	25	(4,594)	730,766

Non-current:
U.S. Treasuries	31,319	16	(576)	30,759
Government securities	165,797	23	(3,895)	161,925
Corporate debt securities	89,662	—	(1,501)	88,161
Total Non-current	286,778	39	(5,972)	280,845
Total marketable securities	$1,022,113	$64	$(10,566)	$1,011,611

Marketable securities at December 31, 2021 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$269,109	$—	$(36)	$269,073
Government securities	17,764	1	(10)	17,755
Corporate debt securities	530,490	3	(429)	530,064
Total Current	817,363	4	(475)	816,892

Non-current:
U.S. Treasuries	40,607	—	(23)	40,584
Government securities	148,820	—	(470)	148,350
Corporate debt securities	77,675	—	(234)	77,441
Total Non-current	267,102	—	(727)	266,375
Total marketable securities	$1,084,465	$4	$(1,202)	$1,083,267
As of June 30, 2022 and December 31, 2021, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale.
As of June 30, 2022 and December 31, 2021, we held 270 and 294 debt securities, respectively, that were in an unrealized loss position for less than one year. We did not record an allowance for credit losses as of June 30, 2022 and December 31, 2021 related to these securities. The aggregate fair value of debt securities in an unrealized loss position at June 30, 2022 and December 31, 2021 was $968.1 million and $950.5 million, respectively. There were no individual securities that were in a significant unrealized loss position as of June 30, 2022 and December 31, 2021. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We do not consider these marketable securities to be impaired as of June 30, 2022 and December 31, 2021.
5. Inventory
Inventory, which consists of commercial supply of PYRUKYND®, consisted of the following:

(In thousands)	June 30, 2022	December 31, 2021
Raw materials	$—	$—
Work-in-process	3,401	—
Finished goods	659	—
Total inventory	$4,060	$—
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
The components of lease expense and other information related to leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Operating lease costs	$3.8	$3.8	$7.6	$7.6
Cash paid for amounts included in the measurement of operating lease liabilities	$4.4	$3.6	$8.2	$7.2

We have not entered into any material short-term leases or financing leases as of June 30, 2022.
In arriving at the operating lease liabilities as of June 30, 2022 and December 31, 2021, we applied the weighted-average incremental borrowing rate of 5.7% for both periods over a weighted-average remaining lease term of 5.7 years and 6.2 years, respectively.
As of June 30, 2022, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter were as follows:

(In thousands)
Remaining 2022	$7,370
2023	18,126
2024	18,660
2025	19,507
2026	20,151
2027	20,755
Thereafter	3,479
Undiscounted minimum rental commitments	$108,048
Interest	(17,046)
Operating lease liabilities	$91,002
We provided our landlord a standby letter of credit of $2.9 million as security for our leases. We are not required to maintain any cash collateral for the standby letter of credit.
In August 2021, we entered into a long-term sublease agreement for 13,000 square feet of the office space at 38 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through December 2024. In April 2022, we entered into a long-term sublease agreement for 27,000 square feet of the office space at 64 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through April 2025. We recorded operating sublease income of $1.3 million and $1.7 million for the three and six months ended June 30, 2022, respectively, in other income, net in the condensed consolidated statements of operations. We received a security deposit from our sublessee of approximately $1.1 million which is recorded within other non-current assets on our condensed consolidated balance sheet.

As of June 30, 2022, the future minimum lease payments to be received under the long-term sublease agreements were as follows:

(In thousands)
Remaining 2022	$2,123
2023	4,329
2024	4,459
2025	1,101
Total	$12,012
7. Accrued Expenses
Accrued expenses consisted of the following:

(In thousands)	June 30, 2022	December 31, 2021
Accrued compensation	$13,213	$19,818
Accrued research and development costs	8,646	5,980
Accrued professional fees	2,523	2,335
Accrued other	4,001	3,834
Total accrued expenses	$28,383	$31,967

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
Product revenue, net, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Product revenue, net	$3,082	$—	$3,914	$—
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
The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2022:

(In thousands)	Contractual Adjustments	Government Rebates	Returns	Total
Balance at December 31, 2021	$—	$—	$—	$—
Current provisions relating to sales in the current year	152	250	44	446
Adjustments relating to prior years	—	—	—	—
Payments/returns relating to sales in the current year	(77)	—	—	(77)
Payments/returns relating to sales in the prior years	—	—	—	—
Balance at June 30, 2022	$75	$250	$44	$369

Total revenue-related reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In thousands)	June 30, 2022	December 31, 2021
Reduction of accounts receivable	$36	$—
Component of accrued expenses	333	—
Total revenue-related reserves	$369	$—
The following table presents changes in our contract assets during the six months ended June 30, 2022:

(In thousands)	December 31, 2021	Additions	Deductions	June 30, 2022
Contract assets(1)
Accounts receivable, net	$—	$4,360	$(2,762)	$1,598
(1) Additions to contract assets relate to amounts billed to Customers for product sales and deductions to contract assets primarily relate to collection of receivables during the reporting period.
9. Share-Based Payments
2013 Stock Incentive Plan
In June 2013, our Board of Directors adopted and, in July 2013 our stockholders approved, the 2013 Stock Incentive Plan, or the 2013 Plan. The 2013 Plan became effective upon the closing of our initial public offering and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, or RSUs, performance-based share units, or PSUs, and other stock-based awards to employees, non-employees and non-employee directors. Following the adoption of the 2013 Plan, we granted no further stock options or other awards under the 2007 Stock Incentive Plan, or the 2007 Plan. Any options or awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remain outstanding and effective. As of June 30, 2022, the total number of shares reserved under the 2007 Plan and the 2013 Plan was 12,989,404, and we had 6,000,638 shares available for future issuance under the 2013 Plan.
Stock options
The following table presents stock option activity for the six months ended June 30, 2022:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2021	4,798,826	$58.51
Granted	1,043,418	29.08
Exercised	(4,074)	7.56
Forfeited/Expired	(463,999)	68.38
Outstanding at June 30, 2022	5,374,171	$52.00
Exercisable at June 30, 2022	3,473,922	$58.44
Vested and expected to vest at June 30, 2022	5,374,171	$52.00
At June 30, 2022, there was approximately $41.7 million of total unrecognized compensation expense related to unvested stock option awards, which we expect to recognize over a weighted-average period of approximately 2.5 years.
Restricted stock units
The following table presents RSU activity for the six months ended June 30, 2022:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2021	1,002,924	$51.51
Granted	736,813	31.70
Vested	(375,154)	53.95
Forfeited	(124,097)	41.48
Unvested shares at June 30, 2022	1,240,486	$40.06

As of June 30, 2022, there was approximately $36.3 million of total unrecognized compensation expense related to RSUs, which we expect to recognize over a weighted-average period of approximately 1.9 years.
Performance-based stock units
The following table presents PSU activity for the six months ended June 30, 2022:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2021	234,059	$54.28
Granted	156,300	31.53
Vested	(53,777)	54.28
Forfeited	(5,168)	61.93
Unvested shares at June 30, 2022	331,414	$43.43
Stock-based compensation expense associated with these PSUs is recognized if the underlying performance condition is considered probable of achievement using our management’s best estimates.
As of June 30, 2022, there was no unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered probable of achievement, and $14.4 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered not probable of achievement.
Market-based stock units
The following table presents market-based stock unit, or MSU, activity for the six months ended June 30, 2022:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2021	42,695	$41.50
Granted	—	—
Unvested shares at June 30, 2022	42,695	$41.50
The fair value of MSUs are estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the market condition. As of June 30, 2022, there was no remaining unrecognized compensation expense related to MSUs.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. We issued and sold 48,156 and 59,401 shares of common stock during the six months ended June 30, 2022 and 2021, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 1,854,545 shares of our common stock. As of June 30, 2022, we had 1,346,491 shares of common stock available for future issuance under the 2013 ESPP.
Stock-based compensation expense
Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Stock options	$5,655	$8,789	$11,856	$17,185
Restricted stock units	5,232	5,784	11,397	11,989
Performance-based stock units	—	—	2,919	—
Employee stock purchase plan	278	312	503	565
Total stock-based compensation expense	$11,165	$14,885	$26,675	$29,739

Expenses related to stock options and stock-based awards were allocated as follows in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Research and development expense	$4,923	$6,422	$11,579	$13,395
Selling, general and administrative expense	6,242	8,463	15,096	16,344
Total stock-based compensation expense	$11,165	$14,885	$26,675	$29,739
10. Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net loss per share calculation, stock options, RSUs, PSUs and MSUs for which the performance and market vesting conditions, respectively, have been deemed probable, and 2013 ESPP shares are considered to be common stock equivalents, while PSUs and MSUs with performance and market vesting conditions, respectively, that were not deemed probable as of June 30, 2022 are not considered to be common stock equivalents.
We utilize the control number concept in the computation of diluted earnings per share to determine whether potential common stock equivalents are dilutive. The control number used is net loss from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories. Since we had a net loss from continuing operations for all periods presented, no dilutive effect has been recognized in the calculation of income from discontinued operations per share. Basic and diluted net loss per share was the same for all periods presented.
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2022	2021
Stock options	5,374,171	5,251,842
Restricted stock units	1,240,486	1,185,013
Performance-based stock units	—	—
Employee stock purchase plan shares	60,589	29,422
Total common stock equivalents	6,675,246	6,466,277

11. Income Taxes
We recorded no provision for income taxes for the three months ended June 30, 2022 or three months ended June 30, 2021, and recorded no provision for income taxes for the six months ended June 30, 2022 and $12.9 million for the six months ended June 30, 2021. The tax provision for the six months ended June 30, 2021 was recorded within discontinued operations as it related to the income tax impact on the sale of our oncology business to Servier. There is no income tax expense recorded in continuing operations for the three and six months ended June 30, 2022 and 2021, respectively. Cash taxes paid were $1.8 million and $6.2 million for the six months ended June 30, 2022 and 2021, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Information
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021, and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management, and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, selling, general and administrative expenses, research and development expenses, the sufficiency of our cash for future operations and business activity disruption due to the COVID-19 pandemic. Words such as “anticipate,” “believe,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “predict,” “project,” “strategy,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “vision” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2021. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.
Overview
We are a biopharmaceutical company committed to transforming patients’ lives through leadership in the field of cellular metabolism, with the goal of creating differentiated, small molecule medicines for genetically defined diseases, or GDDs. With a history of focused study on cellular metabolism, we have a deep and mature understanding of this biology, which is involved in the healthy functioning of nearly every system in the body. We accelerate the impact of our portfolio by cultivating connections with patient communities, healthcare professionals, partners and colleagues to discover, develop and deliver potential therapies for GDDs.

The lead product candidate in our GDD portfolio, PYRUKYND® (mitapivat), is an activator of both wild-type and mutant pyruvate kinase, or PK, enzymes for the potential treatment of hemolytic anemias. On February 17, 2022, the U.S. Food and Drug Administration, or FDA, approved PYRUKYND® for the treatment of hemolytic anemia in adults with pyruvate kinase (PK) deficiency in the United States. In June 2021, we submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for the treatment of adults with PK deficiency in the European Union. The MAA has passed validation, and the regulatory review process is ongoing. We expect a regulatory decision by the end of 2022. In addition, we are currently evaluating PYRUKYND® in clinical trials for the treatment of thalassemia, sickle cell disease, or SCD, and in pediatric patients with PK deficiency. We are also developing AG-946, a novel, next-generation PK activator, for the potential treatment of hemolytic anemias and other indications.

In addition to the aforementioned development programs, we continue to prioritize investment in advancing our late lead-optimization research programs – a branched chain amino acid aminotransferase-2, or BCAT2, inhibitor, for the treatment of propionic and methylmalonic acidemia, or MMA, and a phenylalanine hydroxylate, or PAH, stabilizer, for the treatment of phenylketonuria, or PKU. We believe this combination of assets represents an attractive portfolio of programs that aligns with our strategy and core expertise in non-malignant hematology and inborn errors of metabolism, and leaves room for continued growth of our pipeline.
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
Evolution of our Research Organization
In May 2022, we announced our determination to evolve our approach to exploratory research and drug discovery to focus on our existing late-lead optimization programs and to prioritize in-licensing or acquiring assets for pipeline growth.
We reduced approximately 45 roles focused on exploratory research in connection with the evolution of our research organization, and plan to retain an internal research team focused on roles critical to advancing our current and future late-stage research and early clinical programs. We estimate that this initiative may provide annual average cost savings of approximately $40 million to $50 million associated with research and related expenses between 2023 and 2026.

Financial Operations Overview
Impact of COVID-19 on our Business
As of June 30, 2022, we have not experienced a significant financial or supply chain impact directly related to the COVID-19 pandemic, but have experienced some disruptions to clinical operations, including timelines to complete patient enrollment in some of our clinical trials, and we may in the future experience further such disruptions. In addition, we have experienced disruptions to certain clinical and research activities at our contract research organizations, or CROs, due to the recent COVID-19 surges. We have been monitoring our supply chain network for disruptions due to the COVID-19 pandemic, and our third-party manufacturers, other than certain CROs based in China, remain largely unaffected, with any campaign delays experienced to date being limited to a few days in duration. Although global shipping continues to be disrupted due to the pandemic, we have not experienced a supply impact.

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
General
Since inception, our operations have primarily focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, establishing a commercial infrastructure, preparing for and executing on the commercial launch of PYRUKYND® and, prior to the sale of our oncology business to Servier on March 31, 2021, marketing TIBSOVO® and IDHIFA®. Through March 31, 2021, we have financed our operations primarily through proceeds from the sale of our royalty rights, commercial sales of TIBSOVO®, funding received from our collaboration agreements, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings. Following the sale of our oncology business to Servier on March 31, 2021, we have financed and expect to finance our operations primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO®, the potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA, the actual and potential sales of PYRUKYND® if successfully launched by us and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions.
We have historically incurred operating losses. Our net loss for the six months ended June 30, 2022 was $186.6 million and our net income for the six months ended June 30, 2021 was $1,788.1 million. As of June 30, 2022, we had an accumulated deficit of $425.3 million. The net income we generated in the six months ended June 30, 2021 was primarily due to the sale of our oncology business to Servier, which was consummated on March 31, 2021. We expect to incur significant expenses and net losses until such time we are able to report profitable results. Our net losses may fluctuate significantly from year to year. We expect that we will continue to incur significant expenses as we continue to advance and expand clinical development activities for our lead programs: PYRUKYND®, and AG-946; continue to prioritize advancement of our late lead-optimization programs for PAH stabilization in PKU and for BCAT2 inhibition in propionic acidemia and MMA; expand and protect our intellectual property portfolio, including by in-licensing or acquiring assets for pipeline growth; and hire additional commercial and development personnel.

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

Cost of Sales
Cost of sales consists primarily of manufacturing costs for sales of PYRUKYND®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of PYRUKYND® recorded during the three and six months ended June 30, 2022 were expensed prior to February 17, 2022, and, therefore, are not included in costs of sales during the three and six months ended June 30, 2022.

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
The following summarizes our most advanced programs:
PYRUKYND® (mitapivat): First-in-Class PK Activator
We are developing PYRUKYND® for the treatment of PK deficiency and other hemolytic anemias such as thalassemia and SCD. PYRUKYND® is an orally available small molecule and a potent activator of the wild-type and mutated PK enzymes.
In February 2022, the FDA approved PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In June 2021, we submitted an MAA to the EMA for the treatment of adults with PK deficiency the European Union. The MAA has passed validation, and the regulatory review process is ongoing. We expect a regulatory decision by the end of 2022. We have worldwide development and commercial rights to PYRUKYND® and expect to fund the future development and commercialization costs related to this program. PYRUKYND® has been granted orphan drug designation for the treatment of PK deficiency by the FDA and the EMA. Additionally, PYRUKYND® has received orphan drug designation from the FDA for the treatment of thalassemia and SCD. We have built our commercial infrastructure to support the commercial launch of PYRUKYND® in the United States and continue to evaluate all options for the commercialization and continued development of PYRUKYND® outside of the United States in order to maximize the benefit to patients and value to our shareholders, including through exploring potential partnership opportunities.
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
•ACTIVATE-kids and ACTIVATE-kidsT, double-blind phase 3 studies evaluating the efficacy and safety of PYRUKYND® as a potential treatment for PK deficiency in not regularly transfused and regularly transfused patents between one and 18 years old, respectively. The primary endpoint of ACTIVATE-kids is percentage of patients with hemoglobin response, defined as ≥1.5 g/dL increase in hemoglobin concentration from baseline that is sustained at two or more scheduled assessments at weeks 12, 16, and 20 during the double-blind period. The primary endpoint of ACTIVATE-kidsT is transfusion reduction response, defined as ≥33% reduction in total RBC transfusion volume from week 9 through week 32 of the double-blind period. Both trials are enrolling patients.

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
AG-946: Novel, Next-generation PK Activator
We are developing AG-946, a novel, next-generation PK activator, for the potential treatment of hemolytic anemias and other indications. We are evaluating AG-946, in a phase 1 trial of AG-946 in healthy volunteers and in patients with SCD. The trial has completed the healthy volunteer cohort, and we have initiated the SCD patient cohort of this trial. We expect to initiate a phase 2a study of AG-946 in adults with L-IR MDS by year-end 2022.
Other research and platform programs
Other research and platform programs include our late lead-optimization research programs for PAH stabilization in PKU and for BCAT2 inhibition in propionic acidemia and MMA.
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
Critical Accounting Estimates
Our critical accounting estimates are those which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We have determined that our most critical accounting estimates are those relating to revenue recognition, accrued research and development expenses and stock-based compensation. Except those that have been disclosed in Note 2, Summary of Significant Accounting Policies, of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our existing critical accounting estimates discussed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations
Certain amounts in prior periods have been reclassified to reflect the impact of the discontinued operations treatment of the oncology business in order to conform to the current period presentation.
Comparison of the three and six months ended June 30, 2022 and 2021
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Revenues:
Product revenue, net	$3,082	$—	$3,914	$—
Milestone revenue	2,500	—	2,500	—
Total revenue	$5,582	$—	$6,414	$—
Total Revenue - Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021 – The increase in total revenue of $5.6 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was due to product revenue associated with PYRUKYND®, which was approved in February 2022, and revenue recognized associated with the licensing of intellectual property for our Friedreich's Ataxia preclinical program.

Total Revenue - Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021 – The increase in total revenue of $6.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was due to product revenue associated with PYRUKYND®, which was approved in February 2022, and revenue recognized associated with the licensing of intellectual property for our Friedreich's Ataxia preclinical program.
Total Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Cost and expenses:
Cost of sales	$435	$—	$774	$—
Research and development	74,523	62,007	144,646	119,674
Selling, general and administrative	28,264	29,215	59,779	62,765
Total Operating Expenses	$103,222	$91,222	$205,199	$182,439
Total Operating Expenses - Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021 – The increase in total operating expenses of $12.0 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due an increase in research and development expenses of $12.5 million which is described below under Research and Development Expenses.
Total Operating Expenses - Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021 – The increase in total operating expenses of $22.8 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to an increase in research and development expenses of $25.0 million which is described below under Research and Development Expenses, partially offset by a decrease in selling, general and administrative expenses of $3.0 million due to a reduction in workforce-related expenses. Included in selling, general and administrative expenses for the six months ended June 30, 2021 is approximately $2.1 million of reimbursable transition related services we provided to Servier related to the sale of the oncology business.

Research and Development Expenses
Our research and development expenses, by major program, are outlined in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
PK activator (PYRUKYND®)	$18,926	$17,049	$36,130	$29,413
Novel PK activator (AG-946)	5,137	2,258	8,574	4,029
Other research and platform programs	7,810	4,361	15,724	8,575
Total direct research and development expenses	31,873	23,668	60,428	42,017
Compensation and related expenses	31,336	22,396	60,522	49,149
Facilities and IT related expenses & other	11,314	11,539	22,179	24,104
Other expenses - transition services	—	4,404	1,517	4,404
Total indirect research and development expenses	42,650	38,339	84,218	77,657
Total research and development expense	$74,523	$62,007	$144,646	$119,674
Total Research and Development Expenses - Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021 – The increase in total research and development expenses of $12.5 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was due to an $8.2 million increase in our direct expenses and a $4.3 million increase in our indirect expenses. The increase in direct expenses was due to a $3.4 million increase in other research and platform programs, a $2.9 million increase in AG-946 costs, and a $1.9 million increase in PYRUKYND® costs. The increase in other research and platform programs was primarily driven by planned increased activity associated with our preclinical PAH program as well as planned increased activity on various other exploratory activities. The increase in AG-946 costs was primarily due to start-up costs for the phase 2 trial of AG-946 in patients with MDS and increased spend for the phase 1 trial of AG-946 in healthy volunteers and in patients with SCD. The increase in PYRUKYND® costs was primarily due to startup costs for the phase 3 trials of PYRUKYND® in pediatric patients with PKD, ACTIVATE-kids and ACTIVATE-kidsT, and the phase 2/3 trial of PYRUKYND® in patients with SCD, RISE UP, offset by closeouts of the ACTIVATE and ACTIVATE-T studies. The increase in indirect expenses was primarily due to an $8.9 million increase in compensation and related expenses primarily due to increased headcount and workforce-related expenses associated with the evolution of our research organization. This increase was partially offset by $4.4 million of reimbursable transition related services we provided to Servier related to the sale of the oncology business for discovery, clinical development, technical operations, and related activities, which was recorded in the second quarter of 2021.

Total Research and Development Expenses - Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021 – The increase in total research and development expenses of $25.0 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was due to an $18.4 million increase in our direct expenses and a $6.6 million increase in our indirect expenses. The increase in direct expenses was due to a $7.1 million increase in other research and platform programs, a $6.7 million increase in PYRUKYND® costs and a $4.5 million increase in AG-946 costs. The increase in other research and platform programs was primarily driven by planned increased activity associated with our preclinical PAH program as well as planned increased activity on various other exploratory activities. The increase in PYRUKYND® costs was primarily due to startup costs for the phase 3 trials of PYRUKYND® in patients with thalassemia, ENERGIZE and ENERGIZE-T, the phase 3 trials of PYRUKYND® in pediatric patients with PKD, ACTIVATE-kids and ACTIVATE-kidsT, and the phase 2/3 trial of PYRUKYND® in patients with SCD, RISE UP, offset by closeouts of the ACTIVATE and ACTIVATE-T studies. The increase in AG-946 costs was primarily due to start-up costs for the phase 2 trial of AG-946 in patients with MDS and increased spend for the phase 1 trial of AG-946 in healthy volunteers and in patients with SCD. The increase in indirect expenses was primarily due to an $11.4 million increase in compensation and related expenses primarily due to increased headcount and workforce-related expenses associated with the evolution of our research organization. This increase was partially offset by $4.4 million of reimbursable transition related services we provided to Servier related to the sale of the oncology business for discovery, clinical development, technical operations, and related activities, which was recorded in the second quarter of 2021. Included in total indirect research and development expenses for the six months ended June 30, 2022 was $1.5 million of reimbursable transition related services we provided to Servier related to the sale of the oncology business for discovery, clinical development, technical operations, and related activities, which were completed during the three months ended March 31, 2022.

Other Income and Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Royalty income from gain on sale of oncology business	$2,704	$2,000	$5,408	$2,000
Interest income (expense), net	1,793	(92)	2,487	248
Other income, net	1,337	6,524	4,310	6,524
Other Income and Expense - Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021 – The $5.2 million decrease in other income, net in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily relates to approximately $6.5 million of reimbursable transition related services and fees for the sale of the oncology business in the three months ended June 30, 2021, partially offset by sublease income of $1.3 million in the three months ended June 30, 2022. The $1.9 million increase in interest income, net is primarily attributable to an increase in interest rates. The $0.7 million increase in royalty income from gain on sale of oncology business relates to higher income from royalties on U.S. net sales of TIBSOVO® by Servier in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Other Income and Expense - Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021 – The $3.4 million increase in royalty income from gain on sale of oncology business relates to higher income from royalties on U.S. net sales of TIBSOVO® by Servier in the the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The $2.2 million increase in interest income, net in the the six months ended June 30, 2022 compared to the six months ended June 30, 2021 is primarily attributable to an increase in interest rates. The $2.2 million decrease in other income, net in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily relates to approximately $6.5 million of reimbursable transition related services and fees for the sale of the oncology business in the six months ended June 30, 2021 compared to $2.6 million in the six months ended June 30, 2022, partially offset by sublease income of $1.7 million in the six months ended June 30, 2022.

Loss from Operations and Net (Loss) Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net loss from continuing operations	$(91,806)	$(82,790)	$(186,580)	$(173,667)
Net (loss) income from discontinued operations, net of tax	—	(3,427)	—	1,961,775
Net (loss) income	$(91,806)	$(86,217)	$(186,580)	$1,788,108
Loss from Operations and Net (Loss) Income - Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021 – The $9.0 million increase in net loss from continuing operations for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily driven by the higher research and development expenses discussed above under Research and Development Expenses and the decrease in other income, net discussed above under Other Income and Expense, partially offset by the increase in revenue discussed above under Revenues. The change in net (loss) income from discontinued operations for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was driven by the sale of our oncology business to Servier.

Loss from Operations and Net (Loss) Income - Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021 – The $12.9 million increase in net loss from continuing operations for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily driven by the higher research and development expenses discussed above under Research and Development Expenses, partially offset by the increase in revenue in the six months ended June 30, 2022 discussed above under Revenues and a the increase in royalty income from gain on sale of oncology business related to income from royalties on U.S. net sales of TIBSOVO® by Servier discussed above under Other Income and Expense. The change in net (loss) income from discontinued operations and net (loss) income for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily driven by the sale of our oncology business to Servier for approximately $1.8 billion in cash in the first quarter of 2021, which is included within net (loss) income from discontinued operations.
Liquidity and Capital Resources
Sources of liquidity
Since our inception, and through June 30, 2022, we have funded our operations through proceeds from the sale of our royalty rights, commercial sales of TIBSOVO®, funding received from our collaboration agreements, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings. Following the sale of our oncology business to Servier on March 31,

2021, we have financed and expect to continue to finance our operations primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO®, the potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA, the actual and potential sales of PYRUKYND®, if successfully launched by us and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions.

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
On March 25, 2021, we announced that our Board of Directors authorized the repurchase of up to $1.2 billion of our outstanding shares of common stock, or the Repurchase Program, using the proceeds from the sale of our oncology business to Servier. On March 31, 2021, in connection with the Repurchase Program, we entered into a definitive share repurchase agreement with Bristol-Myers Squibb Company, or BMS, to repurchase 7.1 million shares of our common stock held by certain subsidiaries of BMS for an aggregate purchase price of $344.5 million, or $48.38 per share. This repurchase was completed on April 5, 2021. Further, on April 2, 2021, in connection with the Repurchase Program, we entered into a Rule 10b5-1 repurchase plan pursuant to which we could repurchase up to $600.0 million of shares of our common stock. On October 5, 2021, we terminated our Rule 10b5-1 share repurchase program and on October 13, 2021 entered into a Rule 10b-18 repurchase plan that allows us to conduct open market repurchases over time up to our remaining authorization under the Repurchase Program. As of June 30, 2022 and December 31, 2021, we repurchased approximately 9.1 million shares of common stock for $458.0 million, or $50.35 per share, under the Rule 10b5-1 repurchase plan. As of June 30, 2022, we have not repurchased any shares under the Rule 10b-18 repurchase plan. In total, as of June 30, 2022, we repurchased 16.2 million shares of common stock for $802.5 million, or $49.49 per share, under the Repurchase Program. We have paused our share repurchases and for the foreseeable future, we expect that our capital allocation will be prioritized towards opportunities to accelerate programs in our development pipeline and/or pursue potential complementary business development opportunities.
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
Cash flows
The following table provides information regarding our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(In thousands)	2022	2021
Net cash used in operating activities	$(171,964)	$(238,043)
Net cash provided by investing activities	56,240	1,575,928
Net cash provided by (used in) financing activities	1,141	(496,197)
Net change in cash and cash equivalents	$(114,583)	$841,688
Net cash used in operating activities. Cash used in operating activities of $172.0 million during the six months ended June 30, 2022, of which all was used by continuing operations, was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received from revenues of $5.2 million and royalties of $5.3 million on U.S. net sales of TIBSOVO®.
Cash used in operating activities of $238.0 million during the six months ended June 30, 2021, of which $159.2 million was used by continuing operations and $78.8 million was used by discontinued operations, was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received of $39.5 million from sales of TIBSOVO®, and $1.2 million in cost reimbursements related to our collaboration agreements with Celgene.

Net cash provided by investing activities. Cash provided by investing activities of $56.2 million during the six months ended June 30, 2022, of which all was used by continuing operations, was primarily due to higher proceeds from maturities and sales of marketable securities than purchases of marketable securities.
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
Net cash provided by (used in) financing activities. Cash provided by financing activities of $1.1 million during the six months ended June 30, 2022, of which all was provided by continuing operations, was primarily the result of the $1.3 million of proceeds received from stock option exercises and purchases made pursuant to our 2013 Employee Stock Purchase Plan, or 2013 ESPP.
Cash used in financing activities for the six months ended June 30, 2021, of which all was provided by continuing operations, was primarily the result of the $529.0 million in common stock repurchases in the second quarter of 2021 under our Repurchase Program, partially offset by the $33.0 million of proceeds received from stock option exercises and purchases made pursuant to our 2013 ESPP.
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
We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2022, will enable us to execute our operating plan through major catalysts and to cash-flow positivity without the need to raise additional equity. Our future capital requirements will depend on many factors, including:
•the amount and timing of future revenue received from commercial sales of PYRUKYND® or any of our product candidates for which we may receive marketing approval;
•the amount of contingent consideration we ultimately receive in connection with the sale of our oncology business to Servier;
•the costs and timing of our ongoing commercialization activities, including product manufacturing, sales, marketing and distribution for PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency;
•the anticipated cost-savings associated with the evolution of our research organization;
•the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
•the costs associated with in-licensing or acquiring assets for pipeline growth;
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
•our ability to successfully execute on our strategic plans; and
•operational delays due to the ongoing COVID-19 pandemic.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO®, the potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA, the actual and potential sales of PYRUKYND® if successfully launched by us and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, in connection with potential future strategic transactions, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We do not have any committed external source of funds other than the potential milestone and royalty payments that we are eligible to receive under our purchase agreement with Servier. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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
Contractual Obligations
During the six months ended June 30, 2022, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of June 30, 2022 and December 31, 2021, we had cash, cash equivalents and marketable securities of $1.1 billion and $1.3 billion, respectively. Our marketable securities consist primarily of investments in U.S. Treasuries, government securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point change in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs located in Asia and Europe that are denominated in foreign currencies, and we are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2022 and December 31, 2021, liabilities denominated in foreign currencies were immaterial.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 18 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.
Risks Related to the Discovery, Development, and Commercialization of our Products and Product Candidates
If we do not successfully commercialize PYRUKYND® and other products for which we receive approval, our prospects may be substantially harmed.
In February 2022, we obtained marketing approval from the FDA for PYRUKYND® (mitapivat) for the treatment of hemolytic anemia in adults with pyruvate kinase (PK) deficiency in the United States. PYRUKYND® is the first product for which we have received marketing approval following the sale of our oncology business to Servier in March 2021 and PYRUKYND® is the first product in our GDD portfolio that has received marketing approval. As of the date of this Quarterly Report on Form 10-Q, we are in the process of commercially launching PYRUKYND®. Our ability to generate meaningful revenue from PYRUKYND® will depend heavily on our successful development and commercialization of the product.
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
•a significant number of eligible patients with PK deficiency are not prescribed PYRUKYND® and, if they are, such patients do not stay on treatment; or
•PYRUKYND® does not demonstrate acceptable safety and efficacy in current or future clinical trials, or otherwise does not meet applicable regulatory standards for approval in indications other than currently approved indication.
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
We have invested a significant portion of our efforts and financial resources in the identification of our product candidates and development of our most advanced clinical programs, including PYRUKYND®. Our ability to generate product revenue will depend heavily on the successful clinical development and eventual commercialization of our current and any future product candidates, including PYRUKYND® for use in indications other than PK deficiency and in jurisdictions outside of the United States. In February 2022, the FDA approved PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In June 2021, we submitted a MAA to the EMA for the treatment of adults with PK deficiency the European Union and we expect a decision by the end of 2022.
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
In December 2016, we withdrew our IND for AG-519, our second PK activator, following verbal notification of a clinical hold from the FDA relating to a previously disclosed case of drug-induced cholestatic hepatitis which occurred in our phase 1 clinical trial of AG-519 in healthy volunteers. Although these decisions and this hepatic adverse event finding do not affect our ongoing clinical trials for PYRUKYND®, our first PK activator, we cannot provide any assurances that there will not be similar or other treatment-related severe adverse events in our other clinical trials of PYRUKYND®, that our other trials will not be placed on clinical hold in the future, or that patient recruitment for our other trials will not be adversely impacted.
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

We may engage in in-licensing transactions or acquisitions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources.
We may in the future enter into transactions to in-license products, technologies or assets or to acquire other products, technologies, assets or businesses. Because we have not made any acquisitions to date, our ability to do so successfully is unproven. If we do identify suitable candidates or assets for in-licensing transactions or acquisitions, we may not be able to make such transactions on favorable terms, or at all. Any in-licensing transaction or acquisitions we undertake may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or an in-licensing transaction or issue our common stock or other equity securities to the stockholders of the counterparty, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business, product or technology that are not covered by the indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Such transactions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot ensure that following any transaction we would achieve the expected synergies to justify the transactions. We cannot predict the number, timing or size of future transactions or the effect that any such transactions might have on our operating results.

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
In response to the COVID-19 pandemic, we began requiring all employees, regardless of role or work location, to be fully vaccinated against COVID-19, as defined by CDC guidelines, subject to limited exceptions. Our Cambridge office remains open to employees who wish to work onsite, and our operations have maintained productivity. Additionally, our field-based employees engage with healthcare providers and other third parties remotely and, where local regulations allow, on a limited in-person basis.
We may face disruptions that may affect our ability to initiate and complete clinical trials including disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates and laboratory supplies for planned and ongoing clinical trials, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. Although we have experienced disruptions to certain clinical and research activities at our contract research organizations, or CROs, due to recent COVID-19 surges, we have enrolled, and seek to enroll, patients in our clinical trials at sites located both in the United States and internationally. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis has been and may continue to be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. We have faced and may continue to face difficulties recruiting or retaining patients in our ongoing clinical trials because of the pandemic. Patients enrolled in our clinical trials may be unable or unwilling to visit clinical trial sites which may impact the collection of important clinical trial data and has, and may continue to, necessitate remote data verification. In addition, limitations in the ability to visit sites has affected, and may continue to affect, our enrollment timelines for our clinical trials, and may adversely affect the timing of completion of our clinical trials or our ability to complete clinical trials in a fully compliant manner. Additionally, the potential suspension of clinical trial activity at clinical trial sites or reduced availability of CRO personnel may have an adverse impact on our clinical trial plans and timelines.

We have been monitoring our supply chain network for disruptions due to the COVID-19 pandemic, and our third-party manufacturers, other than certain CROs based in China, remain largely unaffected, with any campaign delays experienced to date being limited to a few days in duration. Although global shipping continues to be disrupted due to the pandemic, we have not experienced a supply impact.
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
Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. In May 2022, we announced our decision to evolve our approach to exploratory research and drug discovery to prioritize investment in advancing our late lead-optimization research programs for PAH stabilization in phenylketonuria, and for BCAT2 inhibition in methylmalonic and propionic acidemias, while continuing to progress our registration-enabling clinical programs in thalassemia, sickle cell disease and pediatric PK deficiency, our Phase 2a trial in low- to intermediate-risk MDS. Our resource allocation decisions may cause us to fail to capitalize on viable commercial medicines or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable medicines. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

If we are unable to maintain sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing PYRUKYND® or our product candidates if they are approved.
We have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for approved medicines for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to other third parties. Although we had established sales and marketing capabilities to support our commercial launch of PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States, we may need to further build our sales and marketing infrastructure to commercialize PYRUKYND® in other indications or outside of the United States or to commercialize any of our other product candidates for which we obtain marketing approval.
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
We face competition with respect to PYRUKYND® and our current product candidates, and we will face competition with respect to any product candidates that we or they may seek to develop or commercialize in the future. Potential competitors include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product or our product candidates, such as PK deficiency, thalassemia, SCD and L-IR MDS. For example, Merck & Co., Inc. and bluebird bio, Inc., or bluebird, are each marketing therapies to treat beta thalassemia, Novartis International AG, Emmaus Life Sciences and Global Blood Therapeutics are each marketing therapies to treat SCD, Rocket Pharma is conducting a clinical trial of a gene therapy targeting PK deficiency, and a number of other biotechnology companies have product candidates in clinical development in similar indications as ours.
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
There are also a number of product candidates in preclinical or clinical development by third parties to treat GDDs by targeting similar mechanisms of action or target indications as our product candidates. These companies include large pharmaceutical companies, such as Novartis, as well as biotechnology companies of various sizes, such as BioMarin Pharmaceutical Inc., bluebird, Forma, PTC Therapeutics, Inc., Rocket Pharma, and Vertex. Our competitors may develop products that are more effective, safer, more convenient or less costly than PYRUKYND® or any product candidates that we are developing or that would render PYRUKYND® or our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
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
Following the sale of our oncology business to Servier in March 2021, we have focused our resources and efforts on product and product candidates for the treatment of GDDs. The success of the GDD business is subject to various risks and uncertainties, including the possibility that we may not be able to successfully commercialize PYRUKYND®, which only recently was approved by the FDA for the treatment of hemolytic anemia in adults with PK deficiency in the United States, the possibility of adverse clinical and other developments in respect of PYRUKYND® or our other product candidates of the GDD business, and unanticipated changes in applicable laws and regulations that may adversely affect the GDD business.
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
Raising additional capital may restrict our operations, require us to relinquish rights to our technologies or product candidates or cause dilution to our stockholders,
Until such time, if ever, as we can generate substantial product revenue, including from sales of PYRUKYND®, we expect to finance our cash needs primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO®, a potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, in connection with potential future strategic transactions, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We do not have any committed external source of funds other than the potential milestone and royalty payments that we are eligible to receive under our purchase agreement with Servier. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may require us to enter into agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.
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
We expect to incur significant expenses as we continue to advance our ongoing activities. We expect to execute our operating plan through major catalysts and to cash-flow positivity without the need to raise additional equity. Our estimate as to when we will achieve cash-flow positivity and how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operating plan is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds. Our future capital requirements will depend on many factors, including:
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
•the anticipated cost-savings associated with the evolution of our research organization;
•the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates;
•the costs associated with in-licensing or acquiring assets for pipeline growth;
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
•our ability to successfully execute on our strategic plans; and
•operational delays due to the COVID-19 pandemic.
We have historically incurred operating losses. We expect to incur losses in the future and may never achieve or maintain profitability.
We have a history of incurring operating losses. Our net loss for the six months ended June 30, 2022 was $186.6 million, and our net income for the six months ended June 30, 2021 was $1.8 billion. The net income for the six months ended June 30, 2021 was due to the sale of our oncology business to Servier on March 31, 2021. As of June 30, 2022, we had an accumulated deficit of $425.3 million. Prior to the sale of our oncology business to Servier, we had generated only modest revenue from sales of TIBSOVO® and, prior to our sale to Royalty Pharma of our royalty rights to IDHIFA®, from royalties on sales of IDHIFA®. We have only recently obtained marketing approval and have begun to commercialize PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. PYRUKYND® is the first product we have received marketing approval for following the sale of our oncology business, including approved products TIBSOVO® and IDHIFA®, to Servier in March 2021. We have neither obtained marketing approval for PYRUKYND® in any other indications or for any indication outside of the United States nor have we obtained marketing approval for any of our other product candidates, all of which are in preclinical or clinical development stages. In June 2021, we submitted a MAA for PYRUKYND® in adults with PK deficiency to the EMA and we expect a decision by the end of 2022.
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
•add equipment and physical infrastructure to support our research and development; and
•acquire or in-license other product candidates, medicines and technologies.

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
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and comparable regulatory authorities in other countries. With the exception of the FDA approval of PYRUKYND®, for the treatment of hemolytic anemia in adults with PK deficiency in the United States, we have not received approval to market any of our current product candidates from regulatory authorities in any jurisdiction.
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
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This legislation resulted in aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through 2031. However, pursuant to the CARES Act and subsequent legislation, these Medicare sequester reductions were suspended through the end of March 2022 and from April 2022 through June 2022, a 1% cut was in effect, with the full 2% cut having resumed thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
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
Recruiting and retaining qualified scientific, clinical, manufacturing, regulatory and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and universities and research institutions for similar personnel. Our consultants and advisors, including our scientific co-founders, who assist us in formulating our research and development and commercialization strategy may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Furthermore, the ongoing COVID-19 pandemic and our flexible workplace policy allowing employees to work from home may make it difficult for us to maintain our corporate culture. Our recent initiative to reduce up to 50 roles focused on exploratory research in connection with the evolution of our research organization could harm our ability to attract and retain qualified scientific, clinical, manufacturing, sales and marketing personnel who are critical to our business.
In the future we may experience growth in the number of our development, regulatory and sales and marketing personnel. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
In the future, we may enter into transactions to acquire other businesses, products or technologies. As part of the evolution of our research organization, we plan to prioritize in-licensing or acquiring assets for pipeline growth. Because we have not made any acquisitions to date, our ability to do so successfully is unproven. If we do identify suitable candidates, we may not be able to make such acquisitions on favorable terms, or at all. Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our common stock or other equity securities to the stockholders of the acquired company, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by the indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Acquisitions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or the effect that any such transactions might have on our operating results.
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
The trading price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since January 1, 2015 the closing price of our common stock on the Nasdaq Global Select Market has ranged from $17.06 per share to $135.01 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. While the full extent of the economic impact and the duration of the COVID-19 pandemic or recent increases in inflation rates (particularly as it relates to clinical- or manufacturing-related costs) may be difficult to assess or predict, such impacts have already caused, and are likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms.
The market price for our common stock may be influenced by many factors, including:
•our success in launching and commercializing PYRUKYND®;
•the impact of the sale of our oncology business to Servier on our business;
•the planned evolution of our research organization;
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
•the recruitment or departure of key personnel, including our previously-announced reduction of up to 50 roles focused on exploratory research;
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
As of June 30, 2022, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation	8-K	001-36014	July 30, 2013	3.1
3.2	Second Amended and Restated By-Laws	8-K	001-36014	December 19, 2018	3.1
10.1#	Consulting Agreement, dated May 23, 2022, by and between the Company and Bruce Car					X
10.2#	Letter Agreement, dated as of July 8, 2022, between the Registrant and Brian Goff					X
10.3#	Form of Inducement Stock Option Agreement					X
10.4#	Form of Inducement Restricted Stock Unit Agreement					X
10.5#	Form of Inducement Performance Stock Unit Agreement					X
31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are not embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)					X

# Indicates management contract or compensatory plan or arrangement.

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

AGIOS PHARMACEUTICALS, INC.

August 4, 2022	By:	/s/ Jacqualyn A. Fouse
Jacqualyn A. Fouse, Ph.D. Chief Executive Officer (principal executive officer)

August 4, 2022	By:	/s/ Jonathan Biller
Jonathan Biller Chief Financial Officer and Head of Corporate Affairs (principal financial officer)