Form 10-Q
period 2022-09-30
AGIOS PHARMACEUTICALS, INC.
filed 2022-11-03
CIK 1439222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 28, 2022: 54,944,856

AGIOS PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)
AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$122,449	$203,126
Marketable securities	605,231	816,892
Accounts receivable, net	1,818	—
Other receivable	3,774	4,378
Inventory	5,176	—
Prepaid expenses and other current assets	46,487	39,835
Total current assets	784,935	1,064,231
Marketable securities	298,352	266,375
Operating lease assets	67,692	75,124
Property and equipment, net	25,438	28,923
Financing lease assets	—	183
Other non-current assets	3,903	2,900
Total assets	$1,180,320	$1,437,736
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,415	$16,700
Accrued expenses	29,756	31,967
Operating lease liabilities	13,342	10,828
Financing lease liabilities	83	331
Total current liabilities	53,596	59,826
Operating lease liabilities, net of current portion	75,499	85,659
Other non-current liabilities	1,055	276
Total liabilities	130,150	145,761
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 71,110,442 shares issued and 54,894,031 shares outstanding at September 30, 2022, and 70,550,631 shares issued and 54,334,220 shares outstanding at December 31, 2021	71	71
Additional paid-in capital	2,374,755	2,334,348
Accumulated other comprehensive loss	(15,083)	(1,198)
Treasury stock, at cost (16,216,411 shares at September 30, 2022 and December 31, 2021)	(802,486)	(802,486)
Accumulated deficit	(507,087)	(238,760)
Total stockholders’ equity	1,050,170	1,291,975
Total liabilities and stockholders’ equity	$1,180,320	$1,437,736
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Revenues:
Product revenue, net	$3,516	$—	$7,430	$—
Milestone revenue	—	—	2,500	—
Total revenue	3,516	—	9,930	—
Operating expenses:
Cost of sales	$517	$—	$1,291	$—
Research and development	64,966	64,000	209,612	183,674
Selling, general and administrative	29,123	27,152	88,902	89,917
Total operating expenses	94,606	91,152	299,805	273,591
Loss from operations	(91,090)	(91,152)	(289,875)	(273,591)
Royalty income from gain on sale of oncology business	4,443	1,996	9,851	3,996
Interest income, net	3,818	256	6,305	504
Other income, net	1,082	4,641	5,392	11,165
Net loss from continuing operations	(81,747)	(84,259)	(268,327)	(257,926)
Net (loss) income from discontinued operations, net of tax	—	(4,507)	—	1,957,268
Net (loss) income	$(81,747)	$(88,766)	$(268,327)	$1,699,342
Net loss from continuing operations per share - basic and diluted	$(1.49)	$(1.48)	$(4.90)	$(4.13)
Net (loss) income from discontinued operations per share - basic and diluted	$—	$(0.08)	$—	$31.31
Net (loss) income per share - basic and diluted	$(1.49)	$(1.56)	$(4.90)	$27.19
Weighted-average number of common shares used in computing net loss per share from continuing operations, net (loss) income from discontinued operations and net (loss) income per share – basic and diluted	54,844,579	57,048,175	54,734,301	62,503,087
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net (loss) income	$(81,747)	$(88,766)	$(268,327)	$1,699,342
Other comprehensive loss
Unrealized loss on available-for-sale securities	(4,581)	(54)	(13,885)	(303)
Comprehensive (loss) income	$(86,328)	$(88,820)	$(282,212)	$1,699,039
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount					Shares	Amount
Balance at December 31, 2021	70,550,631	$71	$2,334,348		$(1,198)	$(238,760)	(16,216,411)	$(802,486)	$1,291,975
Common stock issued under stock incentive plan and ESPP	442,646	—	1,289		—	—	—	—	1,289
Stock-based compensation expense	—	—	15,510		—	—	—	—	15,510
Other comprehensive loss	—	—	—		(6,547)	—	—	—	(6,547)
Net loss	—	—	—		—	(94,774)	—	—	(94,774)
Balance at March 31, 2022	70,993,277	$71	$2,351,147		$(7,745)	$(333,534)	(16,216,411)	$(802,486)	$1,207,453
Common stock issued under stock incentive plan and ESPP	38,515	—	15	—	—	—	—	—	15
Stock-based compensation expense	—	—	11,165		—	—	—	—	11,165
Other comprehensive loss	—	—	—		(2,757)	—	—	—	(2,757)
Net loss	—	—	—		—	(91,806)	—	—	(91,806)
Balance at June 30, 2022	71,031,792	$71	$2,362,327		$(10,502)	$(425,340)	(16,216,411)	$(802,486)	$1,124,070
Common stock issued under stock incentive plan and ESPP	78,650	—	1,272		—	—	—	—	1,272
Stock-based compensation expense	—	—	11,156		—	—	—	—	11,156
Other comprehensive loss	—	—	—		(4,581)	—	—	—	(4,581)
Net loss	—	—	—		—	(81,747)	—	—	(81,747)
Balance at September 30, 2022	71,110,442	$71	$2,374,755		$(15,083)	$(507,087)	(16,216,411)	$(802,486)	$1,050,170

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2020	69,293,920	$69	$2,242,801	$105	$(1,843,475)	—	$—	$399,500
Common stock issued under stock incentive plan and ESPP	518,285	1	7,346	—	—	—	—	7,347
Stock-based compensation expense	—	—	14,854	—	—	—	—	14,854
Other comprehensive loss	—	—	—	(108)	—	—	—	(108)
Net income	—	—	—	—	1,874,325	—	—	1,874,325
Disposition of oncology business	—	—	712	—	—	—	—	712
Balance at March 31, 2021	69,812,205	$70	$2,265,713	$(3)	$30,850	—	$—	$2,296,630
Common stock issued under stock incentive plan and ESPP	592,577	—	25,673	—	—	—	—	25,673
Stock-based compensation expense	—	—	14,885	—	—	—	—	14,885
Repurchase of common stock	—	—	—	—	—	(10,493,968)	(529,047)	(529,047)
Other comprehensive loss	—	—	—	(141)	—	—	—	(141)
Net loss	—	—	—	—	(86,217)	—	—	(86,217)
Disposition of oncology business	—	—	33	—	—	—	—	33
Balance at June 30, 2021	70,404,782	$70	$2,306,304	$(144)	$(55,367)	(10,493,968)	$(529,047)	$1,721,816
Common stock issued under stock incentive plan and ESPP	110,554	1	4,008	—	—	—	—	4,009
Stock-based compensation expense	—	—	12,148	—	—	—	—	12,148
Repurchase of common stock	—	—	—	—	—	(5,306,184)	(254,391)	(254,391)
Other comprehensive loss	—	—	—	(54)	—	—	—	(54)
Net loss	—	—	—	—	(88,766)	—	—	(88,766)
Balance at September 30, 2021	70,515,336	$71	$2,322,460	$(198)	$(144,133)	(15,800,152)	$(783,438)	$1,394,762
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2022	2021
Operating activities
Net (loss) income	$(268,327)	$1,699,342
Less: Net income from discontinued operations	—	1,957,268
Net loss from continuing operations	(268,327)	(257,926)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	6,750	7,038
Stock-based compensation expense	37,831	41,887
Net amortization of premium (accretion of discount) on marketable securities	721	5,326
Loss on disposal of property and equipment	29	9
Non-cash operating lease expense	7,432	7,129
Changes in operating assets and liabilities:
Accounts receivable, net	(1,818)	—
Inventory	(5,176)	—
Other receivables	604	(6,990)
Prepaid expenses and other current and non-current assets	(7,655)	(19,249)
Accounts payable	(4,628)	(3,337)
Accrued expenses and other current liabilities	(2,211)	(2,667)
Operating lease liabilities	(7,646)	(5,315)
Other non-current liabilities	779	—
Net cash used in operating activities - continuing operations	(243,315)	(234,095)
Net cash used in operating activities - discontinued operations	—	(89,132)
Net cash used in operating activities	(243,315)	(323,227)
Investing activities
Purchases of marketable securities	(782,218)	(951,411)
Proceeds from maturities and sales of marketable securities	947,296	492,911
Purchases of property and equipment	(4,768)	(1,239)
Net cash provided by (used in) investing activities - continuing operations	160,310	(459,739)
Net cash provided by investing activities - discontinued operations	—	1,802,936
Net cash provided by investing activities	160,310	1,343,197
Financing activities
Payments on financing lease obligations	(248)	(773)
Purchase of treasury stock	—	(783,438)
Net proceeds from stock option exercises and employee stock purchase plan	2,576	37,029
Net cash provided by (used in) financing activities - continuing operations	2,328	(747,182)
Net cash provided by financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	2,328	(747,182)
Net change in cash and cash equivalents	(80,677)	272,788
Cash and cash equivalents at beginning of the period	203,126	127,436
Cash and cash equivalents at end of the period	$122,449	$400,224

Supplemental disclosure of non-cash investing and financing transactions
Additions to property and equipment in accounts payable and accrued expenses	$21	$486
Financing lease liabilities arising from obtaining financing lease assets	$—	$511
Cash taxes paid	$1,940	$8,916

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
Overview
We are a biopharmaceutical company committed to transforming patients’ lives through leadership in the field of cellular metabolism, with the goal of creating differentiated, small molecule medicines for rare and genetically defined diseases, or GDDs. With a history of focused study on cellular metabolism, we have a deep and mature understanding of this biology, which is involved in the healthy functioning of nearly every system in the body. We accelerate the impact of our portfolio by cultivating connections with patient communities, healthcare professionals, partners and colleagues to discover, develop and deliver potential therapies for GDDs. We are located in Cambridge, Massachusetts.

The lead product candidate in our GDD portfolio, PYRUKYND® (mitapivat), is an activator of both wild-type and mutant pyruvate kinase, or PK, enzymes for the potential treatment of hemolytic anemias. On February 17, 2022, the U.S. Food and Drug Administration, or FDA, approved PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In June 2021, we submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for the treatment of adults with PK deficiency in the European Union, or EU. In September 2022, the Committee for Medicinal Products for Human Use of the EMA, or CHMP, adopted a positive opinion recommending the granting of a marketing authorization for PYRUKYND®. In October 2022, we submitted a marketing authorization application in Great Britain for PYRUKYND® under the European Commission Decision Reliance Procedure. We expect to receive a decision from both the EU and Great Britain regulatory authorities by the end of 2022. In addition, we are currently evaluating PYRUKYND® in clinical trials for the treatment of thalassemia, sickle cell disease, or SCD, and in pediatric patients with PK deficiency. We are also developing AG-946, a novel PK activator, for the potential treatment of lower-risk myelodysplastic syndrome, hemolytic anemias and other indications.

In addition to the aforementioned development programs, we continue to prioritize investment in advancing our late lead-optimization research. We believe this combination of assets represents an attractive portfolio of programs that aligns with our strategy and core expertise in non-malignant hematology and inborn errors of metabolism, and leaves room for continued growth of our pipeline.

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
We recorded income from royalties of approximately $4.4 million and $2.0 million on U.S. net sales of TIBSOVO® by Servier in the royalty income from gain on sale of oncology business line item within the condensed consolidated statements of operations, for the three months ended September 30, 2022 and 2021, respectively, and $9.9 million and $4.0 million for the nine months ended September 30, 2022 and 2021, respectively.
As discussed below in Note 12, Subsequent Events, on October 27, 2022, we sold our rights to the royalty on U.S. net sales of TIBSOVO® to entities affiliated with Sagard Healthcare Partners, or Sagard, for $131.8 million. We retained our rights to the potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA.
Basis of presentation
The condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations, comprehensive (loss) income and stockholders' equity for the three and nine months ended September 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of September 30, 2022, our results of operations and stockholders' equity for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and nine-month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The condensed consolidated balance sheet data as of December 31, 2021 was derived from our audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 that was filed with the Securities and Exchange Commission, or SEC, on February 24, 2022.
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

On October 5, 2021, we terminated our Rule 10b5-1 share repurchase program and on October 13, 2021 we entered into a Rule 10b-18 repurchase plan that allows us to conduct open market repurchases over time up to our remaining authorization. We have not repurchased any shares of common stock in fiscal year 2022 and as of December 31, 2021 we repurchased approximately 9.1 million shares of common stock for $458.0 million, or $50.35 per share, under the Rule 10b5-1 repurchase plan. As of September 30, 2022, we have not repurchased any shares under the Rule 10b-18 repurchase plan. In total, as of September 30, 2022, we repurchased 16.2 million shares of common stock for $802.5 million, or $49.49 per share, under the Repurchase Program. We have paused our share repurchases for the foreseeable future.
As of September 30, 2022, we had cash, cash equivalents and marketable securities of $1.0 billion. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities will be sufficient to fund current operations for at least the next twelve months from the issuance date of these financial statements.
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

Cost of sales
Cost of sales consists primarily of manufacturing costs of PYRUKYND®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of PYRUKYND® recorded during the three and nine months ended September 30, 2022 were expensed prior to February 17, 2022 and, therefore, are not included in costs of sales during the three and nine months ended September 30, 2022.

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

The following table summarizes our cash equivalents and marketable securities measured at fair value and by level on a recurring basis as of September 30, 2022:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$39,314	$43,946	$—	$83,260
Total cash equivalents	39,314	43,946	—	83,260

Marketable securities:
U.S. Treasuries	—	95,798	—	95,798
Government securities	—	308,256	—	308,256
Corporate debt securities	—	499,529	—	499,529
Total marketable securities	—	903,583	—	903,583
Total cash equivalents and marketable securities	$39,314	$947,529	$—	$986,843
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently, at the end of each reporting period, valued utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2022.
There have been no changes to the valuation methods during the nine months ended September 30, 2022, and we had no financial assets or liabilities that were classified as Level 3 at any point during the nine months ended September 30, 2022.
4. Marketable Securities
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and are recorded at fair value. Unrealized gains are included as a component of accumulated other comprehensive loss in the condensed consolidated balance sheets and statements of stockholders’ equity and a component of total comprehensive loss in the condensed consolidated statements of comprehensive (loss) income, until realized. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the condensed consolidated balance sheets with a corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive income, net of taxes. Realized gains and losses are included in investment income on a specific-identification basis. There were no material realized gains or losses on marketable securities for the three and nine months ended September 30, 2022 or 2021.
Marketable securities at September 30, 2022 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$80,730	$15	$(777)	$79,968
Government securities	125,827	—	(2,387)	123,440
Corporate debt securities	405,159	—	(3,336)	401,823
Total Current	611,716	15	(6,500)	605,231

Non-current:
U.S. Treasuries	16,381	—	(551)	15,830
Government securities	190,206	2	(5,392)	184,816
Corporate debt securities	100,363	—	(2,657)	97,706
Total Non-current	306,950	2	(8,600)	298,352
Total marketable securities	$918,666	$17	$(15,100)	$903,583

Marketable securities at December 31, 2021 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$269,109	$—	$(36)	$269,073
Government securities	17,764	1	(10)	17,755
Corporate debt securities	530,490	3	(429)	530,064
Total Current	817,363	4	(475)	816,892

Non-current:
U.S. Treasuries	40,607	—	(23)	40,584
Government securities	148,820	—	(470)	148,350
Corporate debt securities	77,675	—	(234)	77,441
Total Non-current	267,102	—	(727)	266,375
Total marketable securities	$1,084,465	$4	$(1,202)	$1,083,267
As of September 30, 2022 and December 31, 2021, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale.
As of September 30, 2022 and December 31, 2021, we held 257 and 294 debt securities, respectively, that were in an unrealized loss position for less than one year. We did not record an allowance for credit losses as of September 30, 2022 and December 31, 2021 related to these securities. The aggregate fair value of debt securities in an unrealized loss position at September 30, 2022 and December 31, 2021 was $881.6 million and $950.5 million, respectively. There were no individual securities that were in a significant unrealized loss position as of September 30, 2022 and December 31, 2021. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We do not consider these marketable securities to be impaired as of September 30, 2022 and December 31, 2021.
5. Inventory
Inventory, which consists of commercial supply of PYRUKYND®, consisted of the following:

(In thousands)	September 30, 2022	December 31, 2021
Raw materials	$—	$—
Work-in-process	4,397	—
Finished goods	779	—
Total inventory	$5,176	$—
6. Leases
Our building leases are comprised of office and laboratory space under non-cancelable operating leases. These lease agreements have remaining lease terms of approximately five years and contain various clauses for renewal at our option. The renewal options were not included in the calculation of the operating lease assets and the operating lease liabilities as the renewal options are not reasonably certain of being exercised. The lease agreements do not contain residual value guarantees.
The components of lease expense and other information related to leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Operating lease costs	$3,807	$3,807	$11,420	$11,423
Cash paid for amounts included in the measurement of operating lease liabilities	$4,420	$3,614	$12,610	$10,773

We have not entered into any material short-term leases or financing leases as of September 30, 2022.
In arriving at the operating lease liabilities as of September 30, 2022 and December 31, 2021, we applied the weighted-average incremental borrowing rate of 5.7% for both periods over a weighted-average remaining lease term of 5.4 years and 6.2 years, respectively.
As of September 30, 2022, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter were as follows:

(In thousands)
Remaining 2022	$2,950
2023	18,126
2024	18,660
2025	19,507
2026	20,151
2027	20,755
Thereafter	3,479
Undiscounted minimum rental commitments	$103,628
Interest	(14,787)
Operating lease liabilities	$88,841
We provided our landlord a standby letter of credit of $2.9 million as security for our leases. We are not required to maintain any cash collateral for the standby letter of credit.
In August 2021, we entered into a long-term sublease agreement for 13,000 square feet of the office space at 38 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through December 2024. In April 2022, we entered into a long-term sublease agreement for 27,000 square feet of the office space at 64 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through April 2025. We recorded operating sublease income of $1.0 million and $2.7 million for the three and nine months ended September 30, 2022, respectively, in other income, net in the condensed consolidated statements of operations. We received a security deposit from our sublessee of approximately $1.1 million which is recorded within other non-current assets on our condensed consolidated balance sheet.

As of September 30, 2022, the future minimum lease payments to be received under the long-term sublease agreements were as follows:

(In thousands)
Remaining 2022	$1,063
2023	4,329
2024	4,459
2025	1,101
Total	$10,952
7. Accrued Expenses
Accrued expenses consisted of the following:

(In thousands)	September 30, 2022	December 31, 2021
Accrued compensation	$15,747	$19,818
Accrued research and development costs	7,716	5,980
Accrued professional fees	2,242	2,335
Accrued other	4,051	3,834
Total accrued expenses	$29,756	$31,967

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
Product revenue, net, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Product revenue, net	$3,516	$—	$7,430	$—
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
The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2022:

(In thousands)	Contractual Adjustments	Government Rebates	Returns	Total
Balance at December 31, 2021	$—	$—	$—	$—
Current provisions relating to sales in the current year	298	474	83	855
Adjustments relating to prior years	—	—	—	—
Payments/returns relating to sales in the current year	(235)	(119)	—	(354)
Payments/returns relating to sales in the prior years	—	—	—	—
Balance at September 30, 2022	$63	$355	$83	$501

Total revenue-related reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In thousands)	September 30, 2022	December 31, 2021
Reduction of accounts receivable	$53	$—
Component of accrued expenses	448	—
Total revenue-related reserves	$501	$—
The following table presents changes in our contract assets during the nine months ended September 30, 2022:

(In thousands)	December 31, 2021	Additions	Deductions	September 30, 2022
Contract assets(1)
Accounts receivable, net	$—	$8,285	$(6,467)	$1,818
(1) Additions to contract assets relate to amounts billed to Customers for product sales and deductions to contract assets primarily relate to collection of receivables during the reporting period.
9. Share-Based Payments
2013 Stock Incentive Plan
In June 2013, our Board of Directors adopted and, in July 2013 our stockholders approved, the 2013 Stock Incentive Plan, or the 2013 Plan. The 2013 Plan became effective upon the closing of our initial public offering and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, or RSUs, performance-based share units, or PSUs, and other stock-based awards to employees, non-employees and non-employee directors. Following the adoption of the 2013 Plan, we granted no further stock options or other awards under the 2007 Stock Incentive Plan, or the 2007 Plan. Any options or awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remain outstanding and effective. As of September 30, 2022, the total number of shares reserved under the 2007 Plan and the 2013 Plan was 12,967,465, and we had 5,268,971 shares available for future issuance under the 2013 Plan.
Stock options
The following table presents stock option activity for the nine months ended September 30, 2022:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2021	4,798,826	$58.51
Granted	1,829,973	28.89
Exercised	(5,476)	13.18
Forfeited/Expired	(714,236)	63.40
Outstanding at September 30, 2022	5,909,087	$48.81
Exercisable at September 30, 2022	3,478,806	$57.97
Vested and expected to vest at September 30, 2022	5,909,087	$48.81
At September 30, 2022, there was approximately $45.3 million of total unrecognized compensation expense related to unvested stock option awards, which we expect to recognize over a weighted-average period of approximately 2.8 years.
Restricted stock units
The following table presents RSU activity for the nine months ended September 30, 2022:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2021	1,002,924	$51.51
Granted	856,708	31.19
Vested	(395,691)	53.40
Forfeited	(199,564)	41.02
Unvested shares at September 30, 2022	1,264,377	$38.85

As of September 30, 2022, there was approximately $31.6 million of total unrecognized compensation expense related to RSUs, which we expect to recognize over a weighted-average period of approximately 1.9 years.
Performance-based stock units
The following table presents PSU activity for the nine months ended September 30, 2022:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2021	234,059	$54.28
Granted	337,243	30.33
Vested	(53,777)	54.28
Forfeited	(35,190)	45.20
Unvested shares at September 30, 2022	482,335	$38.19
Stock-based compensation expense associated with these PSUs is recognized if the underlying performance condition is considered probable of achievement using our management’s best estimates.
As of September 30, 2022, there was no unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered probable of achievement, and $18.4 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered not probable of achievement.
Market-based stock units
The following table presents market-based stock unit, or MSU, activity for the nine months ended September 30, 2022:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2021	42,695	$41.50
Granted	—	—
Unvested shares at September 30, 2022	42,695	$41.50
The fair value of MSUs are estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the market condition. As of September 30, 2022, there was no remaining unrecognized compensation expense related to MSUs.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. We issued and sold 104,867 and 94,888 shares of common stock during the nine months ended September 30, 2022 and 2021, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 1,854,545 shares of our common stock. As of September 30, 2022, we had 1,289,780 shares of common stock available for future issuance under the 2013 ESPP.
Stock-based compensation expense
Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Stock options	$5,864	$7,214	$17,720	$24,399
Restricted stock units	5,115	4,735	16,512	16,724
Performance-based stock units	—	—	2,919	—
Employee stock purchase plan	177	199	680	764
Total stock-based compensation expense	$11,156	$12,148	$37,831	$41,887

Expenses related to stock options and stock-based awards were allocated as follows in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Research and development expense	$4,628	$5,607	$16,207	$19,002
Selling, general and administrative expense	6,528	6,541	21,624	22,885
Total stock-based compensation expense	$11,156	$12,148	$37,831	$41,887
10. Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net loss per share calculation, stock options, RSUs, PSUs and MSUs for which the performance and market vesting conditions, respectively, have been deemed probable, and 2013 ESPP shares are considered to be common stock equivalents, while PSUs and MSUs with performance and market vesting conditions, respectively, that were not deemed probable as of September 30, 2022 are not considered to be common stock equivalents.
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
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2022	2021
Stock options	5,909,087	5,032,591
Restricted stock units	1,264,377	1,081,482
Performance-based stock units	—	—
Employee stock purchase plan shares	10,503	7,470
Total common stock equivalents	7,183,967	6,121,543

11. Income Taxes
We recorded no provision for income taxes for the three months ended September 30, 2022 and a provision of $3.9 million for the three months ended September 30, 2021, and recorded no provision for income taxes for the nine months ended September 30, 2022 and $16.8 million for the nine months ended September 30, 2021. The tax provision for the nine months ended September 30, 2021 was recorded within discontinued operations as it related to the income tax impact on the sale of our oncology business to Servier. There is no income tax expense recorded in continuing operations for the three and nine months ended September 30, 2022 and 2021. Cash taxes paid were $1.9 million and $8.9 million for the nine months ended September 30, 2022 and 2021, respectively.

12. Subsequent Events
On October 27, 2022, we entered into an agreement with entities affiliated with Sagard Healthcare Partners, or Sagard, and sold our rights to the royalty on U.S. net sales of TIBSOVO® for $131.8 million. This royalty was part of the consideration for our March 31, 2021 sale of our oncology business to Servier. We received payment from Sagard on October 27, 2022.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Information
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management, and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, selling, general and administrative expenses, research and development expenses, the sufficiency of our cash for future operations and business activity disruption due to the COVID-19 pandemic. Words such as “anticipate,” “believe,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “predict,” “project,” “strategy,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “vision” and similar statements or variation of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2021. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.
Overview
We are a biopharmaceutical company committed to transforming patients’ lives through leadership in the field of cellular metabolism, with the goal of creating differentiated, small molecule medicines for rare and genetically defined diseases, or GDDs. With a history of focused study on cellular metabolism, we have a deep and mature understanding of this biology, which is involved in the healthy functioning of nearly every system in the body. We accelerate the impact of our portfolio by cultivating connections with patient communities, healthcare professionals, partners and colleagues to discover, develop and deliver potential therapies for GDDs.

The lead product candidate in our GDD portfolio, PYRUKYND® (mitapivat), is an activator of both wild-type and mutant pyruvate kinase, or PK, enzymes for the potential treatment of hemolytic anemias. On February 17, 2022, the U.S. Food and Drug Administration, or FDA, approved PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In June 2021, we submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for the treatment of adults with PK deficiency in the European Union, or EU. In September 2022, the Committee for Medicinal Products for Human Use of the EMA, or CHMP, adopted a positive opinion recommending the granting of a marketing authorization for PYRUKYND®. In October 2022, we submitted a marketing authorization application in Great Britain for PYRUKYND® under the European Commission Decision Reliance Procedure. We expect to receive a decision from both the EU and Great Britain regulatory authorities by the end of 2022. In addition, we are currently evaluating PYRUKYND® in clinical trials for the treatment of thalassemia, sickle cell disease, or SCD, and in pediatric patients with PK deficiency. We are also developing AG-946, a novel PK activator, for the potential treatment of lower-risk myelodysplastic syndrome, hemolytic anemias and other indications.

In addition to the aforementioned development programs, we continue to prioritize investment in advancing our late lead-optimization research. We believe this combination of assets represents an attractive portfolio of programs that aligns with our strategy and core expertise in non-malignant hematology and inborn errors of metabolism, and leaves room for continued growth of our pipeline.
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
As discussed above in Note 12, Subsequent Events, on October 27 2022, we sold our rights to the royalty on U.S. net sales of TIBSOVO® to entities affiliated with Sagard Healthcare Partners, or Sagard, for $131.8 million. We retained our rights to the potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA.
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

Financial Operations Overview
Impact of COVID-19 on our Business
As of September 30, 2022, we have not experienced a significant financial or supply chain impact directly related to the COVID-19 pandemic, but have experienced some disruptions to clinical operations and we may in the future experience further such disruptions. In addition, we have experienced disruptions to certain clinical and research activities at our contract research organizations, or CROs, due to the recent COVID-19 surges. We have been monitoring our supply chain network for disruptions due to the COVID-19 pandemic, and our third-party manufacturers, other than certain CROs based in China, remain largely unaffected, with any campaign delays experienced to date being limited to a few days in duration. Although global shipping continues to be disrupted due to the pandemic, we have not experienced a supply impact.

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
General
Since inception, our operations have primarily focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, establishing a commercial infrastructure, preparing for and executing on the commercial launch of PYRUKYND® and, prior to the sale of our oncology business to Servier on March 31, 2021, marketing TIBSOVO® and IDHIFA®. Through March 31, 2021, we have financed our operations primarily through proceeds from the sale of our royalty rights, commercial sales of TIBSOVO®, funding received from our collaboration agreements, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings. Following the sale of our oncology business to Servier on March 31, 2021, we have financed and expect to continue to finance our operations primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO® prior to the sale of these royalty rights to Sagard, proceeds from the sale of our rights to the royalty on U.S. net sales of TIBSOVO® to Sagard, a potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA, the actual and potential future sales of PYRUKYND® and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions.

We have historically incurred operating losses. Our net loss for the nine months ended September 30, 2022 was $268.3 million and our net income for the nine months ended September 30, 2021 was $1,699.3 million. As of September 30, 2022, we had an accumulated deficit of $507.1 million. The net income we generated in the nine months ended September 30, 2021 was primarily due to the sale of our oncology business to Servier, which was consummated on March 31, 2021. We expect to incur significant expenses and net losses until such time we are able to report profitable results. Our net losses may fluctuate significantly from year to year. We expect that we will continue to incur significant expenses as we continue to advance and expand clinical development activities for our lead programs: PYRUKYND®, and AG-946; continue to prioritize advancement of our late lead-optimization research; expand and protect our intellectual property portfolio, including by in-licensing or acquiring assets for pipeline growth; and hire additional commercial and development personnel.

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

Cost of Sales
Cost of sales consists primarily of manufacturing costs for sales of PYRUKYND®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of PYRUKYND® recorded during the three and nine months ended September 30, 2022 were expensed prior to February 17, 2022, and, therefore, are not included in costs of sales during the three and nine months ended September 30, 2022.

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
In February 2022, the FDA approved PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In June 2021, we submitted an MAA to the EMA for the treatment of adults with PK deficiency in the EU. In September 2022, the Committee for Medicinal Products for Human Use of the EMA, or CHMP, adopted a positive opinion recommending the granting of a marketing authorization for PYRUKYND®. In October 2022, we submitted a marketing authorization application in Great Britain for PYRUKYND® under the European Commission Decision Reliance Procedure. We expect to receive a decision on marketing authorization from both the EU and Great Britain regulatory authorities by the end of 2022. We have worldwide development and commercial rights to PYRUKYND® and expect to fund the future development and commercialization costs related to this program. PYRUKYND® has been granted orphan drug designation for the treatment of PK deficiency by the FDA and the EMA. Additionally, PYRUKYND® has received orphan drug designation from the FDA for the treatment of thalassemia and SCD. We have built our commercial infrastructure to support the commercial launch of PYRUKYND® in adult PK deficiency in the United States. If approved, we are committed to providing patient access in the EU and Great Britain. Our current plan is to provide access through a global managed access program, which provides a pathway for eligible adults receiving care in the EU and Great Britain who are diagnosed with PK deficiency to have access to PYRUKYND® free of charge. Beyond the global managed access program, we continue to evaluate options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities.
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
•An extension study evaluating the long-term safety, tolerability and efficacy of treatment with PYRUKYND® in patients from ACTIVATE and ACTIVATE-T, our completed pivotal trials of PYRUKYND® in not regularly transfused and regularly transfused adult patients with PK deficiency.
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
AG-946: Novel PK Activator
We are developing AG-946, a novel PK activator, for the potential treatment of hemolytic anemias and other indications. We are evaluating AG-946, in a phase 1 trial of AG-946 in healthy volunteers and in patients with SCD. The trial has completed the healthy volunteer cohort, and we have initiated the SCD patient cohort of this trial. We initiated a phase 2a study of AG-946 in adults with lower-risk myelodysplastic syndrome, or MDS, in the third quarter of 2022.
In addition to the aforementioned development programs, we are advancing our late lead-optimization research.
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
Comparison of the three and nine months ended September 30, 2022 and 2021
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Revenues:
Product revenue, net	$3,516	$—	$7,430	$—
Milestone revenue	—	—	2,500	—
Total revenue	$3,516	$—	$9,930	$—
Total Revenue - Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021 – The increase in total revenue of $3.5 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was due to product revenue associated with PYRUKYND®, which was approved in February 2022.

Total Revenue - Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021 – The increase in total revenue of $9.9 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was due to product revenue associated with PYRUKYND®, which was approved in February 2022, and revenue recognized associated with the licensing of intellectual property for our Friedreich's Ataxia preclinical program.
Total Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Operating expenses:
Cost of sales	$517	$—	$1,291	$—
Research and development	64,966	64,000	209,612	183,674
Selling, general and administrative	29,123	27,152	88,902	89,917
Total operating expenses	$94,606	$91,152	$299,805	$273,591
Total Operating Expenses - Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021 – The increase in total operating expenses of $3.5 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to an increase in selling, general and administrative expenses of $2.0 million, driven by an increase in workforce-related expenses.
Total Operating Expenses - Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021 – The increase in total operating expenses of $26.2 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to an increase in research and development expenses of $25.9 million which is described below under Research and Development Expenses, partially offset by a decrease in selling, general and administrative expenses of $1.0 million due to a reduction in workforce-related expenses. Included in selling, general and administrative expenses for the nine months ended September 30, 2021 is approximately $3.4 million of reimbursable transition related services we provided to Servier related to the sale of the oncology business.

Research and Development Expenses
Our research and development expenses, by major program, are outlined in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
PK activator (PYRUKYND®)	$20,906	$20,130	$57,036	$49,543
Novel PK activator (AG-946)	2,943	2,820	11,517	6,849
Other research and platform programs	4,945	6,109	20,669	14,684
Total direct research and development expenses	28,794	29,059	89,222	71,076
Compensation and related expenses	25,959	21,816	86,481	70,965
Facilities and IT related expenses & other	10,213	9,883	32,392	33,987
Other expenses - transition services	—	3,242	1,517	7,646
Total indirect research and development expenses	36,172	34,941	120,390	112,598
Total research and development expense	$64,966	$64,000	$209,612	$183,674
Total Research and Development Expenses - Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021 – Total research and development expenses for the three months ended September 30, 2022 remained relatively consistent with the three months ended September 30, 2021.

Total Research and Development Expenses - Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021 – The increase in total research and development expenses of $25.9 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was due to an $18.1 million increase in our direct expenses and a $7.8 million increase in our indirect expenses. The increase in direct expenses was due to a $7.5 million increase in PYRUKYND® costs, a $6.0 million increase in other research and platform programs, and a $4.6 million increase in AG-946 costs. The increase in PYRUKYND® costs was primarily due to startup costs for the phase 3 trials of PYRUKYND® in patients with thalassemia, ENERGIZE and ENERGIZE-T, the phase 3 trials of PYRUKYND® in pediatric patients with PK deficiency, ACTIVATE-kids and ACTIVATE-kidsT, and the phase 2/3 trial of PYRUKYND® in patients with SCD, RISE UP, offset by closeouts of the ACTIVATE and ACTIVATE-T studies. The increase in other research and platform programs was primarily driven by planned increased activity associated with our preclinical PAH program as well as planned increased activity on various other exploratory activities. The increase in AG-946 costs was primarily due to start-up costs for the phase 2 trial of AG-946 in patients with lower-risk MDS and increased spend for the phase 1 trial of AG-946 in healthy volunteers and in patients with SCD. The increase in indirect expenses was primarily due to an $15.5 million increase in compensation and related expenses primarily due to increased headcount, as well as certain workforce-related expenses associated with the evolution of our research organization. This increase was partially offset by $6.1 million of additional reimbursable transition related services we provided to Servier in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2022 related to the sale of the oncology business for discovery, clinical development, technical operations, and related activities, which were completed during the three months ended March 31, 2022.
Other Income and Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Royalty income from gain on sale of oncology business	$4,443	$1,996	$9,851	$3,996
Interest income, net	3,818	256	6,305	504
Other income, net	1,082	4,641	5,392	11,165
Other Income and Expense - Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021 – The $3.6 million decrease in other income, net in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily related to approximately $4.5 million of reimbursable transition related services and fees for the sale of the oncology business in the three months ended September 30, 2021, partially offset by sublease income of $1.0 million in the three months ended September 30, 2022. The $3.6 million increase in interest income, net in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily attributable to an increase in interest rates. The $2.4 million increase in royalty income from gain on sale of oncology business related to higher income from royalties on U.S. net sales of TIBSOVO® by Servier in the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Other Income and Expense - Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021 – The $5.9 million increase in royalty income from gain on sale of oncology business related to higher income from royalties on U.S.

net sales of TIBSOVO® by Servier in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The $5.8 million increase in interest income, net in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is primarily attributable to an increase in interest rates. The $5.8 million decrease in other income, net in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily related to approximately $11.0 million of reimbursable transition related services and fees for the sale of the oncology business in the nine months ended September 30, 2021 compared to $2.6 million in the nine months ended September 30, 2022, partially offset by sublease income of $2.7 million in the nine months ended September 30, 2022.

Loss from Operations and Net (Loss) Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net loss from continuing operations	$(81,747)	$(84,259)	$(268,327)	$(257,926)
Net (loss) income from discontinued operations, net of tax	—	(4,507)	—	1,957,268
Net (loss) income	$(81,747)	$(88,766)	$(268,327)	$1,699,342
Loss from Operations and Net (Loss) Income - Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021 – The $2.5 million decrease in net loss from continuing operations for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily driven by the increase in revenue discussed above under Revenues and the increase in interest income, net and royalty income from gain on sale of oncology business discussed above under Other Income and Expense, partially offset by a decrease in other income, net discussed above under Other Income and Expense, higher selling, general and administrative expenses discussed above under Total Operating Expenses and higher research and development expenses discussed above under Research and Development Expenses. The change in net (loss) income from discontinued operations for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was driven by the sale of our oncology business to Servier.

Loss from Operations and Net (Loss) Income - Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021 – The $10.4 million increase in net loss from continuing operations for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily driven by the higher research and development expenses discussed above under Research and Development Expenses and a decrease in other income, net discussed above under Other Income and Expense, partially offset by the increase in revenue in the nine months ended September 30, 2022 discussed above under Revenues and the increase in interest income, net and royalty income from gain on sale of oncology business discussed above under Other Income and Expense. The change in net (loss) income from discontinued operations and net (loss) income for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily driven by the sale of our oncology business to Servier for approximately $1.8 billion in cash in the first quarter of 2021, which is included within net (loss) income from discontinued operations.
Liquidity and Capital Resources
Sources of liquidity
Since our inception, and through September 30, 2022, we have funded our operations through proceeds from the sale of our royalty rights, commercial sales of TIBSOVO®, funding received from our collaboration agreements, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings. Following the sale of our oncology business to Servier on March 31, 2021, we have financed and expect to continue to finance our operations primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO® prior to the sale of these royalty rights to Sagard, proceeds from the sale of our rights to the royalty on U.S. net sales of TIBSOVO® to Sagard, a potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA, the actual and potential future sales of PYRUKYND® and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions.

On March 31, 2021, we completed the sale of our oncology business to Servier. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200.0 million in cash, if, prior to January 1, 2027, vorasidenib is granted NDA approval from the FDA with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity. Servier also acquired our co-commercialization rights for Bristol Myers Squibb’s IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene, and following the sale Servier is responsible for conducting certain clinical development activities within the IDHIFA® development program. As discussed above in Note 12, Subsequent Events, on October 27, 2022, we sold our rights to the royalty on U.S. net sales of TIBSOVO® to Sagard for $131.8 million. We retained our rights to the potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA.
On March 25, 2021, we announced that our Board of Directors authorized the repurchase of up to $1.2 billion of our outstanding shares of common stock, or the Repurchase Program, using the proceeds from the sale of our oncology business to Servier. On March 31, 2021, in connection with the Repurchase Program, we entered into a definitive share repurchase agreement with Bristol-Myers Squibb Company, or BMS, to repurchase 7.1 million shares of our common stock held by certain subsidiaries of BMS for an aggregate purchase price of $344.5 million, or $48.38 per share. This repurchase was completed on April 5, 2021. Further, on April 2, 2021, in connection with the Repurchase Program, we entered into a Rule 10b5-1 repurchase plan pursuant to which we could repurchase up to $600.0 million of shares of our common stock. On October 5, 2021, we terminated our Rule 10b5-1 share repurchase program and on October 13, 2021 entered into a Rule 10b-18 repurchase plan that allows us to conduct open market repurchases over time up to our remaining authorization under the Repurchase Program. We have not repurchased any shares of common stock in fiscal year 2022 and as of December 31, 2021, we repurchased approximately 9.1 million shares of common stock for $458.0 million, or $50.35 per share, under the Rule 10b5-1 repurchase plan. As of September 30, 2022, we have not repurchased any shares under the Rule 10b-18 repurchase plan. In total, as of September 30, 2022, we repurchased 16.2 million shares of common stock for $802.5 million, or $49.49 per share, under the Repurchase Program. We have paused our share repurchases and for the foreseeable future, we expect that our capital allocation will be prioritized towards opportunities to accelerate programs in our development pipeline and/or pursue potential complementary business development opportunities.
In addition to our cash, cash equivalents and marketable securities of $1.0 billion and the $131.8 million payment received from Sagard on October 27, 2022, we are eligible to receive a $200.0 million milestone payment and royalty payments on U.S. net sales of vorasidenib under our transaction agreement with Servier. Our right to such payments under our transaction agreement with Servier is our only committed potential external source of funds. Whether the regulatory approval milestone for vorasidenib will be achieved is subject to various risks and uncertainties, many of which are outside our control, including adverse clinical developments with respect to vorasidenib. Furthermore, we cannot predict what success, if any, Servier may have in the United States with respect to sales of vorasidenib, if approved, and consequently we cannot estimate the amount of royalty payments that we can expect to receive from Servier under the Purchase Agreement prior to the loss of exclusivity of vorasidenib.
Cash flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Net cash used in operating activities	$(243,315)	$(323,227)
Net cash provided by investing activities	160,310	1,343,197
Net cash provided by (used in) financing activities	2,328	(747,182)
Net change in cash and cash equivalents	$(80,677)	$272,788
Net cash used in operating activities. Cash used in operating activities of $243.3 million during the nine months ended September 30, 2022, of which all was used by continuing operations, was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received from revenues of $8.8 million and royalties on U.S. net sales of TIBSOVO® of $8.6 million.
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

Net cash provided by investing activities. Cash provided by investing activities of $160.3 million during the nine months ended September 30, 2022, of which all was used by continuing operations, was primarily due to higher proceeds from maturities and sales of marketable securities than purchases of marketable securities.
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
Net cash provided by (used in) financing activities. Cash provided by financing activities of $2.3 million during the nine months ended September 30, 2022, of which all was provided by continuing operations, was primarily the result of the $2.6 million of proceeds received from stock option exercises and purchases made pursuant to our 2013 Employee Stock Purchase Plan, or 2013 ESPP.
Cash used in financing activities of $747.2 million for the nine months ended September 30, 2021, of which all was provided by continuing operations, was primarily the result of $783.4 million in common stock repurchases in the nine months ended September 30, 2021 under our Repurchase Program, partially offset by the $37.0 million of proceeds received from stock option exercises and purchases made pursuant to our 2013 ESPP.
Funding requirements
Although our expenses decreased following the completion of the sale of our oncology business to Servier on March 31, 2021, we anticipate that this decrease will be offset as we continue the research, development and clinical trials of, seek marketing approvals for, and commercialize our product candidates in our GDD portfolio, including as we commercialize PYRUKYND®. If we obtain marketing approval for PYRUKYND® in other indications outside of the United States or for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.
We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2022 and the $131.8 million payment received from Sagard on October 27, 2022 will enable us to execute our operating plan through major catalysts and to cash-flow positivity without the need to raise additional equity. Our future capital requirements will depend on many factors, including:
•the amount and timing of future revenue received from commercial sales of PYRUKYND® or any of our product candidates for which we may receive marketing approval;
•the amount of contingent consideration we ultimately receive from Servier;
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
•operational delays due to the ongoing COVID-19 pandemic; and
•operational delays, disruptions and/or increased costs associated with rising global energy prices or energy shortages or rationing.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs primarily through cash on hand, proceeds from the sale of our rights to the royalty on U.S. net sales of TIBSOVO® to Sagard, the potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA, the actual and potential sales of PYRUKYND® and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, in connection with potential future strategic transactions, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We do not have any committed external source of funds other than the potential milestone and royalty payments that we are eligible to receive with respect to vorasidenib under our purchase agreement with Servier. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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
Contractual Obligations
During the nine months ended September 30, 2022, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of September 30, 2022 and December 31, 2021, we had cash, cash equivalents and marketable securities of $1.0 billion and $1.3 billion, respectively. Our marketable securities consist primarily of investments in U.S. Treasuries, government securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point change in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs located in Asia and Europe that are denominated in foreign currencies, and we are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2022 and December 31, 2021, liabilities denominated in foreign currencies were immaterial.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 19 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.
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
•PYRUKYND® or any product candidate that we commercialize, may become subject to unfavorable pricing regulations and third-party reimbursement practices, which would harm our business;
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
We have invested a significant portion of our efforts and financial resources in the identification of our product candidates and development of our most advanced clinical programs, including PYRUKYND®. Our ability to generate meaningful product revenue will depend heavily on the successful clinical development and eventual commercialization of our current and any future product candidates, including PYRUKYND® for use in indications other than PK deficiency and in jurisdictions outside of the United States. In February 2022, the FDA approved PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In June 2021, we submitted a MAA to the EMA for the treatment of adults with PK deficiency in the EU and, in September 2022, the Committee for Medical Products for Human Use of the EMA, or CHMP, adopted a positive opinion recommending the granting of a marketing authorization for PYRUKYND®. In October 2022, we submitted a marketing authorization application in Great Britain for PYRUKYND® under the European Commission Decision Reliance Procedure. We expect a decision from both the EU and Great Britain regulatory authorities by the end of 2022.
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
We may in the future enter into transactions to in-license products, technologies or assets or to acquire other products, technologies, assets or businesses. As part of the evolution of our research organization, we plan to prioritize in-licensing or acquiring assets for future pipeline growth. Because we have not made any acquisitions to date, our ability to do so successfully in the future is unproven. If we do identify suitable candidates or assets for in-licensing transactions or acquisitions, we may not be able to make such transactions on favorable terms, or at all. Any in-licensing transaction or acquisitions we undertake may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or an in-licensing transaction or issue our common stock or other equity securities to the stockholders of the counterparty, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business, product or technology that are not covered by the indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Such transactions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot ensure that following any transaction we would achieve the expected synergies to justify the transactions. We cannot predict the number, timing or size of future transactions or the effect that any such transactions might have on our operating results.

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
In addition, some of our competitors may have ongoing or planned clinical trials for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For example, Rocket Pharma LTD, or Rocket Pharma, is developing a gene therapy targeting PK deficiency; Vertex Pharmaceuticals Incorporated, or Vertex, is developing a gene therapy targeting SCD; Forma Therapeutics Holdings, Inc., or Forma (which was acquired by Novo Nordisk), is developing molecules for the treatment of beta thalassemia and SCD; Global Blood Therapeutics (which was acquired by Pfizer) is developing molecules for the treatment of SCD; Fibrogen, Inc. is developing Roxadustat for the treatment of anemia in MDS patients; Geron Corporation is developing imetelstat for the treatment of low-risk MDS; and Roivant Sciences is developing RVT-2001 (licensed from Eisai Co., Ltd.) for the treatment of transfusion-dependent anemia in patients with lower-risk MDS. Competition for eligible patients may make it particularly difficult for us to enroll a sufficient number of patients to complete our clinical trials for our product candidates in a timely and cost-effective manner.
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
In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. While we obtained marketing approval of PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States, we cannot be certain that we will obtain marketing approval of PYRUKYND® in other indications or other jurisdictions. The results of clinical trials of PYRUKYND® for the treatment of PK deficiency do not predict that PYRUKYND® will be efficacious in our ongoing clinical trials in other indications. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. In May 2022, we announced our decision to evolve our approach to exploratory research and drug discovery to prioritize investment in advancing our late lead-optimization research, while continuing to progress our registration-enabling clinical programs in thalassemia, SCD and pediatric PK deficiency and our phase 2a trial in lower-risk MDS. Our resource allocation decisions may cause us to fail to capitalize on viable commercial medicines or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable medicines. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We or others may later discover that PYRUKYND®, or any of our product candidates that may receive marketing approval in the future, is less effective than previously believed or causes undesirable side effects that were not previously identified, which could compromise our ability, or that of any collaborators, to market the product.
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
We have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for approved medicines for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to other third parties. Although we have established sales and marketing capabilities to support our commercial launch of PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States, we may need to further build our sales and marketing infrastructure to maintain our ongoing commercialization efforts and to commercialize PYRUKYND® in other indications or outside of the United States or to commercialize any of our other product candidates for which we obtain marketing approval.
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
We face competition with respect to PYRUKYND® and our current product candidates, and we will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. Potential competitors include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product or our product candidates, such as PK deficiency, thalassemia, SCD and lower-risk MDS. For example, Merck & Co., Inc. and bluebird bio, Inc., or bluebird, are each marketing therapies to treat beta thalassemia, Novartis International AG, Emmaus Life Sciences and Global Blood Therapeutics (which was acquired by Pfizer) are each marketing therapies to treat SCD, Rocket Pharma is conducting a clinical trial of a gene therapy targeting PK deficiency, and a number of other biotechnology companies have product candidates in clinical development in similar indications as ours.
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
There are also a number of product candidates in preclinical or clinical development by third parties to treat GDDs by targeting similar mechanisms of action or target indications as our product candidates. These companies include large pharmaceutical companies, such as Novartis, as well as biotechnology companies of various sizes, such as BioMarin Pharmaceutical Inc., bluebird, Forma (which was acquired by Novo Nordisk), PTC Therapeutics, Inc., Rocket Pharma, and Vertex. Our competitors may develop products that are more effective, safer, more convenient or less costly than PYRUKYND® or any product candidates that we are developing or that would render PYRUKYND® or our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
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
Following the sale of our oncology business to Servier in March 2021, we have focused our resources and efforts on product and product candidates for the treatment of GDDs. The success of the GDD business is subject to various risks and uncertainties, including the possibility that we may not be able to successfully commercialize PYRUKYND®, which was approved by the FDA in February 2022 for the treatment of hemolytic anemia in adults with PK deficiency in the United States, the possibility of adverse clinical and other developments in respect of PYRUKYND® or our other product candidates of the GDD business, and unanticipated changes in applicable laws and regulations that may adversely affect the GDD business.
We developed most of our initial products and product candidates for the treatment of various types of cancer. The sale of our oncology business to Servier, including our approved products at the time of sale, TIBSOVO® and IDHIFA®, has resulted in us being a smaller, less diversified company with a more limited business concentrated on products and product candidates for the treatment of GDDs. As a result, we may be more susceptible to changing market conditions, including fluctuations and risks particular to the markets for patients with GDDs, than a more diversified company, which could adversely affect our business, financial condition and results of operations. In addition, even with the FDA approval of PYRUKYND®, the diversification of our revenues, costs and cash flows has diminished following the sale of our oncology business. Our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments or satisfy other financial commitments may be diminished.
Raising additional capital may restrict our operations, require us to relinquish rights to our technologies or product candidates or cause dilution to our stockholders,
Until such time, if ever, as we can generate substantial product revenue, including from sales of PYRUKYND®, we expect to finance our cash needs primarily through cash on hand, proceeds from the sale of our rights to the royalty on U.S. net sales of TIBSOVO® to entities affiliated with Sagard Healthcare Partners, or Sagard, a potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, in connection with potential future strategic transactions, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We do not have any committed external source of funds other than the potential milestone and royalty payments that we are eligible to receive with respect to vorasidenib under our purchase agreement with Servier. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may require us to enter into agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.
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
•the amount of contingent consideration we ultimately receive from Servier;

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
•operational delays due to the COVID-19 pandemic; and
•operational delays, disruptions and/or increased costs associated with rising global energy prices or energy shortages or rationing.
We have historically incurred operating losses. We expect to incur losses in the future and may never achieve or maintain profitability.
We have a history of incurring operating losses. Our net loss for the nine months ended September 30, 2022 was $268.3 million, and our net income for the nine months ended September 30, 2021 was $1.7 billion. The net income for the nine months ended September 30, 2021 was due to the sale of our oncology business to Servier on March 31, 2021. As of September 30, 2022, we had an accumulated deficit of $507.1 million. Prior to the sale of our oncology business to Servier, we had generated only modest revenue from sales of TIBSOVO® and, prior to our sale to Royalty Pharma of our royalty rights to IDHIFA®, from royalties on sales of IDHIFA®. We have only recently obtained marketing approval for and have begun to commercialize PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. PYRUKYND® is the first product we have received marketing approval for following the sale of our oncology business, including approved products TIBSOVO® and IDHIFA®, to Servier in March 2021. We have neither obtained marketing approval for PYRUKYND® in any other indications or for any indication outside of the United States nor have we obtained marketing approval for any of our other product candidates, all of which are in preclinical or clinical development stages. In June 2021, we submitted a MAA for PYRUKYND® in adults with PK deficiency to the EMA and, and, in September 2022, the CHMP adopted a positive opinion recommending the granting of a marketing authorization for PYRUKYND®. In October 2022, we submitted a marketing authorization application in Great Britain for PYRUKYND® under the European Commission Decision Reliance Procedure. We expect to receive a decision from both the EU and Great Britain regulatory authorities by year-end.
Prior to the sale of our oncology business to Servier, we financed our operations primarily through public offerings of our common stock and our collaboration agreements with Celgene and have devoted substantially all of our efforts to research and development. Following the sale of our oncology business to Servier on March 31, 2021, we have financed and expect to continue to finance our operations primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO® prior to the sale of these royalty rights to Sagard, proceeds from the sale of our rights to the royalty on U.S. net sales of TIBSOVO® to Sagard, a potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA, the actual and potential future sales of PYRUKYND® and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. We expect to continue to incur significant expenses and net losses until such time as we are able to report profitable results. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that we will incur significant expenses if and as we:
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
Upon closing of the sale of our oncology business to Servier, Servier assumed certain liabilities with respect to the oncology business and paid to us: approximately $1.8 billion in cash, net of certain adjustments for the working capital of the oncology business at the time of closing of the transaction and amounts for a representation and warranty insurance policy. In addition, Servier agreed to pay to us:
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
•a royalty payment of 5% of the U.S. net sales (as defined in the purchase agreement with Servier) of TIBSOVO® from the completion of the transaction through loss of exclusivity of TIBSOVO® (we sold our rights to the royalty to Sagard in October 2022); and
•a royalty payment of 15% of the U.S. net sales (as defined in the purchase agreement with Servier) of vorasidenib from its first commercial sale through loss of exclusivity of vorasidenib.
The contingent consideration described above is subject to various risks and uncertainties.
Whether the regulatory approval milestone will be achieved prior to January 1, 2027 is subject to various risks and uncertainties, many of which are outside of the control of the parties, including adverse clinical developments with respect to vorasidenib.
Although to date, prior to the sale to Sagard, we have received royalties from Servier on U.S. net sales of TIBSOVO®, we cannot predict what success, if any, Servier may have in the United States with respect to future sales of vorasidenib, if approved, and, therefore, the amount of royalty payments that we can expect to receive from Servier under the terms of the purchase agreement prior to the loss of exclusivity of vorasidenib. The potential royalty payments with respect to vorasidenib are also subject to deductions and other adjustments under the terms of the purchase agreement, the amounts of which are uncertain as of the date of this report.
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
If either we or any third parties on which we rely are adversely impacted by rising global energy costs or energy shortages or rationing, delays may occur in our product development activities, which delays could have a material adverse impact on our business, financial condition and prospects.
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
Third-party manufacturers may not be able to comply with cGMPs, regulations or similar regulatory requirements on a global basis. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or medicines, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.
We have been monitoring our supply chain network for any disruptions due to the COVID-19 pandemic, and our manufacturers, other than certain CROs based in China, have remained largely unaffected, with any campaign delays experienced to date being limited to a few days in duration. Although global shipping continues to be disrupted due to the pandemic, we have not yet experienced a supply impact. If either we or any third parties on which we rely are adversely impacted by restrictions resulting from the COVID-19 pandemic and/or by rising global energy costs or energy shortages or rationing, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and research and development operations and our product for commercialization.
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
In addition, even after an orphan drug is approved, the FDA can subsequently approve a different product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. The FDA and Congress may reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
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
The prices of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to considerable legislative and executive actions and could impact the prices we obtain for our drug products, if and when approved.
The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States.
To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and Medicaid. To those ends, President Trump issued several executive orders intended to lower the costs of prescription products. Certain provisions of these orders have been reflected in promulgated regulations, including an interim final rule implementing a most favored nation model for prices, which would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries. Such final rule has been subject to a nationwide preliminary injunction, and, on December 29, 2021, Centers for Medicare & Medicaid Services, or CMS, issued a final rule to rescind it. With the issuance of this rule, CMS stated it will explore all options to incorporate value into payments for Medicare Part B drugs and improve beneficiaries’ access to evidence-based care.
In addition, in October 2020, the United States Department of Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2026, by the Infrastructure Investment and Jobs Act.
More recently, with passage of the Inflation Reduction Act in August 2022, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. Further, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.
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
In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved.
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
In the future we may experience growth in the number of our development, regulatory and sales and marketing personnel. To manage any anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
•the decision to focus our efforts on our GDD business following the sale of our oncology business to Servier;
•the evolution of our research organization;
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
As of September 30, 2022, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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

Item 6.    Exhibits

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation	8-K	001-36014	July 30, 2013	3.1
3.2	Second Amended and Restated By-Laws	8-K	001-36014	December 19, 2018	3.1
10.1#	Letter Agreement, dated July 8, 2022, by and between the Company and Brian Goff	10-Q	001-36014	August 4, 2022	10.2
10.2#	Form of Inducement Stock Option Agreement for Brian Goff	10-Q	001-36014	August 4, 2022	10.3
10.3#	Form of Inducement Restricted Stock Unit Agreement for Brian Goff	10-Q	001-36014	August 4, 2022	10.4
10.4#	Form of Inducement Performance Stock Unit Agreement for Brian Goff	10-Q	001-36014	August 4, 2022	10.5
10.5#	Letter Agreement, dated September 16, 2022, by and between the Company and Cecilia Jones					X
10.6#	Form of Inducement Stock Option Agreement for Cecilia Jones	S-8	333- 267624	September 26, 2022	99.1
10.7#	Form of Restricted Stock Unit Agreement for Cecilia Jones	S-8	333- 267624	September 26, 2022	99.2
10.8+#	Form of Inducement Performance Stock Unit Agreement for Cecilia Jones	S-8	333- 267624	September 26, 2022	99.3
10.9#	Amended and Restated Severance Benefits Plan	8-K	001-36014	October 7, 2022	10.1
31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are not embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)					X

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

# Indicates management contract or compensatory plan or arrangement.
+Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGIOS PHARMACEUTICALS, INC.

November 3, 2022	By:	/s/ Brian Goff
Brian Goff Chief Executive Officer (principal executive officer)

November 3, 2022	By:	/s/ Cecilia Jones
Cecilia Jones Chief Financial Officer (principal financial officer)