Form 10-K
period 2022-12-31
AGIOS PHARMACEUTICALS, INC.
filed 2023-02-23
CIK 1439222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐         No   ☑
The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2022 (based on the last reported sale price on the Nasdaq Global Select Market as of such date) was $1,200,277,504.
As of February 17, 2023, there were 55,285,223 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
Cautionary Note Regarding Forward-looking Information
This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” vision” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements regarding:
•our plans to commercialize PYRUKYND® (mitapivat);
•the initiation, timing, progress and results of current and future preclinical studies and clinical trials, and our research and development programs;
•the potential of the isoforms of pyruvate kinase, including PKR, as therapeutic targets;
•the potential benefits of our products and product candidates targeting PKR, including PYRUKYND® (mitapivat) and AG-946, and our PAH stabilizer program;
•our plans to develop and commercialize any additional product candidates for which we may receive approval, either alone or with partners;
•our ability to establish and maintain collaborations or to obtain additional funding, if needed;
•the timing or likelihood of regulatory filings and approvals;
•our strategic vision;
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
•the impact of the COVID-19 pandemic on our business, operations, strategy, goals and anticipated milestones; and
•our estimates regarding our ability to achieve cash flow positivity, expenses, future revenue, capital requirements and needs for additional financing.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in this Annual Report on Form 10-K, particularly in the "Summary Risk Factors" and “Risk Factors” sections, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, in-licensing arrangements, mergers, dispositions, joint ventures or investments we may make.
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
This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. All of the market data used in this Annual Report on Form 10-K involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. We believe that the information from these industry publications, research, surveys and studies is reliable. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of important factors, including those described in the sections titled “Summary Risk Factors” and “Risk Factors.”
Summary Risk Factors
Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. Our principal risks include the following:
•If we do not successfully commercialize PYRUKYND® for the treatment of adults with PK deficiency in the approved jurisdictions and other products for which we receive approval, our prospects may be substantially harmed. Our ability to generate product revenue from PYRUKYND® depends heavily on our successful development and commercialization of the product.
•We depend heavily on the success of our clinical product candidates, including, upon approval, PYRUKYND® for use in indications other than PK deficiency and in other jurisdictions. Clinical trials of our product candidates may not be successful for a number of important reasons. If we or our collaborators are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
•We may engage in in-licensing transactions or acquisitions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources.
•We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
•The COVID-19 pandemic has and may continue to affect our ability to initiate or continue our planned, ongoing and future preclinical studies, clinical trials, disrupt regulatory activities, disrupt our ability to maintain a commercial infrastructure for PYRUKYND® or have other adverse effects on our business and operations.
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
•We are singularly focused on products and product candidates for the treatment of rare diseases. As a result, we may be more susceptible to changing market conditions, including fluctuations and risks particular to the markets for patients with rare diseases, than a more diversified company, which could adversely affect our business, financial condition and results of operations.
•If our existing capital is insufficient to execute our operating plan through major catalysts and to cash-flow positivity, we will need to raise capital, and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
•We have historically incurred operating losses. We expect to incur losses in the future and may never achieve or maintain profitability. Our net loss for the year ended December 31, 2022 was $231.8 million, our net income for the year ended December 31, 2021 was $1,604.7 million and our net loss for the year ended December 31, 2020 was $327.4 million. The net income we generated in the year ended December 31, 2021 was due to the sale of our oncology business to Servier in March 2021. As of December 31, 2022, we had an accumulated deficit of $470.6 million.
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

•We rely and expect to continue to rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.
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
Item 1. Business
General
We are a biopharmaceutical company committed to transforming patients’ lives through leadership in the field of cellular metabolism, with the goal of creating differentiated, small molecule medicines for rare diseases. With a history of focused study on cellular metabolism, we have a deep and mature understanding of this biology, which is involved in the healthy functioning of nearly every system in the body. We accelerate the impact of our portfolio by cultivating connections with patient communities, healthcare professionals, partners and colleagues to discover, develop and deliver potential therapies for rare diseases.
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
We recorded income from royalties of approximately $9.9 million and $6.6 million on U.S. net sales of TIBSOVO® by Servier in the royalty income from gain on sale of oncology business line item within the consolidated statements of operations for the year ended December 31, 2022 and December 31, 2021, respectively.
Sale of Contingent Payments
The consideration for the sale of our oncology business to Servier includes a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, referred to as contingent payments. We recognize the contingent payments in the royalty income from gain on sale of oncology business line item in our consolidated statements of operations in the period when realizable. On October 27, 2022, we sold our rights to future contingent payments to entities affiliated with Sagard Healthcare Partners, or Sagard, and recognized income of $127.9 million within the gain on sale of contingent payments line item in our consolidated statements of operations for the year ended December 31, 2022. We retained our rights to the potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA.
Evolution of our Research Organization
In May 2022, we announced our determination to evolve our approach to exploratory research and drug discovery to focus on our existing late-lead optimization programs and to prioritize in-licensing or acquiring assets for pipeline growth.
We reduced approximately 45 roles focused on exploratory research in connection with this evolution of our research organization, and plan to retain an internal research team focused on roles critical to advancing our current and future late-stage research and early clinical programs. We estimate that this initiative may provide annual average cost savings of approximately $40 million to $50 million associated with research and related expenses between 2023 and 2026.
Business Overview
Rare diseases
The lead product candidate in our portfolio, PYRUKYND® (mitapivat), is an activator of both wild-type and mutant pyruvate kinase, or PK, enzymes for the potential treatment of hemolytic anemias. In February 2022, the FDA approved PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In November 2022, we received marketing authorization from the European Commission for PYRUKYND® for the treatment of PK deficiency in adult patients in the European Union, or EU. In December 2022, we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure. In addition, we are currently evaluating PYRUKYND® in clinical trials for the treatment of thalassemia, sickle cell disease, or SCD, and in pediatric patients with PK deficiency. We are also developing AG-946, a novel PK activator, for the potential treatment of lower-risk myelodysplastic syndrome, or LR MDS, and hemolytic anemias.
In addition to the aforementioned clinical development programs, we continue to invest in our late-stage research program focused on advancing a phenylalanine hydroxylase, or PAH, stabilizer for the treatment of phenylketonuria, or PKU.
With nearly 15 years of focused study in cellular metabolism, we have a deep understanding of this biology, which is involved in the healthy functioning of nearly every system in the body. Building on this expertise, these learnings can be rapidly applied to our clinical trials with the goal of developing medicines that can have a significant impact for patients.
Our Strategy and Long-term Goals
As part of our long-term strategy, we have developed and articulated a strategic vision that delineates our expected evolution in light of our singular focus on rare diseases. We aim to build a sustainable, value-creating company, based on our expertise in cellular metabolism and classical hematology, that develops and delivers differentiated medicines for patients.
By 2026, our vision is to: establish a classical hematology franchise with PYRUKYND® approvals across PK deficiency, thalassemia and SCD; expand our portfolio by advancing AG-946 and our preclinical pipeline as well as through disciplined business development aligned with our core therapeutic focus areas and capabilities; and achieve cash-flow positivity.
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
Cellular Metabolism
Cellular metabolism is involved in the healthy functioning of nearly every system in the body and refers to the set of life-sustaining chemical transformations within the cells of living organisms. The conversion of nutrients into energy via enzyme-catalyzed reactions allows organisms to grow and reproduce, maintain their structures, and respond to their environments. Additionally, metabolites serve as key regulators of diverse aspects of cellular biology, and pharmacologic targeting of metabolism can therefore have disease-modifying effects in a wide variety of pathologies. The chemical reactions of metabolism are organized into metabolic pathways, in which one chemical is transformed through a series of steps into another chemical, by a sequence of enzymes. Enzymes catalyze quick and efficient reactions, serve as key regulators of metabolic pathways, and respond to changes in the cell’s environment or signals from other cells. We believe our deep understanding of cellular metabolism can be rapidly applied to our clinical trials with the goal of developing medicines that can have a significant impact for patients.
Rare diseases
Diseases are typically considered rare if they affect fewer than 200,000 people in the United States, or fewer than five per 10,000 people in France, Germany, Italy, Spain, United Kingdom, or the EU5. Many rare diseases are likely to be under-diagnosed given the lack of available therapies or diagnostics, the rarity of the condition, or limited understanding of how the disease genetics relate to the disease phenotype. It has been shown that small molecule therapies able to specifically correct genetic deficiencies and their associated organ dysfunction may have application in conditions that arise independent of patient genetics but for which identical organ dysfunction occurs. For example, a treatment for a hereditary hemolytic anemia may find direct application in the treatment of a secondarily acquired hemolytic anemia.
Many rare diseases carry severe or life-threatening features. In many of these disorders, the defect of single or multiple genes leads to a deficient expression or function in one or several gene products which collectively manifest in organ dysfunction. As these conditions are by nature congenital and frequently hereditary, they are often detected either by genetic testing or phenotypic diagnosis in newborns or in early childhood. A typical course of many such diseases is inexorable deterioration until death or significant irreversible life-long disability and/or suffering.
Current treatment options for these disorders are generally limited. Severe and sustained diet modification or nutrient supplementation can be beneficial in certain rare diseases. Several of these disorders, from a group known as lysosomal storage diseases, have been treated successfully with enzyme replacement therapy, or ERT, the therapeutic administration of a functional version of the defective enzyme. Examples of ERTs for lysosomal storage disorders include Fabrazyme® for Fabry disease, Myozome® for Pompe disease, Cerezyme® for Gaucher disease, and Elaprase® for Hunter syndrome. In addition, treatment of polygenic conditions such as achondroplasia by Vosoritide® and the monogenic condition, spinal muscular atrophy by gene therapy with Zolgensma® and Spinraza® represent novel technologic approaches to addressing rare diseases.
Most mutations driving rare diseases are intracellular and not amenable to corrective treatment with enzyme replacement therapies. Novel technologic approaches such as gene therapy are also being tested in a minority of conditions and are technologies with limited application based on cost, complexity and patient selection factors. Despite the promising progress made for patients with a small group of rare diseases, the majority of patients with these diseases have few therapeutic options, and the standard of care for many such conditions is palliative, meaning treatment of symptoms with no effect on underlying disease mechanisms. Our goal is to develop mechanistically specific, small molecule approaches with the potential to have disease modifying and long-term rather than palliative effects. We are taking a novel small molecule approach to correct the defects within diseased cells with a goal of developing transformative medicines for patients.
Classical hematology
Classical hematology refers to the study and treatment of blood disorders that are not cancerous, including thrombotic and hemorrhagic disorders, anemia, thrombocytopenia, disorders of iron metabolism and hemoglobin disorders. Many of these diseases are debilitating, have a negative impact on patients’ quality of life and are associated with severe complications and/or shortened life expectancy. Despite the significant need for novel therapies and improved patient care, there is a shortage of research and trained specialists in the field of classical hematology, and patients with these disorders are often underserved and experience health disparities and inequity. In addition, even in diseases in which some progress has been made, large subsets of the disease may remain underserved. Our goal is to develop transformative oral treatments for patients with various classical hematological disorders through broad clinical development programs in order to address the unmet needs of a large range of patients.
Our Development Programs
We believe that leveraging our core capabilities in cellular metabolism combined with our singular focus on rare diseases and our differentiated expertise in classical hematology has significantly enhanced our ability to advance new therapeutic candidates and bring innovative medicines to patients in need. We have a proven track record of developing new therapeutic approaches and multiple proprietary first-in-class orally available small molecules.

The following summarizes our approved product and most advanced clinical product candidates, each of which is described in further detail below.
PK Activator Program
PK is the enzyme involved in the second to last reaction in glycolysis — the conversion of glucose into lactic acid. This enzyme has several tissue-specific isoforms (PKR, PKL, PKM1 and PKM2). Pyruvate kinase-R, or PKR, is the isoform of PK that is present in red blood cells, or RBCs. Mutations in PKR cause defects in RBC glycolysis and lead to a hematological rare disease known as PK deficiency. Glycolysis is the only pathway available for RBCs to maintain the production of adenosine triphosphate, or ATP, which is a form of chemical energy within cells. Accordingly, we believe that activation of mutant forms of PKR can restore glycolytic pathway activity and increase RBC health in patients with PK deficiency, and activation of wild-type (non-mutated) PKR can increase ATP which can then meet the increased demands resulting from metabolic stress in RBCs of patients with hemolytic anemias such as thalassemia and SCD.

PK Deficiency
PK deficiency is a rare genetic disorder and disease understanding is still evolving. We estimate that the prevalence of PK deficiency is between approximately 3,000 and 8,000 individuals in the United States and EU5 and we believe that the disease is likely under-diagnosed. PK deficiency leads to a shortened life span for RBCs and is the most common form of non-spherocytic hemolytic anemia in humans.
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
Thalassemia
Thalassemia is a hereditary blood disorder in which mutations in the α- or β-globin chains of hemoglobin lead to globin chain precipitates and aggregates that disturb the RBC membrane and induce oxidative stress, leading to decreased survival of RBC precursors, ineffective erythropoiesis, hemolysis of mature RBCs, and anemia. We estimate that the prevalence of thalassemia is between 18,000 and 23,000 individuals in the United States and EU5. In addition to anemia, patients with thalassemia can experience enlarged spleen, bone deformities, iron overload, fatigue, and infection. Current treatment strategies for thalassemia include blood transfusion and bone marrow transplantation, as well as newer therapies such as Reblozyl® for the treatment of β-thalassemia. We believe that the activation of wild-type PKR may increase ATP production and improve red cell fitness and survival of thalassemic RBCs, by increasing the clearance globin chain aggregates through ATP-dependent proteolytic mechanisms.
Sickle Cell Disease
SCD is an inherited blood disorder caused by mutations in hemoglobin that enable the hemoglobin to form long polymeric chains under certain conditions such as low oxygenation, or deoxygenation. Polymerization of this irregular hemoglobin results in RBCs taking on a sickle shape, causing them to aggregate and obstruct small blood vessels, restricting blood flow to organs resulting in pain, cell death and organ damage. We estimate that the prevalence of SCD is between 120,000 and 135,000 individuals in the United States and EU5. RBC deoxygenation is modulated by several factors, including the levels of 2,3-diphosphoglycerate, or 2,3-DPG, which is found to be elevated in sickle cell patient RBCs. Current treatment strategies focus on managing and preventing acute RBC sickling, and include hydroxyurea, L-glutamine and blood transfusions, as well as recently approved therapies such as Adakveo® and Oxbryta®. We believe that activation of wild-type PKR in patients with SCD may reduce hemoglobin polymerization and the sickling process by at least two mechanisms. Reducing the level of 2,3-DPG in RBCs would increase the oxygenation state of hemoglobin to reduce sickling, while increasing the levels of ATP may improve RBC hydration status which may also inhibit the sickling process.
Lower Risk MDS
MDS is a heterogeneous group of rare hematological malignancies characterized by dysfunctional hematopoiesis (or formation of blood cells), progressive cytopenia (or lower-than-normal number of blood cells) and an increased risk of progression to acute myeloid leukemia. The most common type of MDS is lower risk, or LR, MDS, but many existing therapies and therapies under development focus on high risk MDS. Among patients with LR MDS, which is less likely to progress to acute myeloid leukemia, the primary concern is symptomatic anemia. We estimate that the prevalence of LR MDS in the United States and EU5 is between 75,000 and 80,000 individuals. We believe that activation of wild-type PK in LR MDS patients may improve deficient PK activity in MDS erythrocytes. Current treatment options for LR MDS often require in-office visits and transfusions, and erythropoiesis stimulating agents and Reblozyl® (luspatercept-aamt) are the only approved therapies to treat anemia in a subset of patients. Despite approved therapies in subsets of patients, LR MDS associated anemia remains a disease with a high unmet medical need.
Phenylketonuria
Phenylketonuria, or PKU, is a rare, genetic disease caused by deficiency of the PAH enzyme. Lack of PAH activity leads to the accumulation of phenylalanine and downstream neurocognitive deficits. Patients with PKU are therefore often advised to consume a highly restricted diet to in order to minimize phenylalanine intake, which can further reduce patient quality of life. We estimate that the prevalence of PKU in the United States and EU5 is between 35,000 and 40,000 individuals. To directly address the underlying cause of PKU, we are developing a PAH stabilizer with a goal of reducing phenylalanine levels.
PYRUKYND® (mitapivat): First-in-Class PK Activator
We are developing PYRUKYND® for the treatment of PK deficiency and other hemolytic anemias such as thalassemia and SCD. PYRUKYND® is an orally available small molecule and a potent activator of the wild-type and mutated PK enzymes.
In February 2022, the FDA approved PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In November 2022, we received marketing authorization from the European Commission for PYRUKYND® for the treatment of PK deficiency in adult patients in the EU. In December 2022, we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure. In addition, we are currently evaluating PYRUKYND® in clinical trials for the treatment of thalassemia, SCD, and in pediatric patients with PK deficiency. We have worldwide development and commercial rights to PYRUKYND® and expect to fund the future development and commercialization costs related to this program. PYRUKYND® has been granted orphan drug designation for the treatment of PK deficiency by the FDA and the European Medicines Agency, or EMA. Additionally, PYRUKYND® has received orphan drug designation from the FDA for the treatment of thalassemia and SCD. We have built our commercial infrastructure to support the commercial launch of PYRUKYND® in adult PK deficiency in the United States. We are currently providing access to PYRUKYND® free of charge for eligible patients in the EU and Great Britain through a global managed access program. Beyond the global managed access program, we continue to evaluate options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities.
We are evaluating PYRUKYND® in the following clinical trials:
•ENERGIZE, a phase 3, double-blind, randomized, placebo-controlled multicenter study evaluating the efficacy and safety of PYRUKYND® as a potential treatment for adults with non-transfusion-dependent α- or β-thalassemia, defined as ≤5 RBC units during the 24-week period before randomization and no RBC transfusions ≤8 weeks before providing informed consent or during the screening period. The primary endpoint of the trial is percentage of patients with hemoglobin response, defined as a ≥1.0 g/dL increase in average hemoglobin concentration from Week 12 through Week 24 compared with baseline. Secondary endpoints include markers of hemolysis and ineffective erythropoiesis, as well as patient-reported outcome measures. This trial is enrolling patients, and we expect to complete enrollment by mid-year 2023.
•ENERGIZE-T, a phase 3, double-blind, randomized, placebo-controlled multicenter study evaluating the efficacy and safety of PYRUKYND® as a potential treatment for adults with transfusion-dependent α- or β-thalassemia, defined as 6 to 20 RBC units transfused and ≤6-week transfusion-free period during the 24-week period before randomization. The primary endpoint of the trial is percentage of patients with transfusion reduction response, defined as a ≥50% reduction in transfused RBC units with a reduction of ≥2 units of transfused RBCs in any consecutive 12-week period through Week 48 compared with baseline. Secondary endpoints include additional transfusion reduction measures and percentage of participants with transfusion-independence. This trial is enrolling patients, and we expect to complete enrollment by mid-year 2023.
•RISE UP, a phase 2/3 study evaluating the efficacy and safety of PYRUKYND® in SCD patients who are 16 years of age or older, have had between two and 10 sickle cell pain crises in the past 12 months, and have hemoglobin within the range of 5.5 to 10.5 g/dL during screening. The phase 2 portion of the trial includes a 12-week randomized, placebo-controlled period in which participants will be randomized in a 1:1:1 ratio to receive 50 mg PYRUKYND® twice daily, 100 mg PYRUKYND® twice daily or matched placebo. The primary endpoints are hemoglobin response, defined as ≥1 g/dL increase in average hemoglobin concentration from Week 10 through Week 12 compared to baseline, and safety. These data will be used to establish a clear dosing paradigm for the phase 3 portion. The phase 3 portion includes a 52-week randomized, placebo-controlled period in which participants will be randomized in a 2:1 ratio to receive the recommended PYRUKYND® dose level or placebo. The primary endpoints are hemoglobin response, defined as ≥1 g/dL increase in average hemoglobin from baseline to Week 52, and annualized rate of sickle cell pain crises. Participants who complete either the phase 2 or phase 3 portion will have the option to move into a 216-week open-label extension period to continue to receive PYRUKYND®. The phase 2 portion of this trial has been fully enrolled, and we expect to announce the data from the phase 2 portion of this trial and decide whether we are initiating the phase 3 portion of this trial by mid-year 2023.
•ACTIVATE-kids and ACTIVATE-kidsT, double-blind phase 3 studies evaluating the efficacy and safety of PYRUKYND® as a potential treatment for PK deficiency in not regularly transfused and regularly transfused patients between one and 18 years old, respectively. The primary endpoint of ACTIVATE-kids is percentage of patients with hemoglobin response, defined as ≥1.5 g/dL increase in hemoglobin concentration from baseline that is sustained at two or more scheduled assessments at weeks 12, 16, and 20 during the double-blind period. The primary endpoint of ACTIVATE-kidsT is transfusion reduction response, defined as ≥33% reduction in total RBC transfusion volume from week 9 through week 32 of the double-blind period. Both trials are enrolling patients, and we expect to enroll at least half of the patients by year-end 2023.
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
•In collaboration with the Company, the National Institutes of Health, or NIH, is evaluating PYRUKYND® in a phase 1 trial in patients with SCD pursuant to a cooperative research and development agreement. The core trial period has completed, and the long-term extension study is ongoing. In June 2020, clinical proof of concept was established based on a preliminary analysis of the data from this trial.
•In collaboration with the Company, UMC Utrecht, or UMC, is evaluating PYRUKYND® in patients with SCD pursuant to an investigator sponsored trial agreement. The trial has completed enrollment and patient follow-up is ongoing, and a 2-year extension study has been activated for patients who complete the follow-up period.
AG-946 and Other Programs
We are developing AG-946, a novel PK activator, for the potential treatment of LR MDS and hemolytic anemias. We are evaluating AG-946, in a phase 1 trial of AG-946 in healthy volunteers and in patients with SCD. We have presented data from the healthy volunteer cohort, and we have initiated the SCD patient cohort of this trial. We are evaluating AG-946 in a phase 2a study in adults with LR MDS, and we expect to complete enrollment by year-end 2023.
In addition to the aforementioned development programs, we are advancing our late-stage research program focused on a PAH stabilizer for the treatment of PKU, for which we expect to file an investigational new drug application by year-end 2023.
Intellectual Property
Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our product candidates and our core technologies, including novel biomarker and diagnostic discoveries, and other know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing on our proprietary or intellectual property rights. Our policy is to seek to protect our proprietary and intellectual property position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on confidential information, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. We may also choose to rely on trade secrets to protect certain aspects of our business that are not suitable or appropriate for patent protection.
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
PK activator program
The patent portfolio for our PK activator program contains issued patents and pending patent applications directed to compositions of matter for PYRUKYND®, as well as to related compounds, various solid state forms of PYRUKYND®, compositions of matter for additional PKR activators, such as AG-946, as well as methods of use for these novel compounds. As of February 1, 2023, we owned 11 issued U.S. patents and 190 issued foreign patents, and have pending patent applications in the US and in various foreign jurisdictions. The patents that have issued or will issue for our PK activator program will have a statutory expiration date of at least 2030 to 2042. Patent term adjustments or patent term extensions could result in later expiration dates. In some cases, the term of a US patent can be shortened by the filing of a terminal disclaimer which operates to reduce the term of a patent to that of an earlier expiring patent. The foreign issued patents and pending patent applications are in a number of jurisdictions, including Argentina, Australia, Austria, Belgium, Brazil, Canada, China, the Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Japan, Lebanon, Lithuania, Mexico, the Netherlands, Norway, Poland, Portugal, Romania, Russia, Saudi Arabia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey, and the United Kingdom. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office, or USPTO, can be significantly narrowed by the time they issue, if they issue at all. We expect this could be the case with respect to some of our pending patent applications referred to above.
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

Competition
The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, development experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies, and public and private research institutions. PYRUKYND® and any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.
We compete in the areas of pharmaceutical, biotechnology and other related markets that address rare diseases, particularly hemolytic anemias and PKU. There are other companies working to develop therapies in the field of rare diseases, including divisions of large pharmaceutical companies and biotechnology companies of various sizes.
Our competitors include: Bristol-Myers Squibb Company, or BMS; BioMarin Pharmaceutical, Inc., or BioMarin; bluebird bio, Inc., or bluebird; Merck & Co., Inc., or Merck; Novartis International AG, or Novartis; Novo Nordisk A/S, or Novo; Pfizer, Inc., or Pfizer;; Rocket Pharma LTD, or Rocket Pharma; Vertex Pharmaceuticals Incorporated, or Vertex, Emmaus Life Sciences, or Emmaus, Fibrogen, Inc., or Fibrogen, Fulcrum Therapeutics, Inc., or Fulcrum, and Geron Corporation, or Geron.
The most common methods for treating patients with rare diseases include dietary restriction, dietary supplementation or replacement, treatment of symptoms and complications, gene therapy, blood transfusions, stem cell transplant and enzyme replacement therapies. There are a number of marketed therapies available for treating patients with hemolytic anemias and PKU. For example, recently approved treatments for thalassemia, SCD, LR MDS and PKU include Reblozyl® from Merck/BMS (formerly Acceleron/BMS); Revlimid® from BMS; Lentiglobin® from bluebird; Adakveo® from Novartis; Oxbryta® from Pfizer; Kuvan® and Palynziq® from BioMarin and Endari® from Emmaus. While our product and product candidates may compete with existing medicines and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product or product candidates may not be competitive with them. In addition to currently marketed therapies, there are also a number of products that are either small molecules, biologics, enzyme replacement therapies or gene therapies in various stages of clinical development to treat hemolytic anemias and PKU. For example, Rocket Pharma is conducting a clinical trial of a gene therapy targeting PK deficiency, Novo is developing etavopivat (a PKR activator) for the treatment of hemolytic anemias, including thalassemia, SCD and MDS, Pfizer is developing inclacumab and GBT-601 for the treatment of SCD, Fibrogen is developing roxadustat for the treatment of anemia in MDS patients, Geron is developing imetelstat for the treatment of LR MDS, Vertex is developing a gene therapy targeting SCD, and Fulcrum is developing FTX-6058 in SCD, and a number of companies, including PTC Therapeutics, Inc., or PTC, Synlogic, Inc., or Synlogic, and Jnana Therapeutics, Inc., or Jnana, are developing therapies to treat PKU. These products in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide competition for any of our product or product candidates for which we obtain market approval.
Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and globally marketing approved medicines than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring or in-licensing technologies complementary to, or necessary for, our programs. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.
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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize medicines that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any medicines that we may develop. Our competitors also may obtain FDA or other regulatory approval for their medicines more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic or other branded medicines. There are many generic medicines currently on the market for the indications that we are pursuing, and additional medicines are expected to become available on a generic basis over the coming years. We expect that PYRUKYND® and any of our product candidates that may receive marketing approval in the future will be priced at a significant premium over competitive generic medicines.

Manufacturing and Supply Chain
PYRUKYND®, AG-946, and PAH are organic compounds of low molecular weight, generally called small molecules. They can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale-up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.
We do not own or operate, and currently have no plans to establish, any manufacturing or supply chain related facilities. We currently, and expect to continue to, rely on third parties for the manufacture and supply of our clinical and preclinical product candidates, as well as for commercial manufacture of PYRUKYND® and any product for which we may receive marketing approval in the future. We conduct extensive prequalification programs to ensure the compliance, quality and reliability of third-party manufacturing and supply operations.
To date, we have obtained materials for PYRUKYND® and AG-946 for our ongoing and planned clinical testing from third-party manufacturers. We have long-term commercial manufacture and supply agreements in place for PYRUKYND®, and we obtain our supplies from these manufacturers on a purchase order basis.
Due to the volatility of the supply networks globally, we have gained regulatory approval for redundant supply of raw materials and active pharmaceutical ingredient, or API, for PYRUKYND®, and have an ongoing program to ensure this risk mitigation remains effective, including establishing safety stocks. We do not currently have arrangements in place for redundant supply for drug product, but maintain a broad safety stock program. As we have done for PYRUKYND®, we intend to identify and qualify additional manufacturing and supply related services for our other product candidates prior to submission of an NDA to the FDA.
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
Approval and Regulation of Drugs in the United States
In the United States, drug products are regulated under the Federal Food, Drug and Cosmetic Act, or FDCA, and applicable implementing regulations and guidance. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor.
A sponsor seeking approval to market and distribute a new drug in the United States generally must satisfactorily complete each of the following steps before the product candidate will be approved by the FDA:
•preclinical testing including laboratory tests, animal studies and formulation studies which must be performed in accordance with the FDA’s good laboratory practice, or GLP, regulations and standards;
•design of a clinical protocol and submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;
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
Preclinical Studies
Before a sponsor begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards, and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND and are typically referred to as IND-enabling studies. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.
The IND and IRB Processes
An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.
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

Reporting Clinical Trial Results
Under the Public Health Service Act, sponsors of certain clinical trials of certain FDA-regulated products, including prescription drugs and biologics, are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the NIH. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. With the issuance of several notices of non-compliance since April 2021, the FDA and NIH have recently signaled the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. The failure to submit clinical trial information to clinicaltrials.gov is also a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.
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
Phase 2 clinical trials are generally conducted to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications, and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials. Phase 2 clinical trials are well controlled, closely monitored and conducted in a limited patient population.
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
Review and Approval of an NDA
In order to obtain approval to market a drug product in the United States, a marketing application must be submitted to the FDA that provides sufficient data establishing the safety and efficacy of the proposed drug product for its intended indication. The application must include all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a product use, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the drug product to the satisfaction of the FDA.
The NDA is a vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2023 is approximately $3.25 million. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2023 is approximately $394,000 per product. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.
Following submission of an NDA, the FDA conducts a preliminary review of the application generally within 60 calendar days of its receipt and must inform the sponsor at that time or before whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept the application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which the FDA accepts the application for filing. The review process and the PDUFA goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission.
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
In addition, as a condition of approval, the FDA may require a sponsor to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. REMS could include medication guides, communication plans for health care professionals, and elements to assure safe use, including special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patent registries. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events and whether the product is an NME.
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
The FDA’s Decision on an NDA
Based on its evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for the approved indications. A complete response letter generally indicates that the review cycle is complete and outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. A sponsor has one year to respond to the deficiencies identified in the complete response letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
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
Under the Ensuring Innovation Act, signed into law in 2021, the FDA must publish action packages summarizing its decisions to approve new drugs within 30 days of approval of such drugs.
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
The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information, although it may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. In the United States, health care professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. In September 2021, the FDA published final regulations that describe the types of evidence that the agency will consider in determining the intended use of a drug or biologic.
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
Section 505(b)(2) NDAs
NDAs for most new drug products are based on two full clinical trials which must contain substantial evidence of the safety and efficacy of the proposed new product for the proposed use. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the sponsor for approval of the application “were not conducted by or for the sponsor and for which the sponsor has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”
Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the sponsor. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the 505(b)(2) sponsor can establish that reliance on the FDA’s previous approval is scientifically appropriate, the sponsor may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) sponsor.
Generic Drugs and Regulatory Exclusivity
In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. Such previously approved drugs are known as the reference listed drugs, or RLDs. Abbreviated new drug applications, or ANDAs, for generic drugs generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, the sponsor may rely on the preclinical and clinical testing previously conducted for the RLD.
Under the Hatch-Waxman Act, the FDA may not approve an ANDA or 505(b)(2) application until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity, or NCE. For the purposes of this provision an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, a generic or follow-on drug application may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the sponsor may submit its application four years following the original product approval.
The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the sponsor and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as new indications, dosage forms, route of administration, combination of ingredients. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the

FDA from accepting ANDAs or 505(b)(2) NDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product; rather, this three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving follow-on applications for drugs containing the original active ingredient.
Upon submission of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the sponsor’s product or an approved method of using the product. Upon approval of a new drug, each of the patents listed by the NDA sponsor is published in the FDA's publication "Approved Drug Products with Therapeutic Equivalence Evaluations," also referred to as the Orange Book. When an ANDA sponsor files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book. Specifically, the sponsor must certify: (i) the required patent information has not been filed, (ii) the listed patent has expired, (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration or (iv) the listed patent is invalid, unenforceable or will not be infringed by the new product. To the extent that the Section 505(b)(2) sponsor is relying on studies conducted for an already approved product, the sponsor is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA sponsor would.
A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the sponsor does not challenge the listed patents, the ANDA or 505(b)(2) NDA will not be approved until all the listed patents claiming the referenced product have expired.
If the ANDA sponsor or the 505(b)(2) sponsor has provided a Paragraph IV certification to the FDA, the sponsor must also send notice of the Paragraph IV certification to the NDA owner and patent holders once the ANDA or 505(b)(2) NDA has been accepted for filing by the FDA. The NDA owner and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) sponsor.
Pediatric Studies
Under the Pediatric Research Equity Act of 2003, or PREA, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The sponsor, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time.
For drugs intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of a sponsor, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss pediatric study plans with sponsors, and the FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than ninety (90) days after the FDA’s receipt of the study plan.
The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law now requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA maintains a list of diseases that are exempt from the requirements of the PREA.
Pediatric Exclusivity
Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months to the term of any existing patent or regulatory exclusivity for drug products. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. With regard to patents, the six-month pediatric exclusivity period will not attach to any patents for which a generic (ANDA or 505(b)(2) NDA) sponsor submitted a Paragraph IV certification, unless the NDA sponsor or patent owner first obtains a court determination that the patent is valid and infringed by a proposed generic product.
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
Orphan drug exclusivity will also not bar approval of another product under certain circumstances, including if a subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan exclusivity regardless of a showing of clinical superiority.
In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded that orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” It is unclear how this court decision will be addressed by the FDA and Congress.
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
•the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, or HHS, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to health care items or services that are reimbursed by non-government third-party payors, including private insurers.
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
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which will remain in effect through 2031. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act and subsequent legislation, these Medicare reductions were reduced and suspended through the end of June 2022 with the full 2% cut resuming thereafter.
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
The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden rescinded those orders and issued a new executive order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this executive order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and under the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.
Pharmaceutical Prices
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
In November 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule went into effect on January 1, 2023. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2026 by the Infrastructure Investment and Jobs Act. In addition, in response to an executive order from President Biden, the HHS recently released a plan to reduce pharmaceutical prices.
More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Medicare Part D drugs in 2027, 15 Medicare Part B or Part D drugs in 2028, and 20 Medicare Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.
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
Review and Approval of Medicinal Products in the European Union
In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy, and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable non-U.S. regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the EU generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.
Clinical Trial Approval
Before the new Clinical Trial Regulation, (EU) No 536/2014, or the Clinical Trial Regulation came into application in January 2022, requirements for the conduct of clinical trials in the EU including GCP were set forth in the Clinical Trials Directive 2001/20/EC, or the Clinical Trials Directive, and the GCP Directive 2005/28/EC, or the GCP Directive. Under this system, a sponsor must obtain prior approval from the competent national authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the sponsor may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an investigational medicinal product dossier (the Common Technical Document) with supporting information prescribed by the Clinical Trials Directive and the GCP Directive, where relevant the implementing national provisions of the individual EU Member States and further detailed in applicable guidance documents.
In April 2014, the Clinical Trial Regulation was adopted. The Clinical Trial Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the EU Portal and Database; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted, or Concerned Member States. Part II is assessed separately by each Concerned Member State. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the Concerned Member State. However, overall related timelines will be defined by the Clinical Trial Regulation.
The Clinical Trial Regulation came into application on January 31, 2022 and is directly applicable in all the EU Member States, repealing the previous Clinical Trials Directive. Conduct of all clinical trials performed in the EU were bound by previously applicable provisions until the new Clinical Trial Regulation became applicable. If a clinical trial continues for more than three years from the day on which the Clinical Trial Regulation became applicable, the Clinical Trial Regulation will begin to apply to the clinical trial as of the time of its effectiveness.
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
Marketing Authorization
To obtain a marketing authorization for a product under EU regulatory systems, a sponsor must submit an MAA either under a centralized procedure administered by the EMA, or one of the procedures administered by competent authorities in the EU Member States, decentralized procedure; national procedure; or mutual recognition procedure.
The centralized procedure provides for the grant of a single marketing authorization by the EMA that is valid in all EU Member States, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products, and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. The centralized procedure may at the request of the sponsor also be used in certain other cases. The centralized procedure is optional for products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health.
Under the centralized procedure, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the sponsor in response to questions of the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and from the viewpoint of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding stop clocks.
There are also two other possible routes to authorize medicinal products in several EU countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:
•Decentralized procedure. Using the decentralized procedure, a sponsor may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure. The sponsor may choose a member state as the reference member state to lead the scientific evaluation of the application.
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
Under the above-described procedures, before granting the marketing authorization, the EMA or the competent authorities of the Member States of the European Economic Area, or EEA, make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.
Conditional Approval
The European Commission may also grant a so-called “conditional marketing authorization” prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional marketing authorizations may be granted for product candidates (including medicines designated as orphan medicinal products), if (i) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases, (ii) the risk-benefit balance of the product candidate is positive; (iii) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data; (iv) the product fulfills an unmet medical need; and (v) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new clinical studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization, but applicants can also request the EMA to conduct an accelerated assessment, for instance in cases of unmet medical needs.

Regulatory Data Protection in the EU
In the EU, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance with the centralized authorization procedure. Data exclusivity prevents sponsors for authorization of generics of these innovative products from referencing the innovator’s data to assess a generic (abridged) application for a period of eight years. During an additional two-year period of market exclusivity, a generic MAA can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be an NCE so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical, preclinical and clinical trials.
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
Pediatric Studies and Exclusivity
Prior to obtaining a marketing authorization in the EU, sponsors must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the adult population. Before an MAA can be filed or an existing marketing authorization can be amended, the EMA requests that companies comply with the agreed studies and measures listed in each relevant PIP. If a sponsor obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate, or SPC, or alternatively a one year extension of the regulatory market exclusivity from ten to eleven years, as selected by the marketing authorization holder.
Orphan Drug Designation and Exclusivity
Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a drug can be designated as an orphan drug by the European Commission if its sponsor can establish that the product is intended for the diagnosis, prevention or treatment of: (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made; or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment. For either of these conditions, the sponsor must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug will be of significant benefit to those affected by that condition.
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
Patent Term Extensions
The EU also provides for patent term extension through SPCs. The rules and requirements for obtaining an SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. In certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained. Although SPCs are available throughout the EU, sponsors must apply on a country by country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the EU.
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
•The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and API, including the manufacture of API outside of the EU with the intention to import the API into the EU.
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
Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The EC initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU.
Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR, including in relation to data transfers.

Brexit and the Regulatory Framework in the United Kingdom
The U.K.'s withdrawal from the EU took place on January 31, 2020. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law, the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU. Since a significant proportion of the regulatory framework for pharmaceutical products in the U.K. covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. For example, the U.K. is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market any product candidates in the U.K. Until December 31, 2023, it is possible for the MHRA to rely on a decision taken by the European Commission/EMA's CHMP on the approval of a new marketing authorization via the centralized procedure, which is the Reliance Procedure.
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
Employees and Human Capital
As of December 31, 2022, we had 389 full-time employees and 4 part-time employees, all based in the United States and of which 101 held Ph.D., Pharm.D. or M.D. degrees. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We also retain independent contractors to support the goals of our organization. We prioritize our employee experience and we are proud of our strong employee and contractor relations.
We understand that attracting, retaining, engaging and supporting our talented team and maintaining a diverse and inclusive organization is critical to our success and our ability to increase the value we can provide for patients, shareholders and all stakeholders.
We strive to cultivate a positive, respectful and fair work environment guided by the following three pillars:
•Flexibility: We provide flexible work arrangements which result in happier, more engaged and more productive employees. We encourage a culture that promotes different perspectives, different work styles, health and wellness, care of families and productivity.
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
We are committed to fostering a welcoming and diverse workplace in which individuals from a variety of backgrounds can thrive. Our diversity and inclusion program focuses on valuing three types of differences:
•Representative differences (demographic diversity, such as gender, race, ethnicity, sexual orientation)
•Experiential differences (identities based on life experiences that may change over time)
•Cognitive differences (unique ways of understanding and interpreting the world)
We are a majority female organization and we maintain significant representation at all levels, including the Board of Directors. As of December 31, 2022, 59% of our workforce were women. Racial and ethnic diversity continues to be an area of focus for improvement at the Company. As of December 31, 2022, 31% of our workforce were ethnically diverse and 38% of all new hires that joined the Company in 2022 were ethnically diverse. We have an active cross-functional diversity council that furthers our commitment to building a diverse and inclusive organization by:
•Representing and reflecting the different voices in the Agios community
•Furthering the work of diversity, equity and inclusion at Agios and in our communities
•Working in partnership with our leadership, human resources and employee resource groups to share, drive and lead our diversity, equity and inclusion efforts
We recognize that there is still important progress to be made, particularly as it relates to Black and Latino representation at our company, and this remains an area of continued emphasis for us.
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
The COVID-19 pandemic evolved throughout 2022 and we continued to demonstrate our commitment to the health and well-being of our employees, our patients and our community. We continue to monitor local and national public health data to determine if adjustment to our work practices is needed. We have maintained a mandatory vaccination policy for all employees, regardless of their role or work locations, subject to limited exceptions. Thoughtful management of our COVID-19 response continues to be a priority for our leadership team.
We have maintained our "Future of Work” policy providing employees whose roles do not require an onsite or in field presence with an opportunity to choose the right working arrangement for them: whether remote; hybrid with time split between home or the office; or primarily onsite in our Cambridge office, and we continue to evaluate how we can enhance these arrangements for an optimal employee experience. The opportunity to work remotely has enabled us to hire a more diverse team including individuals from different locations and backgrounds and with a variety of responsibilities in their personal lives. In 2022, 67% of our new hires chose to work remotely.
We believe our ability to embrace change and our long-standing culture and values around flexibility and connection have helped us deliver for patients.
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

A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation & People Committee, and Nominating and Corporate Governance Committee are posted on our website, www.agios.com, under the heading “Corporate Governance” and are available in print to any person who requests copies by contacting us by calling (617) 649-8600 or by writing to Agios Pharmaceuticals, Inc., 88 Sidney Street, Cambridge, Massachusetts 02139.

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
In February 2022, we obtained marketing approval from the FDA for PYRUKYND® (mitapivat) for the treatment of hemolytic anemia in adults with pyruvate kinase (PK) deficiency in the United States. In November 2022, we received marketing authorization from the European Commission for PYRUKYND® for the treatment of PK deficiency in adult patients in the EU, and in December 2022 we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure. PYRUKYND® is the first product for which we have received marketing approval following the sale of our oncology business to Servier in March 2021 and PYRUKYND® is the first product in our rare disease portfolio that has received marketing approval. As of the date of this Annual Report on Form 10-K, we are in the process of commercially launching PYRUKYND® in the United States. Our ability to generate meaningful revenue from PYRUKYND® will depend heavily on our successful development and commercialization of the product.
The development and commercialization of PYRUKYND® could be unsuccessful if:
•the medical community and third-party payors do not accept PYRUKYND® as safe, efficacious and cost-effective for the treatment of adults with PK deficiency in the approved jurisdictions;
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
•we fail to obtain marketing approval of PYRUKYND® in other indications;
•new significant safety, manufacturing and/or quality risks are identified;
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

We depend heavily on the success of our clinical product candidates, including our lead product candidate PYRUKYND®, upon approval, for use in indications other than PK deficiency. Clinical trials of our product candidates may not be successful for a number of important reasons. If we or our collaborators are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
We have invested a significant portion of our efforts and financial resources in the identification of our product candidates and development of our most advanced clinical programs, including PYRUKYND®. Our ability to generate meaningful product revenue will depend heavily on the successful clinical development and eventual commercialization of our current and any future product candidates, including PYRUKYND®. While we obtained marketing approval of PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States and marketing authorization of PYRUKYND® for the treatment of adults with PK deficiency in the European Union and Great Britain, we cannot be certain that we will obtain marketing approval of PYRUKYND® in indications other than PK deficiency.
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
•the number of patients required for clinical trials of our product candidates may be larger than we anticipate; enrollment in these clinical trials, which may be particularly challenging for some of the orphan diseases we target in our rare disease programs, may be slower than we anticipate; or participants may drop out of these clinical trials at a higher rate than we anticipate;
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

The COVID-19 pandemic has and may in the future affect our ability to initiate or continue our planned, ongoing and future preclinical studies, clinical trials, disrupt regulatory activities, disrupt our ability to maintain a commercial infrastructure for our product or have other adverse effects on our business and operations. In addition, this pandemic may continue to adversely impact economies worldwide, which could result in adverse effects on our business and operations.
In response to the COVID-19 pandemic, we began requiring all employees, regardless of role or work location, to be fully vaccinated against COVID-19, as defined by CDC guidelines, subject to limited exceptions.
We may face disruptions that may affect our ability to initiate and complete preclinical studies and clinical trials including disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates and laboratory supplies for planned and ongoing clinical trials, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. Although we have experienced disruptions to certain clinical and research activities at our contract research organizations, or CROs, due to recent COVID-19 surges, we have enrolled, and seek to enroll, patients in our clinical trials at sites located both in the United States and internationally. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis was and may again in the future be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. We have faced and may in the future face difficulties recruiting or retaining patients in our ongoing clinical trials because of the pandemic. Patients enrolled in our clinical trials may be unable or unwilling to visit clinical trial sites which may impact the collection of important clinical trial data and has, and may in the future, necessitate remote data verification. In addition, limitations on the ability to visit sites has affected, and may continue to affect, our enrollment timelines for our clinical trials, and may adversely affect the timing of completion of our clinical trials or our ability to complete clinical trials in a fully compliant manner. Additionally, the potential suspension of clinical trial activity at clinical trial sites or reduced availability of CRO personnel may have an adverse impact on our clinical trial plans and timelines.
We have been monitoring our supply chain network for disruptions due to the COVID-19 pandemic, and our third-party manufacturers, other than certain CROs based in China, remain largely unaffected, with any campaign delays experienced to date being limited to a few days in duration. Although global shipping continues to be disrupted due to the pandemic, we have not experienced a supply impact.
We have faced and may in the future face disruptions in our ability to prepare and submit applications to regulatory authorities for drug approvals and to build and maintain a commercial infrastructure for our product and product candidates. We may face manufacturing disruptions or disruptions related to the ability to obtain necessary institutional review board or other necessary site approvals, as well as other delays at clinical trial sites.
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
We or our collaborators may not be able to initiate, continue or complete clinical trials for our product candidates if we or they are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States. Furthermore, enrollment has been and may in the future be particularly challenging in light of the ongoing COVID-19 pandemic and even more so for some of the orphan diseases we target in our rare disease programs.
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
In addition, some of our competitors may have ongoing or planned clinical trials for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For example, Rocket Pharma LTD, or Rocket Pharma, is developing a gene therapy targeting PK deficiency; Vertex Pharmaceuticals Incorporated, or Vertex, is developing a gene therapy targeting SCD; Novo Nordisk is developing molecules for the treatment of beta thalassemia and SCD; Pfizer is developing molecules for the treatment of SCD; Fibrogen, Inc. is developing roxadustat for the treatment of anemia in MDS patients; Geron Corporation is developing imetelstat for the treatment of LR MDS; Roivant Sciences is developing RVT-2001 (licensed from Eisai Co., Ltd.) for the treatment of transfusion-dependent anemia in patients with LR MDS; and PTC Therapeutics, Inc., or PTC, Synlogic, Inc., or Synlogic, and Jnana Therapeutics, Inc., or Jnana, are developing therapies to treat PKU. Competition for eligible patients may make it particularly difficult for us to enroll a sufficient number of patients to complete our clinical trials for our product candidates in a timely and cost-effective manner.
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
In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. While we obtained marketing approval of PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States and marketing authorization of PYRUKYND® for the treatment of adults with PK deficiency in the European Union and Great Britain, we cannot be certain that we will obtain marketing approval of PYRUKYND® in other indications. The results of clinical trials of PYRUKYND® for the treatment of PK deficiency do not predict that PYRUKYND® will be efficacious in our ongoing clinical trials in other indications. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. We have decided to evolve our approach to exploratory research and drug discovery to prioritize investment in advancing our late lead-optimization research, while continuing to progress our registration-enabling clinical programs in thalassemia, SCD and pediatric PK deficiency, our phase 2a trial in LR MDS and our IND-enabling studies for our PAH stabilizer for the treatment of PKU. Our resource allocation decisions may cause us to fail to capitalize on viable commercial medicines or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable medicines. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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
We have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for approved medicines for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to other third parties. Although we have established sales and marketing capabilities to support our commercial launch of PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States and are currently providing access to PYRUKYND® free of charge for eligible patients in the EU and Great Britain through a global managed access program, we may need to further build our sales and marketing infrastructure, either directly or with a third-party partner, to maintain our ongoing commercialization efforts and to commercialize PYRUKYND® in other indications or outside of the United States or to commercialize any of our other product candidates for which we obtain marketing approval.
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
We face competition with respect to PYRUKYND® and our current product candidates, and we will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. Potential competitors include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product or our product candidates, such as PK deficiency, thalassemia, SCD and LR MDS. For example, Merck & Co., Inc. and bluebird bio, Inc., or bluebird, are each marketing therapies to treat beta thalassemia, Novartis International AG, Emmaus Life Sciences and Pfizer are each marketing therapies to treat SCD, Rocket Pharma is conducting a clinical trial of a gene therapy targeting PK deficiency, Fulcrum Therapeutics, Inc. is developing a potential treatment for SCD, and a number of other biotechnology companies have product candidates in clinical development in similar indications as ours.
There are a variety of treatment options available, including a number of marketed enzyme replacement therapies, for treating patients with rare diseases. In addition to currently marketed therapies, there are also a number of products that are either enzyme replacement therapies, gene therapies or PK activators in various stages of clinical development to treat rare diseases. These products in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies or for which there are no approved treatments. As a result, they may provide significant competition for any of our product candidates for which we obtain marketing approval.
There are also a number of product candidates in preclinical or clinical development by third parties to treat rare diseases by targeting similar mechanisms of action or target indications as our product candidates. These companies include large pharmaceutical companies, such as Novartis, as well as biotechnology companies of various sizes, such as BioMarin Pharmaceutical Inc., bluebird, Novo Nordisk, PTC, Rocket Pharma, and Vertex. Our competitors may develop products that are more effective, safer, more convenient or less costly than PYRUKYND® or any product candidates that we are developing or that would render PYRUKYND® or our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and globally marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and clinical stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring or in-licensing technologies complementary to, or necessary for, our programs.
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
In support of an ANDA, a generic manufacturer need not conduct clinical trials. Rather, the sponsor generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug and that the generic version is bioequivalent to the reference-listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any reference-listed drug may be typically lost to the generic product.
A manufacturer may also submit an NDA under section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, that references the FDA’s prior approval of the innovator product or preclinical studies and/or clinical trials that were not conducted by, or for, the sponsor and for which the sponsor has not obtained a right of reference. A 505(b)(2) NDA product, or follow-product, may be for a new or improved version of the original reference listed drug.
The FDA may not approve an ANDA or 505(b)(2) NDA until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The FDCA provides a period of five years of new chemical entity exclusivity for a new drug containing a new active moiety. Specifically, in cases where such exclusivity has been granted, an ANDA or a 505(b)(2) NDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference-listed drug is either invalid or will not be infringed by the generic product, in which case the sponsor may submit its application four years following approval of the reference-listed drug. The FDCA also provides a period of three years of new clinical investigation data exclusivity in connection with the approval of a supplemental indication for the product for which a clinical trial is deemed by the FDA as essential for approval.
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
In addition, if there are patents listed for our drug products in the Orange Book, ANDAs and 505(b)(2) NDAs would be required to include a certification as to each listed patent indicating whether the sponsor intends to challenge the patent. We cannot predict which, if any, patents in our current portfolio or patents we may obtain in the future will be eligible for listing in the Orange Book, how any generic or follow-on competitor would address such patents, whether we would sue on any such patents or the outcome of any such suit.
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
We are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies, contractual obligations and failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.
We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the United States, EU and UK. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.
There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. These obligations may be applicable to some or all of our business activities now or in the future.
If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.
In 2018, California passed into law the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah, and Connecticut already have passed state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
Similar to the laws in the United States, there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the EEA, and the processing of personal data that takes place in the EEA, is regulated by the GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.
The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found by the European Commission to offer adequate data protection legislation, such as the United States. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the U.S. While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EEA to the U.S. generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.
Additionally, in October 2022, President Joe Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU.
Following Brexit, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the United Kingdom and the EU have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the UK Data Protection Act and the GDPR, respectively. Any changes or updates to these adequacy decisions have the potential to impact our business.
Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and the sale and distribution of commercial products, through increased compliance costs, costs associated with contracting and potential enforcement actions.
While we continue to address the implications of the recent changes to data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with laws regarding data protection would expose us to risk of enforcement actions taken by data protection authorities in the EEA and elsewhere and carries with it the potential for significant penalties if we are found to be non-compliant. Similarly, failure to comply with federal and state laws in the United States regarding privacy and security of personal information could expose us to penalties under such laws. Any such failure to comply with data protection and privacy laws could result in government-imposed fines or orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.
Risks Related to Our Financial Position
We face new challenges as a smaller, less diversified company following the sale of our oncology business to Servier.
Following the sale of our oncology business to Servier in March 2021, we have focused our resources and efforts on product and product candidates for the treatment of rare diseases. The success of the rare disease business is subject to various risks and uncertainties, including the possibility that we may not be able to successfully commercialize PYRUKYND®, the possibility of adverse clinical and other developments in respect of PYRUKYND® or our other product candidates of the rare disease business, and unanticipated changes in applicable laws and regulations that may adversely affect the rare disease business.
We developed most of our initial products and product candidates for the treatment of various types of cancer. The sale of our oncology business to Servier, including our approved products at the time of sale, TIBSOVO® and IDHIFA®, has resulted in us being a smaller, less diversified company with a more limited business concentrated on products and product candidates for the treatment of rare diseases. As a result, we may be more susceptible to changing market conditions, including fluctuations and risks particular to the markets for patients with rare diseases, than a more diversified company, which could adversely affect our business, financial condition and results of operations. In addition, even with the FDA approval of PYRUKYND®, the diversification of our revenues, costs and cash flows has diminished following the sale of our oncology business. Our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments or satisfy other financial commitments may be diminished.
Raising additional capital may restrict our operations, require us to relinquish rights to our technologies or product candidates or cause dilution to our stockholders.
Until such time, if ever, as we can generate substantial product revenue, including from sales of PYRUKYND®, we expect to finance our cash needs primarily through cash on hand, a potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, in connection with potential future strategic transactions, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We do not have any committed external source of funds other than the potential milestone and royalty payments that we are eligible to receive with respect to vorasidenib under our purchase agreement with Servier. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may require us to enter into agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.
If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.
If our existing capital is insufficient to execute our operating plan through significant catalysts and to cash-flow positivity, we will need to raise capital, and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
We expect to incur significant expenses as we continue to advance our ongoing activities. We expect to execute our operating plan through significant catalysts and to cash-flow positivity without the need to raise additional equity. Our estimate as to when we will achieve cash-flow positivity and how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operating plan is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds. Our future capital requirements will depend on many factors, including:
•the amount and timing of future revenue received from commercial sales of PYRUKYND® and any of our other product candidates for which we may receive marketing approval;
•the amount of contingent consideration we ultimately receive from Servier;
•the costs and timing of our ongoing commercialization activities, including product manufacturing, sales, marketing and distribution, for PYRUKYND® for the treatment of adults with PK deficiency in the approved jurisdictions;
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
We have a history of incurring operating losses. Our net loss for the twelve months ended December 31, 2022 was $231.8 million, our net income for the twelve months ended December 31, 2021 was $1.6 billion, and our net loss for the twelve months ended December 31, 2020 was $327.4 million. The net income for the twelve months ended December 31, 2021 was due to the sale of our oncology business to Servier on March 31, 2021. As of December 31, 2022, we had an accumulated deficit of $470.6 million. Prior to the sale of our oncology business to Servier, we had generated only modest revenue from sales of TIBSOVO® and, prior to our sale to Royalty Pharma of our royalty rights to IDHIFA®, from royalties on sales of IDHIFA®. Following receipt of marketing approval in February 2022, we have begun to commercialize PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States, and we only recently obtained marketing authorization of PYRUKYND® for the treatment of adults with PK deficiency in the European Union and Great Britain and are currently providing access to PYRUKYND® free of charge for eligible patients in the EU and Great Britain through a global managed access program. PYRUKYND® is the first product we have received marketing approval for following the sale of our oncology business, including approved products TIBSOVO® and IDHIFA®, to Servier in March 2021. We have neither obtained marketing approval for PYRUKYND® in any other indications nor have we obtained marketing approval for any of our other product candidates, all of which are in preclinical or clinical development stages.
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
•commercially launch PYRUKYND® for approved indications in approved jurisdictions;
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
To become and remain profitable, we must develop and successfully commercialize medicines with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those medicines for which we may obtain marketing approval and satisfying any post-marketing requirements. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.
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
•a royalty payment of 5% of the U.S. net sales (as defined in the purchase agreement with Servier) of TIBSOVO® from the completion of the transaction through loss of exclusivity of TIBSOVO®, which we sold to Sagard in October 2022; and
•a royalty payment of 15% of the U.S. net sales (as defined in the purchase agreement with Servier) of vorasidenib from its first commercial sale through loss of exclusivity of vorasidenib.
The contingent consideration described above is subject to various risks and uncertainties.
Whether the regulatory approval milestone will be achieved prior to January 1, 2027 is subject to various risks and uncertainties, which are outside of our control, including adverse clinical developments with respect to vorasidenib.
Although to date, prior to the sale to Sagard, we have received royalties from Servier on U.S. net sales of TIBSOVO®, we cannot predict what success, if any, Servier may have in the United States with respect to future sales of vorasidenib, if approved, and, therefore, we cannot predict the amount of royalty payments that we can expect to receive from Servier under the terms of the purchase agreement prior to the loss of exclusivity of vorasidenib. The potential royalty payments with respect to vorasidenib are also subject to deductions and other adjustments under the terms of the purchase agreement, the amounts of which are uncertain as of the date of this report.
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
As part of Congress’ response to the COVID-19 pandemic, economic relief legislation was enacted in 2020 and 2021. Such legislation contains numerous tax provisions. In addition, the Inflation Reduction Act, or IRA, was signed into law in August 2022. The IRA introduced new tax provisions, including a 1% excise tax imposed on certain stock repurchases by publicly traded corporations. The 1% excise tax generally applies to any acquisition by the publicly traded corporation (or certain of its affiliates) of stock of the publicly traded corporation in exchange for money or other property (other than stock of the corporation itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. Regulatory guidance under the IRA, the Tax Act, and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the IRA, the Tax Act, and additional tax legislation.
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
We do not have any manufacturing or supply chain related facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the materials and manufacture of our product candidates for preclinical and clinical testing and for commercial supply of PYRUKYND® and any product candidate for which we obtain marketing approval.
Although we have entered into long-term supply agreements for commercial supply of PYRUKYND® with third-party manufacturers, we may be unable to establish similar long-term supply agreements with third-party manufacturers with respect to our other product candidates or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
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

We have been monitoring our supply chain network for any disruptions due to the COVID-19 pandemic, and our manufacturers, other than certain CROs based in China, have remained largely unaffected, with any campaign delays experienced to date being limited to a few days in duration. Although global shipping continues to be disrupted due to the pandemic, we have not yet experienced a supply impact. If either we or any third parties on which we rely are adversely impacted by restrictions resulting from the COVID-19 pandemic, the emergence of another pandemic and/or by rising global energy costs or energy shortages or rationing, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and research and development operations and our product for commercialization.
Any performance failure on the part of our existing or future manufacturers could delay preclinical development, clinical development, marketing approval or our commercialization efforts. Due to the volatility of the supply networks globally, we have obtained regulatory approval for redundant supply of raw materials and API for PYRUKYND®, and have an ongoing program to monitor supply, including establishing safety stocks. While we maintain a broad safety stock of drug product, we do not currently have arrangements in place for redundant supply for drug product. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture our product or our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.
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
In order to market and sell our medicines in the EU and many other foreign jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. Although we have received marketing authorization for PYRUKYND® for the treatment of adults with PK deficiency in the European Union and Great Britain, we may not be able to file for additional marketing approvals and may not receive necessary approvals to commercialize our medicines in any other foreign market.
Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the EU on December 31, 2020, commonly referred to as Brexit. Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, the consequences of Brexit and the impact on the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom remains unclear. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of European Union law instruments governing medicinal products that pre-existed Brexit. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may prevent us from commercializing any product candidates in the United Kingdom and/or the EU and may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom, which could significantly and materially harm our business.
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
In addition, in the EU, the PRIME designation program focuses on product candidates that target conditions for which there exists no satisfactory method of treatment in the EU or product candidates that may offer a major therapeutic advantage over existing treatments. The benefits of a PRIME designation include, among other things, the potential to qualify product for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME designation enables a sponsor to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if our product candidates receive PRIME designation, we may not experience a faster development process, review or approval compared to conventional EMA procedures and it does not assure or increase the likelihood of the EMA’s grant of a marketing authorization.
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
We have built our commercial infrastructure to support the commercial launch of PYRUKYND® in adult PK deficiency in the United States. We are providing access to PYRUKYND® free of charge for eligible patients in the EU and Great Britain through a global managed access program. The commercial success of PYRUKYND® or of any of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third-party payors, including government health administration authorities and private health coverage insurers. If coverage and reimbursement is not available, or reimbursement is available only to limited levels, we, or any collaborators, may not be able to successfully commercialize PYRUKYND® or our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any future collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
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
The prices of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to considerable legislative and executive actions and could impact the prices we obtain for our drug products, if and when approved, and/or the sustainability of those prices.
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
In addition, in October 2020, the United States Department of Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule went into effect on January 1, 2023. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2026, by the Infrastructure Investment and Jobs Act.
More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Medicare Part D drugs in 2027, 15 Medicare Part B or Part D drugs in 2028, and 20 Medicare Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.
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
With the passage of the CREATES Act, we are exposed to possible litigation and damages by competitors who may claim that we are not providing sufficient quantities of our approved products on commercially reasonable, market-based terms for testing in support of their ANDAs and 505(b)(2) applications.
In December 2019, former President Trump signed legislation intended to facilitate the development of generic and biosimilar products. The bill, previously known as the CREATES Act, authorizes sponsors of ANDAs and 505(b)(2) applications to file lawsuits against companies holding NDAs that decline to provide sufficient quantities of an approved reference drug on commercially reasonable, market-based terms. Drug products on FDA’s drug shortage list are exempt from these new provisions unless the product has been on the list for more than six continuous months or the FDA determines that the supply of the product will help alleviate or prevent a shortage. For the purposes of the statute, the term “commercially reasonable, market-based terms” is defined as (1) the nondiscriminatory price at or below the most recent wholesale acquisition cost for the product, (2) a delivery schedule that meets the statutorily defined timetable, and (3) no additional conditions on the sale.
To bring an action under the statute, an ANDA or 505(b)(2) sponsor must take certain steps to request the reference product, which, in the case of products covered by a Risk Evaluation and Mitigation Strategy with elements to assure safe use, include obtaining authorization from the FDA for the acquisition of the reference product. If the sponsor does bring an action for failure to provide a reference product, there are certain affirmative defenses available to the NDA holder, which must be shown by a preponderance of evidence. If the sponsor prevails in litigation, it is entitled to a court order directing the NDA holder to provide, without delay, sufficient quantities of the applicable product on commercially reasonable, market-based terms, plus reasonable attorney fees and costs.
Additionally, the statutory provisions authorize a federal court to award the product developer an amount “sufficient to deter” the NDA holder from refusing to provide sufficient product quantities on commercially reasonable, market-based terms if the court finds, by a preponderance of the evidence, that the NDA holder did not have a legitimate business justification to delay providing the product or failed to comply with the court’s order.

Although we intend to comply fully with the terms of these new statutory provisions, we are still exposed to potential litigation and damages by competitors who may claim that we are not providing sufficient quantities of our approved products on commercially reasonable, market-based terms for testing in support of ANDAs and 505(b)(2) applications. Such litigation would subject us to additional costs, damages and reputational harm, which could lead to lower revenues. The CREATES Act may enable generic competition with PYRUKYND® and any of our product candidates, if approved, which could impact our ability to maximize product revenue.
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
Recruiting and retaining qualified scientific, clinical, manufacturing, regulatory and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and universities and research institutions for similar personnel. Our consultants and advisors, including our scientific co-founders, who assist us in formulating our research and development and commercialization strategy may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Furthermore, the ongoing COVID-19 pandemic and our flexible workplace policy allowing employees to work from home may make it difficult for us to maintain our corporate culture. Our recent initiative to reduce approximately 45 roles focused on exploratory research in connection with the evolution of our research organization could harm our ability to attract and retain qualified scientific, clinical, manufacturing, sales and marketing personnel who are critical to our business.
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
•the decision to focus our efforts on our rare disease business following the sale of our oncology business to Servier;
•the evolution of our research organization;
•the impact of any repurchases by us of shares of common stock from our stockholders;

•announcements by us or our competitors of significant acquisitions, in-licensing arrangements, strategic partnerships, joint ventures, collaborations or capital commitments;
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
As of December 31, 2022, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Under Section 382 of the Code and corresponding provisions of state law, if a company undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership by certain stockholders over a three-year period, the company’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income may be limited. Our prior equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. We completed a review of our changes in ownership through December 31, 2022, and determined that we did not have a qualified ownership change since our last review as of December 31, 2021. Future ownership changes under Section 382 may limit the amount of net operating loss and tax credit carryforwards that we could potentially utilize to reduce future tax liabilities.
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
On March 25, 2021, we announced that our Board of Directors authorized the Repurchase Program for the repurchase of up to $1.2 billion of our outstanding shares of common stock. In April 2021, in connection with the Repurchase Program, we repurchased from BMS 7.1 million shares of our common stock held by certain subsidiaries of BMS for an aggregate purchase price of $344.5 million, or $48.38 per share. Further, in April 2021, in connection with the Repurchase Program, we entered into a Rule 10b5-1 repurchase plan pursuant to which we repurchased approximately 9.1 million shares of common stock for $458.0 million, or $50.35 per share, under the plan. In total, as of December 31, 2022, we repurchased 16.2 million shares of common stock for $802.5 million under the Repurchase Program. In October 2021, we terminated our Rule 10b5-1 share repurchase program and entered into a Rule 10b-18 repurchase plan that allows us to conduct open market repurchases over time up to our remaining authorization. We have paused our share repurchases and for the foreseeable future, we expect that our capital allocation will be prioritized towards opportunities to accelerate programs in our development pipeline and/or pursue potential complementary business development opportunities.
The amount and timing of share repurchases, if any, are subject to capital availability, our cash balances and future capital requirements and our determination that share repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our applicable agreements. A reduction in repurchases under, or the completion of, our Repurchase Program could have a negative effect on our stock price. We can provide no assurance that we will repurchase shares at favorable prices, if at all.
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
Item 3. Legal Proceedings
As of December 31, 2022, we were not a party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “AGIO” since July 24, 2013. Prior to that time, there was no public market for our common stock.
Holders
As of February 17, 2023, there were approximately 9 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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
The following graph compares the performance of our common stock to the NASDAQ Composite Index and the NASDAQ Biotechnology Index from December 31, 2017 through December 31, 2022. The comparison assumes $100 was invested after the market closed on December 31, 2017 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
On March 25, 2021, we announced that our Board of Directors authorized the repurchase of up to $1.2 billion of our outstanding shares of common stock, or the Repurchase Program, using the proceeds from the sale of our oncology business to Servier.
On March 31, 2021, in connection with the Repurchase Program, we entered into a definitive share repurchase agreement with Bristol Myers Squibb Company, or BMS, to repurchase 7.1 million shares of our common stock held by certain subsidiaries of BMS for an aggregate purchase price of $344.5 million, or $48.38 per share. This repurchase was completed on April 5, 2021. Further, on April 2, 2021, in connection with the Repurchase Program, we entered into a Rule 10b5-1 repurchase plan pursuant to which we could repurchase up to $600.0 million of shares of our common stock. On October 5, 2021, we terminated our Rule 10b5-1 share repurchase program and on October 13, 2021 entered into a Rule 10b-18 repurchase plan that allows us to conduct open market repurchases over time up to our remaining authorization under the Repurchase Program. We have not repurchased any shares of common stock in fiscal year 2022 and as of December 31, 2021, we repurchased approximately 9.1 million shares of common stock for $458.0 million, or $50.35 per share, under the Rule 10b5-1 repurchase plan. As of December 31, 2022, we have not repurchased any shares under the Rule 10b-18 repurchase plan. In total, as of December 31, 2022, we repurchased 16.2 million shares of common stock for $802.5 million, or $49.49 per share, under the Repurchase Program.
The amount and timing of share repurchases are subject to capital availability, our cash balances and future capital requirements, and our determination that share repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our applicable agreements. We have paused our share repurchases and for the foreseeable future, we expect that our capital allocation will be prioritized towards opportunities to accelerate programs in our development pipeline and/or pursue potential complementary business development opportunities.

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
Overview
We are a biopharmaceutical company committed to transforming patients’ lives through leadership in the field of cellular metabolism, with the goal of creating differentiated, small molecule medicines for rare diseases. With a history of focused study on cellular metabolism, we have a deep and mature understanding of this biology, which is involved in the healthy functioning of nearly every system in the body. We accelerate the impact of our portfolio by cultivating connections with patient communities, healthcare professionals, partners and colleagues to discover, develop and deliver potential therapies for rare diseases.
The lead product candidate in our portfolio, PYRUKYND® (mitapivat), is an activator of both wild-type and mutant pyruvate kinase, or PK, enzymes for the potential treatment of hemolytic anemias. In February 2022, the U.S. Food and Drug Administration, or FDA, approved PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In November 2022, we received marketing authorization from the European Commission for PYRUKYND® for the treatment of PK deficiency in adult patients in the European Union, or EU. In December 2022, we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure. In addition, we are currently evaluating PYRUKYND® in clinical trials for the treatment of thalassemia, sickle cell disease, or SCD, and in pediatric patients with PK deficiency. We are also developing AG-946, a novel PK activator, for the potential treatment of lower-risk myelodysplastic syndrome, or LR MDS, and hemolytic anemias.
In addition to the aforementioned clinical development programs, we continue to invest in our late-stage research program focused on advancing a phenylalanine hydroxylase, or PAH, stabilizer for the treatment of phenylketonuria, or PKU.
Sale of Oncology Business to Servier Pharmaceuticals, LLC (Servier)
On March 31, 2021, we completed the sale of our oncology business to Servier Pharmaceuticals, LLC, or Servier, which represented a discontinued operation. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200.0 million in cash, if, prior to January 1, 2027, vorasidenib is granted new drug application, or NDA, approval from the FDA with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity. The milestone payment for approval of vorasidenib and royalty payments related to vorasidenib and TIBSOVO® represent contingent consideration. Servier also acquired our co-commercialization rights for BMS’s IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene Corporation, or Celgene, and following the sale Servier will conduct certain clinical development activities within the IDHIFA® development program.
The oncology business met the criteria within Accounting Standards Codification 205-20 to be reported as discontinued operations because the transaction was a strategic shift in business that had a major effect on our operations and financial results. Therefore, we have reported the historical results of the oncology business including the results of operations and cash flows as discontinued operations, and related assets and liabilities were retrospectively reclassified as assets and liabilities of discontinued operations for all periods presented herein. Unless otherwise noted, applicable amounts in the prior year have been recast to conform to this discontinued operations presentation. Refer to Note 15, Discontinued Operations of our consolidated financial statements included in this Annual Report on Form 10-K for additional information. A more complete description of our business prior to the consummation of the transaction is included in Item 1. “Business”, in Part I of the Annual Report on Form 10-K for the year ended December 31, 2020 that was previously filed with the Securities and Exchange Commission, or SEC, on February 25, 2021.

Sale of Contingent Payments
The consideration for the sale of our oncology business to Servier includes a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, referred to as contingent payments. We recognize the contingent payments in the royalty income from gain on sale of oncology business line item in our consolidated statement of operations in the period when realizable. On October 27, 2022, we sold our rights to future contingent payments to entities affiliated with Sagard Healthcare Partners, or Sagard, and recognized income of $127.9 million within the gain on sale of contingent payments line item in our consolidated statements of operations for the year ended December 31, 2022. We retained our rights to the potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA.
Evolution of our Research Organization
In May 2022, we announced our determination to evolve our approach to exploratory research and drug discovery to focus on our existing late-lead optimization programs and to prioritize in-licensing or acquiring assets for pipeline growth.
We reduced approximately 45 roles focused on exploratory research in connection with this evolution of our research organization, and plan to retain an internal research team focused on roles critical to advancing our current and future late-stage research and early clinical programs. We estimate that this initiative may provide annual average cost savings of approximately $40 million to $50 million associated with research and related expenses between 2023 and 2026.
Financial Operations Overview
Impact of COVID-19 on our Business
As of December 31, 2022, we have not experienced a significant financial or supply chain impact directly related to the COVID-19 pandemic, but have experienced some disruptions to clinical operations and we may in the future experience further such disruptions. In addition, we have experienced disruptions to certain clinical and research activities at our contract research organizations, or CROs, due to the recent COVID-19 surges. We have been monitoring our supply chain network for disruptions due to the COVID-19 pandemic, and our third-party manufacturers, other than certain CROs based in China, remain largely unaffected, with any campaign delays experienced to date being limited to a few days in duration. Although global shipping continues to be disrupted due to the pandemic, we have not experienced a supply impact.
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
General
Since inception, our operations have primarily focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, establishing a commercial infrastructure, preparing for and executing on the commercial launch of PYRUKYND® and, prior to the sale of our oncology business to Servier on March 31, 2021, marketing TIBSOVO® and IDHIFA®. Through March 31, 2021, we have financed our operations primarily through proceeds from the sale of our royalty rights, commercial sales of TIBSOVO®, funding received from our collaboration agreements, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings. Following the sale of our oncology business to Servier on March 31, 2021, we have financed and expect to continue to finance our operations primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO® prior to the sale of these contingent payments to Sagard, proceeds from the sale of contingent payments to Sagard, a potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA, the actual and potential future sales of PYRUKYND® and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions.
Additionally, since inception, we have incurred significant operating losses. Our net loss for the year ended December 31, 2022 was $231.8 million, our net income for the year ended December 31, 2021 was $1.6 billion and our net loss for the year ended December 31, 2020 was $327.4 million. As of December 31, 2022, we had an accumulated deficit of $470.6 million. The net income we generated in the year ended December 31, 2021 was due to the sale of our oncology business to Servier, which was consummated on March 31, 2021. We expect to incur significant expenses and net losses until such time we are able to report profitable results. Our net losses may fluctuate significantly from year to year. We expect that we will continue to incur significant expenses as we continue to advance and expand clinical development activities for our lead programs:

PYRUKYND®, and AG-946; continue to prioritize advancement of our late lead-optimization research; expand and protect our intellectual property portfolio, including by in-licensing or acquiring assets for pipeline growth; and hire additional commercial and development personnel.
Revenues
Our wholly owned product, PYRUKYND®, received approval from the FDA on February 17, 2022, for the treatment of hemolytic anemia in adults with PK deficiency in the United States. Upon FDA approval of PYRUKYND® in the United States, we began generating product revenue from sales of PYRUKYND®. We sell PYRUKYND® to a limited number of specialty distributors and specialty pharmacy providers, or collectively, the Customers. These Customers subsequently resell PYRUKYND® to pharmacies or dispense directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of PYRUKYND®. For further discussion of our revenue recognition policy, see Note 2, Summary of Significant Accounting Polices and Note 8, Product Revenue, to the consolidated financial statements in this Form 10-K.

In the future, we expect to continue to generate revenue from a combination of product sales, royalties on product sales, cost reimbursements, milestone payments, and upfront payments to the extent we enter into future collaborations or licensing agreements.

Cost of Sales
Cost of sales consists primarily of manufacturing costs for sales of PYRUKYND®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of PYRUKYND® recorded during the twelve months ended December 31, 2022 were expensed prior to February 17, 2022, and, therefore, are not included in costs of sales during the twelve months ended December 31, 2022.
Research and Development Expenses
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs related to our rare disease portfolio to increase significantly for the foreseeable future as our product candidate development programs progress. However, the successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development and to commercialize these product candidates. We are unable to predict the amount of net cash inflows from PYRUKYND® or any of our product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:
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
In February 2022, the FDA approved PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In November 2022, we received marketing authorization from the European Commission for PYRUKYND® for the treatment of PK deficiency in adult patients in the EU. In December 2022, we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure. In addition, we are currently evaluating PYRUKYND® in clinical trials for the treatment of thalassemia, SCD, and in pediatric patients with PK deficiency. We have worldwide development and commercial rights to PYRUKYND® and expect to fund the future development and commercialization costs related to this program. PYRUKYND® has been granted orphan drug designation for the treatment of PK deficiency by the FDA and the European Medicines Agency, or EMA. Additionally, PYRUKYND® has received orphan drug designation from the FDA for the treatment of thalassemia and SCD. We have built our commercial infrastructure to support the commercial launch of PYRUKYND® in adult PK deficiency in the United States. We are currently providing access to PYRUKYND® free of charge for eligible patients in the EU and Great Britain through a global managed access program. Beyond the global managed access program, we continue to evaluate options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities.
We are evaluating PYRUKYND® in the following clinical trials:
•ENERGIZE, a phase 3, double-blind, randomized, placebo-controlled multicenter study evaluating the efficacy and safety of PYRUKYND® as a potential treatment for adults with non-transfusion-dependent α- or β-thalassemia, defined as ≤5 red blood cell, or RBC, units during the 24-week period before randomization and no RBC transfusions ≤8 weeks before providing informed consent or during the screening period. The primary endpoint of the trial is percentage of patients with hemoglobin response, defined as a ≥1.0 g/dL increase in average hemoglobin concentration from Week 12 through Week 24 compared with baseline. Secondary endpoints include markers of hemolysis and ineffective erythropoiesis, as well as patient-reported outcome measures. This trial is enrolling patients, and we expect to complete enrollment by mid-year 2023.
•ENERGIZE-T, a phase 3, double-blind, randomized, placebo-controlled multicenter study evaluating the efficacy and safety of PYRUKYND® as a potential treatment for adults with transfusion-dependent α- or β-thalassemia, defined as 6 to 20 RBC units transfused and ≤6-week transfusion-free period during the 24-week period before randomization. The primary endpoint of the trial is percentage of patients with transfusion reduction response, defined as a ≥50% reduction in transfused RBC units with a reduction of ≥2 units of transfused RBCs in any consecutive 12-week period through Week 48 compared with baseline. Secondary endpoints include additional transfusion reduction measures and percentage of participants with transfusion-independence. This trial is enrolling patients, and we expect to complete enrollment by mid-year 2023.
•RISE UP, a phase 2/3 study evaluating the efficacy and safety of PYRUKYND® in SCD patients who are 16 years of age or older, have had between two and 10 sickle cell pain crises in the past 12 months, and have hemoglobin within the range of 5.5 to 10.5 g/dL during screening. The phase 2 portion of the trial includes a 12-week randomized, placebo-controlled period in which participants will be randomized in a 1:1:1 ratio to receive 50 mg PYRUKYND® twice daily, 100 mg PYRUKYND® twice daily or matched placebo. The primary endpoints are hemoglobin response, defined as ≥1 g/dL increase in average hemoglobin concentration from Week 10 through Week 12 compared to baseline, and safety. These data will be used to establish a clear dosing paradigm for the phase 3 portion. The phase 3 portion includes a 52-week randomized, placebo-controlled period in which participants will be randomized in a 2:1 ratio to receive the recommended PYRUKYND® dose level or placebo. The primary endpoints are hemoglobin response, defined as ≥1 g/dL increase in average hemoglobin from baseline to Week 52, and annualized rate of sickle cell pain crises. Participants who complete either the phase 2 or phase 3 portion will have the option to move into a 216-week open-label extension period to continue to receive PYRUKYND®. The phase 2 portion of this trial has been fully enrolled, and we expect to announce the data from the phase 2 portion of this trial and decide whether we are initiating the phase 3 portion of this trial by mid-year 2023.
•ACTIVATE-kids and ACTIVATE-kidsT, double-blind phase 3 studies evaluating the efficacy and safety of PYRUKYND® as a potential treatment for PK deficiency in not regularly transfused and regularly transfused patients between one and 18 years old, respectively. The primary endpoint of ACTIVATE-kids is percentage of patients with hemoglobin response, defined as ≥1.5 g/dL increase in hemoglobin concentration from baseline that is sustained at two or more scheduled assessments at weeks 12, 16, and 20 during the double-blind period. The primary endpoint of ACTIVATE-kidsT is transfusion reduction response, defined as ≥33% reduction in total RBC transfusion volume from week 9 through week 32 of the double-blind period. Both trials are enrolling patients, and we expect to enroll at least half of the patients by year-end 2023.
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
•In collaboration with the Company, the National Institutes of Health, or NIH, is evaluating PYRUKYND® in a phase 1 trial in patients with SCD pursuant to a cooperative research and development agreement. The core trial period has completed, and the long-term extension study is ongoing. In June 2020, clinical proof of concept was established based on a preliminary analysis of the data from this trial.
•In collaboration with the Company, UMC Utrecht, or UMC, is evaluating PYRUKYND® in patients with SCD pursuant to an investigator sponsored trial agreement. The trial has completed enrollment and patient follow-up is ongoing, and a 2-year extension study has been activated for patients who complete the follow-up period.
AG-946 and Other Programs
We are developing AG-946, a novel PK activator, for the potential treatment of LR MDS and hemolytic anemias. We are evaluating AG-946, in a phase 1 trial of AG-946 in healthy volunteers and in patients with SCD. We have presented data from the healthy volunteer cohort, and we have initiated the SCD patient cohort of this trial. We initiated a phase 2a study of AG-946 in adults with LR MDS in the third quarter of 2022, and we expect to complete enrollment by year-end 2023.
In addition to the aforementioned development programs, we are advancing our late-stage research program focused on a PAH stabilizer for the treatment of PKU, for which we expect to file an IND by year-end 2023.
Selling, general and administrative expenses
Selling, general and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, business development, commercial, legal, information technology and human resources functions. Other significant costs include facility-related costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters, and fees for accounting and consulting services.
We anticipate that our selling, general and administrative expenses will increase in the future to support continued research and development activities and ongoing and future commercialization activities related to our rare disease portfolio, including the ongoing commercialization of PYRUKYND® and any of our other product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses.
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
Product Revenue
We generate product revenue from sales of PYRUKYND® to our Customers, who subsequently resell PYRUKYND® to pharmacies or dispense directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of PYRUKYND®.
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
Expected term. We use the “simplified method” as prescribed by the SEC Staff Accounting Bulletin No. 107, Share Based Payments, to estimate the expected term of stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the contractual term of ten years and the weighted-average vesting term of the stock options, taking into consideration multiple vesting tranches. We utilize this method due to lack of historical data and the plain-vanilla nature of our share-based awards.
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
Discontinued Operations
We accounted for the sale of our oncology business in accordance with ASC 205, Discontinued Operations and Accounting Standards Update, or ASU, No. 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity. We followed the held-for-sale criteria as defined in ASC 360, Property, Plant and Equipment, and ASC 205. ASC 205 requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the consolidated statements of operations. Assets and liabilities are also reclassified into separate line items on the related consolidated balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations.
Due to the sale of our oncology business during the first quarter of 2021, in accordance with ASC 205, we have classified the results of the oncology business as discontinued operations in our consolidated statements of operations and cash flows for all periods presented, and refer to Note 15, Discontinued Operations of our consolidated financial statements included in this

Annual Report on Form 10-K for additional information. All assets and liabilities associated with our oncology business were therefore classified as assets and liabilities of discontinued operations in our consolidated balance sheets for the periods presented. All amounts included in the notes to the consolidated financial statements relate to continuing operations unless otherwise noted.
Results of Operations
Certain prior-year amounts have been reclassified to conform with current presentation.
Comparison of years ended December 31, 2022, 2021 and 2020
Revenues

(In thousands)	2022	2021	2020
Revenues:
Product revenue, net	$11,740	$—	$—
Milestone revenue	2,500	—	—
Total revenue	$14,240	$—	$—
Total Revenue – 2022 vs. 2021 – The increase in total revenue of $14.2 million in 2022 compared to 2021 was due to product revenue associated with PYRUKYND®, which was approved in February 2022, and revenue recognized associated with the licensing of intellectual property for our Friedreich's Ataxia preclinical program.
Total Operating Expenses

(In thousands)	2022	2021	2020
Operating expenses
Cost of sales	$1,704	$—	$—
Research and development	279,910	256,973	220,811
Selling, general and administrative	121,673	121,445	115,105
Total Operating Expenses	$403,287	$378,418	$335,916
Total Operating Expenses – 2022 vs. 2021 – The increase in total operating expenses of $24.9 million in 2022 compared to 2021 was primarily due to an increase of $22.9 million in research and development expenses, which is described below under Research and Development Expenses.
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

Research and Development Expenses
Our research and development expenses, by major program, are outlined in the table below:

(In thousands)	2022	2021	2020
PK activator (PYRUKYND®)	$83,271	$73,999	$48,669
Novel PK activator (AG-946)	15,747	10,658	8,378
Other research and platform programs	26,837	22,959	13,790
Total direct research and development expenses	125,855	107,616	70,837
Compensation and related expenses	109,248	95,198	99,923
Facilities and IT related expenses & other	43,290	44,767	50,051
Other expenses - transition services	1,517	9,392	—
Total indirect research and development expenses	154,055	149,357	149,974
Total research and development expense	$279,910	$256,973	$220,811
Total Research and Development Expenses – 2022 vs. 2021 – The increase in research and development expenses of $22.9 million in 2022 compared to 2021 was due to a $18.2 million increase in our direct expenses and a $4.7 million increase in our indirect expenses. The increase in direct expenses was due to a $9.3 million increase in PYRUKYND® costs, a $5.1 million increase in AG-946 costs, and a $3.9 million increase in other research and platform programs. The increase in PYRUKYND® costs was primarily due to increased costs for the phase 3 trials of PYRUKYND® in patients with thalassemia, ENERGIZE and ENERGIZE-T, the phase 3 trials of PYRUKYND® in pediatric patients with PK deficiency, ACTIVATE-kids and ACTIVATE-kidsT, and the phase 2/3 trial of PYRUKYND® in patients with SCD, RISE UP, offset by closeouts of the ACTIVATE and ACTIVATE-T studies. The increase in AG-946 costs was primarily due to start-up costs for the phase 2 trial of AG-946 in patients with LR MDS and increased spend for the phase 1 trial of AG-946 in healthy volunteers and in patients with SCD. The increase in other research and platform programs was primarily driven by increased activity associated with our preclinical PAH program as well as increased activity on various other exploratory activities. The increase in indirect expenses was primarily due to a $14.1 million increase in compensation and related expenses primarily due to increased headcount, as well as certain workforce-related expenses associated with the evolution of our research organization. This increase was partially offset by $7.9 million of additional reimbursable transition related services we provided to Servier in 2021 compared to 2022 related to the sale of the oncology business for discovery, clinical development, technical operations, and related activities, which were completed during the three months ended March 31, 2022.
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
Other Income and Expense

(In thousands)	2022	2021	2020
Gain on sale of contingent payments	$127,853	$—	$—
Royalty income from gain on sale of oncology business	9,851	6,639	—
Interest income, net	12,793	836	6,611
Other income, net	6,749	14,433	—
Other Income and Expense – 2022 vs. 2021 – The $127.9 million gain on sale of contingent payments in 2022 was due to the October 27, 2022 sale of future contingent payments to entities affiliated with Sagard. The $12.0 million increase in interest income, net in 2022 compared to 2021 is primarily attributable to an increase in interest rates. The $3.2 million increase in royalty income from gain on sale of oncology business related to higher income from royalties on U.S. net sales of TIBSOVO® by Servier in 2022 compared to 2021. The $7.7 million decrease in other income, net in 2022 compared to 2021 primarily related to approximately $13.8 million of reimbursable transition related services and fees for the sale of the oncology business in 2021 compared to $2.6 million in 2022, partially offset by sublease income of $4.1 million in 2022 compared to $0.5 million in 2021.
Other Income and Expense – 2021 vs 2020 – The increase in other income, net in 2021 compared to 2020, primarily relates to approximately $13.8 million of reimbursable transition related services and fees for the sale of the oncology business for the year ended December 31, 2021. The increase in gain on sale of oncology business primarily relates to income from royalties on U.S. net sales of TIBSOVO® by Servier of approximately $6.6 million for the year ended December 31, 2021. The decrease in interest income, net is primarily attributable to a decrease in interest rates.
Loss from Operations and Net Income (Loss)

(In thousands)	2022	2021	2020
Net loss from continuing operations	$(231,801)	$(356,510)	$(329,305)
Net income from discontinued operations, net of tax	—	1,961,225	1,935
Net (loss) income	(231,801)	1,604,715	(327,370)
Loss from Operations and Net (Loss) Income – 2022 vs 2021 – The $124.7 million decrease in net loss from continuing operations in 2022 compared to 2021 was primarily driven by the gain on sale of contingent payments in 2022 described above in Other Income and Expense, the increase in revenue in 2022 compared to 2021 discussed above under Revenues, and the increase in interest income, net and royalty income from gain on sale of oncology business discussed above under Other Income and Expense. These were partially offset by higher research and development expenses discussed above under Research and Development Expenses and a decrease in other income, net discussed above under Other Income and Expense. The change in net income from discontinued operations and net (loss) income in 2022 compared to 2021 was primarily driven by the sale of our oncology business to Servier for approximately $1.8 billion in cash in the first quarter of 2021, which is included within net income from discontinued operations.
Loss from Operations and Net Income (Loss) – 2021 vs 2020 – The increase in net loss from continuing operations in 2021 compared to 2020 was primarily driven by higher research and development expenses discussed above under Research and Development Expenses, partially offset by $13.9 million of reimbursable transition related services and fees related to the sale of the oncology business and a $6.6 million gain on sale of oncology business related to income from royalties on U.S. net sales of TIBSOVO® by Servier. The change in net income from discontinued operations and net income (loss) for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily driven by the sale of our oncology business to Servier for approximately $1.8 billion in cash in the first quarter of 2021, which is included within net income from discontinued operations.
Liquidity and Capital Resources
Sources of liquidity
Since our inception, and through March 31, 2021, we financed our operations primarily through proceeds from the sale of our royalty rights, commercial sales of TIBSOVO®, funding received from our collaboration agreements, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings. Following the sale of our oncology business to Servier on March 31, 2021, we have financed and expect to continue to finance our operations primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO® prior to the sale of these contingent payments to Sagard, proceeds from the sale of contingent payments to Sagard, a potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA, the actual and potential future sales of PYRUKYND® and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions.
On March 31, 2021, we completed the sale of our oncology business to Servier. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200.0 million in cash, if, prior to January 1, 2027, vorasidenib is granted NDA approval from the FDA with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity. The milestone payment for approval of vorasidenib and royalty payments related to vorasidenib and TIBSOVO® represent contingent consideration. Servier also acquired our co-commercialization rights for BMS's IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene, and following the sale Servier is responsible for conducting certain clinical development activities within the IDHIFA® development program. As discussed below in Note 2, Summary of Significant

Accounting Policies, on October 27, 2022, we sold our rights to future contingent payments to Sagard for $131.8 million. We retained our rights to the potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA.
On March 25, 2021, we announced that our Board of Directors authorized the repurchase of up to $1.2 billion of our outstanding shares of common stock, or the Repurchase Program, using the proceeds from the sale of our oncology business to Servier. On March 31, 2021, in connection with the Repurchase Program, we entered into a definitive share repurchase agreement with BMS to repurchase 7.1 million shares of our common stock held by certain subsidiaries of BMS for an aggregate purchase price of $344.5 million, or $48.38 per share. This repurchase was completed on April 5, 2021. Further, on April 2, 2021, in connection with the Repurchase Program, we entered into a Rule 10b5-1 repurchase plan pursuant to which we could repurchase up to $600.0 million of shares of our common stock. On October 5, 2021, we terminated our Rule 10b5-1 share repurchase program and on October 13, 2021 we entered into a Rule 10b-18 repurchase plan that allows us to conduct open market repurchases over time up to our remaining authorization under the Repurchase Program. We have not repurchased any shares of common stock in fiscal year 2022 and as of December 31, 2021, we repurchased approximately 9.1 million shares of common stock for $458.0 million, or $50.35 per share, under the Rule 10b5-1 repurchase plan. As of December 31, 2022, we have not repurchased any shares under the Rule 10b-18 repurchase plan. In total, as of December 31, 2022, we repurchased 16.2 million shares of common stock for $802.5 million, or $49.49 per share, under the Repurchase Program. We have paused our share repurchases and for the foreseeable future, we expect that our capital allocation will be prioritized towards opportunities to accelerate programs in our development pipeline and/or pursue potential complementary business development opportunities.
On April 30, 2020, we entered into an at-the-market sales agreement, or the 2020 sales agreement, with Cowen & Company LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million through Cowen pursuant to a universal shelf registration statement on Form S-3 filed with the SEC on April 30, 2020. As of December 31, 2022, $250.0 million in common stock remained available for future issuance under the 2020 sales agreement. On February 15, 2023, we delivered written notice to Cowen that we were terminating the 2020 sales agreement, effective on February 22, 2023. As of the termination of the 2020 sales agreement, we had not sold any shares of our common stock under the 2020 sales agreement.
In addition to our cash, cash equivalents and marketable securities of $1.1 billion at December 31, 2022, we are eligible to receive a $200.0 million milestone payment and royalty payments on U.S. net sales of vorasidenib under our transaction agreement with Servier. Our right to such payments under our transaction agreement with Servier is our only committed potential external source of funds. Whether the regulatory approval milestone for vorasidenib will be achieved is subject to various risks and uncertainties, which are outside our control, including adverse clinical developments with respect to vorasidenib. Furthermore, we cannot predict what success, if any, Servier may have in the United States with respect to sales of vorasidenib, if approved, and consequently we cannot estimate the amount of royalty payments that we can expect to receive from Servier prior to the loss of exclusivity of vorasidenib.
Cash flows
The following table provides information regarding our cash flows for the years ended December 31, 2022, 2021 and 2020:

(In thousands)	2022	2021	2020
Net cash used in operating activities	$(309,478)	$(407,320)	$(290,759)
Net cash provided by investing activities	243,261	1,248,778	75,746
Net cash provided by (used in) financing activities	2,350	(765,768)	261,518
Net change in cash and cash equivalents	$(63,867)	$75,690	$46,505
Net cash used in operating activities
Cash used in operating activities of $309.5 million during the year ended December 31, 2022, of which all was used by continuing operations, was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received from revenues of $13.3 million, cash received related to interest income of $11.6 million and cash received from royalties on U.S. net sales of TIBSOVO® of $8.6 million.
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
Net cash provided by investing activities
The cash provided by investing activities for the year ended December 31, 2022, of which all was provided by continuing operations, was primarily due to cash received of $131.8 million from the sale of future contingent payments described above in Other Income and Expense and higher proceeds from maturities and sales of marketable securities than purchases of marketable securities.
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
Net cash provided by (used in) financing activities
The cash provided by financing activities for the year ended December 31, 2022 was primarily due to $2.7 million of proceeds received from stock option exercises and purchases made pursuant to our employee stock purchase plan.
The cash used in financing activities for the year ended December 31, 2021 was primarily the due to the repurchase of common stock under our Repurchase Program of $802.5 million, partially offset by $37.3 million of proceeds received from stock option exercises and purchases made pursuant to our employee stock purchase plan.
The cash provided by financing activities for the year ended December 31, 2020 was primarily the result of net proceeds of $250.5 million from the sale of our tiered, sales-based royalty rights on worldwide net sales of IDHIFA® (enasidenib) and our ex-US regulatory milestones to Royalty Pharma in June 2020, and the $11.3 million of proceeds received from stock option exercises and purchases made pursuant to our employee stock purchase plan.
Funding requirements
We expect our expenses to increase as we continue the research, development and clinical trials of, seek marketing approvals for, and commercialize our product candidates in our rare disease portfolio, including as we continue to commercialize PYRUKYND®. If we obtain marketing approval for PYRUKYND® in other indications outside of the United States or for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.
We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2022, together with anticipated product revenue and interest income will enable us to execute our operating plan, including funding our currently planned development programs for mitapivat, AG-946 and PAH, and commercializing mitapivat outside of the US through one or more partnerships, to cash-flow positivity without the need to raise additional equity. Our future capital requirements will depend on many factors, including:
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs primarily through cash on hand, the potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA, the actual and potential future sales of PYRUKYND® and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, in connection with potential future strategic transactions, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We do not have any committed external source of funds other than the potential milestone and royalty payments that we are eligible to receive with respect to vorasidenib under our purchase agreement with Servier. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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
Contractual Obligations
The following table summarizes our significant contractual obligations as of the payment due date by period at December 31, 2022:

	Payments due by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$99,203	$16,651	$38,167	$40,906	$3,479
Manufacturing arrangements (2)	904	301	603	—	—
Service arrangements (3)	9,300	1,860	3,720	3,720	—
(1) Relates to payment obligations under lease agreements covering approximately 146,000 square feet at 88 Sidney Street, 43,000 square feet at 64 Sidney Street, and 13,000 square feet at 38 Sidney Street, Cambridge, Massachusetts. All leases, as amended, expire on February 29, 2028. At the end of the initial lease period, we have the option to extend the leases at all facilities for two consecutive five year periods at the fair market rent at the time of the extension.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of December 31, 2022 and December 31, 2021, we had cash, cash equivalents and marketable securities of $1.1 billion and $1.3 billion, respectively, consisting primarily of investments in U.S. Treasuries, government securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point change in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs and CMOs that are located in Asia and Europe that are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2022 and December 31, 2021, we had minimal or no liabilities denominated in foreign currencies.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(1)   Financial Statements
The following documents are included on pages F-1 through F-30 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)   Financial Statement Schedules
Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.
(3)   Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
2.1	Purchase and Sale Agreement, dated as of December 20, 2020, by and among the Registrant, Servier Pharmaceuticals, LLC, and, solely for purposes of guaranteeing certain obligations of the Purchaser, Servier S.A.S	8-K	001-36014	December 22, 2020	2.1
2.2**	Purchase and Sale Agreement, dated October 27, 2022, by and among the Registrant, Sagard Healthcare Royalty Partners, LP and Sagard Healthcare Partners Co-Invest Designated Activity Company					X
3.1	Restated Certificate of Incorproation of the Registrant	8-K	001-36014	July 30, 2013	3.1
3.2	Second Amended and Restated By-Laws	8-K	001-36014	December 19, 2018	3.1
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-189216	June 24, 2013	4.1
4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K	001-36014	February 19, 2020	4.3
10.1#	2007 Stock Incentive Plan	S-1	333-189216	June 10, 2013	10.1
10.2#	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-189216	June 10, 2013	10.2
10.3#	Form of Nonstatutory Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-189216	June 10, 2013	10.3
10.4#	2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.4
10.5#	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.5

10.6#	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.6
10.7#	2013 Employee Stock Purchase Plan	S-1	333-189216	June 24, 2013	10.7
10.8	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-189216	July 11, 2013	10.12
10.9#	Letter Agreement, dated as of April 1, 2014, between the Registrant and Christopher Bowden, Ph.D.	10-K	001-36014	February 26, 2016	10.13
10.10	Lease, dated as of September 15, 2014, between the Registrant and Forest City 88 Sidney, LLC	8-K	001-36014	September 19, 2014	10.1
10.11	First Amendment to Lease for 88 Sidney Street, dated as of November 21, 2014, between the Registrant and Forest City 88 Sidney, LLC	8-K	001-36014	November 26, 2014	10.1
10.12#	Summary Description of Annual Cash Incentive Program	10-Q	001-36014	May 11, 2015	10.1
10.13	Second Amendment to Lease for 88 Sidney Street, dated July 20, 2015, by and between the Registrant and Forest City 88 Sidney Street, LLC	8-K	001-36014	July 23, 2015	10.1
10.14#	Form of Performance Share Unit Agreement under 2013 Stock Incentive Plan	10-K	001-36014	February 26, 2016	10.25
10.15	Lease, dated as of November 17, 2017, between the Registrant and UP 64 Sidney Street, LLC	8-K	001-36014	November 22, 2017	10.1
10.16	Third Amendment to Lease for 88 Sidney Street, dated November 17, 2017, by and between the Registrant and Forest City 88 Sidney Street, LLC	8-K	001-36014	November 22, 2017	10.2
10.17	First Amendment of Lease, dated April 11, 2018, by and between UP 64 Sidney Street, LLC and Agios Pharmaceuticals. Inc.	8-K	001-36014	April 13, 2018	10.1
10.18#	Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan (for employees)	10-Q	001-36014	May 4, 2018	10.1
10.19#	Letter Agreement, dated as of August 30, 2018, between the Registrant and Jacqualyn A. Fouse, Ph.D.	10-Q	001-36014	November 1, 2018	10.2
10.20#	Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan (for directors)	10-K	001-36014	February 14, 2019	10.32
10.21	Lease, dated as of April 11, 2019, by and between the Registrant and Thirty-Eight Sidney Street Limited LLC	10-Q	001-36014	August 1, 2019	10.1
10.22	Fourth Amendment to Lease, dated as of April 11, 2019, by and between the Registrant and Forest City 88 Sidney Street, LLC	10-Q	001-36014	August 1, 2019	10.2
10.23	Third Amendment of Lease, dated as of April 11, 2019, by and between the Registrant and UP 64 Sidney Street, LLC	10-Q	001-36014	August 1, 2019	10.3
10.24#	Letter Agreement, dated as of September 17, 2019, between the Registrant and Jonathan Biller	10-K	001-36014	February 19, 2020	10.35

10.25#	Letter Agreement, dated as of October 7, between the Registrant and Bruce Car	10-Q	001-36014	April 30, 2020	10.1
10.26	Sales Agreement, dated April 30, 2020, by and between the Registrant and Cowen and Company, LLC	S-3ASR	333-237930	April 30, 2020	1.2
10.27	Sublease Agreement, dated July 27, 2021, between the Registrant and Prime Medicine, Inc. (38 Sidney Street)	10-Q	001-36014	November 3, 2021	10.2
10.28	Sublease Agreement, dated July 27, 2021, between the Registrant and Prime Medicine, Inc. (64 Sidney Street)	10-K	001-36014	February 24, 2022	10.44
10.29#	Letter Agreement, dated July 8, 2022, between the Registrant and Brian Goff	10-Q	001-36014	August 4, 2022	10.2
10.30#	Form of Inducement Stock Option Agreement for Brian Goff	10-Q	001-36014	August 4, 2022	10.3
10.31#	Form of Inducement Restricted Stock Unit Agreement for Brian Goff	10-Q	001-36014	August 4, 2022	10.4
10.32#**	Form of Inducement Performance Stock Unit Agreement for Brian Goff	10-Q	001-36014	August 4, 2022	10.5
10.33#	Letter Agreement, dated as of September 16, 2022, between the Registrant and Cecilia Jones	10-Q	001-36014	November 3, 2022	10.5
10.34#	Form of Inducement Stock Option Agreement for Cecilia Jones	S-8	333- 267624	September 26, 2022	99.1
10.35#	Form of Inducement Restricted Stock Unit Agreement for Cecilia Jones	S-8	333- 267624	September 26, 2022	99.2
10.36#**	Form of Inducement Performance Stock Unit Agreement for Cecilia Jones	S-8	333- 267624	September 26, 2022	99.3
10.37#	Amended and Restated Severance Benefits Plan	8-K	001-36014	October 7, 2022	10.1
10.38#	Letter Agreement, dated as of December 5, 2022, between the Registrant and Tsveta Milanova					X
10.39#	Form of Inducement Stock Option Agreement for Tsveta Milanova	S-8	333- 269018	January 3, 2023	99.1
10.40#	Form of Inducement Restricted Stock Unit Agreement for Tsveta Milanova	S-8	333- 269108	January 3, 2023	99.2
10.41#**	Form of Inducement Performance Stock Unit Agreement for Tsveta Milanova	S-8	333- 269108	January 3, 2023	99.3
10.42#	Consulting Agreement, dated May 23, 2022, by and between the Registrant and Bruce Car	10-Q	001-36014	August 4, 2022	10.1
10.43#	Consulting Agreement, dated January 1, 2023, by and between the Registrant and Richa Poddar					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm					X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

#	Indicates management contract or compensatory plan or arrangement.
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

**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGIOS PHARMACEUTICALS, INC.

February 23, 2023	By:	/s/ Brian Goff
Brian Goff Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brian Goff	Chief Executive Officer (Principal executive officer)	February 23, 2023
Brian Goff
/s/ Cecilia Jones	Chief Financial Officer (Principal financial officer)	February 23, 2023
Cecilia Jones
/s/ T.J. Washburn	Vice President, Controller (Principal accounting officer)	February 23, 2023
T.J. Washburn
/s/ Jacqualyn A. Fouse	Chair of the Board of Directors	February 23, 2023
Jacqualyn A. Fouse, Ph.D.
/s/ Rahul Ballal	Director	February 23, 2023
Rahul Ballal, Ph.D.
/s/ Paul J. Clancy	Director	February 23, 2023
Paul J. Clancy
/s/ Kaye Foster	Director	February 23, 2023
Kaye Foster
/s/ Maykin Ho	Director	February 23, 2023
Maykin Ho, Ph.D.
/s/ John M. Maraganore	Director	February 23, 2023
John M. Maraganore, Ph.D.
/s/ David Scadden	Director	February 23, 2023
David Scadden, M.D.
/s/ David P. Schenkein	Director	February 23, 2023
David P. Schenkein, M.D.
/s/ Cynthia Smith	Director	February 23, 2023
Cynthia Smith

Agios Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Agios Pharmaceuticals, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Agios Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Accounting for the Sagard agreement
As described in Note 1 to the consolidated financial statements, the consideration for the sale of the Company’s oncology business to Servier includes a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, referred to as contingent payments. The Company recognizes the contingent payments in the royalty income from gain on sale of oncology business line item in the consolidated statement of operations in the period when realizable. On October 27, 2022, the Company sold their rights to future contingent payments, to entities affiliated with Sagard Healthcare Partners, or Sagard, and recognized income of $127.9 million within the gain on sale of contingent payments line item in the consolidated statement of operations for the year ended December 31, 2022.
The principal considerations for our determination that performing procedures relating to accounting for the Sagard agreement is a critical audit matter are (i) the significant judgment by management when determining the appropriate accounting for the sale of the rights to future contingent payments, and (ii) a high degree of auditor judgment and effort in performing procedures and evaluating audit evidence related to management’s assessment of the accounting analysis and conclusions for the Sagard agreement.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to management’s accounting analysis and conclusions, including controls over management’s assessment of the terms and conditions of the Sagard agreement. These procedures also included, among others, (i) reviewing the terms and conditions in the Sagard agreement, and (ii) evaluating management’s assessment of the accounting analysis and conclusions, including evaluating the impact of legal considerations.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 23, 2023
We have served as the Company’s auditor since 2017.

Agios Pharmaceuticals, Inc.
Consolidated Balance Sheets

(In thousands, except share and per share data) December 31:	2022	2021
Assets
Current assets:
Cash and cash equivalents	$139,259	$203,126
Marketable securities	643,860	816,892
Accounts receivable, net	2,206	—
Other receivable	—	4,378
Inventory	8,492	—
Prepaid expenses and other current assets	38,955	39,835
Total current assets	832,772	1,064,231
Marketable securities	313,874	266,375
Operating lease assets	65,129	75,124
Property and equipment, net	22,987	28,923
Financing lease assets	—	183
Other non-current assets	3,956	2,900
Total assets	$1,238,718	$1,437,736
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,616	$16,700
Accrued expenses	30,350	31,967
Operating lease liabilities	13,663	10,828
Financing lease liabilities	—	331
Total current liabilities	62,629	59,826
Operating lease liabilities, net of current portion	71,996	85,659
Financing lease liabilities, net of current portion	—	276
Other non-current liabilities	3,279	—
Total liabilities	137,904	145,761
Commitments and contingent liabilities (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 71,256,118 shares issued and 55,039,707 outstanding at December 31, 2022 and 70,550,631 shares issued and 54,334,220 outstanding at December 31, 2021	71	71
Additional paid-in capital	2,386,325	2,334,348
Accumulated other comprehensive loss	(12,535)	(1,198)
Accumulated deficit	(470,561)	(238,760)
Treasury stock, at cost (16,216,411 shares at December 31, 2022 and December 31, 2021)	(802,486)	(802,486)
Total stockholders’ equity	1,100,814	1,291,975
Total liabilities and stockholders’ equity	$1,238,718	$1,437,736
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Operations

(In thousands, except share and per share data) Years Ended December 31:	2022	2021	2020
Revenues:
Product revenue, net	$11,740	$—	$—
Milestone revenue	2,500	—	—
Total revenue	14,240	—	—
Operating expenses
Cost of sales	$1,704	$—	$—
Research and development	279,910	256,973	220,811
Selling, general and administrative	121,673	121,445	115,105
Total operating expenses	403,287	378,418	335,916
Loss from operations	(389,047)	(378,418)	(335,916)
Gain on sale of contingent payments	127,853	—	—
Royalty income from gain on sale of oncology business	9,851	6,639	—
Interest income, net	12,793	836	6,611
Other income, net	6,749	14,433	—
Net loss from continuing operations	(231,801)	(356,510)	(329,305)
Net income from discontinued operations, net of tax	—	1,961,225	1,935
Net (loss) income	$(231,801)	$1,604,715	$(327,370)
Net loss from continuing operations per share - basic and diluted	$(4.23)	$(5.90)	$(4.77)
Net income from discontinued operations per share - basic and diluted	$—	$32.45	$0.03
Net (loss) income per share - basic and diluted	$(4.23)	$26.55	$(4.74)
Weighted-average number of common shares used in computing net loss per share from continuing operations, net income per share from discontinued operations and net (loss) income per share – basic and diluted	54,789,435	60,447,346	68,997,879
 See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive (Loss) Income

(In thousands) Years Ended December 31:	2022	2021	2020
Net (loss) income	$(231,801)	$1,604,715	$(327,370)
Other comprehensive (loss) income
Unrealized loss on available-for-sale securities	(11,337)	(1,303)	(97)
Comprehensive (loss) income	$(243,138)	$1,603,412	$(327,467)
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury		Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2019	68,401,105	$68	$2,156,363	$202	$(1,516,105)	—	$—	$640,528
Unrealized loss on available-for-sale securities	—	—	—	(97)	—	—	—	(97)
Net loss	—	—	—	—	(327,370)	—	—	(327,370)
Stock-based compensation expense	—	—	61,602	—	—	—	—	61,602
Issuance of common stock under stock incentive and employee stock purchase plans	892,815	1	11,316	—	—	—	—	11,317
Disposition of oncology business	—	—	13,520	—	—	—	—	13,520
Balance at December 31, 2020	69,293,920	$69	$2,242,801	$105	$(1,843,475)	—	$—	$399,500
Unrealized loss on available-for-sale securities	—	—	—	(1,303)	—	—	—	(1,303)
Net income	—	—	—	—	1,604,715	—	—	1,604,715
Stock-based compensation expense	—	—	53,508	—	—	—	—	53,508
Issuance of common stock under stock incentive and employee stock purchase plans	1,256,711	2	37,294	—	—	—	—	37,296
Repurchase of common stock	—	—	—	—	—	(16,216,411)	(802,486)	(802,486)
Disposition of oncology business	—	—	745	—	—	—	—	745
Balance at December 31, 2021	70,550,631	$71	$2,334,348	$(1,198)	$(238,760)	(16,216,411)	$(802,486)	$1,291,975
Unrealized loss on available-for-sale securities	—	—	—	(11,337)	—	—	—	(11,337)
Net loss	—	—	—	—	(231,801)	—	—	(231,801)
Stock-based compensation expense	—	—	49,296	—	—	—	—	49,296
Issuance of common stock under stock incentive and employee stock purchase plans	705,487	—	2,681	—	—	—	—	2,681
Balance at December 31, 2022	71,256,118	$71	$2,386,325	$(12,535)	$(470,561)	(16,216,411)	$(802,486)	$1,100,814
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows

(In thousands) Years Ended December 31:	2022	2021	2020
Operating activities
Net (loss) income	$(231,801)	$1,604,715	$(327,370)
Less: Net income from discontinued operations	—	1,961,225	1,935
Net loss from continuing operations	(231,801)	(356,510)	(329,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,564	9,240	9,790
Stock-based compensation expense	49,296	53,508	61,602
Net (accretion of discount) amortization of premium on marketable securities	(1,198)	6,949	3,022
Gain on sale of contingent payments	(127,853)	—	—
(Gain) loss on disposal of property and equipment	(48)	12	—
Non-cash operating lease expense	9,995	9,537	8,982
Changes in operating assets and liabilities:
Accounts receivable, net	(2,206)	—	—
Inventory	(8,492)	—	—
Other receivables	447	(4,378)	—
Prepaid expenses and other current and non-current assets	(176)	(26,846)	(3)
Accounts payable	3,436	1,863	3,330
Accrued expenses	(1,617)	66	6,765
Operating lease liabilities	(10,828)	(7,527)	(8,127)
Other liabilities	3,003	—	—
Net cash used in operating activities	(309,478)	(314,086)	(243,944)
Net cash used in operating activities - discontinued operations	—	(93,234)	(46,815)
Net cash used in operating activities	(309,478)	(407,320)	(290,759)
Investing activities
Purchases of marketable securities	(1,030,781)	(1,378,221)	(557,030)
Proceeds from maturities and sales of marketable securities	1,146,175	829,804	647,685
Proceeds from sale of contingent payments	131,784	—	—
Purchases of property and equipment	(4,881)	(5,741)	(14,106)
Proceeds from sale of equipment	964	—	—
Net cash provided by (used in) investing activities	243,261	(554,158)	76,549
Net cash provided by (used in) investing activities - discontinued operations	—	1,802,936	(803)
Net cash provided by investing activities	243,261	1,248,778	75,746
Financing activities
Payments on financing lease obligations	(331)	(578)	(336)
Purchase of treasury stock	—	(802,486)	—
Net proceeds from stock option exercises and employee stock purchase plan	2,681	37,296	11,317
Net cash provided by (used in) financing activities	2,350	(765,768)	10,981
Net cash provided by financing activities - discontinued operations	—	—	250,537
Net cash provided by (used in) financing activities	2,350	(765,768)	261,518
Net change in cash and cash equivalents	(63,867)	75,690	46,505
Cash and cash equivalents at beginning of the period	203,126	127,436	80,931
Cash and cash equivalents at end of the period	$139,259	$203,126	$127,436

Supplemental disclosure of non-cash investing and financing transactions:
Additions to property and equipment in accounts payable and accrued expenses	$158	$1,678	$465
Cash taxes paid	$—	$16,078	$—
Financing lease liabilities arising from obtaining financing lease assets	$—	$511	$—
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
Overview
We are a biopharmaceutical company committed to transforming patients’ lives through leadership in the field of cellular metabolism, with the goal of creating differentiated, small molecule medicines for rare diseases. With a history of focused study on cellular metabolism, we have a deep and mature understanding of this biology, which is involved in the healthy functioning of nearly every system in the body. We accelerate the impact of our portfolio by cultivating connections with patient communities, healthcare professionals, partners and colleagues to discover, develop and deliver potential therapies for rare diseases. We are located in Cambridge, Massachusetts.
The lead product candidate in our portfolio, PYRUKYND® (mitapivat), is an activator of both wild-type and mutant pyruvate kinase, or PK, enzymes for the potential treatment of hemolytic anemias. In February 2022, the Food and Drug Administration, or FDA, approved PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In November 2022, we received marketing authorization from the European Commission for PYRUKYND® for the treatment of PK deficiency in adult patients in the European Union, or EU. In December 2022, we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure. In addition, we are currently evaluating PYRUKYND® in clinical trials for the treatment of thalassemia, sickle cell disease, or SCD, and in pediatric patients with PK deficiency. We are also developing AG-946, a novel PK activator, for the potential treatment of lower-risk myelodysplastic syndrome, or LR MDS, and hemolytic anemias.
In addition to the aforementioned clinical development programs, we continue to invest in our late-stage research program focused on advancing a phenylalanine hydroxylase, or PAH, stabilizer for the treatment of phenylketonuria, or PKU.
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
We recorded income from royalties of approximately $9.9 million and $6.6 million on U.S. net sales of TIBSOVO® by Servier in the royalty income from gain on sale of oncology business line item within the consolidated statements of operations, for the years ended December 31, 2022 and December 31, 2021, respectively.

Sale of Contingent Payments
The consideration for the sale of our oncology business to Servier includes a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, referred to as contingent payments. We recognize the contingent payments in the royalty income from gain on sale of oncology business line item in our consolidated statement of operations in the period when realizable. On October 27, 2022, we sold our rights to future contingent payments to entities affiliated with Sagard Healthcare Partners, or Sagard, and recognized income of $127.9 million within the gain on sale of contingent payments line item in our consolidated statements of operations for the year ended December 31, 2022. We retained our rights to the potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA.
Reclassifications
Certain amounts in prior periods have been reclassified to reflect the impact of the discontinued operations treatment of the oncology business in order to conform to the current period presentation.
Liquidity
On March 31, 2021, we completed the sale of our oncology business to Servier, and received approximately $1.8 billion in cash at closing. In connection with the sale, on March 25, 2021, we announced that our Board of Directors authorized the repurchase of up to $1.2 billion of our outstanding shares of common stock, or the Repurchase Program, using the proceeds from the sale of our oncology business to Servier. On March 31, 2021, in connection with the Repurchase Program, we entered into a definitive share repurchase agreement with Bristol-Myers Squibb Company, or BMS, to repurchase 7.1 million shares of our common stock held by certain subsidiaries of BMS for an aggregate purchase price of $344.5 million, or $48.38 per share. This repurchase was completed on April 5, 2021. Further, on April 2, 2021, in connection with the Repurchase Program, we entered into a Rule 10b5-1 repurchase plan pursuant to which we could repurchase up to $600.0 million of shares of our common stock. On October 5, 2021, we terminated our Rule 10b5-1 share repurchase program and on October 13, 2021 we entered into a Rule 10b-18 repurchase plan that allows us to conduct open market repurchases over time up to our remaining authorization under the Repurchase Program. We have not repurchased any shares of common stock in fiscal year 2022 and as of December 31, 2022 we have repurchased approximately 9.1 million shares of common stock for $458.0 million, or $50.35 per share, under the Rule 10b5-1 repurchase plan. As of December 31, 2022, we have not repurchased any shares under the Rule 10b-18 repurchase plan. In total, as of December 31, 2022, we repurchased 16.2 million shares of common stock for $802.5 million, or $49.49 per share, under the Repurchase Program. We have paused our share repurchases for the foreseeable future.
On April 30, 2020, we entered into an at-the-market sales agreement, or the 2020 sales agreement, with Cowen & Company LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $250.0 million through Cowen pursuant to a universal shelf registration statement on Form S-3 filed with the SEC on April 30, 2020. As of December 31, 2022, $250.0 million in common stock remained available for future issuance under the 2020 sales agreement. On February 15, 2023, we delivered written notice to Cowen that we were terminating the 2020 sales agreement, effective on February 22, 2023. As of the termination of the 2020 sales agreement, we had not sold any shares of our common stock under the 2020 sales agreement.
As of December 31, 2022, we had cash, cash equivalents and marketable securities of $1.1 billion. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities to be sufficient to fund current operations for at least the next twelve months from the issuance of the financial statements. If we are unable to raise additional funds through equity or debt financings, we may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
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
Use of estimates
The preparation of our consolidated financial statements requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses, reserves and allowances, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and any variant strains of the virus and the actions taken to contain the pandemic or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.
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
Cost of sales
Cost of sales consists primarily of manufacturing costs for sales of PYRUKYND®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of PYRUKYND® recorded during the twelve months ended December 31, 2022 were expensed prior to February 17, 2022 and, therefore, are not included in costs of sales during the twelve months ended December 31, 2022.
Marketable securities
Marketable securities at December 31, 2022 and 2021 consisted of investments in U.S. Treasuries, government securities and corporate debt securities. We determine the appropriate classification of the securities at the time they are acquired and evaluate the appropriateness of such classifications at each balance sheet date. We classify our marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value. Unrealized gains and losses are included as a component of accumulated other comprehensive (loss) income in the consolidated balance sheets and statements of stockholders’ equity and a component of total comprehensive (loss) income in the consolidated statements of comprehensive (loss) income, until realized. Realized gains and losses are included in investment income on a specific-identification basis.
At December 31, 2022 and 2021, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of one to two years, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and therefore classified as available-for-sale.
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
Our financial assets, which include cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2022 or 2021. Fair value information for these assets, including their classification in the fair value hierarchy is included in Note 3, Fair Value Measurements.
There have been no changes to the valuation methods during the years ended December 31, 2022 and 2021. We evaluate transfers between levels at the end of each reporting period.
The carrying amounts of other receivables, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities.
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
Impairment of long-lived assets
We periodically evaluate our long-lived assets for potential impairment in accordance with ASC 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on the undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. We did not recognize any impairment charges through December 31, 2022.
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
We have not entered into any material short-term leases or financing leases as of December 31, 2022.
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
Comprehensive income (loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances, and currently consists of net loss and unrealized gains and losses on available-for-sale securities. Accumulated other comprehensive (loss) income consists entirely of unrealized gains and losses from available-for-sale securities as of December 31, 2022 and 2021.
Net income (loss) per share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the dilutive net income (loss) per share calculation, stock options, restricted stock units, or RSUs, performance-based stock units, or PSUs, and market-based stock units, or MSUs, for which the performance and market vesting conditions, respectively, have been deemed probable, and employee stock purchase plan shares are considered to be common stock equivalents but are excluded from the calculation of diluted net income (loss) per share as their effect would be anti-dilutive.
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
Segment and geographic information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker or decision-making group in making decisions on how to allocate resources and assess performance. Our chief operating decision maker is the chief executive officer. Our chief operating decision maker and we view our operations and manage our business as one operating segment.
Discontinued operations
We accounted for the sale of our oncology business in accordance with ASC 205, Discontinued Operations and Accounting Standards Update, or ASU, No. 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity. We followed the held-for-sale criteria as defined in ASC 360, Property, Plant and Equipment, and ASC 205. ASC 205 requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the consolidated statements of operations. Assets and liabilities are also reclassified into separate line items on the related consolidated balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations.
Due to the sale of the oncology business during the first quarter of 2021, in accordance with ASC 205, we have classified the results of the oncology business as discontinued operations in our consolidated statements of operations and cash flows for all periods presented, and refer to Note 15, Discontinued Operations. All assets and liabilities associated with our oncology business were therefore classified as assets and liabilities of discontinued operations in our consolidated balance sheets for the periods presented. All amounts included in the notes to the consolidated financial statements relate to continuing operations unless otherwise noted.

Treasury stock
Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.
Recent accounting pronouncements
In June 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The guidance is effective for fiscal years beginning after December 31, 2019, including interim periods within those years. The Company adopted this amendment as of January 1, 2020, which eliminated the concept of other-than-temporary impairments and required credit losses on debt securities to be recorded through an allowance for credit losses instead of as a reduction in the amortized cost basis of the securities. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. There was no material impact to the Company’s consolidated financial position, results of operation, or cash flows.
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
Note 3. Fair Value Measurements
The following table summarizes our cash equivalents and marketable securities measured at fair value and by level (as described in Note 2. Summary of Significant Accounting Policies) on a recurring basis as of December 31, 2022:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$37,093	$50,909	$—	$88,002
Total cash equivalents	37,093	50,909	—	88,002

Marketable securities:
U.S. Treasuries	—	84,596	—	84,596
Government securities	—	331,443	—	331,443
Corporate debt securities	—	541,695	—	541,695
Total marketable securities	—	957,734	—	957,734
Total cash equivalents and marketable securities	$37,093	$1,008,643	$—	$1,045,736
There were no transfers between Level 1 and Level 2 and we had no financial assets or liabilities that were classified as Level 3 at any point during the year ended December 31, 2022.

Note 4. Marketable Securities
Marketable securities at December 31, 2022 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$68,175	$3	$(811)	$67,367
Government securities	220,901	8	(5,289)	215,620
Corporate debt securities	363,263	1	(2,391)	360,873
Total Current	652,339	12	(8,491)	643,860

Non-current:
U.S. Treasuries	17,418	4	(193)	17,229
Government securities	117,475	7	(1,659)	115,823
Corporate debt securities	183,037	76	(2,291)	180,822
Total Non-current	317,930	87	(4,143)	313,874
Total marketable securities	$970,269	$99	$(12,634)	$957,734
Marketable securities at December 31, 2021 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$269,109	$—	$(36)	$269,073
Government securities	17,764	1	(10)	17,755
Corporate debt securities	530,490	3	(429)	530,064
Total Current	817,363	4	(475)	816,892

Non-current:
U.S. Treasuries	40,607	—	(23)	40,584
Government securities	148,820	—	(470)	148,350
Corporate debt securities	77,675	—	(234)	77,441
Total Non-current	267,102	—	(727)	266,375
Total marketable securities	$1,084,465	$4	$(1,202)	$1,083,267
There were no material realized gains or losses on marketable securities for the years ended December 31, 2022 and 2021.
At December 31, 2022 and 2021, we held 259 and 294 debt securities, respectively, that were in an unrealized loss position for less than one year. We did not record an allowance for credit losses as of December 31, 2022 and December 31, 2021 related to these securities. The aggregate fair value of debt securities in an unrealized loss position at December 31, 2022 and 2021 was $868.2 million and $950.5 million, respectively. There were no individual securities that were in a significant unrealized loss position as of December 31, 2022 and 2021. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We do not consider these marketable securities to be impaired as of December 31, 2022 and 2021.

Note 5. Inventory
Inventory, which consists of commercial supply of PYRUKYND®, consisted of the following:

(In thousands)	December 31, 2022	December 31, 2021
Raw materials	$—	$—
Work-in-process	7,550	—
Finished goods	942	—
Total inventory	$8,492	$—
Note 6. Leases
Our building leases are comprised of office and laboratory space under non-cancelable operating leases. These lease agreements have remaining lease terms of five years and contain various clauses for renewal at our option. The renewal options were not included in the calculation of the operating lease assets and the operating lease liabilities as the renewal options are not reasonably certain of being exercised. The lease agreements do not contain residual value guarantees.
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
The components of lease expense and other information related to leases were as follows:

(In millions)	2022	2021	2020
Operating lease costs	$15,227	$15,229	$15,241
Cash paid for amounts included in the measurement of operating lease liabilities	17,035	14,411	14,424
We have not entered into any material short-term leases or financing leases as of December 31, 2022.
In arriving at the operating lease liabilities as of December 31, 2022, we applied the weighted-average incremental borrowing rate of 5.7% from inception over a weighted-average remaining lease term of 5.2 years. In arriving at the operating lease liabilities as of December 31, 2021, we applied the weighted-average incremental borrowing rate of 5.7% over a weighted-average remaining lease term of 6.2 years.

As of December 31, 2022, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter, were as follows:

(In thousands)
2023	$16,651
2024	18,660
2025	19,507
2026	20,151
2027	20,755
Thereafter	3,479
Undiscounted minimum rental commitments	99,203
Interest	(13,544)
Total operating lease liabilities	$85,659
We provided our landlord a standby letter of credit of $2.9 million as security for our leases. We are not required to maintain any cash collateral for the standby letter of credit.
In August 2021, we entered into a long-term sublease agreement for 13,000 square feet of the office space at 38 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through December 2024. In April 2022, we entered into a long-term sublease agreement for 27,000 square feet of the office space at 64 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through April 2025. We recorded operating sublease income of $4.1 million and $0.5 million for the years ended December 31, 2022 and December 31, 2021, respectively, in other income, net in the consolidated statements of operations. We received a security deposit from our sublessee of approximately $1.1 million which is recorded within other non-current assets on our consolidated balance sheet.
As of December 31, 2022, the future minimum lease payments to be received under the long-term sublease agreements were as follows:

(In thousands)
2023	4,329
2024	4,459
2025	1,101
Total	$9,889
Note 7. Accrued Expenses
Accrued expenses consisted of the following at December 31:

(In thousands)	2022	2021
Accrued compensation	$18,105	$19,818
Accrued research and development costs	8,425	5,980
Accrued professional fees	2,435	2,335
Accrued other	1,385	3,834
Total accrued expenses	$30,350	$31,967
Note 8. Product Revenue
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

Product revenue, net, was as follows for the years ended December 31:

(In thousands)	2022	2021	2020
Product revenue, net	$11,740	$—	$—
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
The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the year ended December 31, 2022:

(In thousands)	Contractual Adjustments	Government Rebates	Returns	Total
Balance at December 31, 2021	$—	$—	$—	$—
Current provisions relating to sales in the current year	497	912	133	1,542
Adjustments relating to prior years	—	—	—	—
Payments/returns relating to sales in the current year	(432)	(339)		(771)
Payments/returns relating to sales in the prior years	—	—	—	—
Balance at December 31, 2022	$65	$573	$133	$771
There were no balances or activity related to product revenue allowance and reserve categories for the year ended December 31, 2021.
Total revenue-related reserves above, included in our consolidated balance sheets, are summarized as follows:

(In thousands)	December 31, 2022	December 31, 2021
Reduction of accounts receivable	$60	$—
Component of accrued expenses	711	—
Total revenue-related reserves	$771	$—
The following table presents changes in our contract assets during the year ended December 31, 2022:

(In thousands)	December 31, 2021	Additions	Deductions	December 31, 2022
Contract assets(1)
Accounts receivable, net	$—	$13,283	$(11,077)	$2,206
(1) Additions to contract assets relate to amounts billed to Customers for product sales, and deductions to contract assets primarily relate to collection of receivables during the reporting period.

There were no balances or activity related to contract assets for the year ended December 31, 2021.
Note 9. Share-Based Payments
Stock incentive plans
In June 2013, our Board of Directors adopted and, in July 2013 our stockholders approved, the 2013 Stock Incentive Plan, or the 2013 Plan. The 2013 Plan became effective upon the closing of our initial public offering and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, RSUs, PSUs, and other stock-based awards to employees, non-employees and non-employee directors. Following the adoption of the 2013 Plan, we granted no further stock options or other awards under the 2007 Stock Incentive Plan, or the 2007 Plan. Any options or awards outstanding under the 2007 Plan at the time of adoption of the 2013 Plan remain outstanding and effective. As of December 31, 2022, the total number of shares reserved under the 2007 Plan and the 2013 Plan was 12,821,789, and we had 5,458,366 shares available for future issuance under the 2013 Plan.

The 2013 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2014 and continuing until the expiration of the 2013 Plan, equal to the lesser of (i) 2,000,000 shares of common stock, (ii) 4% of the outstanding shares of common stock on such date or (iii) an amount determined by our Board of Directors. On January 1, 2023, the annual increase for the 2013 Plan resulted in an additional 2,000,000 shares authorized for issuance.
Stock options
The following table summarizes the stock option activity of all stock incentive plans for the year ended December 31, 2022:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	4,798,826	$58.51	6.24	$4,697
Granted	1,850,093	28.89
Exercised	(15,539)	11.50
Forfeited/Expired	(860,816)	60.91
Outstanding at December 31, 2022	5,772,564	$48.81	6.50	$5,362
Exercisable at December 31, 2022	3,497,660	$58.24	4.84	$3,141
Vested and expected to vest at December 31, 2022	5,772,564	$48.81	6.50	$5,362
The weighted-average grant date fair value of options granted was $15.64, $31.20 and $32.10 during the years ended December 31, 2022, 2021 and 2020, respectively. The total intrinsic value of options exercised was $0.3 million, $8.5 million and $10.4 million during the years ended December 31, 2022, 2021 and 2020, respectively.
At December 31, 2022, the total unrecognized compensation expense related to unvested stock option awards was $38.1 million, which we expect to recognize over a weighted-average period of approximately 2.71 years.
Restricted stock units
Upon vesting, each RSU entitles the holder to receive a specified number of shares of our common stock. The following table presents RSU activity for the year ended December 31, 2022:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2021	1,002,924	$51.51
Granted	869,766	31.16
Vested	(531,304)	50.16
Forfeited	(223,465)	41.84
Unvested shares at December 31, 2022	1,117,921	$38.30
As of December 31, 2022, there was approximately $25.6 million of total unrecognized compensation expense related to RSUs, which we expect to be recognized over a weighted-average period of 1.76 years.

Performance-based stock units
At the achievement of the performance-based and service-based vesting criteria, each PSU entitles the holder to receive a specified number of shares of our common stock. The following table presents PSU activity for the year ended December 31, 2022:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2021	234,059	$54.28
Granted	337,243	30.33
Vested	(53,777)	54.28
Forfeited	(47,190)	49.06
Expired	(40,092)	56.52
Unvested shares at December 31, 2022	430,243	$35.87
Stock-based compensation expense associated with these PSUs is recognized if the underlying performance condition is considered probable of achievement using our management’s best estimates. As of December 31, 2022, there was no unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered probable of achievement that we expect to recognize. There is $15.4 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered not probable of achievement.
Market-based stock units
We have issued certain equity awards that contain market based vesting conditions, in which shares of stock are earned at vesting based on stock price performance. The fair value of MSUs are estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the market condition.
The following table presents MSU activity for the year ended December 31, 2022:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2021	42,695	$41.50
Granted	—	—
Unvested shares at December 31, 2022	42,695	$41.50
As of December 31, 2022, there was no remaining unrecognized compensation expense related to MSUs.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. On January 1, 2023, the annual increase for the 2013 ESPP resulted in an additional 509,091 shares authorized for issuance. We issued 104,867 shares and 94,888 shares during the years ended December 31, 2022 and 2021, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 1,854,545 shares of our common stock. As of December 31, 2022, we had 1,289,780 shares available for future issuance under the 2013 ESPP.

Stock-based compensation expense
During the years ended December 31, 2022, 2021 and 2020, we recorded stock-based compensation expense for employee and non-employee stock options, RSUs, PSUs, ESPP shares and other stock-based awards. Stock-based compensation expense by award type included within the consolidated statements of operations is as follows:

(In thousands)	2022	2021	2020
Stock options	$23,731	$30,985	$37,705
Restricted stock units	21,670	21,510	19,893
Performance-based stock units	2,919	—	1,760
Employee Stock Purchase Plan	976	1,013	1,463
Other stock awards	—	—	781
Total stock-based compensation expense	$49,296	$53,508	$61,602
Expenses related to equity-based awards were allocated as follows in the consolidated statements of operations:

(In thousands)	2022	2021	2020
Research and development expense	$20,988	$24,527	$27,119
Selling, general and administrative expense	28,308	28,981	34,483
Total stock-based compensation expense	$49,296	$53,508	$61,602
No related tax benefits were recognized for the years ended December 31, 2022, 2021 and 2020.
The fair value of each stock option granted to employees and non-employees is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used in calculating the grant date fair value of the awards:

	2022	2021	2020
Risk-free interest rate	2.55%	0.72%	1.24%
Expected dividend yield	—	—	—
Expected term (in years)	6.03	6.05	6.05
Expected volatility	55.30%	61.72%	73.80%
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

Note 10. Net Income (Loss) per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net income (loss) per share calculation, stock options, RSUs, PSUs and MSUs for which the performance and market vesting conditions, respectively, have been deemed probable, and 2013 ESPP shares are considered to be common stock equivalents, while PSUs and MSUs with performance and market vesting conditions, respectively, that were not deemed probable as of December 31, 2022 are not considered to be common stock equivalents.
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
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Years ended December 31,
	2022	2021	2020
Stock options	5,772,564	4,798,826	6,143,046
Restricted stock units	1,117,921	1,002,924	1,284,378
Employee Stock Purchase Plan shares	42,026	39,864	46,439
Total	6,932,511	5,841,614	7,473,863
Note 11. Income Taxes
The domestic and foreign components of loss from continuing operations before income taxes are as follows:

(In thousands)	2022	2021	2020
Domestic	$(231,767)	$(356,665)	$(330,669)
Foreign	(34)	155	1,364
Total	$(231,801)	$(356,510)	$(329,305)
We did not have any material provision for income taxes for the years ended December 31, 2022, 2021 and 2020.
A reconciliation of the expected income tax benefit (expense) computed using the federal statutory income tax rate to our effective income tax rate is as follows for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Income tax benefit computed at federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.9%	2.6%	2.5%
Change in valuation allowance	(25.7)%	(24.5)%	(28.2)%
General business credits and other credits	5.2%	5.3%	7.0%
Permanent differences and other adjustments	(2.3)%	(3.9)%	(1.6)%
Stock based compensation	(1.1)%	(0.5)%	(0.7)%
Total	—%	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for the years ended December 31, 2022 and 2021 are as follows:

(In thousands)	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$32,907	$39,186
Tax credit carryforwards	163,780	152,128
Purchased intangible assets	11,583	12,150
Stock-based compensation	26,236	27,217
Operating lease liability	21,042	22,963
Non-deductible accruals and reserves, including inventory	3,992	4,033
Section 174 R&D expense	56,565	—
Total deferred tax assets	316,105	257,677
Depreciation and amortization	(3,767)	(3,168)
Operating lease right of use asset	(16,345)	(18,031)
Less: valuation allowance	(295,993)	(236,478)
Net deferred taxes	$—	$—
The Tax Cuts and Jobs Act (TCJA) requires taxpayers to capitalize and amortize research and experimental expenditures under section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during the year ending December 31, 2022 and resulted in the capitalization of research and development costs of $261.4 million. We will amortize these costs for tax purposes over 5 years if the research and development was performed in the U.S. and over 15 years if the research and development was performed outside the U.S.
As of December 31, 2022, we had net operating loss carryforwards, or NOLs, available to reduce state and foreign income taxes of approximately $1.2 billion and $65.2 million, respectively. At December 31, 2022, we also had available research and development tax credits for federal and state income tax purposes of approximately $16.9 million and $25.7 million, respectively. If not utilized, the credits begin to expire in 2039 and 2027 for federal and state income tax purposes, respectively. We engaged in clinical testing activities and incurred expenses that qualify for the federal orphan drug tax credit. At December 31, 2022, we had available orphan drug tax credits for federal purposes only of approximately $126.5 million. If not utilized, the orphan drug credits begin to expire in 2035.
As provided by Section 382 of the Internal Revenue Code of 1986, or Section 382, and similar state provisions, utilization of NOLs and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations that have previously occurred or that could occur in the future. Ownership changes may limit the amount of NOLs and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of five percent stockholders in the stock of a corporation by more than 50 percent in the aggregate over a three year period. We completed a review of our changes in ownership through December 31, 2022 and determined that transactions have resulted in no ownership changes during the year ended December 31, 2022, as defined by Section 382. The impact of the historical ownership changes has been reflected in our deferred tax assets in the table above.
As required by ASC 740, we have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on the weight of available evidence, both positive and negative, we recorded a valuation allowance of $296.0 million and $236.5 million as of December 31, 2022 and December 31, 2021, respectively, because we have determined that it is more likely than not that these assets will not be fully realized. The valuation allowance increased by $59.5 million for the year ended December 31, 2022 primarily due to the Section 174 R&D expense capitalization and decreased by $358.3 million for the year ended December 31, 2021 primarily due to the utilization of net operating losses and tax credits.

The following table presents our change in valuation allowance for the years ended December 31, 2022 and, 2021:

(in thousands)	2022	2021
Valuation allowance at the beginning of the year	$236,478	$594,752
Increase (decrease) for the current period	59,515	(358,274)
Valuation allowance at the end of the year	$295,993	$236,478
As of December 31, 2022, the unremitted earnings of our foreign subsidiaries are not material. We have not provided for U.S. income taxes or foreign withholding taxes on these earnings as it is our current intention to permanently reinvest these earnings outside the U.S. The tax liability on these earnings is also not material. Events that could trigger a tax liability include, but are not limited to, distributions, reorganizations or restructurings and/or tax law changes.
We apply the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. Our reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by us in our tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit.
The following table presents our unrecognized tax benefits activity for the years ended December 31, 2022 and 2021:

(In thousands)	2022	2021
Unrecognized tax benefits at the beginning of the year	$24,220	$21,131
Gross increases - current period tax positions	1,970	3,089
Unrecognized tax benefits at the end of the year	$26,190	$24,220
We will recognize interest and penalties related to uncertain tax positions above the line as an expense to continuing operations. As of December 31, 2022 and 2021, we had no accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized. If all of the Company’s unrecognized tax benefits as of December 31, 2022 were to become recognizable in the future, we would record $26.2 million of unrecognized tax benefits. The uncertain tax position does not impact our effective income tax rate due to the full valuation allowance.
We are subject to taxation in the United States, Switzerland, Netherlands, Germany, Italy and France. The statute of limitations for assessment by the IRS and state tax authorities is open for tax years ending December 31, 2022, 2021, 2020, and 2019, although carryforward attributes that were generated for tax years prior to 2019 may still be adjusted upon examination by the IRS or state tax authorities if they either have been, or will be, used in a future period. The statute of limitations for assessment in Switzerland remains open for tax years ending December 31, 2022, 2021, 2020, and 2019. The Company’s subsidiaries in the Netherlands and Germany were incorporated in 2019 and therefore the statute of limitations for assessment that remain open in these jurisdictions are for the tax years ending December 31, 2022, 2021, 2020 and 2019. The Company’s subsidiaries in Italy and France were incorporated in 2020 and therefore the statute of limitations for assessment that remain open in these jurisdictions are for the tax years ending December 31, 2022, 2021 and 2020. There are currently no federal, state or foreign audits in progress.
As of December 31, 2022 and 2021, we had an income tax receivable of $0.3 million and $2.9 million, respectively, recorded within prepaid expenses and other assets.

Note 12. Property and Equipment, net
Property and equipment, net consisted of the following at December 31:

(In thousands)	2022	2021
Laboratory equipment	$23,182	$22,165
Computer equipment and software	6,179	6,913
Leasehold improvements	37,277	32,726
Furniture and fixtures	3,514	3,035
Office equipment	2,248	1,690
Construction in progress	657	7,368
Total property and equipment	73,057	73,897
Less: accumulated depreciation	(50,070)	(44,974)
Total property and equipment, net	$22,987	$28,923
Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $8.4 million, $8.8 million and $9.4 million, respectively.
Note 13. Common Stock
We are authorized to issue 125,000,000 shares of our common stock. Holders of common stock are entitled to one vote per share. Additionally, holders of common stock are entitled to receive dividends, if and when declared by our board of directors, and to share ratably in our assets legally available for distribution to our shareholders in the event of liquidation.
Note 14. Share Repurchase Program
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
Further, on April 2, 2021, in connection with the Repurchase Program, we entered into a Rule 10b5-1 repurchase plan to which we may repurchase up to $600.0 million of shares of our common stock. As of December 31, 2022, we have repurchased approximately 9.1 million shares of common stock for $458.0 million, or $50.35 per share, under the Rule 10b5-1 repurchase plan. In total, as of December 31, 2022, we have repurchased 16.2 million shares of common stock for $802.5 million, or $49.49 per share, under the Repurchase Program.
On October 5, 2021, we terminated our Rule 10b5-1 share repurchase plan and on October 13, 2021, we entered into a Rule 10b-18 repurchase plan that allows us to conduct open market repurchases over time up to our remaining authorization under the Repurchase Program. We have paused our share repurchases for the foreseeable future.
Repurchased shares are held as treasury stock until they are retired or re-issued. Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Repurchases of our common stock are accounted for as of the settlement date. There were no retirements or re-issuances of treasury stock during the year ended December 31, 2022.
Note 15. Discontinued Operations
On March 31, 2021, we completed the sale of our oncology business to Servier. We determined the sale of the oncology business represented a strategic shift that had a major effect on our business and therefore met the criteria for classification as discontinued operations at March 31, 2021. Accordingly, the oncology business is reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations. The related assets and liabilities of the oncology business were classified as assets and liabilities of discontinued operations in the consolidated balance sheets and the results of operations from the oncology business as discontinued operations in the consolidated statements of operations. Applicable amounts in prior years have been recast to conform to this discontinued operations presentation. We recognized a gain on the sale of the oncology business upon closing.

The following table presents the net liabilities transferred for the sale of the oncology business at March 31, 2021:

(in thousands)	March 31, 2021
Assets
Current assets:
Accounts receivable, net	$25,386
Collaboration receivable – related party	2,253
Collaboration receivable – other	2,438
Inventory	16,190
Prepaid expenses and other current assets	7,125
Total current assets of discontinued operations	53,392
Other non-current assets	2,234
Total assets of discontinued operations	$55,626

Liabilities
Current liabilities:
Accounts payable	$4,245
Accrued expenses	30,288
Total current liabilities of discontinued operations	34,533
Liability related to the sale of future revenue, net of debt issuance costs	264,281
Total liabilities of discontinued operations	298,814
Net liabilities distributed to Servier	$(243,188)
The following table presents the gain on the sale for the year ended December 31, 2021:

(in thousands)	December 31, 2021
Cash proceeds	$1,802,936
Less: transaction and insurance costs	(53,573)
Plus: net liabilities distributed, including working capital adjustment	239,770
Gain on sale, pre-tax	1,989,133
Income tax expense	(12,799)
Gain on sale, net of tax	$1,976,334
As of December 31, 2022 and December 31, 2021, there were no assets or liabilities classified as discontinued operations.

The following table presents the financial results of the discontinued operations:

(in thousands)	2021	2020
Revenues:
Product revenue, net	$36,909	$121,089
Collaboration revenue – related party	1,350	68,274
Collaboration revenue – other	491	3,571
Royalty revenue – related party	2,659	10,262
Total revenue	41,409	203,196
Cost and expenses:
Cost of sales	706	2,805
Research and development	41,564	146,659
Selling, general and administrative	8,551	33,965
Total cost and expenses	50,821	183,429
(Loss) income from discontinued operations	(9,412)	19,767
Non-cash interest expense for the sale of future revenue	(5,697)	(17,832)
Gain on the sale of the oncology business	1,989,133	—
Income from discontinued operations, pre-tax	1,974,024	1,935
Income tax expense	(12,799)	—
Net income from discontinued operations	$1,961,225	$1,935
In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed may be presented in discontinued operations. As such, the research and development, marketing, selling and general and administrative expenses in discontinued operations include corporate costs incurred directly to solely support our oncology business.
We also entered into a Transition Services Agreement with Servier, through which we provided transitional services related to discovery, clinical development, technical operations, commercial and general and administrative related activities through March 31, 2022.
The milestone payment for approval of vorasidenib and royalty payments related to vorasidenib and TIBSOVO® represent contingent consideration. Contingent consideration has been accounted for as a gain contingency in accordance with ASC 450, Contingencies, and will be recognized in earnings in the period when realizable. As described in Note 1, Nature of Business, on October 27, 2022, we sold our rights to future contingent payments to entities affiliated with Sagard and recognized income of $127.9 million within the gain on sale of contingent payments line item in our consolidated statements of operations for the year ended December 31, 2022.
Note 16. Commitments and Contingent Liabilities
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