Form 10-Q
period 2023-03-31
AGIOS PHARMACEUTICALS, INC.
filed 2023-05-04
CIK 1439222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 28, 2023: 55,580,791

AGIOS PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)
AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$104,139	$139,259
Marketable securities	635,062	643,860
Accounts receivable, net	1,778	2,206
Inventory	11,374	8,492
Prepaid expenses and other current assets	39,303	38,955
Total current assets	791,656	832,772
Marketable securities	271,727	313,874
Operating lease assets	62,521	65,129
Property and equipment, net	21,438	22,987
Other non-current assets	3,956	3,956
Total assets	$1,151,298	$1,238,718
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,662	$18,616
Accrued expenses	22,459	30,350
Operating lease liabilities	13,992	13,663
Total current liabilities	45,113	62,629
Operating lease liabilities, net of current portion	68,346	71,996
Other non-current liabilities	1,313	3,279
Total liabilities	114,772	137,904
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 71,757,778 shares issued and 55,541,367 shares outstanding at March 31, 2023, and 71,256,118 shares issued and 55,039,707 shares outstanding at December 31, 2022	72	71
Additional paid-in capital	2,398,930	2,386,325
Accumulated other comprehensive loss	(8,411)	(12,535)
Treasury stock, at cost (16,216,411 shares at March 31, 2023 and December 31, 2022)	(802,486)	(802,486)
Accumulated deficit	(551,579)	(470,561)
Total stockholders’ equity	1,036,526	1,100,814
Total liabilities and stockholders’ equity	$1,151,298	$1,238,718
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2023	2022
Revenues:
Product revenue, net	$5,609	$832
Total revenue	5,609	832
Operating expenses:
Cost of sales	$554	$339
Research and development	67,301	70,123
Selling, general and administrative	28,367	31,515
Total operating expenses	96,222	101,977
Loss from operations	(90,613)	(101,145)
Royalty income from gain on sale of oncology business	—	2,704
Interest income, net	8,091	694
Other income, net	1,504	2,973
Net loss	$(81,018)	$(94,774)
Net loss per share - basic and diluted	$(1.47)	$(1.74)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	55,265,390	54,555,467
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Net loss	$(81,018)	$(94,774)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	4,124	(6,547)
Comprehensive loss	$(76,894)	$(101,321)
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2022	71,256,118	$71	$2,386,325	$(12,535)	$(470,561)	(16,216,411)	$(802,486)	$1,100,814
Unrealized gain on available-for-sale securities	—	—	—	4,124	—	—	—	4,124
Common stock issued under stock incentive plan and ESPP	501,660	1	2,466	—	—	—	—	2,467
Stock-based compensation expense	—	—	10,139	—	—	—	—	10,139
Net loss	—	—	—	—	(81,018)	—	—	(81,018)
Balance at March 31, 2023	71,757,778	$72	$2,398,930	$(8,411)	$(551,579)	(16,216,411)	$(802,486)	$1,036,526

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2021	70,550,631	$71	$2,334,348	$(1,198)	$(238,760)	(16,216,411)	$(802,486)	$1,291,975
Unrealized loss on available-for-sale securities	—	—	—	(6,547)	—	—	—	(6,547)
Common stock issued under stock incentive plan and ESPP	442,646	—	1,289	—	—	—	—	1,289
Stock-based compensation expense	—	—	15,510	—	—	—	—	15,510
Net loss	—	—	—	—	(94,774)	—	—	(94,774)
Balance at March 31, 2022	70,993,277	$71	$2,351,147	$(7,745)	$(333,534)	(16,216,411)	$(802,486)	$1,207,453
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Operating activities
Net loss	(81,018)	(94,774)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	1,790	2,478
Stock-based compensation expense	10,139	15,510
Net amortization of premium (accretion of discount) on marketable securities	(2,776)	1,150
Gain on disposal of property and equipment	(150)	—
Non-cash operating lease expense	2,608	2,436
Changes in operating assets and liabilities:
Accounts receivable, net	428	(540)
Inventory	(2,882)	(2,485)
Other receivables	—	(987)
Prepaid expenses and other current and non-current assets	(348)	(3,391)
Accounts payable	(9,796)	(5,007)
Accrued expenses and other current liabilities	(7,891)	(12,220)
Deferred revenue	—	2,500
Operating lease liabilities	(3,321)	(2,405)
Other non-current liabilities	(1,966)	—
Net cash used in operating activities	(95,183)	(97,735)
Investing activities
Purchases of marketable securities	(128,351)	(355,916)
Proceeds from maturities and sales of marketable securities	186,196	332,147
Purchases of property and equipment	(399)	(2,804)
Proceeds from sale of equipment	150	—
Net cash provided by (used in) investing activities	57,596	(26,573)
Financing activities
Payments on financing lease obligations	—	(81)
Net proceeds from stock option exercises and employee stock purchase plan	2,467	1,289
Net cash provided by financing activities	2,467	1,208
Net change in cash and cash equivalents	(35,120)	(123,100)
Cash and cash equivalents at beginning of the period	139,259	203,126
Cash and cash equivalents at end of the period	$104,139	$80,026

Supplemental disclosure of non-cash investing and financing transactions
Additions to property and equipment in accounts payable and accrued expenses	$—	$1,536
Cash taxes paid	$—	$1,842

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

In addition to the aforementioned development programs, we continue to invest in our late-stage research program focused on advancing a phenylalanine hydroxylase, or PAH, stabilizer for the treatment of phenylketonuria, or PKU.

We are subject to risks common to companies in our industry including, but not limited to, uncertainties relating to conducting preclinical and clinical research and development, the manufacture and supply of products for clinical and commercial use, obtaining and maintaining regulatory approvals and pricing and reimbursement for our products, market acceptance, managing global growth and operating expenses, availability of additional capital, competition, obtaining and enforcing patents, stock price volatility, dependence on collaborative relationships and third-party service providers, dependence on key personnel, potential litigation, potential product liability claims and potential government investigations.

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
Sale of Contingent Payments
The consideration for the sale of our oncology business to Servier included a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through the loss of exclusivity, referred to as contingent payments. We recognized the contingent payments in the royalty income from gain on sale of oncology business line item in our consolidated statements of operations in the period when realizable. In October 2022, we sold our rights to future contingent payments to entities affiliated with Sagard Healthcare Partners, or Sagard, and recognized income of $127.9 million within the gain on sale of contingent payments line item in our consolidated statements of operations for the year ended December 31, 2022. We retain our rights to the potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA.
Basis of Presentation
The condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations, comprehensive loss and stockholders' equity for the three months ended March 31, 2023 and 2022, and the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of March 31, 2023, our results of operations and stockholders' equity for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The condensed consolidated balance sheet data as of December 31, 2022 was derived from our audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the Securities and Exchange Commission, or SEC, on February 23, 2023.
Our condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in conformity with U.S. GAAP.
Use of Estimates
The preparation of our condensed consolidated financial statements requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. The full extent to which the COVID-19 pandemic, or other pandemics or public health emergencies, may in the future directly or indirectly impact our business, results of operations and financial condition, including expenses, reserves and allowances, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.
Liquidity
As of March 31, 2023, we had cash, cash equivalents and marketable securities of $1.0 billion. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities will be sufficient to fund current operations for at least the next twelve months from the issuance date of these financial statements.
2. Summary of Significant Accounting Policies
There have been no material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Recent Accounting Pronouncements
Accounting standards that have been issued by the Financial Accounting Standards Board or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

3. Fair Value Measurements
We record cash equivalents and marketable securities at fair value. Accounting Standards Codification, or ASC, 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). The hierarchy consists of three levels:
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
The following table summarizes our cash equivalents and marketable securities measured at fair value and by level on a recurring basis as of March 31, 2023:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$13,026	$47,178	$—	$60,204
Total cash equivalents	13,026	47,178	—	60,204

Marketable securities:
U.S. Treasuries	—	58,217	—	58,217
Government securities	—	384,918	—	384,918
Corporate debt securities	—	463,654	—	463,654
Total marketable securities	—	906,789	—	906,789
Total cash equivalents and marketable securities	$13,026	$953,967	$—	$966,993
Cash equivalents and marketable securities have been initially valued at the transaction price and are subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2023.
There have been no changes to the valuation methods during the three months ended March 31, 2023, and we had no financial assets or liabilities that were classified as Level 3 at any point during the three months ended March 31, 2023.
4. Marketable Securities
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and are recorded at fair value. Unrealized gains are included as a component of accumulated other comprehensive loss in the condensed consolidated balance sheets and statements of stockholders’ equity and a component of total comprehensive loss in the condensed consolidated statements of comprehensive loss, until realized. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the condensed consolidated balance sheets with a corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive income, net of taxes. Realized gains and losses are included in investment income on a specific-identification basis. There were no material realized gains or losses on marketable securities for the three months ended March 31, 2023 or 2022.
Marketable securities at March 31, 2023 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$47,187	$3	$(604)	$46,586
Government securities	285,068	25	(4,320)	280,773
Corporate debt securities	309,963	1	(2,261)	307,703
Total Current	642,218	29	(7,185)	635,062

Non-current:
U.S. Treasuries	11,617	15	(1)	11,631
Government securities	104,621	88	(564)	104,145
Corporate debt securities	156,744	175	(968)	155,951
Total Non-current	272,982	278	(1,533)	271,727
Total marketable securities	$915,200	$307	$(8,718)	$906,789
Marketable securities at December 31, 2022 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$68,175	$3	$(811)	$67,367
Government securities	220,901	8	(5,289)	215,620
Corporate debt securities	363,263	1	(2,391)	360,873
Total Current	652,339	12	(8,491)	643,860

Non-current:
U.S. Treasuries	17,418	4	(193)	17,229
Government securities	117,475	7	(1,659)	115,823
Corporate debt securities	183,037	76	(2,291)	180,822
Total Non-current	317,930	87	(4,143)	313,874
Total marketable securities	$970,269	$99	$(12,634)	$957,734
As of March 31, 2023 and December 31, 2022, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale.
As of March 31, 2023 and December 31, 2022, we held 221 and 259 debt securities, respectively, that were in an unrealized loss position for less than one year. We did not record an allowance for credit losses as of March 31, 2023 and December 31, 2022 related to these securities. The aggregate fair value of debt securities in an unrealized loss position at March 31, 2023 and December 31, 2022 was $779.3 million and $868.2 million, respectively. There were no individual securities that were in a significant unrealized loss position as of March 31, 2023 and December 31, 2022. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We do not consider these marketable securities to be impaired as of March 31, 2023 and December 31, 2022.

5. Inventory
Inventory, which consists of commercial supply of PYRUKYND®, consisted of the following:

(In thousands)	March 31, 2023	December 31, 2022
Work-in-process	$10,412	$7,550
Finished goods	962	942
Total inventory	$11,374	$8,492
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
The components of lease expense and other information related to leases were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Operating lease costs	$3,807	$3,807
Cash paid for amounts included in the measurement of operating lease liabilities	$4,520	$3,776
We have not entered into any material short-term leases or financing leases as of March 31, 2023.
In arriving at the operating lease liabilities as of March 31, 2023 and December 31, 2022, we applied the weighted-average incremental borrowing rate of 5.7% for both periods over a weighted-average remaining lease term of 4.9 and 5.2 years, respectively.
As of March 31, 2023, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter were as follows:

(In thousands)
Remaining 2023	$12,131
2024	18,660
2025	19,507
2026	20,151
2027	20,755
2028	3,479
Thereafter	—
Undiscounted minimum rental commitments	$94,683
Interest	(12,345)
Operating lease liabilities	$82,338
We provided our landlord a security deposit of $2.9 million as security for our leases, which is included within other non-current assets on our condensed consolidated balance sheet.
In August 2021, we entered into a long-term sublease agreement for 13,000 square feet of the office space at 38 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through December 2024. In April 2022, we entered into a long-term sublease agreement for 27,000 square feet of the office space at 64 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through April 2025. We recorded operating sublease income of $1.4 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively, in other income, net in the condensed consolidated statements of operations. We received a security deposit from our sublessee of approximately $1.1 million which is recorded within other non-current assets on our condensed consolidated balance sheet.

As of March 31, 2023, the future minimum lease payments to be received under the long-term sublease agreements were as follows:

(In thousands)
Remaining 2023	$3,266
2024	4,459
2025	1,101
Total	$8,826
7. Accrued Expenses
Accrued expenses consisted of the following:

(In thousands)	March 31, 2023	December 31, 2022
Accrued compensation	$6,651	$18,105
Accrued research and development costs	11,110	8,425
Accrued professional fees	1,520	2,435
Accrued other	3,178	1,385
Total accrued expenses	$22,459	$30,350
8. Product Revenue
We sell PYRUKYND®, our wholly owned product, to a limited number of specialty distributors and specialty pharmcy providers, or collectively, the Customers. The Customers subsequently resell PYRUKYND® to pharmacies or dispense directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of PYRUKYND®.
The performance obligation related to the sale of PYRUKYND® is satisfied and revenue is recognized when the Customer obtains control of the product, which occurs at a point in time, typically upon delivery to the Customer.
Product revenue, net, were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Product revenue, net	$5,609	$832
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
The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2023:

(In thousands)	Contractual Adjustments	Government Rebates	Returns	Total
Balance at December 31, 2022	$65	$573	$133	$771
Current provisions relating to sales in the current year	291	418	64	773
Adjustments relating to prior years	—	—	—	—
Payments/returns relating to sales in the current year	(233)	—	—	(233)
Payments/returns relating to sales in the prior years	(48)	(288)	—	(336)
Balance at March 31, 2023	$75	$703	$197	$975
Total revenue-related reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In thousands)	March 31, 2023	December 31, 2022
Reduction of accounts receivable	$69	$60
Component of accrued expenses	906	711
Total revenue-related reserves	$975	$771
The following table presents changes in our contract assets during the three months ended March 31, 2023:

(In thousands)	December 31, 2022	Additions	Deductions	March 31, 2023
Contract assets(1)
Accounts receivable, net	$2,206	$6,382	$(6,810)	$1,778
(1) Additions to contract assets relate to amounts billed to Customers for product sales and deductions to contract assets primarily relate to collection of receivables during the reporting period.
9. Share-Based Payments
2013 Stock Incentive Plan and Inducement Grants
In June 2013, our Board of Directors adopted and, in July 2013 our stockholders approved, the 2013 Stock Incentive Plan, or the 2013 Plan. The 2013 Plan became effective upon the closing of our initial public offering and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, or RSUs, performance-based share units, or PSUs, and other stock-based awards to employees, non-employees and non-employee directors. Following the adoption of the 2013 Plan, we granted no further stock options or other awards under the 2007 Stock Incentive Plan, or the 2007 Plan. Any options or awards that were outstanding under the 2007 Plan at the time of adoption of the 2013 Plan continue to be governed by their terms.
In connection with the start of employment of our Chief Executive Officer, Chief Financial Officer and Chief Commercial Officer in 2022 and 2023, our board of directors granted each of them equity awards in the form of stock options, RSUs and PSUs, which awards were made outside our 2013 Stock Incentive Plan as inducements material to their respective entry into employment with us in accordance with Nasdaq Listing Rule 5635(c)(4).

As of March 31, 2023, the total number of shares reserved under the 2007 Plan, the 2013 Plan and the inducement grants described above was 14,374,996, and we had 6,369,723 shares available for future issuance under the 2013 Plan.
Stock options
The following table presents stock option activity for the three months ended March 31, 2023:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2022	5,772,564	$48.81
Granted	631,679	25.67
Exercised	(131,486)	9.78
Forfeited/Expired	(302,871)	54.77
Outstanding at March 31, 2023	5,969,886	$46.91
Exercisable at March 31, 2023	3,448,569	$58.53
Vested and expected to vest at March 31, 2023	5,969,886	$46.91
At March 31, 2023, there was approximately $38.6 million of total unrecognized compensation expense related to unvested stock option awards, which we expect to recognize over a weighted-average period of approximately 2.92 years.
Restricted stock units
The following table presents RSU activity for the three months ended March 31, 2023:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2022	1,117,921	$38.30
Granted	798,189	25.88
Vested	(315,307)	44.54
Forfeited	(69,001)	36.81
Unvested shares at March 31, 2023	1,531,802	$30.61
As of March 31, 2023, there was approximately $38.8 million of total unrecognized compensation expense related to RSUs, which we expect to recognize over a weighted-average period of approximately 2.17 years.
Performance-based stock units
The following table presents PSU activity for the three months ended March 31, 2023:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2022	430,243	$35.87
Granted	125,897	25.23
Vested	—	—
Forfeited	(95,250)	46.53
Unvested shares at March 31, 2023	460,890	$30.76
Stock-based compensation expense associated with these PSUs is recognized if the underlying performance condition is considered probable of achievement using our management’s best estimates.
As of March 31, 2023, there was no unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered probable of achievement, and $14.2 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered not probable of achievement.

Market-based stock units
The following table presents market-based stock unit, or MSU, activity for the three months ended March 31, 2023:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2022	42,695	$41.50
Granted	—	—
Unvested shares at March 31, 2023	42,695	$41.50
The fair value of MSUs are estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the market condition. As of March 31, 2023, there was no remaining unrecognized compensation expense related to MSUs.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. We issued and sold 54,867 and 48,156 shares of common stock during the three months ended March 31, 2023 and 2022, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 2,363,636 shares of our common stock. As of March 31, 2023, we had 1,744,004 shares of common stock available for future issuance under the 2013 ESPP.
Stock-based compensation expense
Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Stock options	$4,957	$6,201
Restricted stock units	4,947	6,165
Performance-based stock units	—	2,919
Employee stock purchase plan	235	225
Total stock-based compensation expense	$10,139	$15,510
Expenses related to stock options and stock-based awards were allocated as follows in the condensed consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2023	2022
Research and development expense	$4,355	$6,656
Selling, general and administrative expense	5,784	8,854
Total stock-based compensation expense	$10,139	$15,510
10. Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net loss per share calculation, stock options, RSUs, PSUs and MSUs for which the performance and market vesting conditions, respectively, have been deemed probable, and 2013 ESPP shares are considered to be common stock equivalents, while PSUs and MSUs with performance and market vesting conditions, respectively, that were not deemed probable as of March 31, 2023 are not considered to be common stock equivalents.
We utilize the control number concept in the computation of diluted earnings per share to determine whether potential common stock equivalents are dilutive. The control number used is net loss from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories. Since we had a net loss for all periods presented, no dilutive effect has been recognized in the calculation of loss per share. Basic and diluted net loss per share was the same for all periods presented.
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Stock options	5,969,886	5,275,144
Restricted stock units	1,531,802	1,283,537
Employee stock purchase plan shares	14,143	12,472
Total common stock equivalents	7,515,831	6,571,153

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Information
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management, and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, selling, general and administrative expenses, research and development expenses, the sufficiency of our cash for future operations and business activity disruption due to the COVID-19 pandemic. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” “vision” “will,” “would,” and similar expressions are intended to identify these forward-looking statements, although not all forward-looking statements contain these identifying words. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2022. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.
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

In addition to the aforementioned development programs, we continue to invest in our late-stage research program focused on advancing a phenylalanine hydroxylase, or PAH, stabilizer for the treatment of phenylketonuria, or PKU.
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
Sale of Contingent Payments
The consideration for the sale of our oncology business to Servier included a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through the loss of exclusivity, referred to as contingent payments. We recognized the contingent payments in the royalty income from gain on sale of oncology business line item in our consolidated statements of operations in the period when realizable. In October 2022, we sold our rights to future contingent payments to entities affiliated with Sagard Healthcare Partners, or Sagard, and recognized income of $127.9 million within the gain on sale of contingent payments line item in our consolidated statements of operations for the year ended December 31, 2022. We retain our rights to the potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA.

Financial Operations Overview
Impact of COVID-19 on our Business
As of March 31, 2023, we have not experienced a significant financial or supply chain impact directly related to the COVID-19 pandemic, but have experienced some disruptions to clinical operations and certain clinical and research activities at our contract research organizations, or CROs. Although the public health emergency declaration related to COVID-19 will end on May 11, 2023, the extent of COVID-19's effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted and are out of our control. Future developments may include changes in the duration, scope and severity of the pandemic, emergence of another pandemic or other public health emergency, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the supply, distribution and efficacy of vaccines, and the resumption of widespread economic activity.
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

Additionally, since inception, we have historically incurred operating losses. Our net loss for the three months ended March 31, 2023 and 2022 were $81.0 million and $94.8 million, respectively. As of March 31, 2023, we had an accumulated deficit of $551.6 million. We expect to incur significant expenses and net losses until such time we are able to report profitable results. Our net losses may fluctuate significantly from year to year. We expect that we will continue to incur significant expenses as we continue to advance and expand clinical development activities for our lead programs: PYRUKYND®, and AG-946; continue to prioritize advancement of our PAH stabilizer; expand and protect our intellectual property portfolio, including by in-licensing or acquiring assets for pipeline growth; and hire additional commercial and development personnel.

Revenues
Our wholly owned product, PYRUKYND®, received approval from the FDA on February 17, 2022, for the treatment of hemolytic anemia in adults with PK deficiency in the United States. Upon FDA approval of PYRUKYND® in the United States, we began generating product revenue from sales of PYRUKYND®. We sell PYRUKYND® to a limited number of specialty distributors and specialty pharmacy providers, or collectively, the Customers. These Customers subsequently resell PYRUKYND® to pharmacies or dispense directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of PYRUKYND®. For further discussion of our revenue recognition policy, see Note 8, Product Revenue, to the condensed consolidated financial statements in this Form 10-Q.

In the future, we expect to continue to generate revenue from a combination of product sales, royalties on product sales, cost reimbursements, milestone payments, and upfront payments to the extent we enter into future collaborations or licensing agreements.

Cost of Sales
Cost of sales consists primarily of manufacturing costs for sales of PYRUKYND®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of PYRUKYND® recorded during the three months ended March 31, 2023 and 2022 were expensed prior to February 17, 2022, and, therefore, are not included in costs of sales during the three months ended March 31, 2023 and 2022.

Research and development expenses
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs related to our portfolio to increase significantly for the foreseeable future as our product candidate development programs progress. However, the successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development and to commercialize these product candidates. We are unable to predict the amount of net cash inflows from PYRUKYND® or any of our product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:
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
We are evaluating PYRUKYND® in the following clinical trials:
•ENERGIZE, a phase 3, double-blind, randomized, placebo-controlled multicenter study evaluating the efficacy and safety of PYRUKYND® as a potential treatment for adults with non-transfusion-dependent α- or β-thalassemia, defined as ≤5 red blood cell, or RBC, units during the 24-week period before randomization and no RBC transfusions ≤8 weeks before providing informed consent or during the screening period. The primary endpoint of the trial is percentage of patients with hemoglobin response, defined as a ≥1.0 g/dL increase in average hemoglobin concentration from Week 12 through Week 24 compared with baseline. Secondary endpoints include markers of hemolysis and ineffective erythropoiesis, as well as patient-reported outcome measures. This trial has closed screening for patient enrollment.
•ENERGIZE-T, a phase 3, double-blind, randomized, placebo-controlled multicenter study evaluating the efficacy and safety of PYRUKYND® as a potential treatment for adults with transfusion-dependent α- or β-thalassemia, defined as 6 to 20 RBC units transfused and ≤6-week transfusion-free period during the 24-week period before randomization. The primary endpoint of the trial is percentage of patients with transfusion reduction response, defined as a ≥50% reduction in transfused RBC units with a reduction of ≥2 units of transfused RBCs in any consecutive 12-week period through Week 48 compared with baseline. Secondary endpoints include additional transfusion reduction measures and percentage of participants with transfusion-independence. This trial has closed screening for patient enrollment.
•RISE UP, a phase 2/3 study evaluating the efficacy and safety of PYRUKYND® in SCD patients who are 16 years of age or older, have had between two and 10 sickle cell pain crises in the past 12 months, and have hemoglobin within the range of 5.5 to 10.5 g/dL during screening. The phase 2 portion of the trial includes a 12-week randomized, placebo-controlled period in which participants will be randomized in a 1:1:1 ratio to receive 50 mg PYRUKYND® twice daily, 100 mg PYRUKYND® twice daily or matched placebo. The primary endpoints are hemoglobin response, defined as ≥1 g/dL increase in average hemoglobin concentration from Week 10 through Week 12 compared to baseline, and safety. These data will be used to establish a clear dosing paradigm for the phase 3 portion. The phase 3 portion includes a 52-week randomized, placebo-controlled period in which participants will be randomized in a 2:1 ratio to receive the recommended PYRUKYND® dose level or placebo. The primary endpoints are hemoglobin response, defined as ≥1 g/dL increase in average hemoglobin from baseline to Week 52, and annualized rate of sickle cell pain crises. Participants who complete either the phase 2 or phase 3 portion will have the option to move into a 216-week open-label extension period to continue to receive PYRUKYND®. The phase 2 portion of this trial has been fully enrolled, and we expect to announce data from the phase 2 portion of this trial and decide whether we are initiating the phase 3 portion of this trial by mid-year 2023.
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
Other Programs
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
We anticipate that our selling, general and administrative expenses will increase in the future to support continued research and development activities and ongoing and future commercialization activities related to our portfolio, including the ongoing commercialization of PYRUKYND® and any of our other product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses.
Critical Accounting Estimates
Our critical accounting estimates are those which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We have determined that our most critical accounting estimates are those relating to revenue recognition, accrued research and development expenses and stock-based compensation. There have been no material changes to our existing critical accounting estimates discussed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations
Comparison of the three months ended March 31, 2023 and 2022
Revenues

	Three Months Ended March 31,
(In thousands)	2023	2022
Revenues:
Product revenue, net	$5,609	$832
Total revenue	$5,609	$832
Total Revenue - Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022 – The increase in total revenue of $4.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to increased product revenue associated with PYRUKYND®, which was approved by the FDA in February 2022.
Total Operating Expenses

	Three Months Ended March 31,
(In thousands)	2023	2022
Operating expenses:
Cost of sales	$554	$339
Research and development	67,301	70,123
Selling, general and administrative	28,367	31,515
Total operating expenses	$96,222	$101,977
Total Operating Expenses - Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022 – The decrease in total operating expenses of $5.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to a decrease in selling, general and administrative expenses of $3.1 million, driven by a reduction in workforce-related expenses, and a decrease in research and development expenses of $2.8 million which is described below under Research and Development Expenses. Included in selling, general and administrative expenses for the three months ended March 31, 2022 is approximately $1.1 million of reimbursable transition related services we provided to Servier related to the sale of the oncology business.
Research and Development Expenses
Our research and development expenses, by major program, are outlined in the table below:

	Three Months Ended March 31,
(In thousands)	2023	2022
PK activator (PYRUKYND®)	$20,999	$17,204
Novel PK activator (AG-946)	3,468	3,437
Other research and platform programs	3,467	7,914
Total direct research and development expenses	27,934	28,555
Compensation and related expenses	29,691	29,186
Facilities and IT related expenses & other	9,676	10,865
Other expenses - transition services	—	1,517
Total indirect research and development expenses	39,367	41,568
Total research and development expense	$67,301	$70,123

Total Research and Development Expenses - Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022 – The decrease in total research and development expenses of $2.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to a $0.6 million decrease in our direct expenses and a $2.2 million decrease in our indirect expenses. The decrease in direct expenses was due to a decrease in expenses related to our other research and platform programs as a result of our decision to evolve our approach to exploratory research and drug discovery to focus on our existing late-lead optimization programs. This decrease in direct expenses was partially offset by an increase in PYRUKYND®

costs due to increased costs for the phase 3 trials of PYRUKYND® in patients with thalassemia, ENERGIZE and ENERGIZE-T, and the phase 2/3 trial of PYRUKYND® in patients with SCD, RISE UP. The decrease in indirect expenses was primarily due to the $1.5 million of reimbursable transition related services we provided to Servier in the three months ended March 31, 2022 related to the sale of the oncology business for discovery, clinical development, technical operations, and related activities, which were completed during the three months ended March 31, 2022.
Other Income and Expense

	Three Months Ended March 31,
(In thousands)	2023	2022
Royalty income from gain on sale of oncology business	$—	$2,704
Interest income, net	8,091	694
Other income, net	1,504	2,973
Other Income and Expense - Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022 – The increase in interest income, net was primarily attributable to an increase in interest rates. The decrease in royalty income from gain on sale of oncology business was due to the sale to Sagard in the fourth quarter of 2022 of our rights to future contingent payments associated with royalties on U.S. net sales of TIBSOVO®. The decrease in other income, net primarily relates to approximately $2.6 million of reimbursable transition related services and fees for the sale of the oncology business for the three months ended March 31, 2022, partially offset by $1.0 million of additional sublease income recognized in the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Net Loss

	Three Months Ended March 31,
(In thousands)	2023	2022
Net loss	$(81,018)	$(94,774)
Net Loss - Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022 – The decrease in net loss for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily driven by the increase in interest income, net discussed above under Other Income and Expense, the increase in revenue discussed above under Revenues, lower selling, general and administrative expenses discussed above under Total Operating Expenses, and lower research and development expenses discussed above under Research and Development Expenses, partially offset by the decrease in royalty income from gain on sale of oncology business discussed above under Other Income and Expense.

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

On March 31, 2021, we completed the sale of our oncology business to Servier. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200.0 million in cash, if, prior to January 1, 2027, vorasidenib is granted NDA approval from the FDA with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity. The milestone payment for approval of vorasidenib and royalty payments related to vorasidenib and TIBSOVO® represent contingent consideration. Servier also acquired our co-commercialization rights for Bristol Myers Squibb''s IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene, and following the sale Servier is responsible for conducting certain clinical development activities within the IDHIFA® development program. As discussed above in Note 1, Overview, in October 2022, we sold our rights to the royalty on U.S. net sales of TIBSOVO® to Sagard for $131.8 million. We retained our rights to the potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA.
Our cash, cash equivalents and marketable securities balance was $1.0 billion at March 31, 2023. The $200.0 million milestone payment and royalty payments discussed above are our only committed potential external source of funds. Whether the regulatory approval milestone for vorasidenib will be achieved is subject to various risks and uncertainties, which are outside our control, including adverse clinical developments with respect to vorasidenib. Furthermore, we cannot predict what success, if any, Servier may have in the United States with respect to sales of vorasidenib, if approved, and consequently we cannot estimate the amount of royalty payments that we can expect to receive from Servier prior to the loss of exclusivity of vorasidenib.
Cash flows
The following table provides information regarding our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In thousands)	2023	2022
Net cash used in operating activities	$(95,183)	$(97,735)
Net cash provided by (used in) investing activities	57,596	(26,573)
Net cash provided by financing activities	2,467	1,208
Net change in cash and cash equivalents	$(35,120)	$(123,100)
Net cash used in operating activities. Cash used in operating activities of $95.2 million during the three months ended March 31, 2023 was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received from product revenues. Cash used in operating activities of $97.7 million during the three months ended March 31, 2022 was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, offset by cash received of $4.4 million from Servier for reimbursable transition related services and fees, and royalties from Servier on U.S. net sales of TIBSOVO®.

Net cash provided by (used in) investing activities. Cash provided by investing activities of $57.6 million during the three months ended March 31, 2023 was primarily due to higher proceeds from maturities and sales of marketable securities than purchases of marketable securities. Cash used in investing activities of $26.6 million for the three months ended March 31, 2022 was primarily due to higher purchases of marketable securities than proceeds from maturities and sales of marketable securities.
Net cash provided by financing activities. Cash provided by financing activities of $2.5 million during the three months ended March 31, 2023, was the result of proceeds received from stock option exercises and purchases made pursuant to our 2013 Employee Stock Purchase Plan, or 2013 ESPP. Cash provided by financing activities of $1.2 million for the three months ended March 31, 2022 was primarily the result of $1.3 million of proceeds received from stock option exercises and purchases made pursuant to our 2013 ESPP.
Funding requirements
We expect our expenses to increase as we continue the research, development and clinical trials of, seek marketing approvals for, and commercialize our product candidates in our portfolio, including as we continue to commercialize PYRUKYND®. If we obtain additional marketing approvals for PYRUKYND® in other indications or outside of the United States or for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.
We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2023, together with anticipated product revenue and interest income will enable us to execute our operating plan, including funding our currently planned development programs for mitapivat, AG-946 and PAH stabilization, and commercializing mitapivat outside of the United States through one or more partnerships. Our future capital requirements will depend on many factors, including:
•the amount and timing of future revenue received from commercial sales of PYRUKYND® or any of our product candidates for which we may receive marketing approval;
•the amount of contingent consideration we ultimately receive from Servier;
•the costs and timing of our ongoing commercialization activities, including product manufacturing, sales, marketing and distribution for PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in approved jurisdictions;

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
•operational delays due to public health epidemics, including the COVID-19 pandemic; and
•operational delays, disruptions and/or increased costs associated with rising global energy prices or energy shortages or rationing.
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
Contractual Obligations
During the three months ended March 31, 2023, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of March 31, 2023 and December 31, 2022, we had cash, cash equivalents and marketable securities of $1.0 billion and $1.1 billion, respectively. Our marketable securities consist primarily of investments in U.S. Treasuries, government securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point change in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs located in Asia and Europe that are denominated in foreign currencies, and we are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2023 and December 31, 2022, liabilities denominated in foreign currencies were immaterial.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 16 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.
Risks Related to the Discovery, Development, and Commercialization of our Products and Product Candidates
If we do not successfully commercialize PYRUKYND® and other products for which we receive approval, our prospects may be substantially harmed.
In February 2022, we obtained marketing approval from the FDA for PYRUKYND® (mitapivat) for the treatment of hemolytic anemia in adults with pyruvate kinase (PK) deficiency in the United States. In November 2022, we received marketing authorization from the European Commission for PYRUKYND® for the treatment of PK deficiency in adult patients in the European Union, or EU, and in December 2022 we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure. PYRUKYND® is the first product in our rare disease portfolio that has received marketing approval and is our first product following the sale of our oncology business to Servier in March 2021. As of the date of this Quarterly Report on Form 10-Q, we are in the process of commercially launching PYRUKYND® in the United States. Our ability to generate meaningful revenue from PYRUKYND® will depend heavily on our successful development and commercialization of the product.
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
•PYRUKYND® may become subject to unfavorable pricing regulations and third-party reimbursement practices;
•we encounter any third-party patent interference, derivation, inter partes review, post-grant review, reexamination or patent infringement claims with respect to PYRUKYND®;
•we fail to comply with regulatory and legal requirements applicable to the sale of PYRUKYND®;
•competing drug products are approved for the same indications as PYRUKYND®;
•significant safety, manufacturing and/or quality risks are identified;
•we fail to gain and/or maintain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community;
•a significant number of eligible patients with PK deficiency are not prescribed PYRUKYND® and, if they are, such patients do not stay on treatment; or
•PYRUKYND® does not demonstrate acceptable safety and efficacy in current or future clinical trials, or otherwise does not meet applicable regulatory standards for approval in other indications.
If we experience significant delays or an inability to successfully develop and commercialize PYRUKYND® our business would be materially harmed.

We depend heavily on the success of our clinical product candidates, including the potential approval of PYRUKYND® for use in indications other than PK deficiency. Clinical trials of our product candidates may not be successful for a number of important reasons. If we or our collaborators are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
We have invested a significant portion of our efforts and financial resources in the identification of our product candidates and development of our most advanced clinical programs, including PYRUKYND®. Our ability to generate meaningful product revenue will depend heavily on the successful clinical development and eventual commercialization of our current and any future product candidates, including PYRUKYND®. While we obtained marketing approval of PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States and marketing authorization of PYRUKYND® for the treatment of adults with PK deficiency in the EU and Great Britain, we cannot be certain that we will obtain marketing approval of PYRUKYND® in indications other than PK deficiency.
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

Public health epidemics or pandemics, including the COVID-19 pandemic, may affect our ability to initiate or continue our planned, ongoing and future preclinical studies, clinical trials, disrupt regulatory activities, disrupt our ability to maintain a commercial infrastructure for our product or have other adverse effects on our business and operations.
Public health emergencies or pandemics, including the COVID-19 pandemic, could adversely affect our business, financial condition, results of operations, and prospects. We may face delays, disruptions or shortages as a result of such pandemics that may affect our ability to initiate and complete preclinical studies and clinical trials or impact our commercialization efforts. Although we have experienced disruptions to certain clinical and research activities at our contract research organizations, or CROs, we have enrolled, and seek to enroll, patients in our clinical trials at sites located both in the United States and internationally. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis was and may again in the future be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to a public health emergency. We have faced and may in the future face difficulties recruiting or retaining patients in our ongoing clinical trials because of the COVID-19 pandemic or other public health emergencies. Patients enrolled in our clinical trials may be unable or unwilling to visit clinical trial sites which may impact the collection of important clinical trial data and has, and may in the future, necessitate remote data verification. In addition, limitations on the ability to visit sites has affected, and may continue to affect, our enrollment timelines for our clinical trials, and may adversely affect the timing of completion of our clinical trials or our ability to complete clinical trials in a fully compliant manner. Additionally, the potential suspension of clinical trial activity at clinical trial sites or reduced availability of CRO personnel may have an adverse impact on our clinical trial plans and timelines.
We have been monitoring our supply chain network for disruptions due to the COVID-19 pandemic, and our third-party manufacturers, other than certain CROs based in China, remain largely unaffected, with any campaign delays experienced to date being limited to a few days in duration, and we have not experienced a supply impact.
Moreover, on January 30, 2023, the Biden Administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. Thereafter, on March 13, 2023, the FDA announced that it will end 22 COVID-19-

related policies when the public health emergency ends on May 11, 2023, and will allow 22 COVID-19-related policies to continue for 180 days. The FDA plans to retain 24 COVID-19-related policies with appropriate changes and four whose duration is not tied to the end of the public health emergency. As a result of these and other measures, we have faced and may in the future face disruptions in our ability to prepare and submit applications to regulatory authorities for drug approvals and to build and maintain a commercial infrastructure for our product and product candidates.
Accordingly, while the public health emergency declared for the COVID-19 pandemic will soon terminate, we cannot be certain what the overall impact of the COVID-19 pandemic or any other health emergencies or pandemics will be on our business in the future.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
We or our collaborators may not be able to initiate, continue or complete clinical trials for our product candidates if we or they are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States. Furthermore, enrollment was particularly challenging in light of the ongoing COVID-19 pandemic.
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
In December 2022, with the passage of the Food and Drug Omnibus Reform Act, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other "pivotal study" of a new drug product. These plans are meant to encourage enrollment of more diverse patient populations in late-stage clinical trails of FDA-regulated products. If we are not able to adhere to these new requirements, our ability to conduct clinical trials may be delayed or halted.
In addition, some of our competitors may have ongoing or planned clinical trials for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For example, Rocket Pharma LTD, or Rocket Pharma, is developing a gene therapy targeting PK deficiency; Vertex Pharmaceuticals Incorporated, or Vertex, with CRISPR Therapeutics, or CRISPR, are developing a gene therapy targeting SCD; bluebird bio, Inc., or bluebird, is developing a gene therapy targeting SCD; Novo Nordisk is developing molecules for the treatment of alpha and beta thalassemia, SCD and LR MDS; Pfizer is developing molecules for the treatment of SCD; Fulcrum Therapeutics Inc., or Fulcrum, is developing a treatment for SCD; Silence Therapeutics is developing a treatment for alpha and beta non-transfusion dependent thalassemia; Fibrogen, Inc., with AstraZeneca PLC, or AstraZeneca, are developing roxadustat for the treatment of anemia in MDS patients; Geron Corporation is developing imetelstat for the treatment of LR MDS; Roivant Sciences is developing RVT-2001 (licensed from Eisai Co., Ltd.) for the treatment of transfusion-dependent anemia in patients with LR MDS; Keros Therapeutics is developing KRS-050 for the treatment of transfusion related iron overload in LR MDS; PTC Therapeutics, Inc., or PTC, Synlogic, Inc., or Synlogic, and Jnana Therapeutics, Inc., or Jnana, are developing therapies to treat PKU; and Homology Medicines Inc. is developing a gene therapy targeting PKU. Competition for eligible patients may make it particularly difficult for us to enroll a sufficient number of patients to complete our clinical trials for our product candidates in a timely and cost-effective manner.
We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. Our or our collaborators’ inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether, or result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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
In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. While we obtained marketing approval of PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States and marketing authorization of PYRUKYND® for the treatment of adults with PK deficiency in the EU and Great Britain, we cannot be certain that we will obtain marketing approval of PYRUKYND® in other indications. The results of clinical trials of PYRUKYND® for the treatment of PK deficiency do not predict that PYRUKYND® will be efficacious in our ongoing clinical trials in other indications. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

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
We have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for approved medicines for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to other third parties. Although we have established sales and marketing capabilities to support our commercial launch of PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States and we are currently providing access to PYRUKYND® free of charge for eligible patients in the EU and Great Britain through a global managed access program, we may need to further build our sales and marketing infrastructure, either directly or with a third-party partner, to maintain our ongoing commercialization efforts and to commercialize PYRUKYND® in other indications or outside of the United States or to commercialize any of our other product candidates for which we obtain marketing approval.
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
We face competition with respect to PYRUKYND® and our current product candidates, and we will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. Potential competitors may include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product or our product candidates, such as PK deficiency, thalassemia, SCD, LR MDS and PKU. For example, Merck & Co., Inc, Bristol-Myers Squibb Company, or BMS. and bluebird are each marketing therapies to treat beta thalassemia, Novartis International AG, Emmaus Life Sciences and Pfizer are each marketing therapies to treat SCD, BioMarin Pharmaceutical Inc., or BioMarin, is marketing therapies to treat PKU, Novo Nordisk is conducting clinical trials of a treatment for alpha and beta thalassemia, SCD and LR MDS, Rocket Pharma is conducting a clinical trial of a gene therapy targeting PK deficiency, Vertex, with CRISPR, are conducting a clinical trial of a gene therapy targeting SCD, Fulcrum Therapeutics, Inc. is developing a potential treatment for SCD, and a number of other biotechnology companies have product candidates in clinical development in similar indications as ours.
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
There are also a number of product candidates in preclinical or clinical development by third parties to treat rare diseases by targeting similar mechanisms of action or target indications as our product candidates. These companies include large pharmaceutical companies, such as Novartis, Novo Nordisk, Pfizer and Vertex as well as biotechnology companies of various sizes, such as BioMarin, bluebird, PTC and Rocket Pharma. Our competitors may develop products that are more effective, safer, more convenient or less costly than PYRUKYND® or any product candidates that we are developing or that would render PYRUKYND® or our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
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
We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the United States, EU and United Kingdom. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.
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
In 2018, California passed into law the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah, and Connecticut already have passed state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including Indiana, Montana and Tennessee. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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
Additionally, in October 2022, President Joe Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022. On February 28, 2023, the European Data Protection Board issued a positive opinion on the draft adequacy decision promulgated by the European Commission, which may lead to an overall favorable outcome for this process. However, it is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU.
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
If our existing capital is insufficient to execute our operating plan, we will need to raise capital, and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
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
•operational delays due to public health epidemics, including the COVID-19 pandemic; and
•operational delays, disruptions and/or increased costs associated with rising global energy prices or energy shortages or rationing.
We have historically incurred operating losses. We expect to incur losses in the future and may never achieve or maintain profitability.
We have a history of incurring operating losses. Our net loss for the three months ended March 31, 2023 and 2022 were $81.0 million and $94.8 million, respectively. As of March 31, 2023, we had an accumulated deficit of $551.6 million. Prior to the sale of our oncology business to Servier in March 2021, we had generated only modest revenue from sales of TIBSOVO® and, prior to our sale to Royalty Pharma of our royalty rights to IDHIFA®, from royalties on sales of IDHIFA®. Following receipt of marketing approval in February 2022, we have begun to commercialize PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States, and we are currently providing access to PYRUKYND® free of charge for eligible patients in the EU and Great Britain through a global managed access program. PYRUKYND® is the first product we have received marketing approval for following the sale of our oncology business. We have neither obtained marketing approval for PYRUKYND® in any other indications nor have we obtained marketing approval for any of our other product candidates, all of which are in preclinical or clinical development stages.
Following the sale of our oncology business, we have financed and expect to continue to finance our operations primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO® prior to the sale of these royalty rights to Sagard, proceeds from the sale of our rights to the royalty on U.S. net sales of TIBSOVO® to Sagard, a potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA, the actual and potential future sales of PYRUKYND® and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. We expect to continue to incur significant expenses and net losses until such time as we are able to report profitable results. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that we will incur significant expenses if and as we:
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
As part of Congress’ response to the COVID-19 pandemic, economic relief legislation was enacted in 2020 and 2021. Such legislation contains numerous tax provisions. In addition, the Inflation Reduction Act of 2022, or IRA, was signed into law in August 2022. The IRA introduced new tax provisions, including a 1% excise tax imposed on certain stock repurchases by publicly traded corporations. The 1% excise tax generally applies to any acquisition by the publicly traded corporation (or certain of its affiliates) of stock of the publicly traded corporation in exchange for money or other property (other than stock of the corporation itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. Regulatory guidance under the IRA, the Tax Act, and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the IRA, the Tax Act, and additional tax legislation.

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
If either we or any third parties on which we rely are adversely impacted by restrictions resulting from the COVID-19 pandemic, the emergence of another public health epidemic and/or by rising global energy costs or energy shortages or rationing, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and research and development operations and our product for commercialization.
Any performance failure on the part of our existing or future manufacturers could delay preclinical development, clinical development, marketing approval or our commercialization efforts. Due to the volatility of the supply networks globally, we have obtained regulatory approval for redundant supply of raw materials and active pharmaceutical ingredient for PYRUKYND®, and have an ongoing program to monitor supply, including establishing safety stocks. While we maintain a broad safety stock of drug product, we do not currently have arrangements in place for redundant supply for drug product. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture our product or our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.
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
In order to market and sell our medicines in the EU and many other foreign jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. Although we have received marketing authorization for PYRUKYND® for the treatment of adults with PK deficiency in the EU and Great Britain, we may not be able to file for additional marketing approvals and may not receive necessary approvals to commercialize our medicines in any other foreign market.
Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the EU on December 31, 2020, commonly referred to as Brexit. Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, the consequences of Brexit and the impact on the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom remains unclear. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed Brexit. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may prevent us from commercializing any product candidates in the United Kingdom and/or the EU and may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom, which could significantly and materially harm our business.
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

In addition, even after an orphan drug is approved, the FDA can subsequently approve a different product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. The FDA and Congress may reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future or whether Congress will take legislative action, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
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
In addition, in October 2020, the United States Department of Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the IRA, has been delayed by Congress to January 1, 2032.
More recently, on August 16, 2022, the IRA was signed into law by President Biden. The IRA has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
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
Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at 2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.

Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

Our consultants and advisors, including our scientific co-founders, who assist us in formulating our research and development and commercialization strategy may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Furthermore, the COVID-19 pandemic and our flexible workplace policy allowing employees to work from home may make it difficult for us to maintain our corporate culture. Our reduction in approximately 45 roles focused on exploratory research in connection with the evolution of our research organization could harm our ability to attract and retain qualified scientific, clinical, manufacturing, sales and marketing personnel who are critical to our business.
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
•limit the manner in which stockholders can remove directors from our Board of Directors;
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
The trading price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since January 1, 2015 the closing price of our common stock on the Nasdaq Global Select Market has ranged from $17.06 per share to $135.01 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. While the full extent of the economic impact of the COVID-19 pandemic or recent increases in inflation rates (particularly as it relates to clinical- or manufacturing-related costs) may be difficult to assess or predict, such impacts have already caused, and are likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms.
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
•the societal and economic impact of public health epidemics or pandemics, such as the COVID-19 pandemic and any recession, depression or sustained market event resulting from such epidemics or pandemics;
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
As of March 31, 2023, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation	8-K	001-36014	July 30, 2013	3.1
3.2	Third Amended and Restated By-Laws	8-K	001-36014	March 3, 2023	3.1
10.1#	Separation Agreement, dated December 16, 2022, by and between the Registrant and Richa Poddar					X
10.2#	Consulting Agreement, dated January 1, 2023, by and between the Registrant and Richa Poddar	10-K	001-36014	February 23, 2023	10.43
31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are not embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)					X

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

AGIOS PHARMACEUTICALS, INC.

May 4, 2023	By:	/s/ Brian Goff
Brian Goff Chief Executive Officer (principal executive officer)

May 4, 2023	By:	/s/ Cecilia Jones
Cecilia Jones Chief Financial Officer (principal financial officer)