Form 10-Q
period 2023-06-30
AGIOS PHARMACEUTICALS, INC.
filed 2023-08-03
CIK 1439222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 28, 2023: 55,739,306

AGIOS PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)
AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$84,753	$139,259
Marketable securities	617,813	643,860
Accounts receivable, net	2,251	2,206
Inventory	15,671	8,492
Prepaid expenses and other current assets	36,751	38,955
Total current assets	757,239	832,772
Marketable securities	244,357	313,874
Operating lease assets	59,866	65,129
Property and equipment, net	19,634	22,987
Other non-current assets	4,057	3,956
Total assets	$1,085,153	$1,238,718
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,626	$18,616
Accrued expenses	29,189	30,350
Operating lease liabilities	14,326	13,663
Total current liabilities	55,141	62,629
Operating lease liabilities, net of current portion	64,620	71,996
Other non-current liabilities	1,156	3,279
Total liabilities	120,917	137,904
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 71,951,186 shares issued and 55,734,775 shares outstanding at June 30, 2023, and 71,256,118 shares issued and 55,039,707 shares outstanding at December 31, 2022	72	71
Additional paid-in capital	2,410,905	2,386,325
Accumulated other comprehensive loss	(8,870)	(12,535)
Treasury stock, at cost (16,216,411 shares at June 30, 2023 and December 31, 2022)	(802,486)	(802,486)
Accumulated deficit	(635,385)	(470,561)
Total stockholders’ equity	964,236	1,100,814
Total liabilities and stockholders’ equity	$1,085,153	$1,238,718
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Revenues:
Product revenue, net	$6,712	$3,082	$12,321	$3,914
Milestone revenue	—	2,500	—	2,500
Total revenue	6,712	5,582	12,321	6,414
Operating expenses:
Cost of sales	$1,108	$435	$1,662	$774
Research and development	68,895	74,523	136,196	144,646
Selling, general and administrative	30,409	28,264	58,776	59,779
Total operating expenses	100,412	103,222	196,634	205,199
Loss from operations	(93,700)	(97,640)	(184,313)	(198,785)
Royalty income from gain on sale of oncology business	—	2,704	—	5,408
Interest income, net	8,254	1,793	16,345	2,487
Other income, net	1,640	1,337	3,144	4,310
Net loss	$(83,806)	$(91,806)	$(164,824)	$(186,580)
Net loss per share - basic and diluted	$(1.51)	$(1.68)	$(2.97)	$(3.41)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	55,604,330	54,799,680	55,435,796	54,678,249
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net loss	$(83,806)	$(91,806)	$(164,824)	$(186,580)
Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale securities	(459)	(2,757)	3,665	(9,304)
Comprehensive loss	$(84,265)	$(94,563)	$(161,159)	$(195,884)
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2022	71,256,118	$71	$2,386,325	$(12,535)	$(470,561)	(16,216,411)	$(802,486)	$1,100,814
Unrealized gain on available-for-sale securities	—	—	—	4,124	—	—	—	4,124
Common stock issued under stock incentive plan and ESPP	501,660	1	2,466	—	—	—	—	2,467
Stock-based compensation expense	—	—	10,139	—	—	—	—	10,139
Net loss	—	—	—	—	(81,018)	—	—	(81,018)
Balance at March 31, 2023	71,757,778	$72	$2,398,930	$(8,411)	$(551,579)	(16,216,411)	$(802,486)	$1,036,526
Unrealized loss on available-for-sale securities				(459)				(459)
Common stock issued under stock incentive plan and ESPP	193,408	—	238	—	—	—	—	238
Stock-based compensation expense	—	—	11,737	—	—	—	—	11,737
Net loss	—	—	—	—	(83,806)	—	—	(83,806)
Balance at June 30, 2023	71,951,186	$72	$2,410,905	$(8,870)	$(635,385)	(16,216,411)	$(802,486)	$964,236

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2021	70,550,631	$71	$2,334,348	$(1,198)	$(238,760)	(16,216,411)	$(802,486)	$1,291,975
Unrealized loss on available-for-sale securities	—	—	—	(6,547)	—	—	—	(6,547)
Common stock issued under stock incentive plan and ESPP	442,646	—	1,289	—	—	—	—	1,289
Stock-based compensation expense	—	—	15,510	—	—	—	—	15,510
Net loss	—	—	—	—	(94,774)	—	—	(94,774)
Balance at March 31, 2022	70,993,277	$71	$2,351,147	$(7,745)	$(333,534)	(16,216,411)	$(802,486)	$1,207,453
Unrealized loss on available-for-sale securities	—	—	—	(2,757)	—	—	—	(2,757)
Common stock issued under stock incentive plan and ESPP	38,515	—	15	—	—	—		15
Stock-based compensation expense	—	—	11,165	—	—	—	—	11,165
Net loss	—	—	—	—	(91,806)	—	—	(91,806)
Balance at June 30, 2022	71,031,792	$71	$2,362,327	$(10,502)	$(425,340)	(16,216,411)	$(802,486)	$1,124,070
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2023	2022
Operating activities
Net loss	$(164,824)	$(186,580)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	3,597	4,769
Stock-based compensation expense	21,876	26,675
Net (accretion of discount) amortization of premium on marketable securities	(5,738)	1,382
(Gain) loss on disposal of property and equipment	(150)	10
Non-cash operating lease expense	5,263	4,919
Changes in operating assets and liabilities:
Accounts receivable, net	(45)	(1,598)
Inventory	(7,179)	(4,060)
Other receivables	—	1,674
Prepaid expenses and other current and non-current assets	2,103	(3,556)
Accounts payable	(6,837)	(7,243)
Accrued expenses and other current liabilities	(1,161)	(3,584)
Operating lease liabilities	(6,713)	(5,551)
Other non-current liabilities	(2,123)	779
Net cash used in operating activities	(161,931)	(171,964)
Investing activities
Purchases of marketable securities	(232,486)	(607,747)
Proceeds from maturities and sales of marketable securities	337,453	668,717
Purchases of property and equipment	(396)	(4,730)
Proceeds from sale of equipment	150	—
Net cash provided by investing activities	104,721	56,240
Financing activities
Payments on financing lease obligations	—	(164)
Net proceeds from stock option exercises and employee stock purchase plan	2,704	1,305
Net cash provided by financing activities	2,704	1,141
Net change in cash and cash equivalents	(54,506)	(114,583)
Cash and cash equivalents at beginning of the period	139,259	203,126
Cash and cash equivalents at end of the period	$84,753	$88,543

Supplemental disclosure of non-cash investing and financing transactions
Additions to property and equipment in accounts payable and accrued expenses	$6	$11
Cash taxes paid	$801	$1,842

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
Overview
We are a biopharmaceutical company committed to transforming patients’ lives through leadership in the field of cellular metabolism, with the goal of creating differentiated medicines for rare diseases. With a history of focused study on cellular metabolism, we have a deep and mature understanding of this biology, which is involved in the healthy functioning of nearly every system in the body. Building on this expertise, these learnings can be rapidly applied to our clinical trials with the goal of developing medicines that can have a significant impact for patients. We accelerate the impact of our portfolio by cultivating connections with patient communities, healthcare professionals, partners and colleagues to discover, develop and deliver potential therapies for rare diseases. We are located in Cambridge, Massachusetts.

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

In addition to the aforementioned development programs, we continue to invest in our late-stage research program focused on advancing a phenylalanine hydroxylase, or PAH, stabilizer for the treatment of phenylketonuria, or PKU. Also, in July 2023 we entered into a license agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, for the development and commercialization of products containing or comprised of an siRNA development candidate discovered by Alnylam and targeting the transmembrane serine protease 6, or TMPRSS6, gene, and we intend to pursue development of a licensed product for the potential treatment of patients with polycythemia vera, or PV, a rare blood disorder. See Note 11, "Subsequent Events", for more information on the license agreement with Alnylam.

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
We recorded income from royalties of approximately $2.7 million and $5.4 million on U.S. net sales of TIBSOVO® by Servier in the royalty income from gain on sale of oncology business line item within the condensed consolidated statements of operations, for the three and six months ended June 30, 2022, respectively.
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
Basis of Presentation
The condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations, comprehensive loss and stockholders' equity for the three and six months ended June 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of June 30, 2023, our results of operations and stockholders' equity for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and six-month periods are also unaudited. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The condensed consolidated balance sheet data as of December 31, 2022 was derived from our audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the Securities and Exchange Commission, or SEC, on February 23, 2023.
Our condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in conformity with U.S. GAAP.
Use of Estimates
The preparation of our condensed consolidated financial statements requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. The full extent to which the recent COVID-19 pandemic, or other pandemics or public health emergencies, may in the future directly or indirectly impact our business, results of operations and financial condition, including expenses, reserves and allowances, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain. We have made estimates of the impact of the recent COVID-19 pandemic within our financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.
Liquidity
As of June 30, 2023, we had cash, cash equivalents and marketable securities of $946.9 million. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities will be sufficient to fund current operations for at least the next twelve months from the issuance date of these financial statements.

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
The following table summarizes our cash equivalents and marketable securities measured at fair value and by level on a recurring basis as of June 30, 2023:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$18,131	$3,978	$—	$22,109
Total cash equivalents	18,131	3,978	—	22,109

Marketable securities:
U.S. Treasuries	—	51,555	—	51,555
Government securities	—	372,096	—	372,096
Corporate debt securities	—	438,519	—	438,519
Total marketable securities	—	862,170	—	862,170
Total cash equivalents and marketable securities	$18,131	$866,148	$—	$884,279
Cash equivalents and marketable securities have been initially valued at the transaction price and are subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2023.
There have been no changes to the valuation methods during the six months ended June 30, 2023, and we had no financial assets or liabilities that were classified as Level 3 at any point during the six months ended June 30, 2023.
4. Marketable Securities
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and are recorded at fair value. Unrealized gains are included as a component of accumulated other comprehensive loss in the condensed consolidated balance sheets and statements of stockholders’ equity and a component of total comprehensive loss in the condensed consolidated statements of comprehensive loss, until realized. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the condensed consolidated balance sheets with a corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive income, net of taxes. Realized gains and losses are included in investment income on a specific-identification basis. There were no material realized gains or losses on marketable securities for the three and six months ended June 30, 2023 or 2022.

Marketable securities at June 30, 2023 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$52,030	$1	$(476)	$51,555
Government securities	276,272	—	(3,458)	272,814
Corporate debt securities	295,725	4	(2,285)	293,444
Total Current	624,027	5	(6,219)	617,813

Non-current:
U.S. Treasuries	—	—	—	—
Government securities	100,512	—	(1,230)	99,282
Corporate debt securities	146,501	10	(1,436)	145,075
Total Non-current	247,013	10	(2,666)	244,357
Total marketable securities	$871,040	$15	$(8,885)	$862,170
Marketable securities at December 31, 2022 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$68,175	$3	$(811)	$67,367
Government securities	220,901	8	(5,289)	215,620
Corporate debt securities	363,263	1	(2,391)	360,873
Total Current	652,339	12	(8,491)	643,860

Non-current:
U.S. Treasuries	17,418	4	(193)	17,229
Government securities	117,475	7	(1,659)	115,823
Corporate debt securities	183,037	76	(2,291)	180,822
Total Non-current	317,930	87	(4,143)	313,874
Total marketable securities	$970,269	$99	$(12,634)	$957,734
As of June 30, 2023 and December 31, 2022, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale.
As of June 30, 2023 and December 31, 2022, we held 243 and 259 debt securities, respectively, that were in an unrealized loss position for less than one year. We did not record an allowance for credit losses as of June 30, 2023 and December 31, 2022 related to these securities. The aggregate fair value of debt securities in an unrealized loss position at June 30, 2023 and December 31, 2022 was $842.2 million and $868.2 million, respectively. There were no individual securities that were in a significant unrealized loss position as of June 30, 2023 and December 31, 2022. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We do not consider these marketable securities to be impaired as of June 30, 2023 and December 31, 2022.

5. Inventory
Inventory, which consists of commercial supply of PYRUKYND®, consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Raw materials	$470	$—
Work-in-process	14,236	7,550
Finished goods	965	942
Total inventory	$15,671	$8,492
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
The components of lease expense and other information related to leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Operating lease costs	$3,806	$3,806	$7,613	$7,613
Cash paid for amounts included in the measurement of operating lease liabilities	$4,544	$4,414	$9,064	$8,190
We have not entered into any material short-term leases or financing leases as of June 30, 2023.
In arriving at the operating lease liabilities as of June 30, 2023 and December 31, 2022, we applied the weighted-average incremental borrowing rate of 5.7% for both periods over a weighted-average remaining lease term of 4.7 and 5.2 years, respectively.
As of June 30, 2023, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter were as follows:

(In thousands)
Remaining 2023	$7,587
2024	18,660
2025	19,507
2026	20,151
2027	20,755
2028	3,479
Thereafter	—
Undiscounted minimum rental commitments	$90,139
Interest	(11,193)
Operating lease liabilities	$78,946
We provided our landlord a security deposit of $2.9 million as security for our leases, which is included within other non-current assets on our condensed consolidated balance sheet.
In August 2021, we entered into a long-term sublease agreement for 13,000 square feet of the office space at 38 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through December 2024. In April 2022, we entered into a long-term sublease agreement for 27,000 square feet of the office space at 64 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through April 2025. In May 2023, we entered into a long-term sublease agreement for 7,407 square feet of office space on the first floor of 64 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through April 2025. We recorded operating sublease income of $1.4 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively, and $2.8 million and $1.7 million for the six months ended June 30, 2023 and 2022, respectively, in other income, net in the condensed consolidated statements of operations. We received security deposits from our sublessees of approximately $1.2 million which is recorded within other non-current assets on our condensed consolidated balance sheet.

As of June 30, 2023, the future minimum lease payments to be received under the long-term sublease agreements were as follows:

(In thousands)
Remaining 2023	$2,491
2024	5,078
2025	1,310
Total	$8,879
7. Accrued Expenses
Accrued expenses consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Accrued compensation	$10,884	$18,105
Accrued research and development costs	14,656	8,425
Accrued professional fees	2,029	2,435
Accrued other	1,620	1,385
Total accrued expenses	$29,189	$30,350
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
Product revenue, net, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Product revenue, net	$6,712	$3,082	$12,321	$3,914
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
Returns / Replacement
We estimate the amount of product sales that may be returned by Customers or replaced by Agios and record this estimate as a reduction of revenue in the period the related product revenue is recognized. We currently estimate product return and replacement liabilities using the expected value method, based on available industry data, including our visibility into the inventory remaining in the distribution channel.
The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2023:

(In thousands)	Contractual Adjustments	Government Rebates	Returns/ Replacement	Total
Balance at December 31, 2022	$65	$573	$133	$771
Current provisions relating to sales in the current year	631	1,065	2,064	3,760
Adjustments relating to prior years	—	(7)	—	(7)
Payments/returns relating to sales in the current year	(479)	(325)	(1,958)	(2,762)
Payments/returns relating to sales in the prior years	(49)	(306)	(48)	(403)
Balance at June 30, 2023	$168	$1,000	$191	$1,359
Total revenue-related reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In thousands)	June 30, 2023	December 31, 2022
Reduction of accounts receivable	$162	$60
Component of accrued expenses	1,197	711
Total revenue-related reserves	$1,359	$771
The following table presents changes in our contract assets during the six months ended June 30, 2023:

(In thousands)	December 31, 2022	Additions	Deductions	June 30, 2023
Contract assets(1)
Accounts receivable, net	$2,206	$16,074	$(16,029)	$2,251
(1) Additions to contract assets relate to amounts billed to Customers for product sales and deductions to contract assets primarily relate to collection of receivables during the reporting period.
9. Share-Based Payments
2023 Stock Incentive Plan and Inducement Grants
In June 2023, our stockholders approved the 2023 Stock Incentive Plan, or the 2023 Plan. The 2023 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, or RSUs, performance-based share units, or PSUs, and other stock-based awards to employees, advisors, consultants and non-employee directors.
Following the adoption of the 2023 Plan, we ceased granting equity awards under the 2013 Stock Incentive Plan, or the 2013 Plan. Any outstanding equity awards that were previously granted under the 2013 Plan continue to be governed by their terms. Following adoption of the 2013 Plan, we ceased granting equity awards under the 2007 Stock Incentive Plan, or the 2007 Plan. There are no outstanding equity awards under the 2007 Plan.
In connection with the start of employment of our Chief Executive Officer and Chief Financial Officer in 2022, and our Chief Commercial Officer in 2023, our board of directors granted each of them equity awards in the form of stock options, RSUs and

PSUs, which awards were made outside our equity incentive plans as inducements material to their respective entry into employment with us in accordance with Nasdaq Listing Rule 5635(c)(4).
As of June 30, 2023, the maximum number of shares reserved under the 2007 Plan, the 2013 Plan, the 2023 Plan and the inducement grants described above was 11,881,185, and we had 4,265,366 shares available for future issuance under the 2023 Plan.
Stock options
The following table presents stock option activity for the six months ended June 30, 2023:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2022	5,772,564	$48.81
Granted	853,686	25.84
Exercised	(152,849)	9.97
Forfeited/Expired	(684,129)	56.55
Outstanding at June 30, 2023	5,789,272	$45.53
Exercisable at June 30, 2023	3,403,431	$55.74
Vested and expected to vest at June 30, 2023	5,789,272	$45.53
At June 30, 2023, there was approximately $36.7 million of total unrecognized compensation expense related to unvested stock option awards, which we expect to recognize over a weighted-average period of approximately 2.71 years.
Restricted stock units
The following table presents RSU activity for the six months ended June 30, 2023:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2022	1,117,921	$38.30
Granted	856,710	25.87
Vested	(395,095)	42.52
Forfeited	(164,317)	33.28
Unvested shares at June 30, 2023	1,415,219	$30.18
As of June 30, 2023, there was approximately $32.6 million of total unrecognized compensation expense related to RSUs, which we expect to recognize over a weighted-average period of approximately 2 years.
Performance-based stock units
The following table presents PSU activity for the six months ended June 30, 2023:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2022	430,243	$35.87
Granted	125,897	25.23
Vested	(92,257)	30.18
Forfeited	(95,250)	46.53
Unvested shares at June 30, 2023	368,633	$30.90
Stock-based compensation expense associated with these PSUs is recognized if the underlying performance condition is considered probable of achievement using our management’s best estimates.
As of June 30, 2023, there was no unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered probable of achievement, and $11.4 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered not probable of achievement.

Market-based stock units
The following table presents market-based stock unit, or MSU, activity for the six months ended June 30, 2023:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2022	42,695	$41.50
Granted	—	—
Unvested shares at June 30, 2023	42,695	$41.50
The fair value of MSUs are estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the market condition. As of June 30, 2023, there was no remaining unrecognized compensation expense related to MSUs.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. We issued and sold 54,867 and 48,156 shares of common stock during the six months ended June 30, 2023 and 2022, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 2,363,636 shares of our common stock. As of June 30, 2023, we had 1,744,004 shares of common stock available for future issuance under the 2013 ESPP.
Stock-based compensation expense
Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Stock options	$3,937	$5,655	$8,894	$11,856
Restricted stock units	4,754	5,232	9,701	11,397
Performance-based stock units	2,784	—	2,784	2,919
Employee stock purchase plan	262	278	497	503
Total stock-based compensation expense	$11,737	$11,165	$21,876	$26,675
Expenses related to stock options and stock-based awards were allocated as follows in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Research and development expense	$4,540	$4,923	$8,895	$11,579
Selling, general and administrative expense	7,197	6,242	12,981	15,096
Total stock-based compensation expense	$11,737	$11,165	$21,876	$26,675
10. Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net loss per share calculation, stock options, RSUs, PSUs and MSUs for which the performance and market vesting conditions, respectively, have been deemed probable, and 2013 ESPP shares are considered to be common stock equivalents, while PSUs and MSUs with performance and market vesting conditions, respectively, that were not deemed probable as of June 30, 2023 are not considered to be common stock equivalents.
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
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2023	2022
Stock options	5,789,272	5,374,171
Restricted stock units	1,415,219	1,240,486
Employee stock purchase plan shares	50,942	60,589
Total common stock equivalents	7,255,433	6,675,246

11. Subsequent Events
On July 28, 2023, Agios and Alnylam Pharmaceuticals, Inc., or Alnylam, entered into a license agreement under which Agios acquired the rights to develop and commercialize Alnylam's novel preclinical siRNA targeting TMPRSS6, as a potential disease-modifying treatment for patients with polycythemia vera (PV). Under the terms of the agreement, in August 2023, Agios is obligated to make an up-front payment to Alnylam of $17.5 million. In addition, Agios is responsible to pay up to $130.0 million in potential development and regulatory milestone payments, in addition to sales milestones and tiered royalties.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Information
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management, and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, selling, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” “vision” “will,” “would,” and similar expressions are intended to identify these forward-looking statements, although not all forward-looking statements contain these identifying words. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2022. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.
Overview
We are a biopharmaceutical company committed to transforming patients’ lives through leadership in the field of cellular metabolism, with the goal of creating differentiated medicines for rare diseases. With a history of focused study on cellular metabolism, we have a deep and mature understanding of this biology, which is involved in the healthy functioning of nearly every system in the body. Building on this expertise, these learnings can be rapidly applied to our clinical trials with the goal of developing medicines that can have a significant impact for patients. We accelerate the impact of our portfolio by cultivating connections with patient communities, healthcare professionals, partners and colleagues to discover, develop and deliver potential therapies for rare diseases.

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

In addition to the aforementioned development programs, we continue to invest in our late-stage research program focused on advancing a phenylalanine hydroxylase, or PAH, stabilizer for the treatment of phenylketonuria, or PKU. Also, in July 2023 we entered into a license agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, for the development and commercialization of products containing or comprised of an siRNA development candidate discovered by Alnylam and targeting the transmembrane serine protease 6, or TMPRSS6, gene, and we intend to pursue development of a licensed product for the potential treatment of patients with polycythemia vera, or PV, a rare blood disorder. See Item 5, "Other Information", for more information on the license agreement with Alnylam.
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

Financial Operations Overview
Impact of COVID-19 on our Business
As of June 30, 2023, we have not experienced a significant financial or supply chain impact directly related to the recent COVID-19 pandemic, but have experienced some disruptions to clinical operations and certain clinical and research activities at our contract research organizations, or CROs. Although the public health emergency declaration related to COVID-19 ended on May 11, 2023, the extent of the effect of any future pandemics or public health emergencies on our operational and financial performance will depend in large part on future developments, which cannot be predicted and are out of our control.
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

Additionally, since inception, we have historically incurred operating losses. Our net loss for the six months ended June 30, 2023 and 2022 were $164.8 million and $186.6 million, respectively. As of June 30, 2023, we had an accumulated deficit of $635.4 million. We expect to incur significant expenses and net losses until such time we are able to report profitable results. Our net losses may fluctuate significantly from year to year. We expect that we will continue to incur significant expenses as we continue to advance and expand clinical development activities for our lead programs: PYRUKYND®, and AG-946; continue to prioritize advancement of our PAH stabilizer; initiate development of a licensed siRNA development candidate pursuant to our license agreement with Alnylam; expand and protect our intellectual property portfolio, including by in-licensing or acquiring assets for pipeline growth; and hire additional commercial and development personnel.

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

Cost of Sales
Cost of sales consists primarily of manufacturing costs for sales of PYRUKYND®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of PYRUKYND® recorded during the three and six months ended June 30, 2023 and 2022 were expensed prior to February 17, 2022, and, therefore, are not included in costs of sales during the three and six months ended June 30, 2023 and 2022.

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
We are evaluating PYRUKYND® in the following clinical trials:
•ENERGIZE, a phase 3, double-blind, randomized, placebo-controlled multicenter study evaluating the efficacy and safety of PYRUKYND® as a potential treatment for adults with non-transfusion-dependent α- or β-thalassemia, defined as ≤5 red blood cell, or RBC, units during the 24-week period before randomization and no RBC transfusions ≤8 weeks before providing informed consent or during the screening period. The primary endpoint of the trial is percentage of patients with hemoglobin response, defined as a ≥1.0 g/dL increase in average hemoglobin concentration from Week 12 through Week 24 compared with baseline. Secondary endpoints include markers of hemolysis and ineffective erythropoiesis, as well as patient-reported outcome measures. This trial has completed enrollment.
•ENERGIZE-T, a phase 3, double-blind, randomized, placebo-controlled multicenter study evaluating the efficacy and safety of PYRUKYND® as a potential treatment for adults with transfusion-dependent α- or β-thalassemia, defined as 6 to 20 RBC units transfused and ≤6-week transfusion-free period during the 24-week period before randomization. The primary endpoint of the trial is percentage of patients with transfusion reduction response, defined as a ≥50% reduction in transfused RBC units with a reduction of ≥2 units of transfused RBCs in any consecutive 12-week period through Week 48 compared with baseline. Secondary endpoints include additional transfusion reduction measures and percentage of participants with transfusion-independence. This trial has completed enrollment.
•RISE UP, a phase 2/3 study evaluating the efficacy and safety of PYRUKYND® in SCD patients who are 16 years of age or older, have had between two and 10 sickle cell pain crises in the past 12 months, and have hemoglobin within the range of 5.5 to 10.5 g/dL during screening. In June 2023, we announced the phase 2 portion of this trial had achieved its primary endpoint of hemoglobin response in patients in both 50 mg and 100 mg twice daily mitapivat arms. 46.2% of patients (n=12) in the 50 mg twice daily mitapivat arm and 50.0% of patients (n=13) in the 100 mg twice daily mitapivat arm achieved a hemoglobin response, compared to 3.7% of patients (n=1) in the placebo arm (2-sided p=0.0003 and 0.0001, respectively). The safety profile for mitapivat observed in the phase 2 portion of the study was generally consistent with previously reported data in other studies of sickle cell disease and other hemolytic anemias, and there were no adverse events leading to discontinuation in either the mitapivat or the placebo arms. We expect to enroll the first patient in the phase 3 portion of this trial by the end of 2023. The phase 3 portion includes a 52-week randomized, placebo-controlled period in which participants will be randomized in a 2:1 ratio to receive the recommended (100 mg twice daily) PYRUKYND® dose level or placebo. The primary endpoints are hemoglobin response, defined as ≥1 g/dL increase in average hemoglobin from baseline to Week 52, and annualized rate of sickle cell pain crises. Participants who complete either the phase 2 or phase 3 portion will have the option to move into a 216-week open-label extension period to continue to receive PYRUKYND®.
•ACTIVATE-kids and ACTIVATE-kidsT, double-blind phase 3 studies evaluating the efficacy and safety of PYRUKYND® as a potential treatment for PK deficiency in not regularly transfused and regularly transfused patients between one and 18 years old, respectively. The primary endpoint of ACTIVATE-kids is percentage of patients with hemoglobin response, defined as ≥1.5 g/dL increase in hemoglobin concentration from baseline that is sustained at two or more scheduled assessments at weeks 12, 16, and 20 during the double-blind period. The primary endpoint of ACTIVATE-kidsT is transfusion reduction response, defined as ≥33% reduction in total RBC transfusion volume from week 9 through week 32 of the double-blind period. Both trials are enrolling patients, and we expect to enroll at least half of the patients by the end of 2023.
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
AG-946: Novel PK Activator
We are developing AG-946, a novel PK activator, for the potential treatment of LR MDS and hemolytic anemias. We are evaluating AG-946 in a phase 1 trial of AG-946 in healthy volunteers and in patients with SCD. We have presented data from the healthy volunteer cohorts, and we have initiated the SCD patient cohort of this trial. We initiated a phase 2a study of AG-946 in adults with LR MDS in the third quarter of 2022, and the trial has completed enrollment. We expect to report the results of this trial by the end of 2023.
Other Programs
In addition to the aforementioned development programs, we are advancing our late-stage research program focused on a PAH stabilizer for the treatment of PKU, for which we expect to file an IND by the end of 2023. Also, in July 2023, we entered into a license agreement with Alnylam for the development and commercialization of products containing or comprised of an siRNA development candidate discovered by Alnylam and targeting the TMPRSS6 gene, and we intend to pursue development of a licensed product for the potential treatment of patients with PV.
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
Critical Accounting Estimates
Our critical accounting estimates are those which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We have determined that our most critical accounting estimates are those relating to revenue recognition, accrued research and development expenses and stock-based compensation. As of June 30, 2023, there have been no material changes to our existing critical accounting estimates discussed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations
Comparison of the three and six months ended June 30, 2023 and 2022
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Revenues:
Product revenue, net	$6,712	$3,082	$12,321	$3,914
Milestone revenue	—	2,500	—	2,500
Total revenue	$6,712	$5,582	$12,321	$6,414
Total Revenue - Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022 – The increase in total revenue of $1.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was due to increased product revenue associated with PYRUKYND®, which was approved by the FDA in February 2022, partially offset by revenue recognized in the three months ended June 30, 2022 associated with the licensing of intellectual property for our Friedreich's Ataxia preclinical program.

Total Revenue - Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022 – The increase in total revenue of $5.9 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was due to increased product revenue associated with PYRUKYND®, which was approved by the FDA in February 2022, partially offset by revenue recognized in the six months ended June 30, 2022 associated with the licensing of intellectual property for our Friedreich's Ataxia preclinical program.
Total Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Operating expenses:
Cost of sales	$1,108	$435	$1,662	$774
Research and development	68,895	74,523	136,196	144,646
Selling, general and administrative	30,409	28,264	58,776	59,779
Total operating expenses	$100,412	$103,222	$196,634	$205,199
Total Operating Expenses - Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022 – The decrease in total operating expenses of $2.8 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to a decrease in research and development expenses of $5.6 million which is described below under Research and Development Expenses, partially offset by an increase in selling, general and administrative expenses of $2.1 million, driven by an increase in stock-based compensation expense.
Total Operating Expenses - Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022 – The decrease in total operating expenses of $8.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to a decrease in research and development expenses of $8.5 million which is described below under Research and Development Expenses.

Research and Development Expenses
Our research and development expenses, by major program, are outlined in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
PK activator (PYRUKYND®)	$26,492	$18,926	$47,491	$36,130
Novel PK activator (AG-946)	4,129	5,137	7,597	8,574
Other research and platform programs	2,058	7,810	5,525	15,724
Total direct research and development expenses	32,679	31,873	60,613	60,428
Compensation and related expenses	26,263	31,336	55,954	60,522
Facilities and IT related expenses & other	9,953	11,314	19,629	22,179
Other expenses - transition services	—	—	—	1,517
Total indirect research and development expenses	36,216	42,650	75,583	84,218
Total research and development expense	$68,895	$74,523	$136,196	$144,646

Total Research and Development Expenses - Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022 – The decrease in total research and development expenses of $5.6 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was due to a $6.4 million decrease in our indirect expenses, partially offset by a $0.8 million increase in our direct expenses. The decrease in indirect expenses was primarily due to a $5.1 million decrease in compensation and workforce-related expenses as a result of reduced headcount related to the evolution of our research organization. The increase in direct expenses was primarily due to an increase in PYRUKYND® costs due to increased costs for the phase 3 trials of PYRUKYND® in patients with thalassemia, ENERGIZE and ENERGIZE-T, and the phase 2/3 trial of PYRUKYND® in patients with SCD, RISE UP. The increase in direct expenses was partially offset by a decrease in expenses related to our other research and platform programs as a result of our decision to evolve our approach to exploratory research and drug discovery to focus on our existing late-lead optimization programs.

Total Research and Development Expenses - Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022 – The decrease in total research and development expenses of $8.5 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was due to a $8.7 million decrease in our indirect expenses and a $0.2 million increase in our direct expenses. The decrease in indirect expenses was due to a $4.6 million decrease in compensation and workforce-related expenses as a result of reduced headcount related to the evolution of our research organization and lower stock-based compensation expense, a $2.6 million decrease in facilities and IT related expenses & other due to a reduction in facility expenses associated with the evolution of our research organization, and the $1.5 million of reimbursable transition related services we provided to Servier in the six months ended June 30, 2022 related to the sale of the oncology business for discovery, clinical development, technical operations, and related activities, which were completed during the three months ended March 31, 2022. The increase in direct expenses was primarily due to an increase in PYRUKYND® costs due to increased costs for the phase 3 trials of PYRUKYND® in patients with thalassemia, ENERGIZE and ENERGIZE-T, and the phase 2/3 trial of PYRUKYND® in patients with SCD, RISE UP, partially offset by a decrease in expenses related to our other research and platform programs as a result of our decision to evolve our approach to exploratory research and drug discovery to focus on our existing late-lead optimization programs.
Other Income and Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Royalty income from gain on sale of oncology business	$—	$2,704	$—	$5,408
Interest income, net	8,254	1,793	16,345	2,487
Other income, net	1,640	1,337	3,144	4,310
Other Income and Expense - Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022 – The increase in interest income, net was primarily attributable to an increase in interest rates. The decrease in royalty income from gain on sale of oncology business was due to the sale to Sagard in the fourth quarter of 2022 of our rights to future contingent payments associated with royalties on U.S. net sales of TIBSOVO®. Other income, net in the three months ended June 30, 2023 was relatively consistent with the three months ended June 30, 2022.

Other Income and Expense - Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022 – The increase in interest income, net was primarily attributable to an increase in interest rates. The decrease in royalty income from gain on sale of oncology business was due to the sale to Sagard in the fourth quarter of 2022 of our rights to future contingent payments associated with royalties on U.S. net sales of TIBSOVO®. The decrease in other income, net primarily relates to approximately $2.6 million of reimbursable transition related services and fees for the sale of the oncology business for the three months ended June 30, 2022, partially offset by $1.1 million of additional sublease income recognized in the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Net Loss

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net loss	$(83,806)	$(91,806)	$(164,824)	$(186,580)
Net Loss - Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022 – The decrease in net loss for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily driven by the increase in interest income, net discussed above under Other Income and Expense, lower research and development expenses discussed above under Research and Development Expenses and the increase in revenue discussed above under Revenues, partially offset by the decrease in royalty income from gain on sale of oncology business discussed above under Other Income and Expense and higher selling, general and administrative expenses discussed above under Total Operating Expenses.

Net Loss - Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022 – The decrease in net loss for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily driven by the increase in interest income, net discussed above under Other Income and Expense, lower research and development expenses discussed above under Research and Development Expenses and the increase in revenue discussed above under Revenues, partially offset by the decrease in royalty income from gain on sale of oncology business discussed above under Other Income and Expense.

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

On March 31, 2021, we completed the sale of our oncology business to Servier. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200.0 million in cash, if, prior to January 1, 2027, vorasidenib is granted NDA approval from the FDA with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity. The milestone payment for approval of vorasidenib and royalty payments related to vorasidenib and TIBSOVO® represent contingent consideration. Servier also acquired our co-commercialization rights for Bristol Myers Squibb's IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene, and following the sale Servier is responsible for conducting certain clinical development activities within the IDHIFA® development program. As discussed above in Note 1, Overview, in October 2022, we sold our rights to the royalty on U.S. net sales of TIBSOVO® to Sagard for $131.8 million. We retained our rights to the potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA.
Our cash, cash equivalents and marketable securities balance was $946.9 million at June 30, 2023. The $200.0 million milestone payment and royalty payments discussed above are our only committed potential external source of funds. Whether the regulatory approval milestone for vorasidenib will be achieved is subject to various risks and uncertainties, which are outside our control, including adverse clinical developments with respect to vorasidenib. Furthermore, we cannot predict what success, if any, Servier may have in the United States with respect to sales of vorasidenib, if approved, and consequently we cannot estimate the amount of royalty payments that we can expect to receive from Servier prior to the loss of exclusivity of vorasidenib.
Cash flows
The following table provides information regarding our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(In thousands)	2023	2022
Net cash used in operating activities	$(161,931)	$(171,964)
Net cash provided by investing activities	104,721	56,240
Net cash provided by financing activities	2,704	1,141
Net change in cash and cash equivalents	$(54,506)	$(114,583)
Net cash used in operating activities. Cash used in operating activities of $161.9 million during the six months ended June 30, 2023 was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received from interest income and product revenues.
Cash used in operating activities of $172.0 million during the six months ended June 30, 2022 was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received from revenues of $5.2 million and royalties of $5.3 million on U.S. net sales of TIBSOVO®.
Net cash provided by investing activities. Cash provided by investing activities of $104.7 million during the six months ended June 30, 2023 was primarily due to higher proceeds from maturities and sales of marketable securities than purchases of marketable securities.
Cash provided by investing activities of $56.2 million during the six months ended June 30, 2022 was primarily due to higher proceeds from maturities and sales of marketable securities than purchases of marketable securities
Net cash provided by financing activities. Cash provided by financing activities of $2.7 million during the six months ended June 30, 2023, was the result of net proceeds received from stock option exercises and purchases made pursuant to our 2013 Employee Stock Purchase Plan, or 2013 ESPP.

Cash provided by financing activities of $1.1 million during the six months ended June 30, 2022 was primarily the result of $1.3 million of proceeds received from stock option exercises and purchases made pursuant to our 2013 ESPP.
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
We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2023, together with anticipated product revenue, interest income and the potential vorasidenib milestone will enable us to fund our operating expenses and capital expenditures through several value creating milestones and at least into 2026. This guidance does not include cash inflows from potential royalties from vorasidenib, commercializing mitapivat outside of the U.S. through one or more partnerships, or other potential strategic business or financial agreements. Our future capital requirements will depend on many factors, including:
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
•the costs associated with in-licensing or acquiring assets for pipeline growth, including the amount and timing of future milestone and royalty payments potentially payable to Alnylam pursuant to the license agreement;
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
•operational delays due to public health epidemics, including the recent COVID-19 pandemic; and
•operational delays, disruptions and/or increased costs associated with rising global energy prices or energy shortages or rationing.
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
Contractual Obligations
During the six months ended June 30, 2023, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of June 30, 2023 and December 31, 2022, we had cash, cash equivalents and marketable securities of $946.9 million and $1.1 billion, respectively. Our marketable securities consist primarily of investments in U.S. Treasuries, government securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point change in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs located in Asia and Europe that are denominated in foreign currencies, and we are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2023 and December 31, 2022, liabilities denominated in foreign currencies were immaterial.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the

Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•we fail to successfully obtain third party reimbursement and generate commercial demand that results in expected sales of PYRUKYND®;
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
•PYRUKYND® fails to gain and/or maintain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community;
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
In December 2016, we withdrew our IND for AG-519, our second PK activator, following verbal notification of a clinical hold from the FDA relating to a previously disclosed case of drug-induced cholestatic hepatitis which occurred in our phase 1 clinical trial of AG-519 in healthy volunteers. Although these decisions and this hepatic adverse event finding do not affect our ongoing clinical trials for PYRUKYND®, our first PK activator, we cannot provide any assurances that there will not be other treatment-related severe adverse events in our other clinical trials, or that our other trials will not be placed on clinical hold in the future.
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
We have and may in the future enter into additional transactions to in-license products, technologies or assets or to acquire other products, technologies, assets or businesses. As part of the evolution of our research organization, we plan to prioritize in-licensing or acquiring assets for future pipeline growth. For example, in July 2023, we entered into a license agreement with Alnylam for the development and commercialization of products containing or comprised of an siRNA development candidate discovered by Alnylam and targeting the TMPRSS6 gene, and we intend to pursue development of a licensed product for the potential treatment of PV. Our ability to successfully in-license or acquire assets and develop product candidates following such transactions is unproven. If we do identify additional suitable candidates or assets for in-licensing transactions or acquisitions, we may not be able to make such transactions on favorable terms, or at all. Such transactions may require us to relinquish rights to develop product candidates in certain indications, limit our ability to pursue certain targets or require us to make significant milestone or royalty payments to third parties upon achievement of certain events. Any in-licensing transaction or acquisitions we undertake may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or an in-licensing transaction or issue our common stock or other equity securities to the stockholders of the counterparty, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business, product or technology that are not covered by the indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Such transactions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot ensure that following any transaction we would achieve the expected synergies to justify the transactions. We cannot predict the number, timing or size of future transactions or the effect that any such transactions might have on our operating results.

Public health epidemics or pandemics may affect our ability to initiate or continue our planned, ongoing and future preclinical studies, clinical trials, disrupt regulatory activities, disrupt our ability to maintain a commercial infrastructure for our product or have other adverse effects on our business and operations.
Public health emergencies or pandemics could adversely affect our business, financial condition, results of operations, and prospects. We may face delays, disruptions or shortages as a result of such pandemics that may affect our ability to initiate and complete preclinical studies and clinical trials or impact our commercialization efforts. We experienced disruptions to certain clinical and research activities at our contract research organizations, or CROs, due to the recent COVID-19 pandemic, and any future pandemic or public health emergency could result in site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis being paused or delayed due to changes in hospital or university policies, federal, state or local regulations, diversion of hospital resources or other reasons related to a public health emergency. If a pandemic or public health emergency arises in the future, we may face difficulties recruiting or retaining patients in our ongoing clinical trials ,and patients enrolled in our clinical trials may be unable or unwilling to visit clinical trial sites which may impact the collection of important clinical trial data and may necessitate remote data verification. In addition, limitations on the ability to visit sites may affect, our enrollment timelines for our clinical trials, and may adversely affect the timing of completion of our clinical trials or our ability to complete clinical trials in a fully compliant manner. Additionally, the potential suspension of clinical trial activity at clinical trial sites or reduced availability of CRO personnel may have an adverse impact on our clinical trial plans and timelines.

We have been monitoring our supply chain network for disruptions due to the recent COVID-19 pandemic, and our third-party manufacturers, other than certain CROs based in China, remain largely unaffected, with any campaign delays experienced to date being limited to a few days in duration, and we have not experienced a supply impact.
The public health emergency declarations related to COVID-19 ended on May 11, 2023. The FDA ended 22 COVID-19-related policies when the public health emergency ended on May 11, 2023, and the FDA allowed 22 COVID-19-related policies to continue for 180 days. The FDA plans to retain 24 COVID-19-related policies with appropriate changes and four whose duration is not tied to the end of the public health emergency. As a result of these and other measures, we have faced and may in the future face disruptions in our ability to prepare and submit applications to regulatory authorities for drug approvals and to build and maintain a commercial infrastructure for our product and product candidates.
We cannot be certain what the overall impact of future health emergencies or pandemics will be on our business.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
We or our collaborators may not be able to initiate, continue or complete clinical trials for our product candidates if we or they are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States. Furthermore, enrollment had previously been particularly challenging in light of the recent COVID-19 pandemic.
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
In addition, some of our competitors may have ongoing or planned clinical trials for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For example, Rocket Pharma LTD, or Rocket Pharma, is developing a gene therapy targeting PK deficiency; Vertex Pharmaceuticals Incorporated, or Vertex, with CRISPR Therapeutics, or CRISPR, is developing a gene therapy targeting SCD; bluebird bio, Inc., or bluebird, is developing a gene therapy targeting SCD (for which they have a Prescription Drug User Fee Act goal date of December 20, 2023 for their Biologics License Application) and transfusion dependent beta thalassemia; Novo Nordisk is developing molecules for the treatment of alpha and beta thalassemia, SCD and LR MDS; Pfizer is developing molecules for the treatment of SCD; Fulcrum Therapeutics Inc., or Fulcrum, is developing a treatment for SCD; Silence Therapeutics, or Silence, is developing a treatment for alpha and beta non-transfusion dependent thalassemia; Merck & Co., Inc, or Merck, with Bristol-Myers Squibb Company, or BMS, are developing a treatment for alpha thalassemia and LR MDS patients that are ESA naïve; Fibrogen, Inc., with AstraZeneca PLC is developing roxadustat for the treatment of anemia in MDS patients; Geron Corporation, or Geron, is developing imetelstat for the treatment of LR MDS; Roivant Sciences, or Roviant, is developing RVT-2001 (licensed from Eisai Co., Ltd.) for the treatment of transfusion-dependent anemia in patients with LR MDS; Keros Therapeutics, or Keros, is developing KER-050 for the treatment of transfusion related iron overload in LR MDS; BioMarin Pharmaceutical Inc., or BioMarin, PTC Therapeutics, Inc., or PTC, Synlogic, Inc., or Synlogic, and Jnana Therapeutics, Inc., or Jnana, are developing therapies to treat PKU; Homology Medicines Inc., or Homology, is developing a gene therapy targeting PKU; and Protagonist Therapeutics, or Protagonist, Ionis Pharmaceuticals, Inc., or Ionis, and Silence are developing therapies to treat PV.

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
Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. We have decided to evolve our approach to exploratory research and drug discovery to prioritize investment in advancing our late lead-optimization research, while continuing to progress our registration-enabling clinical programs in thalassemia, SCD and pediatric PK deficiency, our phase 2a trial in LR MDS, our IND-enabling studies for our PAH stabilizer for the treatment of PKU, and development of a licensed siRNA development candidate under our license agreement with Alnylam. Our resource allocation decisions may cause us to fail to capitalize on viable commercial medicines or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable medicines. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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
We face competition with respect to PYRUKYND® and our current product candidates, and we will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. Potential competitors may include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product or our product candidates, such as PK deficiency, thalassemia, SCD, LR MDS and PKU. For example, Merck and BMS are marketing therapies to treat beta thalassemia and LR MDS and are conducting clinical trials for alpha thalassemia and LR MDS patients that are ESA naïve; bluebird is marketing a gene therapy to treat beta thalassemia and is developing a gene therapy to treat SCD; Novartis International AG, or Novartis, Emmaus Life Sciences and Pfizer are each marketing therapies to treat SCD, with Novartis and Pfizer continuing to conduct clinical trials for therapies in SCD; BioMarin is marketing and conducting clinical trials for therapies to treat PKU; Novo Nordisk is conducting clinical trials for the treatment of alpha and beta thalassemia, SCD and LR MDS; Vertex, with CRISPR, is conducting clinical trials of a gene therapy targeting SCD and beta thalassemia, Fulcrum is conducting clinical trials for a potential treatment for SCD; Silence is conducting clinical trials for a potential treatment for alpha and beta non-transfusion dependent thalassemia; Geron, Roivant and Keros are conducting clinical trials for potential treatments for LR MDS; Rocket Pharma is conducting a clinical trial of a gene therapy targeting PK deficiency; PTC, Synlogic, and Jnana are conducting clinical trials for potential treatments for PKU, Homology is conducting clinical trials for a gene therapy for PKU; Protagonist, Ionis and Silence are developing therapies to treat PV; and a number of other biotechnology companies have product candidates in clinical development in similar indications as ours.
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
There are also a number of product candidates in preclinical or clinical development by third parties to treat rare diseases by targeting similar mechanisms of action or target indications as our product candidates. These companies include large pharmaceutical companies, such as Novartis, Novo Nordisk, Pfizer, BMS, Merck and Vertex as well as biotechnology companies of various sizes, such as BioMarin, bluebird, PTC and Rocket Pharma. Our competitors may develop products that are more effective, safer, more convenient or less costly than PYRUKYND® or any product candidates that we are developing or that would render PYRUKYND® or our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
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
Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from computer viruses, worms and other destructive or disruptive software, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber incidents by malicious third parties. Cyber incidents are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber incidents could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber incidents also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. Attackers may use artificial intelligence and machine learning to launch more automated, targeted and coordinated attacks against targets. We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company, including personal information of our employees.
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
If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. Enforcement activity by the U.S. Department of Health & Human Services, or HHS, can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.
In addition to potential enforcement by HHS, we are also potentially subject to privacy enforcement from the Federal Trade Commission, or FTC. The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements.
States are also active in creating specific rules relating to the processing of personal information. In 2018, California passed into law the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.
In addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including New York and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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
Additionally, in October 2022, President Joe Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022, and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business internationally.
Following Brexit, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the United Kingdom and the EU have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the UK Data Protection Act and the GDPR, respectively. The UK and the US are also in discussions to develop a US-UK “data bridge”, which would function similarly to the EU-US Data Privacy Framework and provide an additional legal mechanism for companies to transfer data from the UK to the US. Any changes or updates to these developments have the potential to impact our business.
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
If our existing capital is insufficient to fund our operating expenses and capital expenditures, we will need to raise capital, and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
We expect to incur significant expenses as we continue to advance our ongoing activities. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operating expenses and capital expenditures is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds. Our future capital requirements will depend on many factors, including:
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
•the costs associated with in-licensing or acquiring assets for pipeline growth, including the amount and timing of future milestone and royalty payments payable to Alnylam pursuant to the license agreement;
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
•operational delays due to public health epidemics, including the recent COVID-19 pandemic; and
•operational delays, disruptions and/or increased costs associated with rising global energy prices or energy shortages or rationing.

We have historically incurred operating losses. We expect to incur losses in the future and may never achieve or maintain profitability.
We have a history of incurring operating losses. Our net loss for the six months ended June 30, 2023 and 2022 were $164.8 million and $186.6 million, respectively. As of June 30, 2023, we had an accumulated deficit of $635.4 million. Prior to the sale of our oncology business to Servier in March 2021, we had generated only modest revenue from sales of TIBSOVO® and, prior to our sale to Royalty Pharma of our royalty rights to IDHIFA®, from royalties on sales of IDHIFA®. Following receipt of marketing approval in February 2022, we have begun to commercialize PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States, and we are currently providing access to PYRUKYND® free of charge for eligible patients in the EU and Great Britain through a global managed access program. PYRUKYND® is the first product we have received marketing approval for following the sale of our oncology business. We have neither obtained marketing approval for PYRUKYND® in any other indications nor have we obtained marketing approval for any of our other product candidates, all of which are in preclinical or clinical development stages.
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
Prior to the sale to Sagard, we have received royalties from Servier on U.S. net sales of TIBSOVO®. We cannot however predict what success, if any, Servier may have in the United States with respect to future sales of vorasidenib, if approved, and, therefore, we cannot predict the amount of royalty payments that we can expect to receive from Servier prior to the loss of exclusivity of vorasidenib. The potential royalty payments with respect to vorasidenib are also subject to deductions and other adjustments under the terms of the purchase agreement, the amounts of which are uncertain as of the date of this report. In addition, there is no guarantee that vorasidenib will be approved by the FDA, and that, as such we will receive the $200.0 million regulatory milestone payment.
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
As part of Congress’ response to the recent COVID-19 pandemic, economic relief legislation was enacted in 2020 and 2021. Such legislation contains numerous tax provisions. In addition, the Inflation Reduction Act of 2022, or IRA, was signed into law in August 2022. The IRA introduced new tax provisions, including a 1% excise tax imposed on certain stock repurchases by publicly traded corporations. The 1% excise tax generally applies to any acquisition by the publicly traded corporation (or certain of its affiliates) of stock of the publicly traded corporation in exchange for money or other property (other than stock of the corporation itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. Regulatory guidance under the IRA, the Tax Act, and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the IRA, the Tax Act, and additional tax legislation.
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
Third-party manufacturers may not be able to comply with cGMPs, regulations or similar regulatory requirements on a global basis. Our failure, or the failure of our third-party manufacturers, to comply with currently applicable regulations, or regulations or specifications to which we become subject in the future, could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or medicines, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.
If either we or any third parties on which we rely are adversely impacted by restrictions resulting from the recent COVID-19 pandemic, the emergence of another public health epidemic and/or by rising global energy costs or energy shortages or rationing, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and research and development operations and our product for commercialization.
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
Disruptions at the FDA and other agencies may prolong the time necessary for regulatory submissions to be reviewed and/or new drugs to be approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown were to occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. For example, should the FDA determine that an inspection is necessary for approval of a regulatory submission and an inspection cannot be completed during the review cycle, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the regulatory submission until an inspection can be completed.
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
The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA or Congress may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
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
Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Act delays the 4% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into FY 2032 and lowers the payment reduction percentages in FYs 2030 and 2031.
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
The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden revoked these Orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. This Executive Order also directs the U.S. Department of Health and Human Services to create a special enrollment period for the Health Insurance Marketplace in response to the recent COVID-19 pandemic. We cannot predict how federal agencies will respond to such Executive Orders.
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
Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at 2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications. Pharmaceutical companies and other parties have recently filed lawsuits in various courts with constitutional claims against HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

On June 6, 2023, Merck filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, and the Pharmaceutical Research and Manufacturers of America also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. On July 11, 2023, Merck moved for summary judgment in its action and, the next day, the Chamber of Commerce moved for preliminary injunctive relief seeking to stop implementation of the drug pricing provisions of the IRA.

We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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
In December 2019, former President Trump signed legislation intended to facilitate the development of generic and biosimilar products. The bill, previously known as the CREATES Act, authorizes sponsors of ANDAs and 505(b)(2) applications to file lawsuits against companies holding NDAs that decline to provide sufficient quantities of an approved reference drug on commercially reasonable, market-based terms. Drug products on FDA’s drug shortage list are exempt from these new provisions unless the product has been on the list for more than six continuous months or the FDA determines that the supply of the product will help alleviate or prevent a shortage. For the purposes of the statute, the term “commercially reasonable, market-

based terms” is defined as (1) the nondiscriminatory price at or below the most recent wholesale acquisition cost for the product, (2) a delivery schedule that meets the statutorily defined timetable, and (3) no additional conditions on the sale.
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
Recruiting and retaining qualified scientific, clinical, manufacturing, regulatory and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and universities and research institutions for similar personnel. Our consultants and advisors, including our scientific co-founders, who assist us in formulating our research and development and commercialization strategy may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Furthermore, the recent COVID-19 pandemic and our flexible workplace policy allowing employees to work from home may make it difficult for us to maintain our corporate culture.

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
The trading price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since January 1, 2015 the closing price of our common stock on the Nasdaq Global Select Market has ranged from $17.06 per share to $135.01 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. While the full extent of the economic impact of the recent COVID-19 pandemic or recent increases in inflation rates (particularly as it relates to clinical- or manufacturing-related costs) may be difficult to assess or predict, such impacts have already caused, and are likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms.
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
•the societal and economic impact of public health epidemics or pandemics, such as the recent COVID-19 pandemic and any recession, depression or sustained market event resulting from such epidemics or pandemics;
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
As of June 30, 2023, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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

Item 5. Other Information

(a) License Agreement with Alnylam
On July 28, 2023, we entered into a license agreement, or the License Agreement, with Alnylam for the development and commercialization of products containing or comprised of an siRNA development candidate discovered by Alnylam and targeting the TMPRSS6 gene, which we refer to as the Licensed Products. We intend to pursue development of a Licensed Product for the potential treatment of patients with polycythemia vera.
Pursuant to the License Agreement, subject to the rights retained by Alnylam thereunder, we obtained a worldwide, exclusive license to certain of Alnylam’s intellectual property rights to develop, manufacture and commercialize Licensed Products in all therapeutic uses in humans, excluding diseases of the central nervous system and eye, or the Field. We will be solely responsible for the development and commercialization of Licensed Products in the Field and all costs associated therewith. Alnylam will provide manufacturing support, at our expense, for the first phase 1 study for a Licensed Product, after which we will assume full responsibility for manufacturing.
During the term of the License Agreement, each party and its affiliates are prohibited from, directly or indirectly, researching, developing, manufacturing or commercializing any siRNA product directed to TMPRSS6 in the Field, other than pursuant to the License Agreement, subject to certain exceptions in the event of a change of control.
Under the terms of the License Agreement, we are obligated to pay Alnylam an upfront payment of $17.5 million. Alnylam is entitled to receive up to $130.0 million in development and regulatory milestone payments in addition to sales milestones and tiered royalties at percentages ranging from mid-single digits to mid-teens on annual net sales, if any, of Licensed Products, which may be subject to specified reductions and offsets.
Unless earlier terminated, the License Agreement will expire upon the expiration of the last royalty term for the last Licensed Product in the Field. We may terminate the License Agreement in its entirety at any time upon 90 days’ prior written notice. Either party may, subject to specified cure periods, terminate the License Agreement in the event of the other party’s uncured material breach, and either party may terminate the License Agreement under specified circumstances relating to the other party’s insolvency. Alnylam has the right to terminate the License Agreement, subject to specified notice periods, if we or our affiliates or sublicensees challenges the validity or enforceability of certain Alnylam patent rights.
The License Agreement contains other customary terms and conditions, including representations and warranties, covenants and indemnification obligations in favor of each party.

(c) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation	8-K	001-36014	July 30, 2013	3.1
3.2	Third Amended and Restated By-Laws	8-K	001-36014	March 3, 2023	3.1
10.1#	2023 Stock Incentive Plan	S-8	333-272615	June 13, 2023	99.1
10.2#	Form of Stock Option Agreement Under 2023 Stock Incentive Plan					X
10.3#	Form of Restricted Stock Unit Agreement Under 2023 Stock Incentive Plan					X
10.4#	Form of Restricted Stock Unit Agreement (Performance-Based) Under 2023 Stock Incentive Plan					X
31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are not embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)					X

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

AGIOS PHARMACEUTICALS, INC.

August 3, 2023	By:	/s/ Brian Goff
Brian Goff Chief Executive Officer (principal executive officer)

August 3, 2023	By:	/s/ Cecilia Jones
Cecilia Jones Chief Financial Officer (principal financial officer)