Form 10-Q
period 2023-09-30
AGIOS PHARMACEUTICALS, INC.
filed 2023-11-02
CIK 1439222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 27, 2023: 55,891,284

AGIOS PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)
AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$64,333	$139,259
Marketable securities	583,155	643,860
Accounts receivable, net	1,176	2,206
Inventory	17,274	8,492
Prepaid expenses and other current assets	38,414	38,955
Total current assets	704,352	832,772
Marketable securities	224,902	313,874
Operating lease assets	57,162	65,129
Property and equipment, net	16,785	22,987
Other non-current assets	4,057	3,956
Total assets	$1,007,258	$1,238,718
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,271	$18,616
Accrued expenses	30,490	30,350
Operating lease liabilities	14,664	13,663
Total current liabilities	58,425	62,629
Operating lease liabilities, net of current portion	60,834	71,996
Other non-current liabilities	1,156	3,279
Total liabilities	120,415	137,904
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 72,100,384 shares issued and 55,883,973 shares outstanding at September 30, 2023, and 71,256,118 shares issued and 55,039,707 shares outstanding at December 31, 2022	72	71
Additional paid-in capital	2,421,862	2,386,325
Accumulated other comprehensive loss	(5,896)	(12,535)
Treasury stock, at cost (16,216,411 shares at September 30, 2023 and December 31, 2022)	(802,486)	(802,486)
Accumulated deficit	(726,709)	(470,561)
Total stockholders’ equity	886,843	1,100,814
Total liabilities and stockholders’ equity	$1,007,258	$1,238,718
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Revenues:
Product revenue, net	$7,399	$3,516	$19,720	$7,430
Milestone revenue	—	—	—	2,500
Total revenue	7,399	3,516	19,720	9,930
Operating expenses:
Cost of sales	$633	$517	$2,295	$1,291
Research and development	81,841	64,966	218,037	209,612
Selling, general and administrative	25,822	29,123	84,598	88,902
Total operating expenses	108,296	94,606	304,930	299,805
Loss from operations	(100,897)	(91,090)	(285,210)	(289,875)
Royalty income from gain on sale of oncology business	—	4,443	—	9,851
Interest income, net	8,375	3,818	24,720	6,305
Other income, net	1,198	1,082	4,342	5,392
Net loss	$(91,324)	$(81,747)	$(256,148)	$(268,327)
Net loss per share - basic and diluted	$(1.64)	$(1.49)	$(4.61)	$(4.90)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	55,803,663	54,844,579	55,559,766	54,734,301
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net loss	$(91,324)	$(81,747)	$(256,148)	$(268,327)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	2,974	(4,581)	6,639	(13,885)
Comprehensive loss	$(88,350)	$(86,328)	$(249,509)	$(282,212)
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2022	71,256,118	$71	$2,386,325	$(12,535)	$(470,561)	(16,216,411)	$(802,486)	$1,100,814
Unrealized gain on available-for-sale securities	—	—	—	4,124	—	—	—	4,124
Common stock issued under stock incentive plan and ESPP	501,660	1	2,466	—	—	—	—	2,467
Stock-based compensation expense	—	—	10,139	—	—	—	—	10,139
Net loss	—	—	—	—	(81,018)	—	—	(81,018)
Balance at March 31, 2023	71,757,778	$72	$2,398,930	$(8,411)	$(551,579)	(16,216,411)	$(802,486)	$1,036,526
Unrealized loss on available-for-sale securities	—	—	—	(459)	—	—	—	(459)
Common stock issued under stock incentive plan and ESPP	193,408	—	238	—	—	—	—	238
Stock-based compensation expense	—	—	11,737	—	—	—	—	11,737
Net loss	—	—	—	—	(83,806)	—	—	(83,806)
Balance at June 30, 2023	71,951,186	$72	$2,410,905	$(8,870)	$(635,385)	(16,216,411)	$(802,486)	$964,236
Unrealized gain on available-for-sale securities	—	—	—	2,974	—	—	—	2,974
Common stock issued under stock incentive plan and ESPP	149,198	—	1,881	—	—	—	—	1,881
Stock-based compensation expense	—	—	9,076	—	—	—	—	9,076
Net loss	—	—	—	—	(91,324)	—	—	(91,324)
Balance at September 30, 2023	72,100,384	72	2,421,862	(5,896)	(726,709)	(16,216,411)	(802,486)	886,843

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2021	70,550,631	$71	$2,334,348	$(1,198)	$(238,760)	(16,216,411)	$(802,486)	$1,291,975
Unrealized loss on available-for-sale securities	—	—	—	(6,547)	—	—	—	(6,547)
Common stock issued under stock incentive plan and ESPP	442,646	—	1,289	—	—	—	—	1,289
Stock-based compensation expense	—	—	15,510	—	—	—	—	15,510
Net loss	—	—	—	—	(94,774)	—	—	(94,774)
Balance at March 31, 2022	70,993,277	$71	$2,351,147	$(7,745)	$(333,534)	(16,216,411)	$(802,486)	$1,207,453
Unrealized loss on available-for-sale securities	—	—	—	(2,757)	—	—	—	(2,757)
Common stock issued under stock incentive plan and ESPP	38,515	—	15	—	—	—		15
Stock-based compensation expense	—	—	11,165	—	—	—	—	11,165
Net loss	—	—	—	—	(91,806)	—	—	(91,806)
Balance at June 30, 2022	71,031,792	$71	$2,362,327	$(10,502)	$(425,340)	(16,216,411)	$(802,486)	$1,124,070
Unrealized loss on available-for-sale securities	—	—	—	(4,581)	—	—	—	(4,581)
Common stock issued under stock incentive plan and ESPP	78,650	—	1,272	—	—	—	—	1,272
Stock-based compensation expense	—	—	11,156	—	—	—	—	11,156
Net loss	—	—	—	—	(81,747)		—	(81,747)
Balance at September 30, 2022	71,110,442	$71	$2,374,755	$(15,083)	$(507,087)	(16,216,411)	$(802,486)	$1,050,170
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2023	2022
Operating activities
Net loss	$(256,148)	$(268,327)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	5,220	6,750
Stock-based compensation expense	30,952	37,831
Net (accretion of discount) amortization of premium on marketable securities	(4,658)	721
Loss on disposal of property and equipment	278	29
Non-cash operating lease expense	7,967	7,432
Expense associated with license agreement	17,500	—
Realized gain on investments	(28)	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,030	(1,818)
Inventory	(8,782)	(5,176)
Other receivables	—	604
Prepaid expenses and other current and non-current assets	440	(7,655)
Accounts payable	(5,201)	(4,628)
Accrued expenses and other current liabilities	140	(2,211)
Operating lease liabilities	(10,161)	(7,646)
Other non-current liabilities	(2,123)	779
Net cash used in operating activities	(223,574)	(243,315)
Investing activities
Purchases of marketable securities	(327,490)	(782,218)
Proceeds from maturities and sales of marketable securities	488,492	947,296
Payments associated with license agreement	(17,500)	—
Purchases of property and equipment	(765)	(4,768)
Proceeds from sale of equipment	1,325	—
Net cash provided by investing activities	144,062	160,310
Financing activities
Payments on financing lease obligations	—	(248)
Net proceeds from stock option exercises and employee stock purchase plan	4,586	2,576
Net cash provided by financing activities	4,586	2,328
Net change in cash and cash equivalents	(74,926)	(80,677)
Cash and cash equivalents at beginning of the period	139,259	203,126
Cash and cash equivalents at end of the period	$64,333	$122,449

Supplemental disclosure of non-cash investing and financing transactions
Additions to property and equipment in accounts payable and accrued expenses	$14	$21
Net cash taxes paid	$1,586	$1,940

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

In addition to the aforementioned development programs, we continue to invest in our late-stage research program focused on advancing a phenylalanine hydroxylase, or PAH, stabilizer for the treatment of phenylketonuria, or PKU. Also, in July 2023 we entered into a license agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, for the development and commercialization of products containing or comprised of an siRNA development candidate discovered by Alnylam and targeting the transmembrane serine protease 6, or TMPRSS6, gene, and we intend to pursue development of a licensed product for the potential treatment of patients with polycythemia vera, or PV, a rare blood disorder. See below for more information on the license agreement with Alnylam.

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

Sale of our Oncology Business to Servier
On March 31, 2021, we completed the sale of our oncology business to Servier Pharmaceuticals, LLC, or Servier, which represented a discontinued operation. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200.0 million in cash, if, prior to January 1, 2027, vorasidenib is granted new drug application approval from the FDA with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity. Servier also acquired our co-commercialization rights for Bristol Myers Squibb’s

IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene Corporation, Servier is responsible for conducting certain clinical development activities within the IDHIFA® development program.
We recorded income from royalties of approximately $4.4 million and $9.9 million on U.S. net sales of TIBSOVO® by Servier in the royalty income from gain on sale of oncology business line item within the condensed consolidated statements of operations, for the three and nine months ended September 30, 2022, respectively.
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
Alnylam License Agreement
On July 28, 2023, Agios and Alnylam Pharmaceuticals, Inc., or Alnylam, entered into a license agreement under which Agios acquired the rights to develop and commercialize Alnylam’s novel preclinical siRNA targeting TMPRSS6, as a potential disease-modifying treatment for patients with PV. Because the acquired assets do not meet the definition of a business in accordance with ASC 805, Business Combinations, Agios will account for the agreement as an asset acquisition.
In accordance with the agreement, in the three months ended September 30, 2023, Agios made an up-front payment to Alnylam and recognized in-process research and development of $17.5 million which was recorded in research and development expense within our Consolidated Statements of Operations and classified as investing activities within our Consolidated Statements of Cash Flows. Agios will also pay Alnylam for certain expenses associated with the development of TMPRSS6 and these will be recorded in our Consolidated Statements of Operations as incurred. Additionally, Agios is responsible to pay up to $130.0 million in potential development and regulatory milestones, in addition to sales milestones as well as tiered royalties on annual net sales, if any, of licensed products, which may be subject to specified reductions and offsets.
Basis of Presentation
The condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations, comprehensive loss and stockholders' equity for the three and nine months ended September 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of September 30, 2023, our results of operations and stockholders' equity for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and nine-month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The condensed consolidated balance sheet data as of December 31, 2022 was derived from our audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the Securities and Exchange Commission, or SEC, on February 23, 2023.
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
Liquidity
As of September 30, 2023, we had cash, cash equivalents and marketable securities of $872.4 million. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities will be sufficient to fund current operations for at least the next twelve months from the issuance date of these financial statements.
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
The following table summarizes our cash equivalents and marketable securities measured at fair value and by level on a recurring basis as of September 30, 2023:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$5,187	$—	$—	$5,187
Total cash equivalents	5,187	—	—	5,187

Marketable securities:
U.S. Treasuries	—	32,973	—	32,973
Government securities	—	363,542	—	363,542
Corporate debt securities	—	411,542	—	411,542
Total marketable securities	—	808,057	—	808,057
Total cash equivalents and marketable securities	$5,187	$808,057	$—	$813,244
Cash equivalents and marketable securities have been initially valued at the transaction price and are subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2023.
There have been no changes to the valuation methods during the nine months ended September 30, 2023, and we had no financial assets or liabilities that were classified as Level 3 at any point during the nine months ended September 30, 2023.
4. Marketable Securities
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and are recorded at fair value. Unrealized gains and losses are included as a component of accumulated other comprehensive loss in the condensed consolidated balance sheets and statements of stockholders’ equity and a component of total comprehensive loss in the condensed consolidated statements of comprehensive loss, until realized. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the condensed consolidated balance sheets with a corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive income, net of taxes. Realized gains and losses are included in investment income on a specific-identification basis. There were no material realized gains or losses on marketable securities for the three and nine months ended September 30, 2023 or 2022.
Marketable securities at September 30, 2023 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$33,214	$—	$(241)	$32,973
Government securities	293,501	—	(2,136)	291,365
Corporate debt securities	260,658	—	(1,841)	258,817
Total Current	587,373	—	(4,218)	583,155

Non-current:
U.S. Treasuries	—	—	—	—
Government securities	72,630	—	(453)	72,177
Corporate debt securities	153,950	—	(1,225)	152,725
Total Non-current	226,580	—	(1,678)	224,902
Total marketable securities	$813,953	$—	$(5,896)	$808,057
Marketable securities at December 31, 2022 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$68,175	$3	$(811)	$67,367
Government securities	220,901	8	(5,289)	215,620
Corporate debt securities	363,263	1	(2,391)	360,873
Total Current	652,339	12	(8,491)	643,860

Non-current:
U.S. Treasuries	17,418	4	(193)	17,229
Government securities	117,475	7	(1,659)	115,823
Corporate debt securities	183,037	76	(2,291)	180,822
Total Non-current	317,930	87	(4,143)	313,874
Total marketable securities	$970,269	$99	$(12,634)	$957,734
As of September 30, 2023 and December 31, 2022, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale.
As of September 30, 2023 and December 31, 2022, we held 233 and 259 debt securities, respectively, that were in an unrealized loss position for less than one year. We did not record an allowance for credit losses as of September 30, 2023 and December 31, 2022 related to these securities. The aggregate fair value of debt securities in an unrealized loss position at September 30, 2023 and December 31, 2022 was $808.1 million and $868.2 million, respectively. There were no individual securities that were in a significant unrealized loss position as of September 30, 2023 and December 31, 2022. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We do not consider these marketable securities to be impaired as of September 30, 2023 and December 31, 2022.

5. Inventory
Inventory, which consists of commercial supply of PYRUKYND®, consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Raw materials	$470	$—
Work-in-process	15,743	7,550
Finished goods	1,061	942
Total inventory	$17,274	$8,492
6. Leases
Our building leases are comprised of office and laboratory space under non-cancelable operating leases. These lease agreements have remaining lease terms of approximately four years and contain various clauses for renewal at our option. The renewal options were not included in the calculation of the operating lease assets and the operating lease liabilities as the renewal options are not reasonably certain of being exercised. The lease agreements do not contain residual value guarantees.
The components of lease expense and other information related to leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Operating lease costs	$3,807	$3,807	$11,420	$11,420
Cash paid for amounts included in the measurement of operating lease liabilities	$4,550	$4,420	$13,614	$12,610
We have not entered into any material short-term leases or financing leases as of September 30, 2023.
In arriving at the operating lease liabilities as of September 30, 2023 and December 31, 2022, we applied the weighted-average incremental borrowing rate of 5.7% for both periods over a weighted-average remaining lease term of 4.4 and 5.2 years, respectively.
As of September 30, 2023, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter were as follows:

(In thousands)
Remaining 2023	$3,037
2024	18,660
2025	19,507
2026	20,151
2027	20,755
2028	3,479
Thereafter	—
Undiscounted minimum rental commitments	$85,589
Interest	(10,091)
Operating lease liabilities	$75,498
We provided our landlord a security deposit of $2.9 million as security for our leases, which is included within other non-current assets on our condensed consolidated balance sheet.
In August 2021, we entered into a long-term sublease agreement for 13,000 square feet of the office space at 38 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through December 2024. In April 2022, we entered into a long-term sublease agreement for 27,000 square feet of the office space at 64 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through April 2025. In May 2023, we entered into a long-term sublease agreement for 7,407 square feet of office space on the first floor of 64 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through April 2025. We recorded operating sublease income of $1.7 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively, and $4.5 million and $2.7 million for the nine months ended September 30, 2023 and 2022, respectively, in other income, net in the condensed consolidated statements of operations. We received security deposits from our sublessees of approximately $1.2 million which is recorded within other non-current assets on our condensed consolidated balance sheet.

As of September 30, 2023, the future minimum lease payments to be received under the long-term sublease agreements were as follows:

(In thousands)
Remaining 2023	$1,247
2024	5,078
2025	1,310
Total	$7,635
7. Accrued Expenses
Accrued expenses consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Accrued compensation	$14,022	$18,105
Accrued research and development costs	12,528	8,425
Accrued professional fees	1,369	2,435
Accrued other	2,571	1,385
Total accrued expenses	$30,490	$30,350
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
Product revenue, net, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Product revenue, net	$7,399	$3,516	$19,720	$7,430
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
The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2023:

(In thousands)	Contractual Adjustments	Government Rebates	Returns/ Replacement	Total
Balance at December 31, 2022	$65	$573	$133	$771
Current provisions relating to sales in the current year	919	1,631	2,147	4,697
Adjustments relating to prior years	—	(7)	—	(7)
Payments/returns relating to sales in the current year	(793)	(495)	(1,958)	(3,246)
Payments/returns relating to sales in the prior years	(49)	(306)	(48)	(403)
Balance at September 30, 2023	$142	$1,396	$274	$1,812
Total revenue-related reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In thousands)	September 30, 2023	December 31, 2022
Reduction of accounts receivable	$137	$60
Component of accrued expenses	1,675	711
Total revenue-related reserves	$1,812	$771
The following table presents changes in our contract assets during the nine months ended September 30, 2023:

(In thousands)	December 31, 2022	Additions	Deductions	September 30, 2023
Contract assets(1)
Accounts receivable, net	$2,206	$24,411	$(25,441)	$1,176
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
As of September 30, 2023, the maximum number of shares reserved under the 2007 Plan, the 2013 Plan, the 2023 Plan and the inducement grants described above was 12,065,656, and we had 4,762,423 shares available for future issuance under the 2023 Plan.
Stock options
The following table presents stock option activity for the nine months ended September 30, 2023:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2022	5,772,564	$48.81
Granted	870,924	25.88
Exercised	(188,591)	11.52
Forfeited/Expired	(912,479)	55.49
Outstanding at September 30, 2023	5,542,418	$45.37
Exercisable at September 30, 2023	3,485,110	$54.14
Vested and expected to vest at September 30, 2023	5,542,418	$45.37
At September 30, 2023, there was approximately $31.9 million of total unrecognized compensation expense related to unvested stock option awards, which we expect to recognize over a weighted-average period of approximately 2.55 years.
Restricted stock units
The following table presents RSU activity for the nine months ended September 30, 2023:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2022	1,117,921	$38.30
Granted	899,072	25.97
Vested	(450,586)	41.42
Forfeited	(210,420)	33.46
Unvested shares at September 30, 2023	1,355,987	$29.84
As of September 30, 2023, there was approximately $27.5 million of total unrecognized compensation expense related to RSUs, which we expect to recognize over a weighted-average period of approximately 1.87 years.
Performance-based stock units
The following table presents PSU activity for the nine months ended September 30, 2023:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2022	430,243	$35.87
Granted	125,897	25.23
Vested	(92,257)	30.18
Forfeited	(101,750)	46.39
Unvested shares at September 30, 2023	362,133	$30.66
Stock-based compensation expense associated with these PSUs is recognized if the underlying performance condition is considered probable of achievement using our management’s best estimates.
As of September 30, 2023, there was no unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered probable of achievement, and $11.1 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered not probable of achievement.

Market-based stock units
The following table presents market-based stock unit, or MSU, activity for the nine months ended September 30, 2023:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2022	42,695	$41.50
Granted	—	—
Unvested shares at September 30, 2023	42,695	$41.50
The fair value of MSUs are estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the market condition. As of September 30, 2023, there was no remaining unrecognized compensation expense related to MSUs.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. We issued and sold 112,832 and 104,867 shares of common stock during the nine months ended September 30, 2023 and 2022, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 2,363,636 shares of our common stock. As of September 30, 2023, we had 1,686,039 shares of common stock available for future issuance under the 2013 ESPP.
Stock-based compensation expense
Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Stock options	$4,171	$5,864	$13,065	$17,720
Restricted stock units	4,735	5,115	14,436	16,512
Performance-based stock units	—	—	2,784	2,919
Employee stock purchase plan	170	177	667	680
Total stock-based compensation expense	$9,076	$11,156	$30,952	$37,831
Expenses related to stock options and stock-based awards were allocated as follows in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Research and development expense	$3,635	$4,628	$12,530	$16,207
Selling, general and administrative expense	5,441	6,528	18,422	21,624
Total stock-based compensation expense	$9,076	$11,156	$30,952	$37,831
10. Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net loss per share calculation, stock options, RSUs, PSUs and MSUs for which the performance and market vesting conditions, respectively, have been deemed probable, and 2013 ESPP shares are considered to be common stock equivalents, while PSUs and MSUs with performance and market vesting conditions, respectively, that were not deemed probable as of September 30, 2023 are not considered to be common stock equivalents.
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
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2023	2022
Stock options	5,542,418	5,909,087
Restricted stock units	1,355,987	1,264,377
Employee stock purchase plan shares	11,383	10,503
Total common stock equivalents	6,909,788	7,183,967

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Information
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022, and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management, and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, selling, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” “vision” “will,” “would,” and similar expressions are intended to identify these forward-looking statements, although not all forward-looking statements contain these identifying words. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2022. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.
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
Sale of our Oncology Business to Servier
On March 31, 2021, we completed the sale of our oncology business to Servier Pharmaceuticals, LLC, or Servier, which represented a discontinued operation. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200.0 million in cash, if, prior to January 1, 2027, vorasidenib is granted new drug application approval from the FDA with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity. Servier also acquired our co-commercialization rights for Bristol Myers Squibb’s IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene Corporation, or Celgene, Servier is responsible for conducting certain clinical development activities within the IDHIFA® development program.
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
Alnylam License Agreement
On July 28, 2023, Agios and Alnylam Pharmaceuticals, Inc., or Alnylam, entered into a license agreement under which Agios acquired the rights to develop and commercialize Alnylam’s novel preclinical siRNA targeting TMPRSS6, as a potential disease-modifying treatment for patients with PV. Because the acquired assets do not meet the definition of a business in accordance with ASC 805, Business Combinations, Agios will account for the agreement as an asset acquisition.
In accordance with the agreement, in the three months ended September 30, 2023, Agios made an up-front payment to Alnylam and recognized in-process research and development of $17.5 million which was recorded in research and development expense within our Consolidated Statements of Operations and classified as investing activities within our Consolidated Statements of Cash Flows. Agios will also pay Alnylam for certain expenses associated with the development of TMPRSS6 and these will be recorded in our Consolidated Statements of Operations as incurred. Additionally, Agios is responsible to pay up to $130.0 million in potential development and regulatory milestones, in addition to sales milestones as well as tiered royalties on annual net sales, if any, of licensed products, which may be subject to specified reductions and offsets.

Financial Operations Overview
Impact of COVID-19 on our Business
As of September 30, 2023, we have not experienced a significant financial or supply chain impact directly related to the recent COVID-19 pandemic, but have experienced some disruptions to clinical operations and certain clinical and research activities at our contract research organizations, or CROs. Although the public health emergency declaration related to COVID-19 ended on May 11, 2023, the extent of the effect of any future pandemics or public health emergencies on our operational and financial performance will depend in large part on future developments, which cannot be predicted and are out of our control.
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

Additionally, since inception, we have historically incurred operating losses. Our net loss for the nine months ended September 30, 2023 and 2022 were $256.1 million and $268.3 million, respectively. As of September 30, 2023, we had an accumulated deficit of $726.7 million. We expect to incur significant expenses and net losses until such time we are able to report profitable results. Our net losses may fluctuate significantly from year to year. We expect that we will continue to incur significant expenses as we continue to advance and expand clinical development activities for our lead programs: PYRUKYND®, and

AG-946; continue to prioritize advancement of our PAH stabilizer; initiate development of a licensed siRNA development candidate pursuant to our license agreement with Alnylam; expand and protect our intellectual property portfolio, including by in-licensing or acquiring assets for pipeline growth; and hire additional commercial and development personnel.

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

Cost of Sales
Cost of sales consists primarily of manufacturing costs for sales of PYRUKYND®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of PYRUKYND® recorded during the three and nine months ended September 30, 2023 and 2022 were expensed prior to February 17, 2022, and, therefore, are not included in costs of sales during the three and nine months ended September 30, 2023 and 2022.

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

We have built our commercial infrastructure to support the commercial launch of PYRUKYND® in adult PK deficiency in the United States. In connection with our regulatory approvals in the EU and Great Britain, we are currently providing access to PYRUKYND® free of charge for eligible patients in those jurisdictions through a global managed access program. We may provide access to PYRUKYND® for adult patients with PK deficiency in other jurisdictions upon request through the global managed access program, on either a free of charge or for charge basis. Beyond the global managed access program, we continue to evaluate options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities.
We are evaluating PYRUKYND® in the following clinical trials:
•ENERGIZE, a phase 3, double-blind, randomized, placebo-controlled multicenter study evaluating the efficacy and safety of PYRUKYND® as a potential treatment for adults with non-transfusion-dependent α- or β-thalassemia, defined as ≤5 red blood cell, or RBC, units during the 24-week period before randomization and no RBC transfusions ≤8 weeks before providing informed consent or during the screening period. The primary endpoint of the trial is percentage of patients with hemoglobin response, defined as a ≥1.0 g/dL increase in average hemoglobin concentration from Week 12 through Week 24 compared with baseline. Secondary endpoints include markers of hemolysis and ineffective erythropoiesis, as well as patient-reported outcome measures. This trial has completed enrollment and we expect to announce topline data from this trial in the first half of 2024.
•ENERGIZE-T, a phase 3, double-blind, randomized, placebo-controlled multicenter study evaluating the efficacy and safety of PYRUKYND® as a potential treatment for adults with transfusion-dependent α- or β-thalassemia, defined as 6 to 20 RBC units transfused and ≤6-week transfusion-free period during the 24-week period before randomization. The primary endpoint of the trial is percentage of patients with transfusion reduction response, defined as a ≥50% reduction in transfused RBC units with a reduction of ≥2 units of transfused RBCs in any consecutive 12-week period through Week 48 compared with baseline. Secondary endpoints include additional transfusion reduction measures and percentage of participants with transfusion-independence. This trial has completed enrollment and we expect to announce topline data from this trial in the second half of 2024.
•RISE UP, a phase 2/3 study evaluating the efficacy and safety of PYRUKYND® in SCD patients who are 16 years of age or older, have had between two and 10 sickle cell pain crises in the past 12 months, and have hemoglobin within the range of 5.5 to 10.5 g/dL during screening. In June 2023, we announced the phase 2 portion of this trial had achieved its primary endpoint of hemoglobin response in patients in both 50 mg and 100 mg twice daily mitapivat arms. 46.2% of patients (n=12) in the 50 mg twice daily mitapivat arm and 50.0% of patients (n=13) in the 100 mg twice daily mitapivat arm achieved a hemoglobin response, compared to 3.7% of patients (n=1) in the placebo arm (2-sided p=0.0003 and 0.0001, respectively). The safety profile for mitapivat observed in the phase 2 portion of the study was generally consistent with previously reported data in other studies of sickle cell disease and other hemolytic anemias, and there were no adverse events leading to discontinuation in either the mitapivat or the placebo arms. In October 2023, we enrolled the first patient in the phase 3 portion of this trial. The phase 3 portion includes a 52-week randomized, placebo-controlled period in which participants will be randomized in a 2:1 ratio to receive the recommended (100 mg twice daily) PYRUKYND® dose level or placebo. The primary endpoints are hemoglobin response, defined as ≥1 g/dL increase in average hemoglobin from baseline to Week 52, and annualized rate of sickle cell pain crises. Participants who complete either the phase 2 or phase 3 portion will have the option to move into a 216-week open-label extension period to continue to receive PYRUKYND®.

•ACTIVATE-kids and ACTIVATE-kidsT, double-blind phase 3 studies evaluating the efficacy and safety of PYRUKYND® as a potential treatment for PK deficiency in not regularly transfused and regularly transfused patients between one and 18 years old, respectively. The primary endpoint of ACTIVATE-kids is percentage of patients with hemoglobin response, defined as ≥1.5 g/dL increase in hemoglobin concentration from baseline that is sustained at two or more scheduled assessments at weeks 12, 16, and 20 during the double-blind period. The primary endpoint of ACTIVATE-kidsT is transfusion reduction response, defined as ≥33% reduction in total RBC transfusion volume from week 9 through week 32 of the double-blind period. ACTIVATE-kidsT has completed enrollment. ACTIVATE-kids is currently enrolling patients and we have enrolled more than half of the patients in this trial.
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
•In collaboration with the Company, UMC Utrecht is evaluating PYRUKYND® in patients with SCD pursuant to an investigator sponsored trial agreement. The trial has completed enrollment and patient follow-up is ongoing, and a 2-year extension study has been initiated for patients who complete the follow-up period.
AG-946: Novel PK Activator
We are developing AG-946, a novel PK activator, for the potential treatment of LR MDS and hemolytic anemias. We are evaluating AG-946 in a phase 1 trial of AG-946 in healthy volunteers and in patients with SCD. We have presented data from the healthy volunteer cohorts, and we have initiated the SCD patient cohort of this trial. We initiated a phase 2a study of AG-946 in adults with LR MDS in the third quarter of 2022, and the trial has completed enrollment. We expect to report the topline results of this trial by the end of 2023.
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
Critical Accounting Estimates
Our critical accounting estimates are those which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We have determined that our most critical accounting estimates are those relating to revenue recognition, accrued research and development expenses and stock-based compensation. As of September 30, 2023, there have been no material changes to our existing critical accounting estimates discussed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations
Comparison of the three and nine months ended September 30, 2023 and 2022
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Revenues:
Product revenue, net	$7,399	$3,516	$19,720	$7,430
Milestone revenue	—	—	—	2,500
Total revenue	$7,399	$3,516	$19,720	$9,930
Total Revenue - Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022 – The increase in total revenue of $3.9 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was due to increased product revenue associated with PYRUKYND®, which was approved by the FDA in February 2022.

Total Revenue - Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022 – The increase in total revenue of $9.8 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was due to increased product revenue associated with PYRUKYND®, which was approved by the FDA in February 2022, partially offset by revenue recognized in the nine months ended September 30, 2022 associated with the licensing of intellectual property for our Friedreich's Ataxia preclinical program.
Total Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Operating expenses:
Cost of sales	$633	$517	$2,295	$1,291
Research and development	81,841	64,966	218,037	209,612
Selling, general and administrative	25,822	29,123	84,598	88,902
Total operating expenses	$108,296	$94,606	$304,930	$299,805
Total Operating Expenses - Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022 – The increase in total operating expenses of $13.7 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to a increase in research and development expenses of $16.9 million which is described below under Research and Development Expenses, partially offset by a decrease in selling, general and administrative expenses of $3.3 million, driven by a decrease in stock-based compensation expense and external professional fees.
Total Operating Expenses - Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022 – The increase in total operating expenses of $5.1 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to a increase in research and development expenses of $8.4 million which is described below under Research and Development Expenses, partially offset by a decrease of $4.3 million in selling, general and administrative expenses driven by a decrease in stock-based compensation expense.

Research and Development Expenses
Our research and development expenses, by major program, are outlined in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
PK activator (PYRUKYND®)	$24,000	$20,906	$71,491	$57,036
Novel PK activator (AG-946)	4,220	2,943	11,817	11,517
In-process research and development	17,500	—	17,500	—
Other research and platform programs	1,250	4,945	6,775	20,669
Total direct research and development expenses	46,970	28,794	107,583	89,222
Compensation and related expenses	25,529	25,959	81,483	86,481
Facilities and IT related expenses & other	9,342	10,213	28,971	32,392
Other expenses - transition services	—	—	—	1,517
Total indirect research and development expenses	34,871	36,172	110,454	120,390
Total research and development expense	$81,841	$64,966	$218,037	$209,612

Total Research and Development Expenses - Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022 – The increase in total research and development expenses of $16.9 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to an $18.2 million increase in our direct expenses. The increase in direct expenses was primarily due to in-process research and development as a result of the $17.5 million up-front payment associated with the agreement with Alnylam discussed above under Overview and an increase in PYRUKYND® costs due to increased process development and medical affairs expenses. The increase in direct expenses was partially offset by a decrease in expenses related to our other research and platform programs as a result of our decision to evolve our approach to exploratory research and drug discovery to focus on our existing late-lead optimization programs.

Total Research and Development Expenses - Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022 – The increase in total research and development expenses of $8.4 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was due to an $18.4 million increase in our direct expenses, partially offset by a $9.9 million decrease in our indirect expenses. The increase in direct expenses was primarily due to in-process research and development as a result of the $17.5 million up-front payment associated with the agreement with Alnylam discussed above under Overview and an increase in PYRUKYND® costs due to increased costs for the phase 3 trials of PYRUKYND® in patients with thalassemia, ENERGIZE and ENERGIZE-T, and increased process development and medical affairs expenses, partially offset by a decrease in expenses related to our other research and platform programs as a result of our decision to evolve our approach to exploratory research and drug discovery to focus on our existing late-lead optimization programs. The decrease in indirect expenses was due to a $5.0 million decrease in compensation and related expenses as a result of lower stock-based compensation expense and reduced headcount related to the evolution of our research organization, a $3.4 million decrease in facilities and IT related expenses & other due to a reduction in facility expenses associated with the evolution of our research organization, and the $1.5 million of reimbursable transition related services we provided to Servier in the nine months ended September 30, 2022 related to the sale of the oncology business for discovery, clinical development, technical operations, and related activities, which were completed during the three months ended March 31, 2022.
Other Income and Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Royalty income from gain on sale of oncology business	$—	$4,443	$—	$9,851
Interest income, net	8,375	3,818	24,720	6,305
Other income, net	1,198	1,082	4,342	5,392
Other Income and Expense - Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022 – The increase in interest income, net was primarily attributable to an increase in interest rates. The decrease in royalty income from gain on sale of oncology business was due to the sale to Sagard in the fourth quarter of 2022 of our rights to future contingent payments associated with royalties on U.S. net sales of TIBSOVO®. Other income, net in the three months ended September 30, 2023 was relatively consistent with the three months ended September 30, 2022.

Other Income and Expense - Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022 – The increase in interest income, net was primarily attributable to an increase in interest rates. The decrease in royalty income from gain on sale of oncology business was due to the sale to Sagard in the fourth quarter of 2022 of our rights to future contingent payments associated with royalties on U.S. net sales of TIBSOVO®. The decrease in other income, net primarily relates to approximately $2.6 million of reimbursable transition related services and fees for the sale of the oncology business for the nine months ended September 30, 2022, partially offset by $1.8 million of additional sublease income recognized in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Net Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net loss	$(91,324)	$(81,747)	$(256,148)	$(268,327)
Net Loss - Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022 – The increase in net loss for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily driven by the $17.5 million up-front payment associated with the agreement with Alnylam discussed above under Overview and the decrease in royalty income from gain on sale of oncology business discussed above under Other Income and Expense, partially offset by the increase in interest income, net discussed above under Other Income and Expense and the increase in revenue discussed above under Revenues.

Net Loss - Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022 – The decrease in net loss for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily driven by the increase in interest income, net discussed above under Other Income and Expense and the increase in revenue discussed above under Revenues, partially offset by the increase in research and development expenses discussed above under Research and Development Expenses, which includes the $17.5 million up-front payment associated with the agreement with Alnylam discussed above under Overview, and the decrease in royalty income from gain on sale of oncology business discussed above under Other Income and Expense.
Liquidity and Capital Resources
Sources of liquidity
Since our inception, and through March 31, 2021, we financed our operations primarily through proceeds from the sale of our royalty rights, commercial sales of TIBSOVO®, funding received from our collaboration agreements, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings. Following the sale of our oncology business to Servier on March 31, 2021, we have financed and expect to continue to finance our operations primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO® prior to the sale of these contingent payments to Sagard, proceeds from the sale of contingent payments to Sagard, a potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA, the actual and potential future sales of PYRUKYND® and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings.

On March 31, 2021, we completed the sale of our oncology business to Servier. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200.0 million in cash, if, prior to January 1, 2027, vorasidenib is granted NDA approval from the FDA with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity. The milestone payment for approval of vorasidenib and royalty payments related to vorasidenib and TIBSOVO® represent contingent consideration. Servier also acquired our co-commercialization rights for Bristol Myers Squibb's IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene, and following the sale Servier is responsible for conducting certain clinical development activities within the IDHIFA® development program. As discussed above in Note 1, Overview and Basis of Presentation, in October 2022, we sold our rights to the royalty on U.S. net sales of TIBSOVO® to Sagard for $131.8 million. We retained our rights to the potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA.
Our cash, cash equivalents and marketable securities balance was $872.4 million at September 30, 2023. The $200.0 million milestone payment and royalty payments discussed above are our only committed potential external source of funds. Whether the regulatory approval milestone for vorasidenib will be achieved is subject to various risks and uncertainties, which are outside our control. Furthermore, we cannot predict what success, if any, Servier may have in the United States with respect to sales of vorasidenib, if approved, and consequently we cannot estimate the amount of royalty payments that we can expect to receive from Servier prior to the loss of exclusivity of vorasidenib.
Cash flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Net cash used in operating activities	$(223,574)	$(243,315)
Net cash provided by investing activities	144,062	160,310
Net cash provided by financing activities	4,586	2,328
Net change in cash and cash equivalents	$(74,926)	$(80,677)
Net cash used in operating activities. Cash used in operating activities of $223.6 million during the nine months ended September 30, 2023 was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received from interest income of $23.6 million and product revenues of $22.9 million.
Cash used in operating activities of $243.3 million during the nine months ended September 30, 2022 was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received from revenues of $8.8 million and royalties on U.S. net sales of TIBSOVO® of $8.6 million.
Net cash provided by investing activities. Cash provided by investing activities of $144.1 million during the nine months ended September 30, 2023 was primarily due to higher proceeds from maturities and sales of marketable securities than purchases of marketable securities, partially offset by the $17.5 million up-front payment associated with the Alnylam agreement discussed above under Overview.
Cash provided by investing activities of $160.3 million during the nine months ended September 30, 2022 was primarily due to higher proceeds from maturities and sales of marketable securities than purchases of marketable securities.
Net cash provided by financing activities. Cash provided by financing activities of $4.6 million during the nine months ended September 30, 2023, was the result of net proceeds received from stock option exercises and purchases made pursuant to our 2013 Employee Stock Purchase Plan, or 2013 ESPP.

Cash provided by financing activities of $2.3 million during the nine months ended September 30, 2022 was primarily the result of $2.6 million of proceeds received from stock option exercises and purchases made pursuant to our 2013 ESPP.
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
We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2023, together with anticipated product revenue, interest income and the potential vorasidenib milestone will enable us to fund our operating expenses and capital expenditures through several value-creating milestones and at least into 2026. This guidance does not include cash inflows from potential royalties from vorasidenib, commercializing mitapivat outside of the U.S. through one or more partnerships, or other potential strategic business or financial agreements. Our future capital requirements will depend on many factors, including:
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs primarily through cash on hand, the potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA, the actual and potential sales of PYRUKYND® and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We do not have any committed external source of funds other than the potential milestone and royalty payments that we are eligible to receive with respect to vorasidenib under our purchase agreement with Servier. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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
Contractual Obligations
In July 2023, Agios entered into a license agreement with Alnylam as discussed above under Overview. Under the license agreement, Agios may be required to pay up to $130.0 million in potential development and regulatory milestones, in addition to sales milestones as well as tiered royalties on annual net sales, if any, of licensed products, which may be subject to specified reductions and offsets.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of September 30, 2023 and December 31, 2022, we had cash, cash equivalents and marketable securities of $872.4 million and $1.1 billion, respectively. Our marketable securities consist primarily of investments in U.S. Treasuries, government securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point change in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs located in Asia and Europe that are denominated in foreign currencies, and we are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2023 and December 31, 2022, liabilities denominated in foreign currencies were immaterial.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 17 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.
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
Public health emergencies or pandemics could adversely affect our business, financial condition, results of operations, and prospects. We may face delays, disruptions or shortages as a result of such pandemics that may affect our ability to initiate and complete preclinical studies and clinical trials or impact our commercialization efforts. We experienced disruptions to certain clinical and research activities at our contract research organizations, or CROs, due to the recent COVID-19 pandemic, and any future pandemic or public health emergency could result in site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis being paused or delayed due to changes in hospital or university policies, federal, state or local regulations, diversion of hospital resources or other reasons related to a public health emergency. If a pandemic or public health emergency arises in the future, we may face difficulties recruiting or retaining patients in our ongoing clinical trials, and patients enrolled in our clinical trials may be unable or unwilling to visit clinical trial sites which may impact the collection of important clinical trial data and may necessitate remote data verification. In addition, limitations on the ability to visit sites may affect, our enrollment timelines for our clinical trials, and may adversely affect the timing of completion of our clinical trials or our ability to complete clinical trials in a fully compliant manner. Additionally, the potential suspension of clinical trial activity at clinical trial sites or reduced availability of CRO personnel may have an adverse impact on our clinical trial plans and timelines.

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
In December 2022, with the passage of the Food and Drug Omnibus Reform Act, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other "pivotal study" of a new drug product. These plans are meant to encourage enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. If we are not able to adhere to these new requirements, our ability to conduct clinical trials may be delayed or halted.
In addition, some of our competitors may have ongoing or planned clinical trials for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For example, Vertex Pharmaceuticals Incorporated, or Vertex, with CRISPR Therapeutics, or CRISPR, is developing gene therapies targeting SCD (for which they have a Prescription Drug User Fee Act goal date of December 8, 2023 for their Biologics License Application) and transfusion dependent beta thalassemia (for which they have a Prescription Drug User Fee Act goal date of March 30, 2024 for their Biologics License Application); bluebird bio, Inc., or bluebird, is developing gene therapies targeting SCD (for which they have a Prescription Drug User Fee Act goal date of December 20, 2023 for their Biologics License Application) and transfusion dependent beta thalassemia; Novo Nordisk is developing molecules for the treatment of alpha and beta thalassemia, SCD and LR MDS; Pfizer is developing molecules for the treatment of SCD; Fulcrum Therapeutics Inc., or Fulcrum, is developing a treatment for SCD; Silence Therapeutics, or Silence, is developing a treatment for alpha and beta non-transfusion dependent thalassemia; Merck & Co., Inc, or Merck, with Bristol-Myers Squibb Company, or BMS, are developing a treatment for alpha thalassemia and LR MDS patients that are ESA naïve and non-transfusion dependent; Geron Corporation, or Geron, is developing imetelstat for the treatment of LR MDS (for which they have a Prescription Drug User Fee Act goal date of June 16, 2024 for their New Drug Application); Roivant Sciences, or Roviant, is developing a treatment (licensed from Eisai Co., Ltd.) for transfusion-dependent anemia in patients with LR MDS; Keros Therapeutics, or Keros, is developing treatments for anemia in LR MDS; BioMarin Pharmaceutical Inc., or BioMarin, PTC Therapeutics, Inc., or PTC, Synlogic, Inc., or Synlogic, and Jnana Therapeutics, Inc., or Jnana, are developing therapies to treat PKU; Homology Medicines Inc., or Homology, is developing a gene therapy targeting PKU; and Protagonist Therapeutics, or Protagonist, Ionis Pharmaceuticals, Inc., or Ionis, Silence and Merck are developing therapies to treat PV. Competition for eligible patients may make it particularly difficult for us to enroll a sufficient number of patients to complete our clinical trials for our product candidates in a timely and cost-effective manner.
In addition, we have a small number of clinical trial sites for certain clinical trials in the Middle East, including in Lebanon and Israel, that could be affected by the current armed conflict in Israel and the Gaza Strip.
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
We have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for approved medicines for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to other third parties. We have established sales and marketing capabilities to support our commercial launch of PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In addition, in connection with our regulatory approvals in the EU and Great Britain, we are currently providing access to PYRUKYND® free of charge for eligible patients in those jurisdictions. We may provide access to PYRUKYND® for adult patients with PK deficiency in other jurisdictions upon request through the global managed access program, on either a free of charge or for charge basis. We may need to further build our sales and marketing infrastructure, either directly or with a third-party partner, to maintain our ongoing commercialization efforts and to commercialize PYRUKYND® in other indications or outside of the United States or to commercialize any of our other product candidates for which we obtain marketing approval.
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
We face competition with respect to PYRUKYND® and our current product candidates, and we will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. Potential competitors may include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product or our product candidates, such as PK deficiency, thalassemia, SCD, LR MDS, PKU, and PV. For example, Merck and BMS are marketing a therapy to treat beta thalassemia and LR MDS and are conducting clinical trials for alpha thalassemia and LR MDS patients that are ESA naïve and non-transfusion dependent; bluebird is marketing a gene therapy to treat transfusion dependent beta thalassemia and is developing a gene therapy to treat SCD (for which they have a Prescription Drug User Fee Act goal date of December 20, 2023 for their Biologics License Application); Novartis International AG, or Novartis, Emmaus Life Sciences, and Pfizer are each marketing therapies to treat SCD, with Pfizer continuing to conduct clinical trials for therapies in SCD; BioMarin is marketing and conducting clinical trials for therapies to treat PKU; Novo Nordisk is conducting clinical trials for the treatment of alpha and beta thalassemia, SCD and LR MDS; Vertex, with CRISPR, is conducting clinical trials of gene therapies targeting SCD (for which they have a Prescription Drug User Fee Act goal date of December 8, 2023 for their Biologics License Application) and beta thalassemia (for which they have a Prescription Drug User Fee Act goal date of March 30, 2024 for their Biologics License Application); Fulcrum is conducting clinical trials for a potential treatment for SCD; Silence is conducting clinical trials for a potential treatment for alpha and beta non-transfusion dependent thalassemia and PV; Geron, Roivant and Keros are conducting clinical trials for potential treatments for LR MDS (for which Geron has a Prescription Drug User Fee Act goal date of June 16, 2024 for their New Drug Application); PTC, Synlogic, and Jnana are conducting clinical trials for potential treatments for PKU; Homology is conducting clinical trials for a gene therapy for PKU; PharmaEssentia Corp, or PharmaEssentia, and Incyte Corporation, or Incyte, are marketing therapies to treat PV, with Protagonist, Ionis, and Merck are developing therapies to treat PV; and a number of other biotechnology companies have product candidates in clinical development in similar indications as ours.
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
Until such time, if ever, as we can generate substantial product revenue, including from sales of PYRUKYND®, we expect to finance our cash needs primarily through cash on hand, a potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We do not have any committed external source of funds other than the potential milestone and royalty payments that we are eligible to receive with respect to vorasidenib under our purchase agreement with Servier. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may require us to enter into agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.
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
We have a history of incurring operating losses. Our net losses for the nine months ended September 30, 2023 and 2022 were $256.1 million and $268.3 million, respectively. As of September 30, 2023, we had an accumulated deficit of $726.7 million. Prior to the sale of our oncology business to Servier in March 2021, we had generated only modest revenue from sales of TIBSOVO® and, prior to our sale to Royalty Pharma of our royalty rights to IDHIFA®, from royalties on sales of IDHIFA®. Following receipt of marketing approval in February 2022, we have begun to commercialize PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. We are currently providing access to PYRUKYND® free of charge for eligible patients in the EU and Great Britain through a global managed access program, and we may provide access to PYRUKYND® for adult patients with PK deficiency in other jurisdictions through the global managed access program on either a free of charge or for charge basis. PYRUKYND® is the first product we have received marketing approval for following the sale of our oncology business. We have neither obtained marketing approval for PYRUKYND® in any other indications nor have we obtained marketing approval for any of our other product candidates, all of which are in preclinical or clinical development stages.
Following the sale of our oncology business, we have financed and expect to continue to finance our operations primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO® prior to the sale of these royalty rights to Sagard, proceeds from the sale of our rights to the royalty on U.S. net sales of TIBSOVO® to Sagard, a potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA, the actual and potential future sales of PYRUKYND® and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We expect to continue to incur significant expenses and net losses until such time as we are able to report profitable results. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that we will incur significant expenses if and as we:
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
If either we or any third parties on which we rely are adversely impacted by restrictions resulting from the recent COVID-19 pandemic, the emergence of another public health epidemic, by rising global energy costs or energy shortages or rationing and/

or the impacts of the Russia-Ukraine war, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and research and development operations and our product for commercialization.
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
If we enter into any such arrangements with collaborators, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities. Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing, which may result in a need for additional capital to pursue further development or commercialization of the applicable product candidate. Collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation. Disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our medicines or product candidates or that result in costly litigation or arbitration that diverts management attention and resources. In addition, our ability to enter into arrangements with collaborators in specific regions, such as the Middle East, may be affected by localized geopolitical unrest or military conflict, such as the current armed conflict in Israel and the Gaza Strip.
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
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our technology or medicines or that effectively prevent others from commercializing competitive technologies and medicines. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions.
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
We have built our commercial infrastructure to support the commercial launch of PYRUKYND® in adult PK deficiency in the United States. We are providing access to PYRUKYND® free of charge for eligible patients in the EU and Great Britain through a global managed access program, and we may provide access to PYRUKYND® for adult patients with PK deficiency in other jurisdictions through the global managed access program on either a free of charge or for charge basis. The commercial success of PYRUKYND® or of any of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third-party payors, including government health administration authorities and private health coverage insurers. If coverage and reimbursement is not available, or reimbursement is available only to limited levels, we, or any collaborators, may not be able to successfully commercialize PYRUKYND® or our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any future collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
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
As of September 30, 2023, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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

Item 5. Other Information

(c) Director and Officer Trading Arrangements
A significant portion of the compensation of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is in the form of equity awards and, from time to time, directors and officers engage in open-market transactions with respect to the securities acquired pursuant to such equity awards or other of our securities, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons.
Transactions in our securities by directors and officers are required to be made in accordance with our insider trading policy, which requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in our securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information.
During the quarterly period covered by this report, Sarah Gheuens, M.D., Ph.D., our chief medical officer and head of research & development, entered into a Rule 10b5-1 trading arrangement that is intended to qualify as an “eligible sell-to-cover transaction” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act). This sell-to-cover arrangement applies to restricted stock units, or RSUs, whether vesting is based on the passage of time and/or the achievement of performance goals, granted to Dr. Gheuens on July 1, 2023 and any RSUs that may be granted to her from time to time thereafter (other than those which by their terms require us to withhold shares for tax withholding obligations in connection with vesting and settlement). This arrangement provides for the automatic sale of shares of our common stock that would otherwise be issuable on each settlement date of a covered RSU in an amount necessary to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to us in satisfaction of the applicable withholding obligation. The number of shares that will be sold under this arrangement is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied, the market price of our common stock at the time of settlement and the potential future grant of additional RSUs subject to this arrangement.
None of our directors or officers terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

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

AGIOS PHARMACEUTICALS, INC.

November 2, 2023	By:	/s/ Brian Goff
Brian Goff Chief Executive Officer (principal executive officer)

November 2, 2023	By:	/s/ Cecilia Jones
Cecilia Jones Chief Financial Officer (principal financial officer)