Form 10-K
period 2023-12-31
AGIOS PHARMACEUTICALS, INC.
filed 2024-02-15
CIK 1439222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐         No   ☑
The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2023 (based on the last reported sale price on the Nasdaq Global Select Market as of such date) was $1,557,785,326.
As of February 9, 2024, there were 56,194,847 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

PART I
References to Agios
Throughout this Annual Report on Form 10-K, “the Company,” “Agios,” “we,” “us,” and “our,” and similar expressions, except where the context requires otherwise, refer to Agios Pharmaceuticals, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of Agios Pharmaceuticals, Inc.
Cautionary Note Regarding Forward-looking Information
This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, and objectives of management, are forward-looking statements. The words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” “vision,” “will,” “would” or the negatives of these words and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements regarding:
•our commercialization efforts and plans to commercialize PYRUKYND® (mitapivat);
•the initiation, timing, progress and results of current, planned and future preclinical studies and clinical trials, and our research and development programs;
•the potential of the isoforms of pyruvate kinase, including pyruvate kinase-R, or PKR, as therapeutic targets;
•the potential benefits of our products and product candidates targeting PKR, including PYRUKYND® (mitapivat) and AG-946, and of our product candidate in our phenylalanine hydroxylase, or PAH, stabilizer program, AG-181;
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
•the amount and timing of future milestone and royalty payments potentially payable to Alnylam Pharmaceuticals, Inc. pursuant to the license agreement entered into in July 2023;
•the implementation of our business model and strategic plans for our business, product candidates and technology;
•our commercialization, sales, marketing and manufacturing capabilities and strategy;
•the rate and degree of market acceptance and clinical utility of our products;
•our competitive position;
•our intellectual property position;
•developments and projections relating to our competitors and our industry;
•our estimates regarding our expenses, future revenue, capital requirements and needs for additional financing; and
•the potential impact of public health epidemics or pandemics, including the COVID-19 pandemic, and of global economic developments on our business, operations, strategy and goals.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in this Annual Report on Form 10-K, particularly in the “Summary Risk Factors” and “Risk Factors” sections, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, in-licensing arrangements, mergers, dispositions, joint ventures or investments we may make.
You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties as well as our own estimates of potential market opportunities. All of the market data used in this Annual Report on Form 10-K involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. We believe that the information from these industry publications, research, surveys and studies is reliable. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of important factors, including those described in the sections titled “Summary Risk Factors” and “Risk Factors.”
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
•We depend heavily on the success of our clinical-stage product candidates, including the potential approval of PYRUKYND® for use in indications other than PK deficiency and in other jurisdictions. Clinical trials of our product candidates may not be successful for a number of important reasons. If we or our collaborators are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
•We may engage in in-licensing transactions or acquisitions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources.
•The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim or topline results of clinical trials do not necessarily predict success in future clinical trials. The results of clinical trials of PYRUKYND® for the treatment of PK deficiency do not predict that PYRUKYND® will be efficacious in our clinical trials in other indications.
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
•We provide certain development estimates related to the development of PYRUKYND® and our product candidates. If we do not achieve our projected development estimates in the timeframes we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline.
•We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the indications for which we are developing PYRUKYND® or our product candidates. Our competitors may develop products that are more effective, safer, more convenient or less costly than PYRUKYND® or any product candidates that we are developing or that would render PYRUKYND® or our product candidates obsolete or non-competitive.
•We are singularly focused on products and product candidates for the treatment of rare diseases. As a result, we may be more susceptible to changing market conditions, including fluctuations and risks particular to the markets for patients with rare diseases, than a more diversified company, which could adversely affect our business, financial condition and results of operations.
•If our existing capital is insufficient to fund our operating expenses and capital expenditures, we will need to raise capital, and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
•We have historically incurred operating losses. We expect to incur losses in the future and may never achieve or maintain profitability. Our net loss for the year ended December 31, 2023 was $352.1 million, our net loss for the year ended December 31, 2022 was $231.8 million and our net income for the year ended December 31, 2021 was $1.6 billion. The net income we generated in the year ended December 31, 2021 was due to the sale of our oncology business to Servier in March 2021. As of December 31, 2023, we had an accumulated deficit of $822.6 million.

•We currently rely and expect to continue to rely on third parties for the manufacture of our product candidates for preclinical and clinical testing and for commercial supply of PYRUKYND® and any product candidate for which we may obtain marketing approval. Any performance failure on the part of our existing or future third-party manufacturers could delay clinical development, marketing approval or our commercialization efforts.
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
Item 1. Business
General
We are a biopharmaceutical company committed to transforming patients’ lives through leadership in the field of cellular metabolism, with the goal of creating differentiated medicines for rare diseases, with a focus on classical hematology. With a history of focused study on cellular metabolism, we have a deep and mature understanding of this biology, which is involved in the healthy functioning of nearly every system in the body. Building on this expertise, these learnings can be rapidly applied to our clinical trials with the goal of developing medicines that can have a significant impact for patients. We accelerate the impact of our portfolio by cultivating connections with patient communities, healthcare professionals, partners and colleagues to discover, develop and deliver potential therapies for rare diseases.
Business Overview
Rare diseases
The lead product candidate in our portfolio, PYRUKYND® (mitapivat), is an activator of both wild-type and mutant pyruvate kinase, or PK, enzymes for the potential treatment of hemolytic anemias. In February 2022, the U.S. Food and Drug Administration, or FDA, approved PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In November 2022, we received marketing authorization from the European Commission for PYRUKYND® for the treatment of PK deficiency in adult patients in the European Union, or EU. In December 2022, we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure. In addition, we are currently evaluating PYRUKYND® in clinical trials for the treatment of thalassemia, sickle cell disease, or SCD, and in pediatric patients with PK deficiency. We are also developing (i) AG-946, a novel PK activator, for the potential treatment of lower-risk myelodysplastic syndrome, or LR MDS, and hemolytic anemias, and (ii) AG-181, our phenylalanine hydroxylase, or PAH, stabilizer for the potential treatment of phenylketonuria, or PKU.

In addition to the aforementioned development programs, in July 2023 we entered into a license agreement with Alnylam Pharmaceuticals, Inc., or Alnylam for the development and commercialization of products containing or comprised of an siRNA preclinical development candidate discovered by Alnylam and targeting the transmembrane serine protease 6, or TMPRSS6, gene and we intend to pursue development of a licensed product for the potential disease-modifying treatment of patients with polycythemia vera, or PV, a rare blood disorder.
Alnylam License Agreement
In accordance with the license agreement with Alnylam, in the year ended December 31, 2023, we made an up-front payment to Alnylam and recognized in-process research and development of $17.5 million. We will also pay Alnylam for certain expenses associated with the development of the TMPRSS6 gene. Additionally, we are responsible to pay up to $130.0 million in potential development and regulatory milestones, in addition to sales milestones as well as tiered royalties on annual net sales, if any, of licensed products, which may be subject to specified reductions and offsets. Because the acquired assets under the license agreement with Alnylam do not meet the definition of a business in accordance with ASC 805, Business Combinations, we accounted for the agreement as an asset acquisition.

Sale of Oncology Business to Servier and Sale of Contingent Payments
On March 31, 2021, we completed the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs, to Servier, for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200.0 million in cash, if, prior to January 1, 2027, vorasidenib is granted new drug application approval from the FDA with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity, with these royalties referred to as contingent payments and recognized as income when realizable. Servier also acquired our co-commercialization rights for Bristol Myers Squibb’s IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene Corporation, or Celgene, and Servier is responsible for conducting certain clinical development activities within the IDHIFA® development program.
In October 2022, we sold our rights to future contingent payments associated with the royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through the loss of exclusivity to entities affiliated with Sagard Healthcare Partners, or Sagard, and recognized income of $127.9 million within the gain on sale of contingent payments line item in our consolidated statements of operations for the year ended December 31, 2022. We retain our rights to the potential milestone payment and royalties from Servier if a new drug application for vorasidenib is approved by the FDA.
In November 2023, Servier announced that it was planning to submit a new drug application, or NDA, for vorasidenib for the treatment of IDH-mutant diffuse glioma to the FDA by the end of 2023 and to the European Medicines Agency, or EMA, in early 2024.
Our Strategy and Long-term Goals
As part of our long-term strategy, we have developed and articulated a strategic vision that delineates our expected evolution in light of our focus on rare diseases. We aim to build a sustainable, value-creating company, based on our expertise in cellular metabolism and classical hematology, that develops and delivers differentiated medicines for patients.
By 2026, our vision is to: establish a classical hematology franchise with PYRUKYND® approvals across PK deficiency, thalassemia and SCD; and expand our portfolio by advancing AG-946, AG-181 and our preclinical pipeline as well as through disciplined business development aligned with our core therapeutic focus areas and capabilities.
Our Core Values
Our values cultivate an environment that promotes collaboration, contribution, engagement and high regard for others’ points of view. This foundation helps our people push the boundaries of our science and create transformative medicines, which we believe will provide long-term benefits for all our stakeholders. Our connections – with each other and with external parties – fuel the development of new therapies for the people who need them. Our core values include:
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
Most mutations driving rare diseases are intracellular and not amenable to corrective treatment with ERTs. Novel technologic approaches such as gene therapy are also being tested in a minority of conditions and are technologies with limited application based on cost, complexity and patient selection factors. Despite the promising progress made for patients with a small group of rare diseases, the majority of patients with these diseases have few therapeutic options, and the standard of care for many such conditions is palliative, meaning treatment of symptoms with no effect on underlying disease mechanisms. Our goal is to develop mechanistically specific, small molecule approaches with the potential to have disease modifying and long-term effects, rather than palliative effects. We are taking a novel small molecule approach to correct the defects within diseased cells with a goal of developing transformative medicines for patients.
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
PK Activator Programs
PK is an enzyme involved in glycolysis — the conversion of glucose into lactic acid. This enzyme has several tissue-specific isoforms (PKR, PKL, PKM1 and PKM2). Pyruvate kinase-R, or PKR, is the isoform of PK that is present in red blood cells, or RBCs. Mutations in PKR cause defects in RBC glycolysis and lead to a hematological rare disease known as PK deficiency. Glycolysis is the only pathway available for RBCs to maintain the production of adenosine triphosphate, or ATP, which is a form of chemical energy within cells. Accordingly, we believe that activation of mutant forms of PKR can restore glycolytic pathway activity and increase RBC health in patients with PK deficiency, and activation of wild-type (non-mutated) PKR can increase ATP which can then meet the increased energy demands resulting from metabolic stress in RBCs of patients with hemolytic anemias such as thalassemia and SCD.
PK Deficiency
PK deficiency is a rare genetic disorder and disease understanding is still evolving. We estimate that the prevalence of PK deficiency is between approximately 3,000 and 8,000 individuals in the United States and EU5, and believe that the disease is likely under-diagnosed. PK deficiency leads to a shortened life span for RBCs and is the most common form of non-spherocytic hemolytic anemia in humans.
There is currently no known unique ethnic or geographic representation of the disease. The disease manifests by mild to severe forms of anemia caused by the excessive premature destruction of RBCs. The chronic hemolysis can lead to long-term complications and comorbidities, regardless of the degree of the anemia, often resulting in jaundice and lifelong conditions associated with chronic anemia and secondary complications. The precise mechanism for the hemolysis is not well understood but is thought to result from membrane instability secondary to the metabolic defect caused by the low level of PKR enzyme. The hemolysis is “extra-vascular” in that the RBCs are destroyed in small capillaries or organs and do not spontaneously break open in the circulation. PK deficiency is an autosomal recessive disease whereby all patients inherit two mutations, one from each parent. Children with the disease produce PKR enzyme that has only a fraction of the normal level of activity (generally <50%). Current management strategies for PK deficiency, including blood transfusion and splenectomy, are associated with both short- and long-term risks. More than 350 different mutations have been identified to date. As a result, there are many different possible mutant combinations and no one clear mutational profile. The mutations observed in PK deficiency patients are classified in two main categories. A missense mutation causes a single amino acid change in the protein, generally resulting in some functional protein in the RBCs. A non-missense mutation is any mutation other than a missense mutation, generally resulting in little functional protein in the RBCs. It is estimated that 58 percent of patients with PK deficiency have two missense mutations, 27 percent have one missense and one non-missense mutation, and 15 percent have two non-missense mutations. Boston Children’s Hospital, in collaboration with us, is conducting a Natural History Study to better understand the symptoms and complications of PK deficiency, identify patients and treatment centers, and capture other clinical data, including genetic information. We maintain a global registry, called Peak, for up to 500 adult and pediatric patients with PK deficiency to increase understanding of the long-term disease burden of this chronic hemolytic anemia.
Thalassemia
Thalassemia is a hereditary blood disorder in which mutations in the α- or β-globin chains of hemoglobin lead to globin chain precipitates and aggregates that disturb the RBC membrane and induce oxidative stress, leading to decreased survival of RBC precursors, ineffective erythropoiesis, hemolysis of mature RBCs, and anemia. We estimate that the prevalence of thalassemia is between 18,000 and 23,000 individuals in the United States and EU5; approximately 70,000 individuals in Saudi Arabia, United Arab Emirates, Kuwait, Bahrain, Qatar and Oman, also known as the Gulf Council Countries, or GCC; and greater than one million individuals worldwide. In addition to anemia, patients with thalassemia can experience enlarged spleen, bone deformities, iron overload, fatigue, and infection. Current treatment strategies for thalassemia include blood transfusion and bone marrow transplantation, as well as newer therapies such as Reblozyl® (luspatercept-aamt) for the treatment of beta-thalassemia or Casgevy® for the treatment of transfusion-dependent beta-thalassemia. We believe that the activation of wild-type PKR may increase ATP production and improve red cell fitness and survival of thalassemic RBCs, by increasing the clearance globin chain aggregates through ATP-dependent proteolytic mechanisms.
Sickle Cell Disease (SCD)
SCD is an inherited blood disorder caused by mutations in hemoglobin that enable the hemoglobin to form long polymeric chains under certain conditions such as low oxygenation, or deoxygenation. Polymerization of this irregular hemoglobin results in RBCs taking on a sickle shape, causing them to aggregate and obstruct small blood vessels, restricting blood flow to organs resulting in pain, cell death and organ damage. We estimate that the prevalence of SCD is between 120,000 and 135,000 individuals in the United States and EU5 and greater than three million individuals worldwide. RBC deoxygenation is modulated by several factors, including the levels of 2,3-diphosphoglycerate, or 2,3-DPG, which is found to be elevated in sickle cell patient RBCs. Current treatment strategies focus on managing and preventing acute RBC sickling, and include hydroxyurea, L-glutamine and blood transfusions, as well as recently approved therapies such as Adakveo® and Oxbryta®. We believe that activation of wild-type PKR in patients with SCD may reduce hemoglobin polymerization and the sickling process by at least two mechanisms. Reducing the level of 2,3-DPG in RBCs would increase the oxygenation state of hemoglobin to reduce sickling, while increasing the levels of ATP may improve RBC hydration status which may also inhibit the sickling process.
Lower Risk MDS (LR MDS)
MDS is a heterogeneous group of rare hematological malignancies characterized by dysfunctional hematopoiesis (or formation of blood cells), progressive cytopenia (or lower-than-normal number of blood cells) and an increased risk of progression to acute myeloid leukemia, or AML. The most common type of MDS is LR MDS, but many existing therapies and therapies under development focus on high risk MDS. Among patients with LR MDS, which is less likely to progress to AML, the primary concern is symptomatic anemia. We estimate that the prevalence of LR MDS in the United States and EU5 is between 75,000 and 80,000 individuals. We believe that activation of wild-type PK in LR MDS patients may improve deficient PK activity in MDS erythrocytes. Current treatment options for LR MDS often require in-office visits and transfusions, and erythropoiesis stimulating agents and Reblozyl® are the only approved therapies to treat anemia in a subset of patients. Despite approved therapies in subsets of patients, LR MDS associated anemia remains a disease with a high unmet medical need.
Phenylketonuria (PKU)
PKU, is a rare, genetic disease caused by deficiency of the PAH enzyme. Lack of PAH activity leads to the accumulation of phenylalanine and downstream neurocognitive deficits. Patients with PKU are therefore often advised to consume a highly restricted diet to in order to minimize phenylalanine intake, which can further reduce patient quality of life. We estimate that the prevalence of PKU in the United States and EU5 is between 35,000 and 40,000 individuals. To directly address the underlying cause of PKU, we are developing AG-181, a PAH stabilizer with a goal of reducing phenylalanine levels.
Polycythemia Vera (PV)
PV is a rare blood disorder with no disease-modifying treatments that affects approximately 100,000 individuals in the United States. PV is characterized by excessive production of RBCs, which leads to increased blood volume and viscosity, and can result in thrombosis, cardiovascular events, and death. Phlebotomy, which is the procedure of withdrawing blood, is the current standard of care for patients with PV.
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
We are evaluating PYRUKYND® in the following clinical trials:
•An extension study evaluating the long-term safety, tolerability and efficacy of treatment with PYRUKYND® in patients from ENERGIZE, our completed phase 3, double-blind, randomized, placebo-controlled multicenter study pivotal trial of PYRUKYND® in adults with non-transfusion-dependent alpha- or beta-thalassemia. We announced topline data for ENERGIZE in January 2024. A total of 194 patients were enrolled in the study, with 130 randomized to PYRUKYND® 100 mg twice-daily, and 64 randomized to matched placebo. 122 patients (93.8%) in the PYRUKYND® arm and 62 patients (96.9%) in the placebo arm completed the 24-week double-blind period of the study. The study met the primary endpoint of hemoglobin response, where treatment with PYRUKYND® demonstrated a statistically significant increase in hemoglobin response compared to placebo, as 42.3% of patients in the PYRUKYND® arm achieved a hemoglobin response, compared to 1.6% of patients in the placebo arm (2-sided p<0.0001). Treatment with PYRUKYND® also demonstrated statistically significant improvements compared to placebo for both key secondary endpoints: (i) change from baseline in average Functional Assessment of Chronic Illness Therapy-Fatigue, or FACIT-Fatigue, subscale score from week 12 to week 24 and (ii) change from baseline in average emoglobin concentration from week 12 to week 24. During the 24-week double-blind period, four (3.1%) subjects in the PYRUKYND® arm experienced adverse events, or AEs, leading to discontinuation, and there were no AEs in the placebo arm leading to discontinuation. We plan to provide a more detailed analysis of the data from this trial at an upcoming medical meeting and we aim to submit an NDA for PYRUKYND® in thalassemia to the FDA by the end of 2024.
•ENERGIZE-T, a phase 3, double-blind, randomized, placebo-controlled multicenter study evaluating the efficacy and safety of PYRUKYND® as a potential treatment for adults with transfusion-dependent alpha- or beta-thalassemia, defined as 6 to 20 RBC units transfused and ≤ six-week transfusion-free period during the 24-week period before randomization. The primary endpoint of the trial is percentage of patients with transfusion reduction response, defined as a ≥50% reduction in transfused RBC units with a reduction of ≥2 units of transfused RBCs in any consecutive 12-week period through week 48 compared with baseline. Secondary endpoints include additional transfusion reduction measures and percentage of participants with transfusion-independence. This trial has completed enrollment and we plan to announce topline data from this trial in mid-2024.
•RISE UP, a phase 2/3 study evaluating the efficacy and safety of PYRUKYND® in SCD patients who are 16 years of age or older, have had between two and 10 sickle cell pain crises in the past 12 months, and have hemoglobin within the range of 5.5 to 10.5 g/dL during screening. We enrolled 79 patients in the phase 2 portion of the trial, with 26 patients in the 50 mg twice daily mitapivat arm, 26 patients in the 100 mg twice daily mitapivat arm and 27 patients in the placebo arm. The primary endpoints of the phase 2 portion of the trial were hemoglobin response, defined as defined as ≥ 1 g/dL increase in average hemoglobin concentration from week 10 to week 12 compared to baseline, and safety. In June 2023, we announced the phase 2 portion of this trial had achieved its primary endpoint of hemoglobin response in patients in both 50 mg and 100 mg twice daily mitapivat arms. 46.2% of patients (n=12) in the 50 mg twice daily mitapivat arm and 50.0% of patients (n=13) in the 100 mg twice daily mitapivat arm achieved a hemoglobin response, compared to 3.7% of patients (n=1) in the placebo arm (2-sided p=0.0003 and 0.0001, respectively). In December 2023, we announced the following additional results of the phase 2 portion of the trial: (i) the least-squares mean (95% confidence interval) for average change from baseline in hemoglobin levels, from week 10 through week 12, for patients in the 50 mg twice daily mitapivat, 100 mg twice daily mitapivat, and placebo arms, respectively, was 1.11 (0.77, 1.45) g/dL, 1.13 (0.79, 1.47) g/dL, and 0.05 (−0.28, 0.39) g/dL; (ii) we observed improvements in annualized rates of sickle cell pain crises as the annualized rate of sickle cell pain crises (95% confidence interval) for patients in the 50 mg twice daily and 100 mg twice daily mitapivat arms, respectively, was 0.83 (0.34, 1.99) and 0.51 (0.16, 1.59), compared to 1.71 (0.95, 3.08) for patients in the placebo arm; (iii) we observed improvement in patient-reported fatigue scores in the 50 mg twice daily mitapivat arm compared to the placebo arm, and the least-squares mean (95% confidence interval) for average changes from baseline in patient-reported fatigue score, from week 10 through week 12, for patients in the 50 mg twice daily mitapivat, 100 mg twice daily mitapivat, and placebo arms, respectively, was −3.80 (−7.16, −0.45), −0.10 (−3.27, 3.08), and −0.17 (−3.40, 3.07). The safety profile for mitapivat observed in the phase 2 portion of the trial was generally consistent with previously reported data in other studies of SCD and other hemolytic anemias. The most common treatment-emergent AEs in the 50 mg BID, 100 mg BID, and placebo arms, respectively, were: headache (n=6, 6, 7), arthralgia (n=3, 5, 9), dysmenorrhea (n=0, 3, 0), pain (n=3, 3, 2), pain in extremity (n=1, 3, 6), back pain (n=4, 2, 3), nausea (n=1, 2, 4), fatigue (n=4, 1, 5), and influenza-like illness (n=1, 1, 3). There were no serious treatment-emergent adverse events, or TEAEs, attributed to mitapivat and there were no adverse events leading to drug reduction, discontinuation, interruption or death in either the mitapivat or the placebo arms. Of the 79 patients enrolled in the study, 73 continued into the Phase 2 open-label extension period. In October 2023, we enrolled the first patient in the phase 3 portion of this trial. The phase 3 portion includes a 52-week randomized, placebo-controlled period in which participants will be randomized in a 2:1 ratio to receive the recommended (100 mg twice daily) PYRUKYND® dose level or the placebo. The primary endpoints are hemoglobin response, defined as ≥1 g/dL increase in average hemoglobin from baseline to week 52, and annualized rate of sickle cell pain crises. Participants who complete either the phase 2 or phase 3 portion will have the option to move into a 216-week open-label extension period to continue to receive PYRUKYND®. We anticipate completing enrollment by the end of 2024 and announcing topline data for this trial in 2025.
•ACTIVATE-kids and ACTIVATE-kidsT, double-blind phase 3 studies evaluating the efficacy and safety of PYRUKYND® as a potential treatment for PK deficiency in not regularly transfused and regularly transfused patients between one and 18 years old, respectively. The primary endpoint of ACTIVATE-kids is percentage of patients with hemoglobin response, defined as ≥1.5 g/dL increase in hemoglobin concentration from baseline that is sustained at two or more scheduled assessments at weeks 12, 16, and 20 during the double-blind period. The primary endpoint of ACTIVATE-kidsT is transfusion reduction response, defined as ≥33% reduction in total RBC transfusion volume from week 9 through week 32 of the double-blind period. ACTIVATE-kidsT has completed enrollment and we expect to announce topline data for this trial by the end of 2024. ACTIVATE-kids is currently enrolling patients, we expect to complete enrollment for this trial by mid-2024, and we anticipate announcing topline data for this trial in 2025.
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
•An extension study evaluating the safety, tolerability and efficacy of treatment with PYRUKYND® in patients from our completed phase 2, open-label safety and efficacy clinical trial of PYRUKYND® in adults with non-transfusion-dependent alpha- and beta-thalassemia.
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
•In collaboration with the Company, University Medical Center Utrecht, or UMC Utrecht, is evaluating PYRUKYND® in patients with SCD pursuant to an investigator sponsored trial agreement. The trial has completed enrollment and patient follow-up is ongoing, and a 2-year extension study has been initiated for patients who complete the follow-up period.
AG-946: Novel PK Activator
We are developing AG-946, a novel PK activator, for the potential treatment of LR MDS and hemolytic anemias. We are evaluating AG-946 in a phase 1 trial of AG-946 in healthy volunteers and in patients with SCD. We have presented data from the healthy volunteer cohorts, and we have initiated the SCD patient cohort of this phase 1 trial.
We initiated a phase 2a clinical trial of AG-946 in adults with LR MDS in the third quarter of 2022, and the trial has completed enrollment with 22 patients, including 12 patients classified as non-transfused and 10 patients classified as low transfusion burden. Patients received 5 mg of AG-946 once daily for up to 16 weeks. The two primary endpoints of the trial were transfusion independence (for patients classified as low transfusion burden), defined as transfusion-free for ≥ eight consecutive weeks during the 16-week treatment period, and hemoglobin response, defined as a ≥ 1.5 g/dL increase from baseline in the average hemoglobin concentration measured from week 8 through week 16.
In November 2023, we announced that we achieved clinical proof-of-concept in the phase 2a portion of the trial. We observed that four of the 10 patients with low transfusion burden achieved the transfusion independence endpoint, and one of the 22 patients achieved the hemoglobin response endpoint in the 16-week treatment period. The safety profile observed was consistent with data reported in the healthy volunteer study of AG-946. 19 patients elected to enroll in the extension period for up to 156 weeks. We intend to complete a full evaluation of the phase 2a trial results and assess the impact on the phase 2b portion of the protocol in 2024. We anticipate initiating a phase 2b trial of AG-946 in adults with LR MDS in mid-2024.
Other Programs
In addition to the aforementioned development programs, we are developing AG-181, a PAH stabilizer for the potential treatment of PKU, for which we filed an investigational new drug, or IND, application in December 2023, and plan to initiate a phase 1 study in healthy volunteers in the first half of 2024. Also, in July 2023, we entered into a license agreement with Alnylam for the development and commercialization of products containing or comprised of an siRNA preclinical development candidate discovered by Alnylam and targeting the TMPRSS6 gene, and we intend to pursue development of a licensed product for the potential treatment of patients with PV.
Intellectual Property
Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our product candidates and our core technologies, including novel biomarker and diagnostic discoveries, and other know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing on our proprietary or intellectual property rights. Our policy is to seek to protect our proprietary and intellectual property position by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on confidential information, know-how, in-licensing opportunities and continuing technological innovation to develop and maintain our proprietary and intellectual property position. We may also choose to rely on trade secrets to protect certain aspects of our business that are not suitable or appropriate for patent protection.
We file, or may collaborate with third parties to file, patent applications directed to our key products and product candidates, including PYRUKYND®, AG-946 and AG-181, in addition to related compounds and potential back-up compounds, in an effort to establish intellectual property positions to protect these new chemical entities as well as methods of using these compounds in the treatment of diseases, formulations, solid state forms, and manufacturing processes. We may also seek patent protection for certain biomarkers that may be useful in identifying the appropriate patient population for therapies with our product candidates.
PK activator program
The patent portfolio for our PK activator program contains issued patents and pending patent applications directed to compositions of matter for PYRUKYND®, as well as to related compounds, various solid state forms of PYRUKYND®, compositions of matter for additional PKR activators, such as AG-946, as well as various solid state forms, methods of use and methods of manufacture for AG-946 and other novel compounds. As of February 1, 2024, we owned 16 issued United States patents and 401 issued foreign patents, and have pending patent applications in the United States and in various foreign jurisdictions. The patents that have issued or will issue for PYRUKYND® will have a statutory expiration date of at least 2030 to 2042, and the patents that have issued or will issue for AG-946 will have a statutory expiration date of at least 2038 to 2044. Patent term adjustments or patent term extensions could result in later expiration dates. In some cases, the term of a United States patent can be shortened by the filing of a terminal disclaimer which operates to reduce the term of a patent to that of an earlier expiring patent. The foreign issued patents and pending patent applications are in a number of jurisdictions, including

Argentina, Australia, Austria, Belgium, Brazil, Canada, China, the Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Japan, Lebanon, Lithuania, Mexico, the Netherlands, Norway, Poland, Portugal, Romania, Russia, Saudi Arabia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey, and the United Kingdom. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination can be significantly narrowed by the time they issue, if they issue at all. We expect this could be the case with respect to some of our pending patent applications referred to above.
PAH stabilizer program
The patent portfolio for our PAH stabilizer program contains an issued patent and pending patent applications directed to compositions of matter and methods of use for AG-181 and other novel PAH stabilizers. As of February 1, 2024, we owned one issued foreign patent and have pending patent applications in the United States and in various foreign jurisdictions. We expect to file national stage patent applications in additional foreign jurisdictions in accordance with Patent Cooperation Treaty timelines. The patents that have been issued or will issue for our PAH stabilizer program will have a statutory expiration date of at least 2043. Patent term adjustments or patent term extensions could result in later expiration dates. In some cases, the term of a United States patent can be shortened by the filing of a terminal disclaimer which operates to reduce the term of a patent to that of an earlier expiring patent. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination can be significantly narrowed by the time they issue, if they issue at all. We expect this could be the case with respect to some of our pending patent applications referred to above.
Patent Term
The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application, although term extensions may be available. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office, or USPTO, in examining and granting a patent or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug or biological product may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The extension of the term of foreign patents varies, in accordance with local law. Although certain of the patents granted by the regulatory authorities of the EU may expire at specific dates, the terms of patents granted in certain European countries may extend beyond such EU patent expiration date if we were to obtain a supplementary protection certificate. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent.
In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each product candidate and other factors. There can be no assurance that any of our pending patent applications will be issued or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.
Additional Considerations
As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our product, product candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, patent applications that we may file or license from third parties may not result in the issuance of patents. We also cannot predict the breadth of claims that may be allowed or enforced in our patents. Any issued patents that we may receive in the future may be challenged, invalidated or circumvented. For example, a third party can challenge the patentability of one or more of the claims of an issued patent in a post-grant proceeding before the USPTO or a foreign patent office such as the European Patent Office, which can result in the loss of certain claims or the loss of an entire patent. In addition, it is possible that a third party has filed a patent application in the United States, or abroad, that claims the same technology or chemical structures that are claimed in our own patent applications or patents. In such cases, we may have to participate in legal proceedings or enter into a licensing arrangement, which could result in substantial costs to us, even if the eventual outcome is favorable to us. In addition to patent protection, we also rely upon unpatented confidential information, including confidential technical information, know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, by using confidentiality agreements with our collaborators, third-party service providers, scientific advisors, employees and consultants, and by invention assignment agreements with our employees. We also have agreements requiring assignment of inventions with selected consultants, scientific advisors and collaborators. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses requiring invention assignment, to grant us ownership of technologies that are developed through a relationship with a third party. Nevertheless, confidential information and know-how can be difficult to protect. In particular, we anticipate that at least some of our technical information and know-how will, over time, become known within the industry through independent development, the publication of journal articles, and the movement of personnel skilled in the art from academic to industry scientific positions.
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
We compete in pharmaceutical, biotechnology and other related markets that address rare diseases, particularly hemolytic anemias, PKU and PV. There are other companies working to develop rare disease therapies, including divisions of large pharmaceutical companies and biotechnology companies of various sizes.
Our competitors include but are not limited to: Bristol-Myers Squibb Company, or BMS; BioMarin Pharmaceutical, Inc., or BioMarin; bluebird bio, Inc., or bluebird; Merck & Co., Inc., or Merck; Novartis International AG, or Novartis; Novo Nordisk A/S, or Novo; Pfizer, Inc., or Pfizer; Rocket Pharmaceuticals, Inc., or Rocket Pharma; Vertex Pharmaceuticals Incorporated, or Vertex; CRISPR Therapeutics AG, or CRISPR; Emmaus Life Sciences, Inc., or Emmaus; Fulcrum Therapeutics, Inc., or Fulcrum; Geron Corporation, or Geron; Keros Therapeutics, Inc., or Keros; PTC Therapeutics, Inc., or PTC; Jnana Therapeutics Inc., or Jnana; Homology Medicines Inc., or Homology; Silence Therapeutics plc, or Silence; Protagonist Therapeutics, Inc., or Protagonist; Ionis Pharmaceuticals, Inc., or Ionis; PharmaEssentia USA Corporation, or PharmaEssentia; and Incyte Corporation, or Incyte.
The most common methods for treating patients with rare diseases include dietary restriction, dietary supplementation or replacement, treatment of symptoms and complications, gene therapy, blood transfusions, phlebotomies, stem cell transplant and ERTs and there are several marketed therapies available for treating patients with hemolytic anemias, PKU and PV. For example, recently approved treatments for thalassemia, SCD, LR MDS, PKU and PV include Reblozyl® from Merck/BMS (formerly Acceleron/BMS); Revlimid® from BMS; Zynteglo® and Lyfgenia® from bluebird; Adakveo® from Novartis; Oxbryta® from Pfizer; Casgevy® from Vertex/CRISPR; Kuvan® and Palynziq® from BioMarin; Endari® from Emmaus; Besremi® from PharmaEssentia; and Jakafi® from Incyte. While our product and product candidates may compete with existing medicines and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product or product candidates may not be competitive with them. In addition to currently marketed therapies, there are also several products that are either small molecules, biologics, ERTs or gene therapies in various stages of development to treat hemolytic anemias, PKU and PV. For example, Rocket Pharma is conducting a clinical trial of a gene therapy targeting PK deficiency; Novo is developing etavopivat (a PKR activator) for the treatment of hemolytic anemias, including alpha and beta thalassemia, SCD and MDS; Pfizer is developing inclacumab and GBT-601 for the treatment of SCD; Geron is developing imetelstat for the treatment of LR MDS (for which they have a Prescription Drug User Fee Act, or PDUFA, goal date of June 16, 2024 for their new drug application); Fulcrum is developing pociredir (FTX-6058) in SCD; Keros is developing KER-050 for the treatment of anemia in LR MDS; a number of companies, including PTC, Jnana and Homology are developing therapies to treat PKU; and a number of companies, including Silence, Protagonist and Ionis are developing therapies to treat PV. These products may provide efficacy, safety, convenience and other benefits not provided by current marketed therapies or the current standards of care. As a result, they may provide competition for any of our product or product candidates for which we obtain market approval.
Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and globally marketing approved medicines than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring or in-licensing technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.
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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize medicines that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any medicines that we may develop. Our competitors also may obtain FDA or other regulatory approval for their medicines more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic or other branded medicines. There are generic medicines currently on the market for indications that we are pursuing, and additional medicines are expected to become available on a generic basis over the coming years. We expect that PYRUKYND® and any of our product candidates that may receive marketing approval in the future will be priced at a significant premium over competitive generic medicines.
Manufacturing and Supply Chain
PYRUKYND®, AG-946, and AG-181 are organic compounds of low molecular weight, generally called small molecules. Our siRNA program targeting the TMPRSS6 gene is an oligonucleotide intended for use as a sterile parenteral administration. Each can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale-up and does not require unusual equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.
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
To date, we have obtained materials for PYRUKYND®, AG-946, AG-181 and our siRNA program for our ongoing and planned clinical testing and ongoing preclinical testing from third-party manufacturers. We have long-term commercial manufacture and supply agreements in place for PYRUKYND®, and we obtain our supplies from these manufacturers on a purchase order basis.
Due to the volatility of the supply networks globally, we have gained regulatory approval for redundant supply of raw materials and active pharmaceutical ingredient, or API, for PYRUKYND®, and have an ongoing program to ensure this risk mitigation remains effective, including establishing safety stocks. We do not currently have arrangements in place for redundant supply for drug product, but maintain a broad safety stock program. As we have done for PYRUKYND®, we intend to identify and qualify additional manufacturing and supply related services for our other product candidates.
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
Approval and Regulation of Drugs in the United States
In the United States, drug products are regulated under the Federal Food, Drug and Cosmetic Act, or FDCA, and applicable implementing regulations and guidance. A company, institution, or organization responsible for initiating and managing a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor.
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
•preparation and submission to the FDA of an NDA for a drug product which includes not only the results of the clinical trials, but also, detailed information on the chemistry, manufacture and quality controls for the product candidate and proposed labeling for one or more proposed indication(s);

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
Preclinical Studies
Before a sponsor begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability and other studies to evaluate, among other things, the toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards, and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND and are typically referred to as IND-enabling studies. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.
The IND and IRB Processes
An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA. In addition to reviewing an IND to assure the safety and rights of patients, the FDA also focuses on the quality of the investigation and whether it will be adequate to permit an evaluation of the drug's safety and efficacy. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.
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
A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements, including GCP requirements, of the FDA to use the study as support for an IND or application for marketing approval. The GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.
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
Reporting Clinical Trial Results
Under the Public Health Service Act, sponsors of certain clinical trials of certain FDA-regulated products, including prescription drugs and biologics, are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the NIH. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. With the issuance of pre-notices for voluntary corrective action and several notices of non-compliance during the past two years, the FDA has signaled the government’s willingness to enforce these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.
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
Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including AEs, dose tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics in healthy humans or in patients. During Phase 1 clinical trials, information about the investigational drug product’s pharmacokinetics and pharmacological effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials.
Phase 2 clinical trials are generally conducted to identify possible AEs and safety risks, evaluate the efficacy of the product candidate for specific targeted indications, and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials. Phase 2 clinical trials are well controlled, closely monitored and conducted in a limited patient population.

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
In December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.
In June 2023, the FDA issued draft guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance is adopted from the International Council for Harmonisation’s recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.
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
Progress reports detailing the results of clinical trials must be submitted at least annually to the FDA and more frequently if serious AEs occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.
Interactions with the FDA During the Clinical Development Program
Following the clearance of an IND and the commencement of clinical trials, a sponsor will continue to have interactions with the FDA and the sponsor may meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND, or a pre-IND meeting, at the end of Phase 2 clinical trial, or a EOP2 meeting, and before an NDA is submitted, or a pre-NDA meeting. Meetings at other times may also be requested. These meetings provide an opportunity for the sponsor to share information about the data gathered to date with the FDA and for the FDA to provide advice on the next phase of development.
There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-NDA meetings as well as end of phase meetings, such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product, including, for example, meetings to facilitate early consultations on the use of a biomarker as a new surrogate endpoint that has never been previously used as the primary basis for product approval in the proposed context of use. A Type D meeting is focused on a narrow set of issues (typically limited to no more than two focused topics) and should not require input from more than three disciplines or divisions. Finally, INitial Targeted Engagement for Regulatory Advice on CBER producTs, or INTERACT, meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product.
Such meetings may be conducted in person, via teleconference/videoconference, or written response only with minutes reflecting the questions that the sponsor posed to the FDA and the FDA’s responses. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure. In September 2023, the FDA issued draft guidance outlining the terms of such meetings in more detail.
Review and Approval of an NDA
To obtain approval to market a drug product in the United States, a marketing application must be submitted to the FDA that provides sufficient data establishing the safety and efficacy of the proposed drug product for its intended indication. The application must include all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a product use, or from alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the drug product to the satisfaction of the FDA.
The NDA is a vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2024 is approximately $4.05 million. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2024 is $416,734 per product. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.
Following submission of an NDA, the FDA conducts a preliminary review of the application generally within 60 calendar days of its receipt and must inform the sponsor at that time or before whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept the application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. Under the goals and policies agreed to by the FDA under the PDUFA, applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which the FDA accepts the application for filing. The review process and the PDUFA goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission.
Before approving an application, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including component manufacturing, finished product manufacturing and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities comply with cGMP requirements and are adequate to assure consistent production of the product within required specifications. Under the FDA Reauthorization Act of 2017, the FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain applications, including applications for products in shortage or those for which approval is dependent on remediation of conditions identified in the inspection report.
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
Fast Track, Breakthrough Therapy, Priority Review and Regenerative Advanced Therapy Designations
The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are called Fast Track designation, Breakthrough Therapy designation, priority review designation and regenerative advanced therapy designation.

•Fast Track Designation. The FDA may designate a product for Fast Track review if it is intended, either alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review process may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.
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
With the passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: (i) require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, (ii) require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months (until the study is completed); and (iii) use expedited procedures to withdraw accelerated approval of an NDA or biologics license application after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the FDA to publish on its website the rationale for why a post-approval study is not appropriate or necessary, whenever it decides not to require such a study upon granting accelerated approval. In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval.
The FDA’s Decision on an NDA
Based on its evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for the approved indications. A complete response letter generally indicates that the review cycle is complete and outlines the deficiencies in the submission, and may require substantial additional testing or information in order for the FDA to reconsider the application. A sponsor has one year to respond to the deficiencies identified in the complete response letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
If the FDA approves a new product, it may limit the approved indications for use of the product. The FDA may also require contraindications, warnings or precautions be included in the product labeling, require post-approval trials, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.
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
A product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release, the manufacturer must submit samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all the manufacturer’s tests performed on the lot, to the FDA. The FDA may in addition perform certain confirmatory tests on lots of some products before releasing the lots for distribution. Finally, the FDA will conduct laboratory research related to the safety, purity, potency and effectiveness of pharmaceutical products.
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

In September 2021, the FDA published final regulations that describe the types of evidence that the agency will consider in determining the intended use of a drug or biologic. In addition, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use.
If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the DOJ, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines, and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.
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
Under the Hatch-Waxman Act, the FDA may not approve an ANDA or 505(b)(2) application until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity, or NCE. For the purposes of this provision, an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, a generic or follow-on drug application may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the sponsor may submit its application four years following the original product approval.
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
The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although the FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA maintains a list of diseases that are exempt from the requirements of the PREA. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under PREA.

Pediatric Exclusivity
Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months to the term of any existing patent or regulatory exclusivity for drug products. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but effectively extends the regulatory period during which the FDA cannot approve another application. With regard to patents, the six-month pediatric exclusivity period will not attach to any patents for which a generic (ANDA or 505(b)(2) NDA) sponsor submitted a Paragraph IV certification, unless the NDA sponsor or patent owner first obtains a court determination that the patent is valid and infringed by a proposed generic product.
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
In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded that orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. In January 2023, the FDA announced that, in matters beyond the scope of that court’s order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.
Patent Term Restoration and Extension
A patent claiming a new drug product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of when a clinical investigation involving human beings has begun and the submission date of an application for approval, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining patent term past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.
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
Pharmaceutical Insurance Coverage and Health Care Reform
In the United States and other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated health care costs. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage and establish adequate reimbursement levels for the product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all the approved products for a particular indication.
In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.
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
There have been several federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs, biologics and other medical products, government control and other changes to the health care system in the United States.
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
•expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program, or MDRP, by increasing the minimum rebate for both branded and generic drugs, and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;
•addressed a new methodology by which rebates owed by manufacturers under the MDRP are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
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
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which will now remain in effect for six months into 2032.
The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010, or PAYGO, sequester for two years, through the end of 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The

Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into 2032 and lowers the payment reduction percentages in years 2030 and 2031.
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
Pharmaceutical Prices
The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of drugs under Medicare and Medicaid. To those ends, the Trump Administration issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021, but such rule has been subject to a nationwide preliminary injunction. In December 2021, the CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.
In addition, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation.
Further, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act of 2022, or IRA, has been delayed by Congress to January 1, 2032.
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
The IRA includes a provision exempting orphan drugs from Medicare price negotiation but this exclusion has been interpreted by CMS in final guidance issued in July 2023 to apply only to those orphan drugs with an approved indication (or indications) for a single rare disease or condition. The final guidance clarifies that CMS will consider only active designations/approvals when evaluating a drug for the exclusion, such that designations/indications withdrawn before the selected drug publication date will not be considered. CMS also clarified that, if a drug loses its orphan drug exclusion status, the agency will use the earliest date of approval/licensure to determine whether the product is a qualifying single source drug subject to price negotiations.
In June 2023, Merck filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, several other parties, including the U.S. Chamber of Commerce and pharmaceutical companies, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Many states have required drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers and wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs.
Review and Approval of Medicinal Products in the European Union
In order to market any product outside of the United States, a sponsor must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy, and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable non-U.S. regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the EU generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.
Clinical Trial Approval
On January 31, 2022, the Clinical Trials Regulation (EU) No 536/2014, or the Clinical Trials Regulation, became effective in the EU and replaced the prior Clinical Trials Directive 2001/20/EC. The Clinical Trials Regulation aims to simplify and streamline the authorization, conduct and transparency of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the EU, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA, and available to clinical trial sponsors, competent authorities of the EU Member States and the public.
Beyond streamlining the process, the Clinical Trials Regulation includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted, or EU Member States concerned. Part II is assessed separately by each EU Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the EU Member State concerned. However, overall related timelines will be defined by the Clinical Trials Regulation.
The Clinical Trials Regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific clinical site after the applicable ethics committee has issued a favorable opinion.
Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU at the EudraCT website.
Priority Medicines (PRIME) Designation in the EU
In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The priority medicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated agency contact and rapporteur from the Committee for Human Medicinal Products, or CHMP, or Committee for Advanced Therapies are appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s Committee level.
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
Regulatory Data Protection in the EU
In the EU, innovative medicinal products approved based on a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance with the centralized authorization procedure. Data exclusivity prevents sponsors for authorization of generics of these innovative products from referencing the innovator’s data to assess a generic (abridged) application for a period of eight years. During an additional two-year period of market exclusivity, a generic MAA can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be an NCE so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical, preclinical and clinical trials.
Periods of Authorization and Renewals
A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years based on a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year period of marketing authorization. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (in case of centralized procedure) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).
Pediatric Studies and Exclusivity
Prior to obtaining a marketing authorization in the EU, sponsors must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or not appropriate, such as for diseases that only affect the adult population. Before an MAA can be filed or an existing marketing authorization can be amended, the EMA requests that companies comply with the agreed studies and measures listed in each relevant PIP. If a sponsor obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate, or SPC, or alternatively a one year extension of the regulatory market exclusivity from ten to eleven years, as selected by the marketing authorization holder.
Orphan Drug Designation and Exclusivity
Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a drug can be designated as an orphan drug by the European Commission if its sponsor can establish that the product is intended for the diagnosis, prevention or treatment of: (1) a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU when the application is made; or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment. For either of these conditions, the sponsor must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug will be of significant benefit to those affected by that condition.
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
Patent Term Extensions
The EU also provides for patent term extension through SPCs. The rules and requirements for obtaining an SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of 15 years of marketing exclusivity for a drug. In certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained. Although SPCs are available throughout the EU, sponsors must apply on a country by country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the EU.
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
General Data Protection Regulation
Many countries outside of the United States maintain rigorous laws governing the privacy and security of personal information. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the EEA, and the processing of personal data that takes place in the EEA, is subject to the European Union General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. This CJEU decision may lead to increased scrutiny on data transfers from the EU to the United States generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.
Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The EU initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business.
As with other issues related to withdrawal of the United Kingdom from the EU, there are open questions about how personal data will be protected in the United Kingdom and whether personal information can transfer from the EU to the United Kingdom. Following the withdrawal of the United Kingdom from the EU, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. While the Data Protection Act 2018 in the United Kingdom that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. The UK government has already determined that it considers all EU and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the United Kingdom as being “essentially adequate” for purposes of data transfer from the EU to the United Kingdom, although this decision may be re-evaluated in the future.
Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and any eventual sale and distribution of commercial products.
Brexit and the Regulatory Framework in the United Kingdom
The United Kingdom’s withdrawal from the EU took place on January 31, 2020. The EU and the United Kingdom reached an agreement on their new partnership in the Trade and Cooperation Agreement, which was applied provisionally beginning on January 1, 2021, and which entered into force on May 1, 2021. The Trade and Cooperation Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. The EU and the United Kingdom will form two separate markets governed by two distinct regulatory and legal regimes, except that Northern Ireland will continue to broadly follow EU laws as further described below. As such, the Trade and Cooperation Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the United Kingdom is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland, and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol.
On February 27, 2023, the United Kingdom government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. In particular, the MHRA will be responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single United Kingdom-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the United Kingdom, enabling products to be sold in a single pack and under a single authorization throughout the United Kingdom. The Windsor Framework was approved by the EU-United Kingdom Joint Committee on March 24, 2023. The United Kingdom government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025. The Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or HMR, is the primary legal instrument for the regulation of medicines in the United Kingdom. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the EU.
EU laws which have been transposed into United Kingdom law through secondary legislation continue to be applicable as “retained EU law”. However, new legislation such as the Clinical Trials Regulation will not be applicable in Great Britain. Since a significant proportion of the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorizations, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval, and commercialization of our product candidates in the United Kingdom. For example, the United Kingdom is no longer covered by the centralized procedures for obtaining EU-wide marketing authorizations from the EMA, and a separate marketing authorization will be required to market our product candidates in the United Kingdom. A new international recognition framework has been in place since January 1, 2024, whereby the MHRA will have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators when determining an application for a new Great Britain marketing authorization.
Pricing Decisions for Approved Products
In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the EU provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals, and these efforts could continue as countries attempt to manage health care expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and negotiations may continue after reimbursement has been obtained. Reference pricing used by various Member States, and parallel trade (i.e., arbitrage between low-priced and high-priced Member States), can further reduce prices. There can be no assurance that any country with price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.
Segment Reporting and Geographical Information
We are engaged solely in the discovery and development of medicines in the field of cellular metabolism. Accordingly, we have determined that we operate in one operating segment.
Employees and Human Capital
As of December 31, 2023, we had 383 full-time employees and 3 part-time employees, all based in the United States and of which 100 held Ph.D., Pharm.D. or M.D. degrees. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We also retain independent contractors to support the goals of our organization. We prioritize our employee experience and we are proud of our strong employee and contractor relations.
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
To incentivize and reward strong performance, we have adopted a pay for performance philosophy and we provide competitive and balanced compensation and benefits package, including short-term and long-term incentives, discretionary paid time off policy, generous parental and family leave plans and premium medical benefits.
We are committed to fostering a welcoming and diverse workplace in which individuals from a variety of backgrounds can thrive. Our diversity and inclusion program focuses on valuing three types of differences:
•Representative differences (demographic diversity, such as gender, race, ethnicity, sexual orientation)
•Experiential differences (identities based on life experiences that may change over time)
•Cognitive differences (unique ways of understanding and interpreting the world)
We set goals and track our progress to ensure that we continue to incorporate different voices across the business. We have an active cross-functional diversity council that furthers our commitment to building a diverse and inclusive organization by:
•Representing and reflecting the different voices in the Agios community
•Furthering the work of diversity, equity and inclusion at Agios and in our communities
•Working in partnership with our leadership, human resources and employee resource groups to share, drive and lead our diversity, equity and inclusion efforts
We are a majority female organization and maintain significant representation at all levels, including the Board of Directors. As of December 31, 2023, 59% of our workforce were women. Racial and ethnic diversity continues to be an area of focus at the Company. As of December 31, 2023, 33% of our workforce were ethnically diverse and 47% of all new hires that joined the Company in 2023 were ethnically diverse. We recognize that there is still important progress to be made, particularly as it relates to Black and Latino representation at our company, and this remains an area of continued emphasis for us.
We regularly evaluate the effectiveness of our human capital management practices through employee surveys and fostering a culture of ongoing feedback and two-way dialogue. We received feedback from employees that helped to inform how we approach programs and opportunities to improve the employee experience heading into 2024. In addition, we track important human capital metrics such as turnover rate. Voluntary and involuntary turnover rates across all levels (executives/ senior managers, mid-level managers and professionals) are in alignment with the industry average.
We are committed to providing employees with an opportunity to choose the right working arrangement for them based on their role: whether remote, hybrid, or onsite in our Cambridge office, and we continue to evaluate how we can enhance these arrangements for an optimal employee experience. The opportunity to work remotely has enabled us to hire a more diverse team including individuals from different locations and backgrounds and with a variety of responsibilities in their personal lives. In 2023, 84% of our new hires chose to work remotely and our overall organization now has a majority population of remote workers representing 59% of all employees.
We believe our ability to evolve with the ever-changing environment, coupled with our long-standing culture and values around flexibility and connection, continue to help us deliver for patients.
Our Corporate Information
Our executive offices are located at 88 Sidney Street, Cambridge, Massachusetts 02139, and our telephone number is (617) 649-8600. Our website address is www.agios.com. References to our website are inactive textual references only and the content of our website should not be deemed incorporated by reference into this Annual Report on Form 10-K.
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
A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation and People Committee, Nominating and Corporate Governance Committee, and Science and Technology Committee are posted on our website, www.agios.com, under the heading “Corporate Governance” and are available in print to any person who requests copies by contacting us by calling (617) 649-8600 or by writing to Agios Pharmaceuticals, Inc., 88 Sidney Street, Cambridge, Massachusetts 02139.

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
In February 2022, we obtained marketing approval from the FDA for PYRUKYND® (mitapivat) for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In November 2022, we received marketing authorization from the European Commission for PYRUKYND® for the treatment of PK deficiency in adult patients in the EU and in December 2022 we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure. PYRUKYND® is the first product in our rare disease portfolio that has received marketing approval and is our first product following the sale of our oncology business to Servier in March 2021. Our ability to generate meaningful revenue from PYRUKYND® will depend heavily on our successful development and commercialization of the product. In connection with our regulatory approvals in the EU and Great Britain, we are currently providing access to PYRUKYND® free of charge for eligible patients in those jurisdictions through a global managed access program.
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

We depend heavily on the success of our clinical-stage product candidates, including the potential approval of PYRUKYND® for use in indications other than PK deficiency and in other jurisdictions. Clinical trials of our product candidates may not be successful for a number of important reasons. If we or our collaborators are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
We have invested a significant portion of our efforts and financial resources in the identification of our product candidates and the development of our most advanced clinical programs, including PYRUKYND®. Our ability to generate meaningful product revenue will depend heavily on the successful clinical development and eventual commercialization of our current and any future product candidates, including PYRUKYND®. While we obtained marketing approval of PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States and marketing authorization of PYRUKYND® for the treatment of adults with PK deficiency in the EU and Great Britain, we cannot be certain that we will obtain marketing approval of PYRUKYND® in indications other than PK deficiency or in other jurisdictions.
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
•it is possible that even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. For example, many compounds that initially showed promise in earlier stage testing for treating specific indications have later been found to cause side effects that prevented further development of the compound;
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
•the cost of clinical trials of our product candidates may be greater than anticipated; and

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
Our ability to successfully in-license or acquire assets and develop product candidates following such transactions is unproven. If we do identify additional suitable candidates or assets for in-licensing transactions or acquisitions, we may not be able to make such transactions on favorable terms, or at all. Such transactions may require us to relinquish rights to develop product candidates in certain indications, limit our ability to pursue certain targets or require us to make significant milestone or royalty payments to third parties upon achievement of certain events. For example, we are responsible to pay up to $130.0 million in potential development and regulatory milestones, in addition to sales milestones as well as tiered royalties on annual net sales, if any, of any licensed products, under the license agreement with Alnylam. Further, any in-licensing transaction or acquisitions we undertake may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or an in-licensing transaction or issue our common stock or other equity securities to the stockholders of the counterparty, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business, product or technology that are not covered by the indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Such transactions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot ensure that following any transaction we would achieve the expected synergies to justify the transactions. We cannot predict the number, timing or size of future transactions or the effect that any such transactions might have on our operating results.

Public health epidemics or pandemics may affect our ability to initiate or continue our planned, ongoing and future preclinical studies and clinical trials, disrupt regulatory activities, disrupt our ability to maintain a commercial infrastructure for our product or have other adverse effects on our business and operations.
Public health emergencies or pandemics could adversely affect our business, financial condition, results of operations, and prospects. We may face delays, disruptions or shortages as a result of such pandemics that may affect our ability to initiate and complete preclinical studies and clinical trials or impact our commercialization efforts. We have experienced disruptions to certain clinical and research activities at our contract research organizations, or CROs, due to the recent COVID-19 pandemic. Any future pandemic or public health emergency could result in site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis being paused or delayed due to changes in hospital or university policies, federal, state or local regulations, diversion of hospital resources or other reasons related to a public health emergency. If a pandemic or public health emergency arises in the future, we may face difficulties recruiting or retaining patients in our ongoing clinical trials, and patients enrolled in our clinical trials may be unable or unwilling to visit clinical trial sites which may impact the collection of important clinical trial data and may necessitate remote data verification. In addition, limitations on the ability to visit sites may affect our enrollment timelines for our clinical trials, and may adversely affect the timing of completion of our clinical trials or our ability to complete clinical trials in a fully compliant manner. Additionally, the potential suspension of clinical trial activity at clinical trial sites or reduced availability of CRO personnel may have an adverse impact on our clinical trial plans and timelines.

The public health emergency declarations related to COVID-19 ended on May 11, 2023. The FDA ended a number of COVID-19 related policies and retained a number of COVID-19 related policies. It is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.
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
In addition, some of our competitors may have ongoing or planned clinical trials for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For example, Rocket Pharma is developing a gene therapy targeting PK deficiency; Novo Nordisk is developing molecules for the treatment of alpha and beta thalassemia, SCD and LR MDS; Pfizer is developing molecules for the treatment of SCD; Fulcrum Therapeutics Inc., or Fulcrum, is developing a treatment for SCD; Geron Corporation, or Geron, is developing imetelstat for the treatment of LR MDS (for which they have a Prescription Drug User Fee Act goal date of June 16, 2024 for their new drug application); Keros Therapeutics, or Keros, is developing KER-050 for the treatment of anemia in LR MDS; PTC Therapeutics, Inc., or PTC, and Jnana Therapeutics, Inc., or Jnana, and Homology Medicines Inc., or Homology, are developing therapies to treat PKU; and Protagonist Therapeutics, or Protagonist, Ionis Pharmaceuticals, Inc., or Ionis, Silence Therapeutics, or Silence, and Merck are developing therapies to treat PV. Competition for eligible patients may make it particularly difficult for us to enroll a sufficient number of patients to complete our clinical trials for our product candidates in a timely and cost-effective manner.
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
In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. While we obtained marketing approval of PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States and marketing authorization of PYRUKYND® for the treatment of adults with PK deficiency in the EU and Great Britain, we cannot be certain that we will obtain marketing approval of PYRUKYND® in other indications. The results of clinical trials of PYRUKYND® for the treatment of PK deficiency do not predict that PYRUKYND® will be efficacious in our ongoing clinical trials in other indications, such as thalassemia or SCD. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. We have decided to evolve our approach to exploratory research and drug discovery to prioritize investment in advancing our late lead-optimization research, while continuing to progress our registration-enabling clinical programs in thalassemia, SCD and pediatric PK deficiency, our phase 2a trial in LR MDS, our IND-enabling studies for AG-181, our PAH stabilizer for the potential treatment of PKU, and our development of a licensed siRNA development candidate under our license agreement with Alnylam. Our resource allocation decisions may cause us to fail to capitalize on viable commercial medicines or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable medicines. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

If we are unable to maintain sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing PYRUKYND® or any of our product candidates if they are approved.
We have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for approved medicines for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to other third parties. We have established sales and marketing capabilities to support our commercial launch of PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In addition, in connection with our regulatory approvals in the EU and Great Britain, we are currently providing access to PYRUKYND® free of charge for eligible patients in those jurisdictions through a global managed access program. We may provide access to PYRUKYND® for adult patients with PK deficiency in other jurisdictions upon request through the global managed access program, on either a free of charge or for charge basis. We may need to further build our sales and marketing infrastructure, either directly or with third-party partners, to maintain our ongoing commercialization efforts and to commercialize PYRUKYND® in other indications or outside of the United States or to commercialize any of our other product candidates for which we obtain marketing approval.
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
We provide certain development estimates related to the development of PYRUKYND® and our product candidates. If we do not achieve our projected development estimates in the timeframes we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline.
From time to time, we provide estimates related to the development of PYRUKYND® and our product candidates . We also estimate the timing of the anticipated accomplishment of various scientific, preclinical, clinical, regulatory and other product development goals. These estimates may include the commencement or completion of clinical trials and the submission of regulatory filings. From time to time, we may publicly announce our estimates, including the timing of certain milestones related to our product candidates. All of these estimates are and will be based on numerous assumptions. The actual results and timing of our preclinical and clinical trials can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If our estimates change or we do not meet the timing of our estimates as publicly announced, or at all, the commercialization of our products may be delayed or never achieved and, as a result, our stock price may decline.
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
We face competition with respect to PYRUKYND® and our current product candidates, and we will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. Potential competitors may include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the indications for which we are developing our product or our product candidates, such as PK deficiency, thalassemia, SCD, LR MDS, PKU, and PV. For example, Merck and Bristol-Myers Squibb Company, or BMS, are marketing a therapy to treat beta thalassemia and LR MDS and are conducting clinical trials for alpha thalassemia and LR MDS patients that are ESA naïve and non-transfusion dependent; Novartis International AG, or Novartis, Emmaus Life Sciences, and Pfizer are each marketing therapies to treat SCD, with Pfizer continuing to conduct clinical trials for therapies in SCD; BioMarin is marketing and conducting clinical trials for therapies to treat PKU; Novo is conducting clinical trials for the treatment of alpha and beta thalassemia, SCD and LR MDS; bluebird is marketing a gene therapy to treat transfusion-dependent beta-thalassemia and SCD; Vertex, with CRISPR, is marketing a gene therapy targeting SCD and transfusion-dependent beta-thalassemia; Fulcrum is conducting clinical trials for a potential treatment for SCD; Geron and Keros are conducting clinical trials for potential treatments for LR MDS (for which Geron has a Prescription Drug User Fee Act goal date of June 16, 2024 for their new drug application); PTC, Jnana and Homology are conducting clinical trials for potential treatments for PKU; PharmaEssentia Corp, or PharmaEssentia, and Incyte Corporation, or Incyte, are marketing therapies to treat PV, with Protagonist, Ionis, and Silence are developing therapies to treat PV; and a number of other biotechnology companies have product candidates in clinical development in similar indications as ours.
There are a variety of treatment options available, including a number of marketed ERTs, for treating patients with rare diseases. In addition to currently marketed therapies, there are also a number of products that are either ERTs, gene therapies or PK activators in various stages of clinical development to treat rare diseases. These products in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies or for which there are no approved treatments. As a result, they may provide significant competition for any of our product candidates for which we obtain marketing approval.
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
We and any collaborators face a risk of product liability exposure related to our product candidates in human clinical trials and face an even greater risk as we or they commercially sell any medicines, including PYRUKYND®. If we or any collaborators cannot successfully defend ourselves or themselves against claims that our product candidates or medicines caused injuries, we or they could incur substantial costs and liabilities. Regardless of merit or eventual outcome, liability claims may also result in, among other things, decreased demand for any product candidates or medicines that we may develop, reputational harm and lost revenue.
Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur.

Our internal information technology systems, or those of any third parties with which we contract, may fail or suffer security breaches, loss of data or other disruptions which could result in a material disruption of our product development programs, compromise sensitive information related to our business or prevent us from accessing critical information, trigger legal obligations, potentially exposing us to liability, competitive or reputational harm or otherwise adversely affecting our business and financial results.
Despite the implementation of security measures, our internal information technology systems and those of third parties with which we contract are vulnerable to damage from computer viruses, worms and other destructive or disruptive software, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber incidents by malicious third parties. Cybersecurity incidents are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cybersecurity incidents could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cybersecurity incidents also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. Attackers may use artificial intelligence and machine learning to launch more automated, targeted and coordinated attacks against targets. We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company, including personal information of our employees. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies.
System failures, accidents, cybersecurity incidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our clinical and commercialization activities and business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from completed or future trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and our product research, development and commercialization efforts could be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.
If a material breach of our security or that of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed, and, as a result, we could lose business and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. Although we develop and maintain processes, systems and controls designed to prevent these events from occurring, and we have a process to assess, identify and manage threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. We cannot guarantee that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent any cyber-attacks or security breaches.
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
In addition to California, eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or are in the process of enacting privacy laws that will go into effect in 2024 and beyond, including New Hampshire and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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
The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found by the European Commission to offer adequate data protection legislation, such as the United States. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the U.S. This CJEU decision has resulted in increased scrutiny on data transfers generally and may increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.
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
Following Brexit, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the United Kingdom and the EU have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the UK Data Protection Act and the GDPR, respectively. The United Kingdom and the U.S. are also in discussions to develop a US-UK “data bridge”, which would function similarly to the EU-U.S. Data Privacy Framework and provide an additional legal mechanism for companies to transfer data from the United Kingdom to the U.S. In addition to the United Kingdom, Switzerland is also in the process of approving an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which would function similarly to the EU-U.S. Data Privacy Framework and the U.S.-UK “data bridge” in relation to data transfers from Switzerland to the United States). Any changes or updates to these developments have the potential to impact our business.
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
We developed most of our initial products and product candidates for the treatment of various types of cancer. The sale of our oncology business to Servier in 2021, including our approved products at the time of sale, TIBSOVO® and IDHIFA®, has resulted in us being a smaller, less diversified company with a more limited business concentrated on products and product candidates for the treatment of rare diseases. The success of the rare disease business is subject to various risks and uncertainties, including the possibility that we may not be able to successfully commercialize PYRUKYND®, the possibility of adverse clinical and other developments in respect of PYRUKYND® or our other product candidates of the rare disease business, and unanticipated changes in applicable laws and regulations that may adversely affect the rare disease business.
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
Until such time, if ever, as we can generate substantial product revenue, including from sales of PYRUKYND®, we expect to finance our cash needs primarily through cash on hand, a potential milestone payment and royalties from Servier if a new drug application for vorasidenib is approved by the FDA with a label that permits vorasidenib's use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase 1 or 2 mutation, and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We do not have any committed external source of funds other than the potential milestone and royalty payments that we are eligible to receive with respect to vorasidenib under our purchase agreement with Servier. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may require us to enter into agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures or declaring dividends. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.
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
•operational delays due to public health epidemics, including the recent COVID-19 pandemic; and
•operational delays, disruptions and/or increased costs associated with global economic developments, rising global energy prices or energy shortages or rationing.
We have historically incurred operating losses. We expect to incur losses in the future and may never achieve or maintain profitability.
We have a history of incurring operating losses. Our net losses for the twelve months ended December 31, 2023 and 2022 were $352.1 million and $231.8 million, respectively. As of December 31, 2023, we had an accumulated deficit of $822.6 million. Prior to the sale of our oncology business to Servier in March 2021, we had generated only modest revenue from sales of TIBSOVO® and, prior to our sale to Royalty Pharma of our royalty rights to IDHIFA®, from royalties on sales of IDHIFA®. Following receipt of marketing approval in February 2022, we have begun to commercialize PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. We are currently providing access to PYRUKYND® free of charge for eligible patients in the EU and Great Britain through a global managed access program, and we may provide access to PYRUKYND® for adult patients with PK deficiency in other jurisdictions through the global managed access program on either a free of charge or for charge basis. PYRUKYND® is the first product we have received marketing approval for following the sale of our oncology business. We have neither obtained marketing approval for PYRUKYND® in any other indications nor have we obtained marketing approval for any of our other product candidates, all of which are in preclinical or clinical development stages.
Following the sale of our oncology business, we have financed and expect to continue to finance our operations primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO® prior to the sale of these royalty rights to Sagard, proceeds from the sale of our rights to the royalty on U.S. net sales of TIBSOVO® to Sagard, a potential milestone payment and royalties from Servier if a new drug application for vorasidenib is approved by the FDA with a label that permits vorasidenib's use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase 1 or 2 mutation, the actual and potential future sales of PYRUKYND® and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We expect to continue to incur significant expenses and net losses until such time as we are able to report profitable results. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that we will incur significant expenses if and as we:
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
Our reliance on third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our responsibility to comply with any such standards. We and these third parties are required to comply with current good clinical practices, or cGCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you a given regulatory authority will determine that any of our clinical trials comply with cGCP regulations. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a U.S. government-sponsored database, clinicaltrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions. We are exposed to risk of fraud or other misconduct by such third parties.
Furthermore, third parties on whom we rely may also have relationships with other entities, some of which may be our competitors. In addition, these third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our on-going clinical, nonclinical, and preclinical programs.
If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised, our clinical trials may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to successfully commercialize our medicines.
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
If either we or any third parties on which we rely are adversely impacted by restrictions resulting from the recent COVID-19 pandemic, the emergence of another public health epidemic, by rising global energy costs or energy shortages or rationing and/or the impacts of the Russia-Ukraine war, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and research and development operations and our product for commercialization.
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
The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product and product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. We have in the past and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our medicines and technology, including opposition, derivation, revocation, reexamination, post-grant and inter partes review or interference proceedings before the USPTO or other patent offices around the world. We are not aware of any legal proceedings having been filed against us following the sale of our oncology business to Servier. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we or one of our collaborators are found to infringe a third party’s intellectual property rights, we or they could be required to obtain a license from such third party to continue developing and marketing our medicines and technology. However, we or our collaborators may not be able to obtain any required license on commercially reasonable terms or at all. Even if we or our collaborators were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. We or our collaborators could be forced, including by court order, to cease developing and commercializing the infringing technology or medicine. In addition, we or our collaborators could be found liable for monetary damages. A finding of infringement could prevent us or our collaborators from commercializing our product and product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we or our collaborators have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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
Finally, our ability to develop and market new drug products may be threatened by the results of ongoing litigation challenging the FDA’s approval of another company’s drug. Specifically, in April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. In reaching that decision, the district court made a number of findings that may negatively impact the development, approval and distribution of new drug products in the United States.
The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the Court of Appeals for the Fifth Circuit did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that the FDA authorized in 2016 and 2021 were arbitrary and capricious. In December 2023, the Supreme Court announced that it will review the appeals court decision. Depending on the outcome of this litigation and the regulatory uncertainty it has engendered, our ability to develop new drug product candidates and to maintain approval of existing drug products and measures adopted under a REMS is at risk and our efforts to develop and market new drug products could be delayed, undermined or subject to protracted litigation.
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
Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the EU on December 31, 2020, commonly referred to as Brexit. Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, the consequences of Brexit and the impact on the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom remains unclear. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to EU rules under the Northern Ireland Protocol. The United Kingdom and the EU have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. Once implemented, the changes introduced by the Windsor Framework will result in the MHRA being responsible for approving all medicinal products destined for the United Kingdom market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may prevent us from commercializing any product candidates in the United Kingdom and/or the EU and may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom, which could significantly and materially harm our business.
In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the European Union pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (including potentially reducing the duration of regulatory data protection and revising the eligibility for expedited pathways) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.
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
The FDA and other agencies, including the DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use and if we market our medicines for uses other than their respective approved indications, we may be subject to enforcement actions for off-label marketing. Violations of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws, which violations may result in the imposition of significant administrative, civil and criminal penalties.
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
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the ACA. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This legislation resulted in aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will remain in effect for six months into fiscal year 2032. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010, or PAYGO, sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.
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
In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the IRA, has been delayed by Congress to January 1, 2032.
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

In June 2023, Merck filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce and pharmaceutical companies, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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
In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In markets outside of the United States and the EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In many countries, including those of the EU, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our product is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.
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
As of December 31, 2023, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Under Section 382 of the Code and corresponding provisions of state law, if a company undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership by certain stockholders over a three-year period, the company’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income may be limited. Our prior equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. We completed a review of our changes in ownership through December 31, 2023, and determined that we did not have a qualified ownership change since our last review as of December 31, 2022. Future ownership changes under Section 382 may limit the amount of net operating loss and tax credit carryforwards that we could potentially utilize to reduce future tax liabilities.
There is also a risk that due to regulatory changes, such as suspensions on the use of net operating losses, or other unforeseen reasons, our existing net operating losses could expire or otherwise become unavailable to offset future income tax liabilities. The Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards that may significantly impact our ability to utilize our net operating losses to offset taxable income in the future. In addition, state net operating losses generated in one state cannot be used to offset income generated in another state. For these reasons we may be unable to use a material portion of our net operating losses and other tax attributes.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We have certain processes for assessing, identifying and managing cybersecurity risks, which are built into our overall information technology function and are designed to help protect our information assets and operations from internal and external cyber threats, and protect employee, collaborator and patient information from unauthorized access or attack, as well as secure our networks and systems. Such processes include physical, procedural and technical safeguards, response plans, regular tests on our systems, incident simulations and routine review of our policies and procedures to identify risks and refine our practices. We engage certain external parties, including consultants, computer security firms and risk management advisors, peer companies, industry groups and governance experts, to enhance our cybersecurity oversight including by gaining valuable insights into the ever-evolving cybersecurity landscape. We consider the internal risk oversight programs of third-party service providers before engaging them in order to help protect us from any related vulnerabilities.
We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.
The Audit Committee of our Board of Directors provides direct oversight over cybersecurity risk, and provides updates to the Board of Directors regarding such oversight. The Audit Committee receives periodic updates from management regarding cybersecurity matters, and is notified between such updates regarding significant new cybersecurity threats or incidents.
Our Vice President, Information Technology and Facilities, or the VP of IT, leads the operational oversight of company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help prepare us and our employees to address cybersecurity risks. Our VP of IT has worked in the information technology field for over 20 years at both biotechnology companies and management consulting firms, and holds a Bachelor of Science in Management and a Masters of Business Administration. We also maintain a team of experienced senior level engineers who design, implement and operate our information technology ecosystem, helping to implement cybersecurity best practices throughout our information technology infrastructure and governance processes. We periodically assess our processes against cybersecurity frameworks, such as the National Institute of Standards and Technology, or NIST, Cybersecurity Framework, Center for Internet Security, or CIS, Controls, and International Organization for Standardization, or ISO, 27001.
In an effort to deter and detect cyber threats, we annually provide all employees, including part-time and temporary employees, with a data protection, cybersecurity and incident response and prevention training and compliance program, which covers timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use and mobile security, and educates employees on the importance of reporting all incidents immediately. We also use technology-based tools that are designed to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.
Item 2. Properties
We currently lease approximately 146,000 square feet at 88 Sidney Street, 43,000 square feet at 64 Sidney Street, and 13,000 square feet at 38 Sidney Street, Cambridge, Massachusetts. All leases, as amended, expire on February 29, 2028. At the end of the initial lease period, we have the option to extend the leases at all facilities for two consecutive five-year periods at the fair market rent at the time of the extension. In August 2021, we entered into a long-term sublease agreement for the 13,000 square feet at 38 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through December 2024. In April 2022, we entered into a long-term sublease agreement for 27,000 square feet of office space at 64 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through April 2025. In May 2023, we entered into a long-term sublease agreement for 7,407 square feet of office space on the first floor of 64 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through April 2025. We believe our existing facilities are adequate for our current needs.
Item 3. Legal Proceedings
As of December 31, 2023, we were not a party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “AGIO” since July 24, 2013. Prior to that time, there was no public market for our common stock.
Holders
As of February 9, 2024, there were approximately nine holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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
The following graph compares the performance of our common stock to the NASDAQ Composite Index and the NASDAQ Biotechnology Index from December 31, 2018 through December 31, 2023. The comparison assumes $100 was invested after the market closed on December 31, 2018 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
None.

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
Overview
We are a biopharmaceutical company committed to transforming patients’ lives through leadership in the field of cellular metabolism, with the goal of creating differentiated medicines for rare diseases, with a focus on classical hematology. With a history of focused study on cellular metabolism, we have a deep and mature understanding of this biology, which is involved in the healthy functioning of nearly every system in the body. Building on this expertise, these learnings can be rapidly applied to our clinical trials with the goal of developing medicines that can have a significant impact for patients. We accelerate the impact of our portfolio by cultivating connections with patient communities, healthcare professionals, partners and colleagues to discover, develop and deliver potential therapies for rare diseases.
The lead product candidate in our portfolio, PYRUKYND® (mitapivat), is an activator of both wild-type and mutant pyruvate kinase, or PK, enzymes for the potential treatment of hemolytic anemias. In February 2022, the U.S. Food and Drug Administration, or FDA, approved PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In November 2022, we received marketing authorization from the European Commission for PYRUKYND® for the treatment of PK deficiency in adult patients in the European Union, or EU. In December 2022, we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure. In addition, we are currently evaluating PYRUKYND® in clinical trials for the treatment of thalassemia, sickle cell disease, or SCD, and in pediatric patients with PK deficiency. We are also developing (i) AG-946, a novel PK activator, for the potential treatment of lower-risk myelodysplastic syndrome, or LR MDS, and hemolytic anemias, and (ii) AG-181, our phenylalanine hydroxylase, or PAH, stabilizer for the potential treatment of phenylketonuria, or PKU.

In addition to the aforementioned development programs, in July 2023 we entered into a license agreement with Alnylam Pharmaceuticals, Inc., or Alnylam for the development and commercialization of products containing or comprised of an siRNA preclinical development candidate discovered by Alnylam and targeting the transmembrane serine protease 6, or TMPRSS6, gene and we intend to pursue development of a licensed product for the potential disease-modifying treatment of patients with polycythemia vera, or PV, a rare blood disorder.
Alnylam License Agreement
In accordance with the license agreement with Alnylam, in the year ended December 31, 2023, we made an up-front payment to Alnylam and recognized in-process research and development of $17.5 million which was recorded in research and development expense within our Consolidated Statements of Operations and classified as investing activities within our Consolidated Statements of Cash Flows. We will also pay Alnylam for certain expenses associated with the development of the TMPRSS6 gene and these will be recorded in our Consolidated Statements of Operations as incurred. Additionally, we are responsible to pay up to $130.0 million in potential development and regulatory milestones, in addition to sales milestones as well as tiered royalties on annual net sales, if any, of licensed products, which may be subject to specified reductions and offsets. Because the acquired assets under the license agreement with Alnylam do not meet the definition of a business in accordance with ASC 805, Business Combinations, we accounted for the agreement as an asset acquisition.
Sale of Oncology Business to Servier Pharmaceuticals, LLC (Servier) and Sale of Contingent Payments
On March 31, 2021, we completed the sale of our oncology business to Servier Pharmaceuticals, LLC, or Servier, which represented a discontinued operation. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200.0 million in cash, if, prior to January 1, 2027, vorasidenib is granted new drug application approval from the FDA with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity, with these royalties referred to as contingent payments and recognized as income when realizable. Servier also acquired our co-commercialization rights for Bristol Myers Squibb’s IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene Corporation, or Celgene, and Servier is responsible for conducting certain clinical development activities within the IDHIFA® development program.
In October 2022, we sold our rights to future contingent payments associated with the royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through the loss of exclusivity to entities affiliated with Sagard Healthcare Partners, or Sagard, and recognized income of $127.9 million within the gain on sale of contingent payments line item in our consolidated statements of operations for the year ended December 31, 2022. We retain our rights to the potential milestone payment and royalties from Servier if a new drug application for vorasidenib is approved by the FDA.
In November 2023, Servier announced that it was planning to submit a new drug application, or NDA, for vorasidenib for the treatment of IDH-mutant diffuse glioma to the FDA by the end of 2023 and to the European Medicines Agency, or EMA, in early 2024.
The oncology business met the criteria within Accounting Standards Codification 205-20 to be reported as discontinued operations because the transaction was a strategic shift in business that had a major effect on our operations and financial results. Therefore, we have reported the historical results of the oncology business including the results of operations and cash flows as discontinued operations, and related assets and liabilities were retrospectively reclassified as assets and liabilities of discontinued operations for all periods presented herein. Refer to Note 15, Discontinued Operations of our consolidated financial statements included in this Annual Report on Form 10-K for additional information. A more complete description of our business prior to the consummation of the transaction is included in Item 1. “Business”, in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 that was previously filed with the Securities and Exchange Commission, or SEC, on February 25, 2021.
Financial Operations Overview
General
Since inception, our operations have primarily focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism and classical hematology, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, establishing a commercial infrastructure, preparing for and executing on the commercial launch of PYRUKYND® and, prior to the sale of our oncology business to Servier on March 31, 2021, marketing TIBSOVO® and IDHIFA®. Through March 31, 2021, we financed our operations primarily through proceeds from the sale of our royalty rights, commercial sales of TIBSOVO®, funding received from our collaboration agreements, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings. Following the sale of our oncology business to Servier on March 31, 2021, we have financed and expect to continue to finance our operations primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO® prior to the sale of these contingent payments to Sagard, proceeds from the sale of contingent payments to Sagard, a potential milestone payment and royalties from Servier if a new drug application for vorasidenib is approved by the FDA with a label that permits vorasidenib's use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase 1 or 2 mutation, the actual and potential future sales of PYRUKYND® and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings.
Additionally, since inception, we have incurred significant operating losses. Our net loss for the year ended December 31, 2023 was $352.1 million, our net loss for the year ended December 31, 2022 was $231.8 million and our net income for the year ended December 31, 2021 was $1.6 billion. As of December 31, 2023, we had an accumulated deficit of $822.6 million. The net income we generated in the year ended December 31, 2021 was due to the sale of our oncology business to Servier. We expect to incur significant expenses and net losses until such time we are able to report profitable results. Our net losses may fluctuate significantly from year to year. We expect that we will continue to incur significant expenses as we continue to advance and expand clinical development and commercialization activities for PYRUKYND®; advance and expand clinical development of AG-946; continue to prioritize advancement of AG-181, our PAH stabilizer; initiate preclinical development of a licensed siRNA development candidate pursuant to our license agreement with Alnylam; expand and protect our intellectual property portfolio, including by in-licensing or acquiring assets for pipeline growth; and hire additional commercial and development personnel.

Revenues
Our wholly owned product, PYRUKYND®, received approval from the FDA on February 17, 2022, for the treatment of hemolytic anemia in adults with PK deficiency in the United States. Upon FDA approval of PYRUKYND® in the United States, we began generating product revenue from sales of PYRUKYND®. We sell PYRUKYND® to a limited number of specialty distributors and specialty pharmacy providers, or collectively, the Customers. These Customers subsequently resell PYRUKYND® to pharmacies or dispense PYRUKYND® directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of PYRUKYND®. For further discussion of our revenue recognition policy, see Note 2, Summary of Significant Accounting Polices and Note 8, Product Revenue, to the consolidated financial statements in this Annual Report on Form 10-K.

In the future, we expect to continue to generate revenue from a combination of product sales, and we may potentially generate revenue from royalties on product sales, milestone payments, and upfront payments under existing arrangements or future collaborations or licensing agreements.

Cost of Sales
Cost of sales consists primarily of manufacturing costs for sales of PYRUKYND®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of PYRUKYND® recorded during the years ended December 31, 2023 and December 31, 2022 were expensed prior to February 17, 2022, and, therefore, are not included in costs of sales during the years ended December 31, 2023 and December 31, 2022.
Research and Development Expenses
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs related to our portfolio to increase as our product candidate development programs progress. However, the successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development and to commercialize these product candidates. We are unable to predict the amount of net cash inflows from PYRUKYND® or any of our product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:
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

In May 2022, we announced our determination to evolve our approach to exploratory research and drug discovery to focus on our existing late-lead optimization programs and to prioritize in-licensing or acquiring assets for pipeline growth. We reduced approximately 45 roles focused on exploratory research in connection with this evolution of our research organization, and retained an internal research team focused on roles critical to advancing our current and future late-stage research and early clinical programs.
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
We are evaluating PYRUKYND® in the following clinical trials:
•An extension study evaluating the long-term safety, tolerability and efficacy of treatment with PYRUKYND® in patients from ENERGIZE, our completed phase 3, double-blind, randomized, placebo-controlled multicenter study pivotal trial of PYRUKYND® in adults with non-transfusion-dependent alpha- or beta-thalassemia. We announced topline data for ENERGIZE in January 2024. A total of 194 patients were enrolled in the study, with 130 randomized to PYRUKYND® 100 mg twice-daily, and 64 randomized to matched placebo. 122 patients (93.8%) in the PYRUKYND® arm and 62 patients (96.9%) in the placebo arm completed the 24-week double-blind period of the study. The study met the primary endpoint of hemoglobin response, where treatment with PYRUKYND® demonstrated a statistically significant increase in hemoglobin response compared to placebo, as 42.3% of patients in the PYRUKYND® arm achieved a hemoglobin response, compared to 1.6% of patients in the placebo arm (2-sided p<0.0001). Treatment with PYRUKYND® also demonstrated statistically significant improvements compared to placebo for both key secondary endpoints: (i) change from baseline in average Functional Assessment of Chronic Illness Therapy-Fatigue, or FACIT-Fatigue, subscale score from week 12 to week 24 and (ii) change from baseline in average emoglobin concentration from week 12 to week 24. During the 24-week double-blind period, four (3.1%) subjects in the PYRUKYND® arm experienced adverse events, or AEs, leading to discontinuation, and there were no AEs in the placebo arm leading to discontinuation. We plan to provide a more detailed analysis of the data from this trial at an upcoming medical meeting and we aim to submit an NDA for PYRUKYND® in thalassemia to the FDA by the end of 2024.
•ENERGIZE-T, a phase 3, double-blind, randomized, placebo-controlled multicenter study evaluating the efficacy and safety of PYRUKYND® as a potential treatment for adults with transfusion-dependent alpha- or beta-thalassemia, defined as 6 to 20 RBC units transfused and ≤ six-week transfusion-free period during the 24-week period before randomization. The primary endpoint of the trial is percentage of patients with transfusion reduction response, defined as a ≥50% reduction in transfused RBC units with a reduction of ≥2 units of transfused RBCs in any consecutive 12-week period through week 48 compared with baseline. Secondary endpoints include additional transfusion reduction measures and percentage of participants with transfusion-independence. This trial has completed enrollment and we plan to announce topline data from this trial in mid-2024.
•RISE UP, a phase 2/3 study evaluating the efficacy and safety of PYRUKYND® in SCD patients who are 16 years of age or older, have had between two and 10 sickle cell pain crises in the past 12 months, and have hemoglobin within the range of 5.5 to 10.5 g/dL during screening. We enrolled 79 patients in the phase 2 portion of the trial, with 26 patients in the 50 mg twice daily mitapivat arm, 26 patients in the 100 mg twice daily mitapivat arm and 27 patients in the placebo arm. The primary endpoints of the phase 2 portion of the trial were hemoglobin response, defined as defined as ≥ 1 g/dL increase in average hemoglobin concentration from week 10 to week 12 compared to baseline, and safety. In June 2023, we announced the phase 2 portion of this trial had achieved its primary endpoint of hemoglobin response in patients in both 50 mg and 100 mg twice daily mitapivat arms. 46.2% of patients (n=12) in the 50 mg twice daily mitapivat arm and 50.0% of patients (n=13) in the 100 mg twice daily mitapivat arm achieved a hemoglobin response, compared to 3.7% of patients (n=1) in the placebo arm (2-sided p=0.0003 and 0.0001, respectively). In December 2023, we announced the following additional results of the phase 2 portion of the trial: (i) the least-squares mean (95% confidence interval) for average change from baseline in hemoglobin levels, from week 10 through week 12, for patients in the 50 mg twice daily mitapivat, 100 mg twice daily mitapivat, and placebo arms, respectively, was 1.11 (0.77, 1.45) g/dL, 1.13 (0.79, 1.47) g/dL, and 0.05 (−0.28, 0.39) g/dL; (ii) we observed improvements in annualized rates of sickle cell pain crises as the annualized rate of sickle cell pain crises (95% confidence interval) for patients in the 50 mg twice daily and 100 mg twice daily mitapivat arms, respectively, was 0.83 (0.34, 1.99) and 0.51 (0.16, 1.59), compared to 1.71 (0.95, 3.08) for patients in the placebo arm; (iii) we observed improvement in patient-reported fatigue scores in the 50 mg twice daily mitapivat arm compared to the placebo arm, and the least-squares mean (95% confidence interval) for average changes from baseline in patient-reported fatigue score, from week 10 through week 12, for patients in the 50 mg twice daily mitapivat, 100 mg twice daily mitapivat, and placebo arms, respectively, was −3.80 (−7.16, −0.45), −0.10 (−3.27, 3.08), and −0.17 (−3.40, 3.07). The safety profile for mitapivat observed in the phase 2 portion of the trial was generally consistent with previously reported data in other studies of SCD and other hemolytic anemias. The most common treatment-emergent AEs in the 50 mg BID, 100 mg BID, and placebo arms, respectively, were: headache (n=6, 6, 7), arthralgia (n=3, 5, 9), dysmenorrhea (n=0, 3, 0), pain (n=3, 3, 2), pain in extremity (n=1, 3, 6), back pain (n=4, 2, 3), nausea (n=1, 2, 4), fatigue (n=4, 1, 5), and influenza-like illness (n=1, 1, 3). There were no serious treatment-emergent adverse events, or TEAEs, attributed to mitapivat and there were no adverse events leading to drug reduction, discontinuation, interruption or death in either the mitapivat or the placebo arms. Of the 79 patients enrolled in the study, 73 continued into the Phase 2 open-label extension period. In October 2023, we enrolled the first patient in the phase 3 portion of this trial. The phase 3 portion includes a 52-week randomized, placebo-controlled period in which participants will be randomized in a 2:1 ratio to receive the recommended (100 mg twice daily) PYRUKYND® dose level or the placebo. The primary endpoints are hemoglobin response, defined as ≥1 g/dL increase in average hemoglobin from baseline to week 52, and annualized rate of sickle cell pain crises. Participants who complete either the phase 2 or phase 3 portion will have the option to move into a 216-week open-label extension period to continue to receive PYRUKYND®. We anticipate completing enrollment by the end of 2024 and announcing topline data for this trial in 2025.
•ACTIVATE-kids and ACTIVATE-kidsT, double-blind phase 3 studies evaluating the efficacy and safety of PYRUKYND® as a potential treatment for PK deficiency in not regularly transfused and regularly transfused patients between one and 18 years old, respectively. The primary endpoint of ACTIVATE-kids is percentage of patients with hemoglobin response, defined as ≥1.5 g/dL increase in hemoglobin concentration from baseline that is sustained at two or more scheduled assessments at weeks 12, 16, and 20 during the double-blind period. The primary endpoint of ACTIVATE-kidsT is transfusion reduction response, defined as ≥33% reduction in total RBC transfusion volume from week 9 through week 32 of the double-blind period. ACTIVATE-kidsT has completed enrollment and we expect to announce topline data for this trial by the end of 2024. ACTIVATE-kids is currently enrolling patients, we expect to complete enrollment for this trial by mid-2024, and we anticipate announcing topline data for this trial in 2025.
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
•An extension study evaluating the safety, tolerability and efficacy of treatment with PYRUKYND® in patients from our completed phase 2, open-label safety and efficacy clinical trial of PYRUKYND® in adults with non-transfusion-dependent alpha- and beta-thalassemia.
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
•In collaboration with the Company, University Medical Center Utrecht, or UMC Utrecht, is evaluating PYRUKYND® in patients with SCD pursuant to an investigator sponsored trial agreement. The trial has completed enrollment and patient follow-up is ongoing, and a 2-year extension study has been initiated for patients who complete the follow-up period.

AG-946: Novel PK Activator
We are developing AG-946, a novel PK activator, for the potential treatment of LR MDS and hemolytic anemias. We are evaluating AG-946 in a phase 1 trial of AG-946 in healthy volunteers and in patients with SCD. We have presented data from the healthy volunteer cohorts, and we have initiated the SCD patient cohort of this phase 1 trial.
We initiated a phase 2a clinical trial of AG-946 in adults with LR MDS in the third quarter of 2022, and the trial has completed enrollment with 22 patients, including 12 patients classified as non-transfused and 10 patients classified as low transfusion burden. Patients received 5 mg of AG-946 once daily for up to 16 weeks. The two primary endpoints of the trial were transfusion independence (for patients classified as low transfusion burden), defined as transfusion-free for ≥ eight consecutive weeks during the 16-week treatment period, and hemoglobin response, defined as a ≥ 1.5 g/dL increase from baseline in the average hemoglobin concentration measured from week 8 through week 16.
In November 2023, we announced that we achieved clinical proof-of-concept in the phase 2a portion of the trial. We observed that four of the 10 patients with low transfusion burden achieved the transfusion independence endpoint, and one of the 22 patients achieved the hemoglobin response endpoint in the 16-week treatment period. The safety profile observed was consistent with data reported in the healthy volunteer study of AG-946. 19 patients elected to enroll in the extension period for up to 156 weeks. We intend to complete a full evaluation of the phase 2a trial results and assess the impact on the phase 2b portion of the protocol in 2024. We anticipate initiating a phase 2b trial of AG-946 in adults with LR MDS in mid-2024.
Other Programs
In addition to the aforementioned development programs, we are developing AG-181, a PAH stabilizer for the potential treatment of PKU, for which we filed an investigational new drug, or IND, application in December 2023, and plan to initiate a phase 1 study in healthy volunteers in the first half of 2024. Also, in July 2023, we entered into a license agreement with Alnylam for the development and commercialization of products containing or comprised of an siRNA preclinical development candidate discovered by Alnylam and targeting the TMPRSS6 gene, and we intend to pursue development of a licensed product for the potential treatment of patients with PV.
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
We anticipate that our selling, general and administrative expenses will increase in the future to support continued research and development activities and ongoing and future commercialization activities related to our portfolio, including the ongoing commercialization of PYRUKYND® and any of our other product candidates, which may include the hiring of additional personnel.
Impact of COVID-19 on our Business
As of December 31, 2023, we have not experienced a significant financial or supply chain impact directly related to the recent COVID-19 pandemic, but have experienced some disruptions to clinical operations and certain clinical and research activities at our contract research organizations, or CROs. Although the public health emergency declaration related to COVID-19 ended on May 11, 2023, the extent of the effect of any future pandemics or public health emergencies on our operational and financial performance will depend in large part on future developments, which cannot be predicted and are out of our control.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Product Revenue
We generate product revenue from sales of PYRUKYND® to a limited number of specialty distributors and specialty pharmacy providers, or collectively, the Customers. These Customers subsequently resell PYRUKYND® to pharmacies or dispense PYRUKYND® directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of PYRUKYND®.
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

Accrued Research and Development Expenses
As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. Certain service providers invoice us in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to: (i) CROs and other third parties in connection with clinical studies and preclinical development activities; (ii) investigative sites in connection with clinical studies; and (iii) third parties related to product manufacturing, development and distribution of clinical supplies.
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
Expected term. We use the “simplified method” as prescribed by the SEC Staff Accounting Bulletin No. 107, Share Based Payments, to estimate the expected term of stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the contractual term of ten years and the weighted-average vesting term of the stock options, taking into consideration multiple vesting tranches. We utilize this method due to the plain-vanilla nature of our share-based awards.
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
For awards subject to service-based vesting conditions, we recognize stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period. For awards subject to performance-based vesting conditions, we recognize stock-based compensation expense if the performance condition is considered probable of achievement using management’s best estimates.
Discontinued Operations
We accounted for the sale of our oncology business in the first quarter of 2021 in accordance with ASC 205, Discontinued Operations and Accounting Standards Update, or ASU, No. 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity. We followed the held-for-sale criteria as defined in ASC 360, Property, Plant and Equipment, and ASC 205. ASC 205 requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the consolidated statements of operations. Assets and liabilities are also reclassified into separate line items on the related consolidated balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations.
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
Results of Operations
Certain prior-year amounts have been reclassified to conform with current presentation.
Comparison of years ended December 31, 2023, 2022 and 2021
Revenues

(In thousands)	2023	2022	2021
Revenues:
Product revenue, net	$26,823	$11,740	$—
Milestone revenue	—	2,500	—
Total revenue	$26,823	$14,240	$—
Total Revenue – 2023 vs. 2022 – The increase in total revenue of $12.6 million in 2023 compared to 2022 was due to increased product revenue associated with PYRUKYND®, which was approved by the FDA in February 2022, partially offset by revenue recognized in 2022 associated with the licensing of intellectual property for our Friedreich's Ataxia preclinical program.

Total Revenue – 2022 vs. 2021 – The increase in total revenue of $14.2 million in 2022 compared to 2021 was due to product revenue associated with PYRUKYND®, which was approved in February 2022, and revenue recognized associated with the licensing of intellectual property for our Friedreich's Ataxia preclinical program.
Total Operating Expenses

(In thousands)	2023	2022	2021
Operating expenses
Cost of sales	$2,881	$1,704	$—
Research and development	295,526	279,910	256,973
Selling, general and administrative	119,903	121,673	121,445
Total Operating Expenses	$418,310	$403,287	$378,418
Total Operating Expenses – 2023 vs. 2022 – The increase in total operating expenses of $15.0 million in 2023 compared to 2022 was primarily due to an increase of $15.6 million in research and development expenses, which is described below under Research and Development Expenses.
Total Operating Expenses – 2022 vs 2021 – The increase in total operating expenses of $24.9 million in 2022 compared to 2021 was primarily due to an increase of $22.9 million in research and development expenses, which is described below under Research and Development Expenses.

Research and Development Expenses
Our research and development expenses, by major program, are outlined in the table below:

(In thousands)	2023	2022	2021
PK activator (PYRUKYND®)	$101,322	$83,271	$73,999
Novel PK activator (AG-946)	18,267	15,747	10,658
In-process research and development	17,500	—	—
Other research and platform programs	11,492	26,837	22,959
Total direct research and development expenses	148,581	125,855	107,616
Compensation and related expenses	108,484	109,248	95,198
Facilities and IT related expenses & other	38,461	43,290	44,767
Other expenses - transition services	—	1,517	9,392
Total indirect research and development expenses	146,945	154,055	149,357
Total research and development expense	$295,526	$279,910	$256,973
Total Research and Development Expenses – 2023 vs. 2022 – The increase in research and development expenses of $15.6 million in 2023 compared to 2022 was due to a $22.7 million increase in our direct expense offset by a $7.1 million decrease in our indirect expenses. The increase in direct expenses was primarily due to a $18.1 million increase in PYRUKYND® costs and in-process research and development from the $17.5 million up-front payment associated with the license agreement with Alnylam discussed above under Overview, offset by a $15.3 million decrease in other research and platform programs. The increase in PYRUKYND® costs was primarily due to increased costs for the phase 3 trials of PYRUKYND® in patients with thalassemia, ENERGIZE and ENERGIZE-T, and increased process development and medical affairs expenses. The decrease in other research and platform programs was primarily due to our decision to evolve our approach to exploratory research and drug discovery to focus on our existing late-lead optimization programs. The decrease in indirect expenses was primarily due to a $4.8 million decrease in facilities and IT related expenses & other due to a reduction in facility expenses associated with the evolution of our research organization, and the $1.5 million of reimbursable transition related services we provided to Servier in 2022 related to the sale of the oncology business for discovery, clinical development, technical operations, and related activities, which were completed during the three months ended March 31, 2022.
Total Research and Development Expenses – 2022 vs 2021 – The increase in research and development expenses of $22.9 million in 2022 compared to 2021 was due to an $18.2 million increase in our direct expenses and a $4.7 million increase in our indirect expenses. The increase in direct expenses was due to a $9.3 million increase in PYRUKYND® costs, a $5.1 million increase in AG-946 costs, and a $3.9 million increase in other research and platform programs. The increase in PYRUKYND® costs was primarily due to increased costs for the phase 3 trials of PYRUKYND® in patients with thalassemia, ENERGIZE and ENERGIZE-T, the phase 3 trials of PYRUKYND® in pediatric patients with PK deficiency, ACTIVATE-kids and ACTIVATE-kidsT, and the phase 2/3 trial of PYRUKYND® in patients with SCD, RISE UP, offset by closeouts of the ACTIVATE and ACTIVATE-T studies. The increase in AG-946 costs was primarily due to start-up costs for the phase 2 trial of AG-946 in patients with LR MDS and increased spend for the phase 1 trial of AG-946 in healthy volunteers and in patients with SCD. The increase in other research and platform programs was primarily driven by increased activity associated with our preclinical PAH program as well as increased activity on various other exploratory activities. The increase in indirect expenses was primarily due to a $14.1 million increase in compensation and related expenses primarily due to increased headcount, as well as certain workforce-related expenses associated with the evolution of our research organization. This increase was partially offset by $7.9 million of additional reimbursable transition related services we provided to Servier in 2021 compared to 2022 related to the sale of the oncology business for discovery, clinical development, technical operations, and related activities, which were completed during the three months ended March 31, 2022.
Other Income and Expense

(In thousands)	2023	2022	2021
Gain on sale of contingent payments	$—	$127,853	$—
Royalty income from gain on sale of oncology business	—	9,851	6,639
Interest income, net	33,344	12,793	836
Other income, net	6,055	6,749	14,433
Other Income and Expense – 2023 vs. 2022 – The decrease in gain on sale of contingent payments and royalty income from gain on sale of oncology business in 2023 compared to 2022 was due to the sale to Sagard in the fourth quarter of 2022 of our rights to future contingent payments associated with royalties on U.S. next sales of TIBSOVO®. The $20.6 million increase in interest income, net in 2023 compared to 2022 is primarily attributable to an increase in interest rates. The $0.7 million decrease in other income, net in 2023 compared to 2022 primarily related to approximately $2.6 million of reimbursable transition related services and fees for the sale of the oncology business in 2022, partially offset by sublease income of $6.1 million in 2023 compared to $4.1 million in 2022.
Other Income and Expense – 2022 vs 2021 – The $127.9 million gain on sale of contingent payments in 2022 was due to the October 27, 2022 sale of future contingent payments to entities affiliated with Sagard. The $12.0 million increase in interest income, net in 2022 compared to 2021 was primarily attributable to an increase in interest rates. The $3.2 million increase in royalty income from gain on sale of oncology business related to higher income from royalties on U.S. net sales of TIBSOVO® by Servier in 2022 compared to 2021. The $7.7 million decrease in other income, net in 2022 compared to 2021 primarily related to approximately $13.8 million of reimbursable transition related services and fees for the sale of the oncology business in 2021 compared to $2.6 million in 2022, partially offset by sublease income of $4.1 million in 2022 compared to $0.5 million in 2021.
Loss from Operations and Net (Loss) Income

(In thousands)	2023	2022	2021
Net loss from continuing operations	$(352,088)	$(231,801)	$(356,510)
Net income from discontinued operations, net of tax	—	—	1,961,225
Net (loss) income	(352,088)	(231,801)	1,604,715
Loss from Operations and Net Loss – 2023 vs 2022 – The $120.3 million increase in net loss from continuing operations in 2023 compared to 2022 was primarily driven by the gain on sale of contingent payments in 2022 described above in Other Income and Expense, higher research and development expenses discussed above under Research and Development Expenses, which includes the $17.5 million up-front payment associated with the license agreement with Alnylam discussed above under Overview, and the decrease in royalty income from gain on sale of oncology business described above in Other Income and Expense. These were partially offset by the increase in interest income, net discussed above in Other Income and Expense and the increase in revenue discussed above under Revenues.
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
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, and through March 31, 2021, we financed our operations primarily through proceeds from the sale of our royalty rights, commercial sales of TIBSOVO®, funding received from our collaboration agreements, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings. Following the sale of our oncology business to Servier on March 31, 2021, we have financed and expect to continue to finance our operations primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO® prior to the sale of these contingent payments to Sagard, proceeds from the sale of contingent payments to Sagard, a potential milestone payment and royalties from Servier if a new drug application for vorasidenib is approved by the FDA with a label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase 1 or 2 mutation, the actual and potential future sales of PYRUKYND® and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings.
On March 31, 2021, we completed the sale of our oncology business to Servier. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200.0 million in cash, if, prior to January 1, 2027, vorasidenib is granted NDA approval from the FDA with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity. The milestone payment for approval of vorasidenib and royalty payments related to vorasidenib and TIBSOVO® represent contingent consideration. Servier also acquired our co-commercialization rights for Bristol Myers Squibb's IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene, and following the sale Servier is responsible for conducting certain clinical development activities within the IDHIFA® development program. As discussed below in Note 1, Nature of Business, in October 2022, we sold our rights to the royalty on U.S. net sales of TIBSOVO® to Sagard for $131.8 million. We retained our rights to the potential milestone payment and royalties from Servier if a new drug application for vorasidenib is approved by the FDA. In November 2023, Servier announced that it planned to submit a new drug application for vorasidenib for the treatment of IDH-mutant diffuse glioma to the FDA by the end of 2023 and to the European Medicines Agency, or EMA, in early 2024.
Our cash, cash equivalents and marketable securities balance was $806.4 million at December 31, 2023. The $200.0 million milestone payment and royalty payments discussed above are our only committed potential external sources of funds. Whether the regulatory approval milestone for vorasidenib will be achieved is subject to various risks and uncertainties, which are outside our control. Furthermore, we cannot predict what success, if any, Servier may have in the United States with respect to sales of vorasidenib, if approved, and consequently we cannot estimate the amount of royalty payments that we can expect to receive from Servier prior to the loss of exclusivity of vorasidenib.
Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2023, 2022 and 2021:

(In thousands)	2023	2022	2021
Net cash used in operating activities	$(296,062)	$(309,478)	$(407,320)
Net cash provided by investing activities	239,575	243,261	1,248,778
Net cash provided by (used in) financing activities	5,433	2,350	(765,768)
Net change in cash and cash equivalents	$(51,054)	$(63,867)	$75,690
Net cash used in operating activities
Cash used in operating activities of $296.1 million during the year ended December 31, 2023, of which all was used by continuing operations, was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received related to interest income of $31.2 million and cash received from revenues of $28.6 million.
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
Net cash provided by investing activities
The cash provided by investing activities for the year ended December 31, 2023, of which all was provided by continuing operations, was primarily due to higher proceeds from maturities and sales of marketable securities than purchases of marketable securities, partially offset by the $17.5 million up-front payment associated with the Alnylam license agreement discussed above under Overview.
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
Net cash provided by (used in) financing activities
The cash provided by financing activities for the year ended December 31, 2023 was due to $5.4 million of proceeds received from stock option exercises and purchases made pursuant to our employee stock purchase plan.
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
We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2023, together with anticipated product revenue, interest income and the potential vorasidenib milestone will enable us to fund our operating expenses and capital expenditures through several value-creating milestones and at least into 2026. This guidance does not include cash inflows from potential royalties or royalty monetization from vorasidenib, commercializing mitapivat outside of the United States through one or more partnerships, or other potential strategic business or financial agreements. Our future capital requirements will depend on many factors, including:
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
•operational delays due to public health epidemics, including the recent COVID-19 pandemic; and
•operational delays, disruptions and/or increased costs associated with global economic developments, rising global energy prices or energy shortages or rationing.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs primarily through cash on hand, the potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA, the actual and potential future sales of PYRUKYND® and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We do not have any committed external source of funds other than the potential milestone and royalty payments that we are eligible to receive with respect to vorasidenib under our purchase agreement with Servier. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures or declaring dividends.
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
Contractual Obligations
The following table summarizes our significant contractual obligations as of the payment due date by period at December 31, 2023:

	Payments due by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$81,033	$17,142	$39,657	$24,234	$—
Manufacturing arrangements (2)	637	318	319	—	—
Service arrangements (3)	8,143	1,629	3,257	3,257	—
(1) Relates to payment obligations under lease agreements covering approximately 146,000 square feet at 88 Sidney Street, 43,000 square feet at 64 Sidney Street, and 13,000 square feet at 38 Sidney Street, Cambridge, Massachusetts. All leases, as amended, expire on February 29, 2028. At the end of the initial lease period, we have the option to extend the leases at all facilities for two consecutive five-year periods at the fair market rent at the time of the extension.
(2) Relates to payment obligations under a packaging and supply agreement for drug product.
(3) Relates to payment obligations under a development and manufacturing services agreement for drug product. Arrangement is for a contractual term of five years, however, the total funds can be allocated in any manner to meet the agreement terms. Amounts included assume equal payments each year.
We also enter into agreements in the normal course of business with CROs for clinical trials and contract manufacturing organizations, or CMOs, for supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are cancelable at any time by us, generally upon prior written notice to the vendor, and are thus not included in the contractual obligations table.
In July 2023, we entered into a license agreement with Alnylam as discussed above under Overview and under Note 1, Nature of Business, to our consolidated financial statements. Under the license agreement, we may be required to pay up to $130.0 million in potential development and regulatory milestones, in addition to sales milestones as well as tiered royalties on annual net sales, if any, of licensed products, which may be subject to specified reductions and offsets. Such payment obligations are contingent upon the occurrence of future events and the timing and likelihood of such potential obligations are not known.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of December 31, 2023 and December 31, 2022, we had cash, cash equivalents and marketable securities of $806.4 million and $1.1 billion, respectively, consisting primarily of investments in U.S. Treasuries, government securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point change in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs and CMOs that are located in Asia and Europe and are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2023 and December 31, 2022, we had minimal or no liabilities denominated in foreign currencies.

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(b) Director and Officer Trading Arrangements
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2023.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(1)   Financial Statements
The following documents are included on pages F-1 through F-29 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)   Financial Statement Schedules
Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.
(3)   Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
2.1	Purchase and Sale Agreement, dated as of December 20, 2020, by and among the Registrant, Servier Pharmaceuticals, LLC, and, solely for purposes of guaranteeing certain obligations of the Purchaser, Servier S.A.S	8-K	001-36014	December 22, 2020	2.1
2.2**	Purchase and Sale Agreement, dated October 27, 2022, by and among the Registrant, Sagard Healthcare Royalty Partners, LP and Sagard Healthcare Partners Co-Invest Designated Activity Company	10-K	001-36014	February 23, 2023	2.2
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-36014	July 30, 2013	3.1
3.2	Third Amended and Restated By-Laws	8-K	001-36014	March 3, 2023	3.1
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-189216	June 24, 2013	4.1
4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K	001-36014	February 19, 2020	4.3
10.1#	2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.4
10.2#	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.5
10.3#	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.6
10.4#	2013 Employee Stock Purchase Plan	S-1	333-189216	June 24, 2013	10.7
10.5	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-189216	July 11, 2013	10.12

10.6	Lease, dated as of September 15, 2014, between the Registrant and Forest City 88 Sidney, LLC	8-K	001-36014	September 19, 2014	10.1
10.7	First Amendment to Lease for 88 Sidney Street, dated as of November 21, 2014, between the Registrant and Forest City 88 Sidney, LLC	8-K	001-36014	November 26, 2014	10.1
10.8#	Summary Description of Annual Cash Incentive Program	10-Q	001-36014	May 11, 2015	10.1
10.9	Second Amendment to Lease for 88 Sidney Street, dated July 20, 2015, by and between the Registrant and Forest City 88 Sidney Street, LLC	8-K	001-36014	July 23, 2015	10.1
10.10#	Form of Performance Share Unit Agreement under 2013 Stock Incentive Plan	10-K	001-36014	February 26, 2016	10.25
10.11	Lease, dated as of November 17, 2017, between the Registrant and UP 64 Sidney Street, LLC	8-K	001-36014	November 22, 2017	10.1
10.12	Third Amendment to Lease for 88 Sidney Street, dated November 17, 2017, by and between the Registrant and Forest City 88 Sidney Street, LLC	8-K	001-36014	November 22, 2017	10.2
10.13	First Amendment of Lease, dated April 11, 2018, by and between UP 64 Sidney Street, LLC and Agios Pharmaceuticals. Inc.	8-K	001-36014	April 13, 2018	10.1
10.14#	Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan (for employees)	10-Q	001-36014	May 4, 2018	10.1
10.15#	Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan (for directors)	10-K	001-36014	February 14, 2019	10.32
10.16	Lease, dated as of April 11, 2019, by and between the Registrant and Thirty-Eight Sidney Street Limited LLC	10-Q	001-36014	August 1, 2019	10.1
10.17	Fourth Amendment to Lease, dated as of April 11, 2019, by and between the Registrant and Forest City 88 Sidney Street, LLC	10-Q	001-36014	August 1, 2019	10.2
10.18	Third Amendment of Lease, dated as of April 11, 2019, by and between the Registrant and UP 64 Sidney Street, LLC	10-Q	001-36014	August 1, 2019	10.3
10.19	Sublease Agreement, dated July 27, 2021, between the Registrant and Prime Medicine, Inc. (38 Sidney Street)	10-Q	001-36014	November 3, 2021	10.2
10.20	Sublease Agreement, dated July 27, 2021, between the Registrant and Prime Medicine, Inc. (64 Sidney Street)	10-K	001-36014	February 24, 2022	10.44
10.21	Sublease Agreement, dated April 14, 2023, between the Registrant and Watershed Informatics, Inc.					X
10.22#	Letter Agreement, dated July 8, 2022, between the Registrant and Brian Goff	10-Q	001-36014	August 4, 2022	10.2
10.23#	Form of Inducement Stock Option Agreement for Brian Goff	10-Q	001-36014	August 4, 2022	10.3
10.24#	Form of Inducement Restricted Stock Unit Agreement for Brian Goff	10-Q	001-36014	August 4, 2022	10.4

10.25#**	Form of Inducement Performance Stock Unit Agreement for Brian Goff	10-Q	001-36014	August 4, 2022	10.5
10.26#	Letter Agreement, dated as of September 16, 2022, between the Registrant and Cecilia Jones	10-Q	001-36014	November 3, 2022	10.5
10.27#	Form of Inducement Stock Option Agreement for Cecilia Jones	S-8	333- 267624	September 26, 2022	99.1
10.28#	Form of Inducement Restricted Stock Unit Agreement for Cecilia Jones	S-8	333- 267624	September 26, 2022	99.2
10.29#**	Form of Inducement Performance Stock Unit Agreement for Cecilia Jones	S-8	333- 267624	September 26, 2022	99.3
10.30#	Amended and Restated Severance Benefits Plan	8-K	001-36014	October 7, 2022	10.1
10.31#	Letter Agreement, dated as of December 5, 2022, between the Registrant and Tsveta Milanova	10-K	001-36014	February 23, 2023	10.38
10.32#	Form of Inducement Stock Option Agreement for Tsveta Milanova	S-8	333- 269018	January 3, 2023	99.1
10.33#	Form of Inducement Restricted Stock Unit Agreement for Tsveta Milanova	S-8	333- 269108	January 3, 2023	99.2
10.34#**	Form of Inducement Performance Stock Unit Agreement for Tsveta Milanova	S-8	333- 269108	January 3, 2023	99.3
10.35#	2023 Stock Incentive Plan	S-8	333-272615	June 13, 2023	99.1
10.36#	Form of Stock Option Agreement Under 2023 Stock Incentive Plan	10-Q	001-36014	August 3, 2023	10.2
10.37#	Form of Restricted Stock Unit Agreement Under 2023 Stock Incentive Plan	10-Q	001-36014	August 3, 2023	10.3
10.38#	Form of Restricted Stock Unit Agreement (Performance-Based) Under 2023 Stock Incentive Plan	10-Q	001-36014	August 3, 2023	10.4
21.1	Subsidiaries of the Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm					X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Dodd-Frank Compensation Recovery Policy					X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

#	Indicates management contract or compensatory plan or arrangement.
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

AGIOS PHARMACEUTICALS, INC.

February 15, 2024	By:	/s/ Brian Goff
Brian Goff Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brian Goff	Chief Executive Officer (Principal executive officer)	February 15, 2024
Brian Goff
/s/ Cecilia Jones	Chief Financial Officer (Principal financial officer)	February 15, 2024
Cecilia Jones
/s/ T.J. Washburn	Vice President, Controller (Principal accounting officer)	February 15, 2024
T.J. Washburn
/s/ Jacqualyn A. Fouse	Chair of the Board of Directors	February 15, 2024
Jacqualyn A. Fouse, Ph.D.
/s/ Rahul Ballal	Director	February 15, 2024
Rahul Ballal, Ph.D.
/s/ Jeffrey Capello	Director	February 15, 2024
Jeffrey Capello
/s/ Kaye Foster	Director	February 15, 2024
Kaye Foster
/s/ Maykin Ho	Director	February 15, 2024
Maykin Ho, Ph.D.
/s/ Catherine Owen	Director	February 15, 2024
Catherine Owen
/s/ David Scadden	Director	February 15, 2024
David Scadden, M.D.
/s/ David P. Schenkein	Director	February 15, 2024
David P. Schenkein, M.D.
/s/ Cynthia Smith	Director	February 15, 2024
Cynthia Smith

Agios Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Agios Pharmaceuticals, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Agios Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - PYRUKYND® Product Revenue
As described in Notes 2 and 8 to the consolidated financial statements, the Company generates product revenue from sales of PYRUKYND® to a limited number of specialty distributors and specialty pharmacy providers, or collectively, the Customers. These Customers subsequently resell PYRUKYND® to pharmacies or dispense directly to patients. The performance obligation related to the sale of PYRUKYND® is satisfied and revenue is recognized when the Customer obtains control of the product, which occurs at a point in time, typically upon delivery to the Customer. Revenues from product sales are recorded at the net sales price, or transaction price, which includes estimates of variable consideration for which reserves are established and result from contractual adjustments, government rebates, returns and other allowances that are offered within the contracts with the Customers, healthcare providers, payors and other indirect customers relating to the sale of its products. For the year ended December 31, 2023, the Company recognized $26.8 million of net product revenue relating to the sale of PYRUKYND®.
The principal consideration for our determination that performing procedures relating to PYRUKYND® product revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s product revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of PYRUKYND® product revenue at the transaction price once control passes to the customer. These procedures also included, among others, (i) evaluating management’s revenue recognition policy and (ii) testing the completeness, accuracy, and occurrence of revenue recognized for a sample of product revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, proof of delivery, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 15, 2024
We have served as the Company’s auditor since 2017.

Agios Pharmaceuticals, Inc.
Consolidated Balance Sheets

(In thousands, except share and per share data) December 31:	2023	2022
Assets
Current assets:
Cash and cash equivalents	$88,205	$139,259
Marketable securities	688,723	643,860
Accounts receivable, net	2,810	2,206
Inventory	19,076	8,492
Prepaid expenses and other current assets	35,021	38,955
Total current assets	833,835	832,772
Marketable securities	29,435	313,874
Operating lease assets	54,409	65,129
Property and equipment, net	15,382	22,987
Other non-current assets	4,057	3,956
Total assets	$937,118	$1,238,718
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,780	$18,616
Accrued expenses	43,167	30,350
Operating lease liabilities	15,008	13,663
Total current liabilities	67,955	62,629
Operating lease liabilities, net of current portion	56,988	71,996
Other non-current liabilities	1,156	3,279
Total liabilities	126,099	137,904
Commitments and contingent liabilities (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 72,161,489 shares issued and 55,945,078 outstanding at December 31, 2023 and 71,256,118 shares issued and 55,039,707 outstanding at December 31, 2022	72	71
Additional paid-in capital	2,436,523	2,386,325
Accumulated other comprehensive loss	(441)	(12,535)
Accumulated deficit	(822,649)	(470,561)
Treasury stock, at cost (16,216,411 shares at December 31, 2023 and December 31, 2022)	(802,486)	(802,486)
Total stockholders’ equity	811,019	1,100,814
Total liabilities and stockholders’ equity	$937,118	$1,238,718
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Operations

(In thousands, except share and per share data) Years Ended December 31:	2023	2022	2021
Revenues:
Product revenue, net	$26,823	$11,740	$—
Milestone revenue	—	2,500	—
Total revenue	26,823	14,240	—
Operating expenses
Cost of sales	$2,881	$1,704	$—
Research and development	295,526	279,910	256,973
Selling, general and administrative	119,903	121,673	121,445
Total operating expenses	418,310	403,287	378,418
Loss from operations	(391,487)	(389,047)	(378,418)
Gain on sale of contingent payments	—	127,853	—
Royalty income from gain on sale of oncology business	—	9,851	6,639
Interest income, net	33,344	12,793	836
Other income, net	6,055	6,749	14,433
Net loss from continuing operations	(352,088)	(231,801)	(356,510)
Net income from discontinued operations, net of tax	—	—	1,961,225
Net (loss) income	$(352,088)	$(231,801)	$1,604,715
Net loss from continuing operations per share - basic and diluted	$(6.33)	$(4.23)	$(5.90)
Net income from discontinued operations per share - basic and diluted	$—	$—	$32.45
Net (loss) income per share - basic and diluted	$(6.33)	$(4.23)	$26.55
Weighted-average number of common shares used in computing net loss per share from continuing operations, net income per share from discontinued operations and net (loss) income per share – basic and diluted	55,651,487	54,789,435	60,447,346
 See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive (Loss) Income

(In thousands) Years Ended December 31:	2023	2022	2021
Net (loss) income	$(352,088)	$(231,801)	$1,604,715
Other comprehensive (loss) income
Unrealized gain (loss) on available-for-sale securities	12,094	(11,337)	(1,303)
Comprehensive (loss) income	$(339,994)	$(243,138)	$1,603,412
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury		Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2020	69,293,920	$69	$2,242,801	$105	$(1,843,475)	—	$—	$399,500
Unrealized loss on available-for-sale securities	—	—	—	(1,303)	—	—	—	(1,303)
Net income	—	—	—	—	1,604,715	—	—	1,604,715
Stock-based compensation expense	—	—	53,508	—	—	—	—	53,508
Common stock issued under stock incentive plan and ESPP	1,256,711	2	37,294	—	—	—	—	37,296
Repurchase of common stock	—	—	—	—	—	(16,216,411)	(802,486)	(802,486)
Disposition of oncology business	—	—	745	—	—	—	—	745
Balance at December 31, 2021	70,550,631	$71	$2,334,348	$(1,198)	$(238,760)	(16,216,411)	$(802,486)	$1,291,975
Unrealized loss on available-for-sale securities	—	—	—	(11,337)	—	—	—	(11,337)
Net loss	—	—	—	—	(231,801)	—	—	(231,801)
Stock-based compensation expense	—	—	49,296	—	—	—	—	49,296
Common stock issued under stock incentive plan and ESPP	705,487	—	2,681	—	—	—	—	2,681
Balance at December 31, 2022	71,256,118	$71	$2,386,325	$(12,535)	$(470,561)	(16,216,411)	$(802,486)	$1,100,814
Unrealized gain on available-for-sale securities	—	—	—	12,094	—	—	—	12,094
Net loss	—	—	—	—	(352,088)	—	—	(352,088)
Stock-based compensation expense	—	—	44,766	—	—	—	—	44,766
Common stock issued under stock incentive plan and ESPP	905,371	1	5,432	—	—	—	—	5,433
Balance at December 31, 2023	72,161,489	$72	$2,436,523	$(441)	$(822,649)	(16,216,411)	$(802,486)	$811,019
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows

(In thousands) Years Ended December 31:	2023	2022	2021
Operating activities
Net (loss) income	$(352,088)	$(231,801)	$1,604,715
Less: Net income from discontinued operations	—	—	1,961,225
Net loss from continuing operations	(352,088)	(231,801)	(356,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,623	8,564	9,240
Stock-based compensation expense	44,766	49,296	53,508
Net (accretion of discount) amortization of premium on marketable securities	(5,051)	(1,198)	6,949
Gain on sale of contingent payments	—	(127,853)	—
Loss (gain) on disposal of property and equipment	553	(48)	12
Non-cash operating lease expense	10,720	9,995	9,537
Expense associated with license agreement	17,500	—	—
Realized gain on investments	(28)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(604)	(2,206)	—
Inventory	(10,584)	(8,492)	—
Other receivables	—	447	(4,378)
Prepaid expenses and other current and non-current assets	3,833	(176)	(26,846)
Accounts payable	(8,733)	3,436	1,863
Accrued expenses	12,817	(1,617)	66
Operating lease liabilities	(13,663)	(10,828)	(7,527)
Other liabilities	(2,123)	3,003	—
Net cash used in operating activities - continuing operations	(296,062)	(309,478)	(314,086)
Net cash used in operating activities - discontinued operations	—	—	(93,234)
Net cash used in operating activities	(296,062)	(309,478)	(407,320)
Investing activities
Purchases of marketable securities	(417,930)	(1,030,781)	(1,378,221)
Proceeds from maturities and sales of marketable securities	674,679	1,146,175	829,804
Proceeds from sale of contingent payments	—	131,784	—
Payments associated with license agreement	(17,500)	—	—
Purchases of property and equipment	(999)	(4,881)	(5,741)
Proceeds from sale of equipment	1,325	964	—
Net cash provided by (used in) investing activities - continuing operations	239,575	243,261	(554,158)
Net cash provided by investing activities - discontinued operations	—	—	1,802,936
Net cash provided by investing activities	239,575	243,261	1,248,778
Financing activities
Payments on financing lease obligations	—	(331)	(578)
Purchase of treasury stock	—	—	(802,486)
Net proceeds from stock option exercises and employee stock purchase plan	5,433	2,681	37,296
Net cash provided by (used in) financing activities	5,433	2,350	(765,768)
Net change in cash and cash equivalents	(51,054)	(63,867)	75,690
Cash and cash equivalents at beginning of the period	139,259	203,126	127,436
Cash and cash equivalents at end of the period	$88,205	$139,259	$203,126

Supplemental disclosure of non-cash investing and financing transactions:
Additions to property and equipment in accounts payable and accrued expenses	$55	$158	$1,678
Net cash taxes paid	$1,569	$—	$16,078
Financing lease liabilities arising from obtaining financing lease assets	$—	$—	$511
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
Note 1. Nature of Business
References to Agios
Throughout this Annual Report on Form 10-K, “the Company,” “Agios,” “we,” “us,” and “our,” and similar expressions, except where the context requires otherwise, refer to Agios Pharmaceuticals, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of Agios Pharmaceuticals, Inc.
Overview
We are a biopharmaceutical company committed to transforming patients’ lives through leadership in the field of cellular metabolism, with the goal of creating differentiated medicines for rare diseases, with a focus on classical hematology. With a history of focused study on cellular metabolism, we have a deep and mature understanding of this biology, which is involved in the healthy functioning of nearly every system in the body. Building on this expertise, these learnings can be rapidly applied to our clinical trials with the goal of developing medicines that can have a significant impact for patients. We accelerate the impact of our portfolio by cultivating connections with patient communities, healthcare professionals, partners and colleagues to discover, develop and deliver potential therapies for rare diseases. We are located in Cambridge, Massachusetts.
The lead product candidate in our portfolio, PYRUKYND® (mitapivat), is an activator of both wild-type and mutant pyruvate kinase, or PK, enzymes for the potential treatment of hemolytic anemias. In February 2022, the U.S. Food and Drug Administration, or FDA, approved PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In November 2022, we received marketing authorization from the European Commission for PYRUKYND® for the treatment of PK deficiency in adult patients in the European Union, or EU. In December 2022, we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure. In addition, we are currently evaluating PYRUKYND® in clinical trials for the treatment of thalassemia, sickle cell disease, or SCD, and in pediatric patients with PK deficiency. We are also developing (i) AG-946, a novel PK activator, for the potential treatment of lower-risk myelodysplastic syndrome, or LR MDS, and hemolytic anemias, and (ii) AG-181, our phenylalanine hydroxylase, or PAH, stabilizer for the potential treatment of phenylketonuria, or PKU.

In addition to the aforementioned development programs, in July 2023 we entered into a license agreement with Alnylam Pharmaceuticals, Inc., or Alnylam for the development and commercialization of products containing or comprised of an siRNA preclinical development candidate discovered by Alnylam and targeting the transmembrane serine protease 6, or TMPRSS6, gene and we intend to pursue development of a licensed product for the potential disease-modifying treatment of patients with polycythemia vera, or PV, a rare blood disorder.

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
Alnylam License Agreement
On July 28, 2023, we entered into a license agreement with Alnylam under which we acquired the rights to develop and commercialize Alnylam’s novel preclinical siRNA targeting the TMPRSS6 gene, as a potential disease-modifying treatment for patients with PV. Because the acquired assets do not meet the definition of a business in accordance with ASC 805, Business Combinations, we will account for the agreement as an asset acquisition.
In accordance with the license agreement, in the twelve months ended December 31, 2023, we made an up-front payment to Alnylam and recognized in-process research and development of $17.5 million which was recorded in research and development expense within our Consolidated Statements of Operations and classified as investing activities within our Consolidated Statements of Cash Flows. We will also pay Alnylam for certain expenses associated with the development of TMPRSS6 and these will be recorded in our Consolidated Statements of Operations as incurred. Additionally, we are responsible to pay up to $130.0 million in potential development and regulatory milestones, in addition to sales milestones as well as tiered royalties on annual net sales, if any, of licensed products, which may be subject to specified reductions and offsets.

Sale of Oncology Business to Servier and Sale of Contingent Payments
On March 31, 2021, we completed the sale of our oncology business to Servier Pharmaceuticals, LLC, or Servier, which represented a discontinued operation. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200.0 million in cash, if, prior to January 1, 2027, vorasidenib is granted new drug application, or NDA, approval from the FDA with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity. Servier also acquired our co-commercialization rights for Bristol Myers Squibb’s IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene Corporation, or Celgene, and following the sale Servier will conduct certain clinical development activities within the IDHIFA® development program.
In October 2022, we sold our rights to future contingent payments associated with the royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through the loss of exclusivity to entities affiliated with Sagard Healthcare Partners, or Sagard, and recognized income of $127.9 million within the gain on sale of contingent payments line item in our Consolidated Statements of Operations for the year ended December 31, 2022. We retain our rights to the potential milestone payment and royalties from Servier if a new drug application for vorasidenib is approved by the FDA.
We recorded income from royalties of $9.9 million and $6.6 million on U.S. net sales of TIBSOVO® by Servier in the royalty income from gain on sale of oncology business line item within the consolidated statements of operations for the years ended December 31, 2022 and December 31, 2021, respectively.
Reclassifications
Certain amounts in prior periods have been reclassified to reflect the impact of the discontinued operations treatment of the oncology business in order to conform to the current period presentation.
Liquidity
As of December 31, 2023, we had cash, cash equivalents and marketable securities of $806.4 million. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities to be sufficient to fund current operations for at least the next twelve months from the issuance of the financial statements. If we are unable to raise additional funds through equity or debt financings, we may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
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
Product Revenue
We generate product revenue from sales of PYRUKYND® to a limited number of specialty distributors and specialty pharmacy providers, or collectively, the Customers. These Customers subsequently resell PYRUKYND® to pharmacies or dispense PYRUKYND® directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of PYRUKYND®.
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
Cost of sales
Cost of sales consists primarily of manufacturing costs for sales of PYRUKYND®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of PYRUKYND® recorded during the twelve months ended December 31, 2023 and 2022 were expensed prior to February 17, 2022 and, therefore, are not included in costs of sales during the twelve months ended December 31, 2023 and 2022.
Marketable securities
Marketable securities at December 31, 2023 and 2022 consisted of investments in U.S. Treasuries, government securities and corporate debt securities. We determine the appropriate classification of the securities at the time they are acquired and evaluate the appropriateness of such classifications at each balance sheet date. We classify our marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value. Unrealized gains and losses are included as a component of accumulated other comprehensive (loss) income in the consolidated balance sheets and statements of stockholders’ equity and a component of total comprehensive (loss) income in the consolidated statements of comprehensive (loss) income, until realized. Realized gains and losses are included in investment income on a specific-identification basis.
At December 31, 2023 and 2022, we held both current and non-current investments. Investments classified as current are those that: (i) have a maturity of less than one year, or (ii) have a maturity of one to two years but we intend to liquidate within the next twelve months. Investments classified as non-current are those that: (i) have a maturity of one to two years, and (ii) we do not intend to liquidate within the next one year, although these funds are available for use and therefore classified as available-for-sale.
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
Our financial assets, which include cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2023 or 2022. Fair value information for these assets, including their classification in the fair value hierarchy is included in Note 3, Fair Value Measurements.
There have been no changes to the valuation methods during the years ended December 31, 2023 and 2022. We evaluate transfers between levels at the end of each reporting period.
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
Impairment of long-lived assets
We periodically evaluate our long-lived assets for potential impairment in accordance with ASC 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on the undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. We did not recognize any impairment charges through December 31, 2023.
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
We have not entered into any material short-term leases or financing leases as of December 31, 2023.
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
Stock-based compensation
We account for stock-based compensation awards in accordance with ASC 718, Compensation –Stock Compensation, or ASC 718. For stock-based awards granted to employees, non-employees and members of the board of directors for their services and for participation in our employee stock purchase plan, we estimate the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires us to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, we recognize stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period. For awards subject to performance-based vesting conditions, we recognize stock-based compensation expense if the performance condition is considered probable of achievement using management’s best estimates.
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

Comprehensive (loss) income
Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances, and currently consists of net loss and unrealized gains and losses on available-for-sale securities. Accumulated other comprehensive (loss) income consists entirely of unrealized gains and losses from available-for-sale securities as of December 31, 2023 and 2022.
Net (loss) income per share
Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net (loss) income per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the dilutive net (loss) income per share calculation, stock options, restricted stock units, or RSUs, performance-based stock units, or PSUs, and market-based stock units, or MSUs, for which the performance and market vesting conditions, respectively, have been deemed probable, and employee stock purchase plan shares are considered to be common stock equivalents but are excluded from the calculation of diluted net (loss) income per share as their effect would be anti-dilutive.
We utilize the control number concept in the computation of diluted earnings per share to determine whether potential common stock equivalents are dilutive. The control number used is loss from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories. Since we had a net loss from continuing operations for all periods presented, no dilutive effect has been recognized in the calculation of income (loss) from discontinued operations per share or net (loss) income per share.
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
Discontinued operations
We accounted for the sale of our oncology business in the first quarter of 2021 in accordance with ASC 205, Discontinued Operations and Accounting Standards Update, or ASU, No. 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity. We followed the held-for-sale criteria as defined in ASC 360, Property, Plant and Equipment, and ASC 205. ASC 205 requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the consolidated statements of operations. Assets and liabilities are also reclassified into separate line items on the related consolidated balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations.
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
Note 3. Fair Value Measurements
The following table summarizes our cash equivalents and marketable securities measured at fair value and by level (as described in Note 2, Summary of Significant Accounting Policies) on a recurring basis as of December 31, 2023:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$30,123	$—	$—	$30,123
Total cash equivalents	30,123	—	—	30,123

Marketable securities:
U.S. Treasuries	—	35,652	—	35,652
Government securities	—	257,020	—	257,020
Corporate debt securities	—	425,486	—	425,486
Total marketable securities	—	718,158	—	718,158
Total cash equivalents and marketable securities	$30,123	$718,158	$—	$748,281
There were no transfers between Level 1 and Level 2 and we had no financial assets or liabilities that were classified as Level 3 at any point during the year ended December 31, 2023.
Note 4. Marketable Securities
Marketable securities at December 31, 2023 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$30,876	$—	$(56)	$30,820
Government securities	247,460	194	(695)	246,959
Corporate debt securities	411,045	874	(975)	410,944
Total Current	689,381	1,068	(1,726)	688,723

Non-current:
U.S. Treasuries	4,802	30	—	4,832
Government securities	9,986	75	—	10,061
Corporate debt securities	14,430	112	—	14,542
Total Non-current	29,218	217	—	29,435
Total marketable securities	$718,599	$1,285	$(1,726)	$718,158

Marketable securities at December 31, 2022 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$68,175	$3	$(811)	$67,367
Government securities	220,901	8	(5,289)	215,620
Corporate debt securities	363,263	1	(2,391)	360,873
Total Current	652,339	12	(8,491)	643,860

Non-current:
U.S. Treasuries	17,418	4	(193)	17,229
Government securities	117,475	7	(1,659)	115,823
Corporate debt securities	183,037	76	(2,291)	180,822
Total Non-current	317,930	87	(4,143)	313,874
Total marketable securities	$970,269	$99	$(12,634)	$957,734
There were no material realized gains or losses on marketable securities for the years ended December 31, 2023 and 2022.
At December 31, 2023 and 2022, we held 151 and 259 debt securities, respectively, that were in an unrealized loss position for less than one year. We did not record an allowance for credit losses as of December 31, 2023 and 2022 related to these securities. The aggregate fair value of debt securities in an unrealized loss position at December 31, 2023 and 2022 was $513.5 million and $868.2 million, respectively. There were no individual securities that were in a significant unrealized loss position as of December 31, 2023 and 2022. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We do not consider these marketable securities to be impaired as of December 31, 2023 and 2022.
Note 5. Inventory
Inventory, which consists of commercial supply of PYRUKYND®, consisted of the following:

(In thousands)	December 31, 2023	December 31, 2022
Raw materials	$51	$—
Work-in-process	17,568	7,550
Finished goods	1,457	942
Total inventory	$19,076	$8,492
Note 6. Leases
Our building leases are comprised of office and laboratory space under non-cancelable operating leases. These lease agreements have remaining lease terms of four years and contain various clauses for renewal at our option. The renewal options were not included in the calculation of the operating lease assets and the operating lease liabilities as the renewal options are not reasonably certain of being exercised. The lease agreements do not contain residual value guarantees.
We currently lease approximately 146,000 square feet at 88 Sidney Street, 43,000 square feet at 64 Sidney Street, and 13,000 square feet at 38 Sidney Street, Cambridge, Massachusetts. All leases, as amended, expire on February 29, 2028. At the end of the initial lease period, we have the option to extend the leases at all facilities for two consecutive five-year periods at the fair market rent at the time of the extension.
The components of lease expense and other information related to leases were as follows:

(In thousands)	2023	2022	2021
Operating lease costs	$15,227	$15,227	$15,229
Cash paid for amounts included in the measurement of operating lease liabilities	18,170	17,035	14,411
We have not entered into any material short-term leases or financing leases as of December 31, 2023.

In arriving at the operating lease liabilities as of December 31, 2023, we applied the weighted-average incremental borrowing rate of 5.7% from inception over a weighted-average remaining lease term of 4.2 years. In arriving at the operating lease liabilities as of December 31, 2022, we applied the weighted-average incremental borrowing rate of 5.7% over a weighted-average remaining lease term of 5.2 years.
As of December 31, 2023, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter, were as follows:

(In thousands)
2024	$17,142
2025	19,506
2026	20,151
2027	20,755
2028	3,479
Thereafter	—
Undiscounted minimum rental commitments	81,033
Interest	(9,037)
Total operating lease liabilities	$71,996
We provided our landlord a security deposit of $2.9 million as security for our leases, which is included within other non-current assets on our consolidated balance sheet.
In August 2021, we entered into a long-term sublease agreement for 13,000 square feet of the office space at 38 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through December 2024. In April 2022, we entered into a long-term sublease agreement for 27,000 square feet of the office space at 64 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through April 2025. At the end of the initial sublease periods, the subtenant has the option to extend the leases for one additional 6-month period.
In May 2023, we entered into a long-term sublease agreement for 7,407 square feet of office space on the first floor of 64 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through April 2025. At the end of the initial sublease period, the subtenant has the option to extend the lease for one additional year, followed by a second extension option for twenty-two additional months.
We recorded operating sublease income of $6.1 million and $4.1 million for the years ended December 31, 2023 and December 31, 2022, respectively, in other income, net in the consolidated statements of operations. We received a security deposit from our sublessee of approximately $1.2 million which is recorded within other non-current assets on our consolidated balance sheet.
As of December 31, 2023, the future minimum lease payments to be received under the long-term sublease agreements were as follows:

(In thousands)
2024	5,078
2025	1,310
Total	$6,388
Note 7. Accrued Expenses
Accrued expenses consisted of the following at December 31:

(In thousands)	2023	2022
Accrued compensation	$23,232	$18,105
Accrued research and development costs	15,463	8,425
Accrued professional fees	3,115	2,435
Accrued other	1,357	1,385
Total accrued expenses	$43,167	$30,350

Note 8. Product Revenue
We generate product revenue from sales of PYRUKYND® to a limited number of specialty distributors and specialty pharmacy providers, or collectively, the Customers. These Customers subsequently resell PYRUKYND® to pharmacies or dispense PYRUKYND® directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of PYRUKYND®.
The performance obligation related to the sale of PYRUKYND® is satisfied and revenue is recognized when the Customer obtains control of the product, which occurs at a point in time, typically upon delivery to the Customer.
Product revenue, net, was as follows for the years ended December 31:

(In thousands)	2023	2022	2021
Product revenue, net	$26,823	$11,740	$—
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
The following tables summarize balances and activity in each of the product revenue allowance and reserve categories for the years ended December 31, 2023 and December 31, 2022:

(In thousands)	Contractual Adjustments	Government Rebates	Returns	Total
Balance at December 31, 2022	$65	$573	$133	$771
Current provisions relating to sales in the current year	1,079	2,086	2,182	5,347
Adjustments relating to prior years	—	(237)	(77)	(314)
Payments/returns relating to sales in the current year	(938)	(1,003)	(1,958)	(3,899)
Payments/returns relating to sales in the prior years	(50)	(335)	(48)	(433)
Balance at December 31, 2023	$156	$1,084	$232	$1,472

(In thousands)	Contractual Adjustments	Government Rebates	Returns	Total
Balance at December 31, 2021	$—	$—	$—	$—
Current provisions relating to sales in the current year	497	912	133	1,542
Adjustments relating to prior years	—	—	—	—
Payments/returns relating to sales in the current year	(432)	(339)	—	(771)
Payments/returns relating to sales in the prior years	—	—	—	—
Balance at December 31, 2022	$65	$573	$133	$771

Total revenue-related reserves above, included in our consolidated balance sheets, are summarized as follows:

(In thousands)	December 31, 2023	December 31, 2022
Reduction of accounts receivable	$151	$60
Component of accrued expenses	1,321	711
Total revenue-related reserves	$1,472	$771
The following table presents changes in our contract assets, which consisted of accounts receivable, net:

(In thousands)	December 31, 2023	December 31, 2022
Beginning balance	$2,206	$—
Additions (1)	31,855	13,283
Deductions (1)	(31,251)	(11,077)
Ending balance	$2,810	$2,206
(1) Additions to contract assets relate to amounts billed to Customers for product sales, and deductions to contract assets primarily relate to collection of receivables during the reporting period.

Note 9. Share-Based Payments
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
As of December 31, 2023, the maximum number of shares reserved under the 2013 Plan, the 2023 Plan and the inducement grants described above was 12,004,551, and we had 4,989,341 shares available for future issuance under the 2023 Plan.

Stock options
The following table summarizes the stock option activity of all stock incentive plans for the year ended December 31, 2023:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	5,772,564	$48.81	6.50	$5,362
Granted	886,795	25.84
Exercised	(235,401)	12.83
Forfeited/Expired	(1,160,277)	56.10
Outstanding at December 31, 2023	5,263,681	$44.94	6.36	$423
Exercisable at December 31, 2023	3,344,010	$53.55	5.02	$398
Vested and expected to vest at December 31, 2023	5,263,681	$44.94	6.36	$423
The weighted-average grant date fair value of options granted was $14.32, $15.64 and $31.20 during the years ended December 31, 2023, 2022 and 2021, respectively. The total intrinsic value of options exercised was $2.9 million, $0.3 million and $8.5 million during the years ended December 31, 2023, 2022 and 2021, respectively.
At December 31, 2023, the total unrecognized compensation expense related to unvested stock option awards was $27.8 million, which we expect to recognize over a weighted-average period of approximately 2.40 years.
Restricted stock units
Upon vesting, each RSU entitles the holder to receive a specified number of shares of our common stock. The following table presents RSU activity for the year ended December 31, 2023:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2022	1,117,921	$38.30
Granted	914,943	25.93
Vested	(464,881)	41.36
Forfeited	(221,282)	33.25
Unvested shares at December 31, 2023	1,346,701	$29.67
As of December 31, 2023, there was approximately $22.6 million of total unrecognized compensation expense related to RSUs, which we expect to be recognized over a weighted-average period of 1.75 years.
Performance-based stock units
At the achievement of the performance-based and service-based vesting criteria, each PSU entitles the holder to receive a specified number of shares of our common stock. The following table presents PSU activity for the year ended December 31, 2023:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2022	430,243	$35.87
Granted	125,897	25.23
Vested	(92,257)	30.18
Forfeited	(101,750)	46.39
Unvested shares at December 31, 2023	362,133	$30.66
Included in unvested shares were 145,023 shares with performance-based vesting criteria that were considered probable of achievement at December 31, 2023 and vested in January 2024. Stock-based compensation expense associated with these PSUs is recognized if the underlying performance condition is considered probable of achievement using our management’s best estimates. As of December 31, 2023, there was no unrecognized compensation expense related to PSUs with performance-

based vesting criteria that are considered probable of achievement that we expect to recognize. There is $5.9 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered not probable of achievement.
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
The following table presents MSU activity for the year ended December 31, 2023:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2022	42,695	$41.50
Granted	—	—
Unvested shares at December 31, 2023	42,695	$41.50
As of December 31, 2023, there was no remaining unrecognized compensation expense related to MSUs.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. On January 1, 2023, the annual increase for the 2013 ESPP resulted in an additional 509,091 shares authorized for issuance. We issued 112,832 shares and 104,867 shares during the years ended December 31, 2023 and 2022, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 2,363,636 shares of our common stock. As of December 31, 2023, we had 1,686,039 shares available for future issuance under the 2013 ESPP.
Stock-based compensation expense
During the years ended December 31, 2023, 2022 and 2021, we recorded stock-based compensation expense for employee and non-employee stock options, RSUs, PSUs, and ESPP shares. Stock-based compensation expense by award type included within the consolidated statements of operations is as follows:

(In thousands)	2023	2022	2021
Stock options	$17,163	$23,731	$30,985
Restricted stock units	19,367	21,670	21,510
Performance-based stock units	7,368	2,919	—
Employee Stock Purchase Plan	868	976	1,013
Total stock-based compensation expense	$44,766	$49,296	$53,508
Expenses related to equity-based awards were allocated as follows in the consolidated statements of operations:

(In thousands)	2023	2022	2021
Research and development expense	$17,064	$20,988	$24,527
Selling, general and administrative expense	27,702	28,308	28,981
Total stock-based compensation expense	$44,766	$49,296	$53,508
No related tax benefits were recognized for the years ended December 31, 2023, 2022 and 2021.

The fair value of each stock option granted to employees and non-employees is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used in calculating the grant date fair value of the awards:

	2023	2022	2021
Risk-free interest rate	4.05%	2.55%	0.72%
Expected dividend yield	—	—	—
Expected term (in years)	5.99	6.03	6.05
Expected volatility	54.26%	55.30%	61.72%
Expected term
We use the “simplified method” as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share Based Payments, to estimate the expected term of stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the contractual term of ten years and the weighted-average vesting term of the stock options, taking into consideration multiple vesting tranches. We utilize this method due to the plain-vanilla nature of our share-based awards.
Volatility
The expected volatility has been determined using our historical volatilities for a period equal to the expected term of the option grant.
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
Note 10. Net Income (Loss) per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net income (loss) per share calculation, stock options, RSUs, PSUs and MSUs for which the performance and market vesting conditions, respectively, have been deemed probable, and 2013 ESPP shares are considered to be common stock equivalents, while PSUs and MSUs with performance and market vesting conditions, respectively, that were not deemed probable as of December 31, 2023 are not considered to be common stock equivalents.
We utilize the control number concept in the computation of diluted earnings per share to determine whether potential common stock equivalents are dilutive. The control number used is net loss from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories. Since we had a net loss from continuing operations for all periods presented, no dilutive effect has been recognized in the calculation of income (loss) from discontinued operations per share or net income (loss) per share. Basic and diluted net income (loss) per share was the same for all periods presented.

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Years ended December 31,
	2023	2022	2021
Stock options	5,263,681	5,772,564	4,798,826
Restricted stock units	1,346,701	1,117,921	1,002,924
Performance-based stock units	145,023	—	—
Employee Stock Purchase Plan shares	48,713	42,026	39,864
Total	6,804,118	6,932,511	5,841,614
Note 11. Income Taxes
The domestic and foreign components of loss from continuing operations before income taxes are as follows:

(In thousands)	2023	2022	2021
Domestic	$(352,085)	$(231,767)	$(356,665)
Foreign	(3)	(34)	155
Total	$(352,088)	$(231,801)	$(356,510)
We did not have any provision for income taxes for the years ended December 31, 2023, 2022 and 2021.
A reconciliation of the expected income tax benefit (expense) computed using the federal statutory income tax rate to our effective income tax rate is as follows for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Income tax benefit computed at federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.9%	2.9%	2.6%
Change in valuation allowance	(23.8)%	(25.7)%	(24.5)%
General business credits and other credits	4.2%	5.2%	5.3%
Permanent differences and other adjustments	(2.8)%	(2.3)%	(3.9)%
Stock based compensation	(0.5)%	(1.1)%	(0.5)%
Total	—%	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for the years ended December 31, 2023 and 2022 are as follows:

(In thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$64,066	$32,907
Tax credit carryforwards	180,635	163,780
Purchased intangible assets	14,155	11,583
Stock-based compensation	20,954	26,236
Operating lease liability	16,780	21,042
Non-deductible accruals and reserves, including inventory	5,134	3,992
Section 174 R&D expense	93,333	56,565
Total deferred tax assets	395,057	316,105
Depreciation and amortization	(1,986)	(3,767)
Operating lease right of use asset	(13,411)	(16,345)
Less: valuation allowance	(379,660)	(295,993)
Net deferred taxes	$—	$—
The Tax Cuts and Jobs Act (TCJA) requires taxpayers to capitalize and amortize research and experimental expenditures under Internal Revenue Code section 174 for tax years beginning after December 31, 2021. The Company capitalized research and experimental costs of $232.7 million and $261.4 million for the years ended December 31, 2023 and December 31, 2022, respectively. We will amortize these costs for tax purposes over 5 years if the research and experimentation was performed in the U.S. and over 15 years if the research and experimentation was performed outside the U.S.
As of December 31, 2023, we had net operating loss carryforwards, or NOLs, available to reduce federal, state and foreign income taxes of approximately $131.7 million, $502.4 million and $65.2 million, respectively. At December 31, 2023, we also had available research and development tax credits for federal and state income tax purposes of approximately $25.5 million and $28.1 million, respectively. If not utilized, the credits begin to expire in 2039 and 2027 for federal and state income tax purposes, respectively. We engaged in clinical testing activities and incurred expenses that qualify for the federal orphan drug tax credit. At December 31, 2023, we had available orphan drug tax credits for federal purposes only of approximately $132.9 million. If not utilized, the orphan drug credits begin to expire in 2035.
As provided by Section 382 of the Internal Revenue Code of 1986, or Section 382, and similar state provisions, utilization of NOLs and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations that have previously occurred or that could occur in the future. Ownership changes may limit the amount of NOLs and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of five percent stockholders in the stock of a corporation by more than 50 percent in the aggregate over a three year period. We completed a review of our changes in ownership through December 31, 2023 and determined that transactions have resulted in no ownership changes during the year ended December 31, 2023, as defined by Section 382. The impact of the historical ownership changes has been reflected in our deferred tax assets in the table above.
As required by ASC 740, we have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on the weight of available evidence, both positive and negative, we recorded a valuation allowance of $379.7 million and $296.0 million as of December 31, 2023 and December 31, 2022, respectively, because we have determined that it is more likely than not that these assets will not be fully realized. The valuation allowance increased by $83.7 million for the year ended December 31, 2023 and by $59.5 million for the year ended December 31, 2022 primarily due to the Section 174 R&D expense capitalization.

The following table presents our change in valuation allowance for the years ended December 31, 2023 and, 2022:

(In thousands)	2023	2022
Valuation allowance at the beginning of the year	$295,993	$236,478
Increase (decrease) for the current period	83,667	59,515
Valuation allowance at the end of the year	$379,660	$295,993
As of December 31, 2023, the unremitted earnings of our foreign subsidiaries are not material. We have not provided for U.S. income taxes or foreign withholding taxes on these earnings as it is our current intention to permanently reinvest these earnings outside the U.S. The tax liability on these earnings is also not material. Events that could trigger a tax liability include, but are not limited to, distributions, reorganizations or restructurings and/or tax law changes.
We apply the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. Our reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by us in our tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit.
The following table presents our unrecognized tax benefits activity for the years ended December 31, 2023 and 2022:

(In thousands)	2023	2022
Unrecognized tax benefits at the beginning of the year	$26,190	$24,220
Gross increases - current period tax positions	2,388	1,970
Unrecognized tax benefits at the end of the year	$28,578	$26,190
We will recognize interest and penalties related to uncertain tax positions above the line as an expense to continuing operations. As of December 31, 2023 and 2022, we had no accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized. If all of the Company’s unrecognized tax benefits as of December 31, 2023 were to become recognizable in the future, we would record $28.6 million of unrecognized tax benefits. The uncertain tax position does not impact our effective income tax rate due to the full valuation allowance.
We are subject to taxation in the United States, Switzerland, Netherlands, Germany, Italy and France. The statute of limitations for assessment by the IRS and state tax authorities is open for tax years ending December 31, 2023, 2022, 2021, and 2020, although carryforward attributes that were generated for tax years prior to 2020 may still be adjusted upon examination by the IRS or state tax authorities if they either have been, or will be, used in a future period. The statute of limitations for assessment in Switzerland remains open for tax years ending December 31, 2023, 2022, 2021, 2020 and 2019. The Company’s subsidiaries in the Netherlands and Germany were incorporated in 2019 and have statute of limitations for 5 and 4 years, respectively, for assessment. The tax years that remain open in these jurisdictions are for the tax years ending December 31, 2023, 2022, 2021, 2020 and 2019. The Company’s subsidiaries in Italy and France were incorporated in 2020 and have statute of limitations for 5 and 3 years, respectively, for assessment. The tax years that remain open in these jurisdictions are for the tax years ending December 31, 2023, 2022, 2021 and 2020. There are currently no federal, state or foreign audits in progress.
As of December 31, 2023 and 2022, we had an income tax receivable of $1.1 million and $0.3 million, respectively, recorded within prepaid expenses and other current assets.

Note 12. Property and Equipment, net
Property and equipment, net consisted of the following at December 31:

(In thousands)	2023	2022
Laboratory equipment	$17,433	$23,182
Computer equipment and software	6,566	6,179
Leasehold improvements	37,277	37,277
Furniture and fixtures	3,459	3,514
Office equipment	2,268	2,248
Construction in progress	608	657
Total property and equipment	67,611	73,057
Less: accumulated depreciation	(52,229)	(50,070)
Total property and equipment, net	$15,382	$22,987
Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $6.6 million, $8.4 million and $8.8 million, respectively.
Note 13. Common Stock
We are authorized to issue 125,000,000 shares of our common stock. Holders of common stock are entitled to one vote per share. Additionally, holders of common stock are entitled to receive dividends, if and when declared by our board of directors, and to share ratably in our assets legally available for distribution to our shareholders in the event of liquidation.
Note 14. Share Repurchase Program
On March 25, 2021, we announced that our board of directors authorized a repurchase program, or the Repurchase Program, for the repurchase of up to $1.2 billion of our outstanding shares of common stock. On March 31, 2021, in connection with the Repurchase Program, we entered into a definitive share repurchase agreement with BMS to repurchase 7.1 million shares of our common stock held by certain subsidiaries of BMS for an aggregate purchase price of $344.5 million, or $48.38 per share. This repurchase was completed on April 5, 2021.
Further, on April 2, 2021, in connection with the Repurchase Program, we entered into a Rule 10b5-1 repurchase plan to which we may repurchase up to $600.0 million of shares of our common stock. As of December 31, 2023, we repurchased approximately 9.1 million shares of common stock for $458.0 million, or $50.35 per share, under the Rule 10b5-1 repurchase plan. In total, as of December 31, 2023, we repurchased 16.2 million shares of common stock for $802.5 million, or $49.49 per share, under the Repurchase Program. No common stock was purchased during the years ended December 31, 2023 or December 31, 2022.
On October 5, 2021, we terminated our Rule 10b5-1 share repurchase plan and on October 13, 2021, we entered into a Rule 10b-18 repurchase plan that allows us to conduct open market repurchases over time up to our remaining authorization under the Repurchase Program. We have paused our share repurchases for the foreseeable future.
Repurchased shares are held as treasury stock until they are retired or re-issued. Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Repurchases of our common stock are accounted for as of the settlement date. There were no retirements or re-issuances of treasury stock during the year ended December 31, 2023.
Note 15. Discontinued Operations
On March 31, 2021, we completed the sale of our oncology business to Servier. We determined the sale of the oncology business represented a strategic shift that had a major effect on our business and therefore met the criteria for classification as discontinued operations at March 31, 2021. Accordingly, the oncology business was reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations. The results of operations from the oncology business were classified as discontinued operations in the consolidated statements of operations. We recognized a gain on the sale of the oncology business upon closing.

The following table presents the gain on the sale for the year ended December 31, 2021:

(in thousands)	December 31, 2021
Cash proceeds	$1,802,936
Less: transaction and insurance costs	(53,573)
Plus: net liabilities distributed, including working capital adjustment	239,770
Gain on sale, pre-tax	1,989,133
Income tax expense	(12,799)
Gain on sale, net of tax	$1,976,334
As of December 31, 2023 and December 31, 2022, there were no assets or liabilities classified as discontinued operations.

The following table presents the financial results of the discontinued operations:

(in thousands)	2021
Revenues:
Product revenue, net	$36,909
Collaboration revenue – related party	1,350
Collaboration revenue – other	491
Royalty revenue – related party	2,659
Total revenue	41,409
Cost and expenses:
Cost of sales	706
Research and development	41,564
Selling, general and administrative	8,551
Total cost and expenses	50,821
(Loss) income from discontinued operations	(9,412)
Non-cash interest expense for the sale of future revenue	(5,697)
Gain on the sale of the oncology business	1,989,133
Income from discontinued operations, pre-tax	1,974,024
Income tax expense	(12,799)
Net income from discontinued operations	$1,961,225
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
The milestone payment for approval of vorasidenib and royalty payments related to vorasidenib and TIBSOVO® represent contingent consideration. Contingent consideration has been accounted for as a gain contingency in accordance with ASC 450, Contingencies, and will be recognized in earnings in the period when realizable. As described in Note 1, Nature of Business, on October 27, 2022, we sold our rights to future contingent payments related to TIBSOVO® royalties to entities affiliated with Sagard and recognized income of $127.9 million within the gain on sale of contingent payments line item in our consolidated statements of operations for the year ended December 31, 2022.

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