Form 10-Q
period 2024-03-31
AGIOS PHARMACEUTICALS, INC.
filed 2024-05-02
CIK 1439222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 26, 2024: 56,772,966

AGIOS PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)
AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$118,764	$88,205
Marketable securities	479,227	688,723
Accounts receivable, net	3,453	2,810
Inventory	23,070	19,076
Prepaid expenses and other current assets	39,113	35,021
Total current assets	663,627	833,835
Marketable securities	116,301	29,435
Operating lease assets	51,606	54,409
Property and equipment, net	14,119	15,382
Other non-current assets	4,056	4,057
Total assets	$849,709	$937,118
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,155	$9,780
Accrued expenses	25,129	43,167
Operating lease liabilities	15,407	15,008
Total current liabilities	51,691	67,955
Operating lease liabilities, net of current portion	52,940	56,988
Other non-current liabilities	1,156	1,156
Total liabilities	105,787	126,099
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 72,967,922 shares issued and 56,751,511 shares outstanding at March 31, 2024, and 72,161,489 shares issued and 55,945,078 shares outstanding at December 31, 2023	73	72
Additional paid-in capital	2,451,620	2,436,523
Accumulated other comprehensive loss	(1,087)	(441)
Treasury stock, at cost (16,216,411 shares at March 31, 2024 and December 31, 2023)	(802,486)	(802,486)
Accumulated deficit	(904,198)	(822,649)
Total stockholders’ equity	743,922	811,019
Total liabilities and stockholders’ equity	$849,709	$937,118
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2024	2023
Revenues:
Product revenue, net	$8,189	$5,609
Total revenue	8,189	5,609
Operating expenses:
Cost of sales	$627	$554
Research and development	68,620	67,301
Selling, general and administrative	31,014	28,367
Total operating expenses	100,261	96,222
Loss from operations	(92,072)	(90,613)
Interest income, net	8,889	8,091
Other income, net	1,634	1,504
Net loss	$(81,549)	$(81,018)
Net loss per share - basic and diluted	$(1.45)	$(1.47)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	56,383,475	55,265,390
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
Net loss	$(81,549)	$(81,018)
Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale securities	(646)	4,124
Comprehensive loss	$(82,195)	$(76,894)
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2023	72,161,489	$72	$2,436,523	$(441)	$(822,649)	(16,216,411)	$(802,486)	$811,019
Unrealized loss on available-for-sale securities	—	—	—	(646)	—	—	—	(646)
Common stock issued under stock incentive plan and ESPP	806,433	1	5,863	—	—	—	—	5,864
Stock-based compensation expense	—	—	9,234	—	—	—	—	9,234
Net loss	—	—	—	—	(81,549)	—	—	(81,549)
Balance at March 31, 2024	72,967,922	$73	$2,451,620	$(1,087)	$(904,198)	(16,216,411)	$(802,486)	$743,922

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2022	71,256,118	$71	$2,386,325	$(12,535)	$(470,561)	(16,216,411)	$(802,486)	$1,100,814
Unrealized gain on available-for-sale securities	—	—	—	4,124	—	—	—	4,124
Common stock issued under stock incentive plan and ESPP	501,660	1	2,466	—	—	—	—	2,467
Stock-based compensation expense	—	—	10,139	—	—	—	—	10,139
Net loss	—	—	—	—	(81,018)	—	—	(81,018)
Balance at March 31, 2023	71,757,778	$72	$2,398,930	$(8,411)	$(551,579)	(16,216,411)	$(802,486)	$1,036,526
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
Operating activities
Net loss	$(81,549)	$(81,018)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	1,348	1,790
Stock-based compensation expense	9,234	10,139
Net accretion of discount on marketable securities	(2,527)	(2,776)
Gain on disposal of property and equipment	(39)	(150)
Non-cash operating lease expense	2,803	2,608
Realized gain on investments	(152)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(643)	428
Inventory	(3,994)	(2,882)
Prepaid expenses and other current and non-current assets	(4,091)	(348)
Accounts payable	1,430	(9,796)
Accrued expenses and other current liabilities	(18,038)	(7,891)
Operating lease liabilities	(3,649)	(3,321)
Other non-current liabilities	—	(1,966)
Net cash used in operating activities	(99,867)	(95,183)
Investing activities
Purchases of marketable securities	(244,059)	(128,351)
Proceeds from maturities and sales of marketable securities	368,722	186,196
Purchases of property and equipment	(141)	(399)
Proceeds from sale of equipment	40	150
Net cash provided by investing activities	124,562	57,596
Financing activities
Net proceeds from stock option exercises and employee stock purchase plan	5,864	2,467
Net cash provided by financing activities	5,864	2,467
Net change in cash and cash equivalents	30,559	(35,120)
Cash and cash equivalents at beginning of the period	88,205	139,259
Cash and cash equivalents at end of the period	$118,764	$104,139

Supplemental disclosure of non-cash investing and financing transactions
Net cash taxes (returned) paid	$(525)	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Overview and Basis of Presentation
References to Agios
Throughout this Quarterly Report on Form 10-Q, "Agios," "the company," “we,” “us,” and “our,” and similar expressions, except where the context requires otherwise, refer to Agios Pharmaceuticals, Inc. and its consolidated subsidiaries, and “our Board of Directors” refers to the board of directors of Agios Pharmaceuticals, Inc.
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
In February 2024, Servier announced that it received filing acceptance and priority review from the FDA for its NDA for vorasidenib for the treatment of certain IDH-mutant diffuse glioma and accelerated assessment from the European Medicines Agency, or EMA, for its Marketing Authorization Application, or MAA, for vorasidenib. The FDA assigned the NDA a Prescription Drug User Fee Act action date of August 20, 2024, and Servier anticipates that the European Commission will approve its MAA in the second half of 2024.
Basis of Presentation
The condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations, comprehensive loss and stockholders' equity for the three months ended March 31, 2024 and 2023, and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of March 31, 2024, our results of operations and stockholders' equity for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period. The condensed consolidated balance sheet data as of December 31, 2023 was derived from our audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the Securities and Exchange Commission, or SEC, on February 15, 2024.
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

Liquidity
As of March 31, 2024, we had cash, cash equivalents and marketable securities of $714.3 million. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities to be sufficient to fund current operations for at least the next twelve months from the issuance of the financial statements. If we are unable to raise additional funds through equity or debt financings, we may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
2. Summary of Significant Accounting Policies
There have been no material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
The following table summarizes our cash equivalents and marketable securities measured at fair value and by level on a recurring basis as of March 31, 2024:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$21,530	$55,891	$—	$77,421
Total cash equivalents	21,530	55,891	—	77,421

Marketable securities:
Certificates of deposit	$—	$11,381	$—	$11,381
U.S. Treasuries	—	112,455	—	112,455
Government securities	—	174,624	—	174,624
Corporate debt securities	—	297,068	—	297,068
Total marketable securities	—	595,528	—	595,528
Total cash equivalents and marketable securities	$21,530	$651,419	$—	$672,949
Cash equivalents and marketable securities have been initially valued at the transaction price and are subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2024.
There have been no changes to the valuation methods during the three months ended March 31, 2024, and we had no financial assets or liabilities that were classified as Level 3 at any point during the three months ended March 31, 2024.
4. Marketable Securities
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and are recorded at fair value. Unrealized gains and losses are included as a component of accumulated other comprehensive loss in the condensed consolidated balance sheets and statements of stockholders’ equity, and a component of total comprehensive loss in the condensed consolidated statements of comprehensive loss, until realized. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the condensed consolidated balance sheets with a corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive income, net of taxes. Realized gains and losses are included in investment income on a specific-identification basis. There were no material realized gains or losses on marketable securities for the three months ended March 31, 2024 or 2023.
Marketable securities at March 31, 2024 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$11,384	$—	$(3)	$11,381
U.S. Treasuries	79,485	6	(17)	79,474
Government securities	156,434	20	(454)	156,000
Corporate debt securities	232,852	12	(492)	232,372
Total Current	480,155	38	(966)	479,227

Non-current:
U.S. Treasuries	32,989	6	(14)	32,981
Government securities	18,684	—	(60)	18,624
Corporate debt securities	64,787	33	(124)	64,696
Total Non-current	116,460	39	(198)	116,301
Total marketable securities	$596,615	$77	$(1,164)	$595,528
Marketable securities at December 31, 2023 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$30,876	$—	$(56)	$30,820
Government securities	247,460	194	(695)	246,959
Corporate debt securities	411,045	874	(975)	410,944
Total Current	689,381	1,068	(1,726)	688,723

Non-current:
U.S. Treasuries	4,802	30	—	4,832
Government securities	9,986	75	—	10,061
Corporate debt securities	14,430	112	—	14,542
Total Non-current	29,218	217	—	29,435
Total marketable securities	$718,599	$1,285	$(1,726)	$718,158
As of March 31, 2024 and December 31, 2023, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale.
As of March 31, 2024 and December 31, 2023, we held 160 and 151 debt securities, respectively, that were in an unrealized loss position for less than one year. We did not record an allowance for credit losses as of March 31, 2024 and December 31, 2023 related to these securities. The aggregate fair value of debt securities in an unrealized loss position at March 31, 2024 and December 31, 2023 was $490.1 million and $513.5 million, respectively. There were no individual securities that were in a significant unrealized loss position as of March 31, 2024 and December 31, 2023. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We do not consider these marketable securities to be impaired as of March 31, 2024 and December 31, 2023.
5. Inventory
Inventory, which consists of commercial supply of PYRUKYND®, consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Raw materials	$90	$51
Work-in-process	20,787	17,568
Finished goods	2,193	1,457
Total inventory	$23,070	$19,076
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
The components of lease expense and other information related to leases were as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Operating lease costs	$3,807	$3,807
Cash paid for amounts included in the measurement of operating lease liabilities	4,653	4,520
We have not entered into any material short-term leases or financing leases as of March 31, 2024.
In arriving at the operating lease liabilities as of March 31, 2024 and December 31, 2023, we applied the weighted-average incremental borrowing rate of 5.7% for both periods over a weighted-average remaining lease term of 3.9 and 4.2 years, respectively.
As of March 31, 2024, undiscounted minimum rental commitments under non-cancelable leases were as follows:

(In thousands)
Remaining 2024	$12,488
2025	19,507
2026	20,151
2027	20,755
2028	3,479
Undiscounted minimum rental commitments	$76,380
Interest	(8,033)
Operating lease liabilities	$68,347
We provided our landlord a security deposit of $2.9 million as security for our leases, which is included within other non-current assets on our condensed consolidated balance sheet.
In August 2021, we entered into a long-term sublease agreement for 13,000 square feet of the office space at 38 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through December 2024. In April 2022, we entered into a long-term sublease agreement for 27,000 square feet of the office space at 64 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through April 2025. In May 2023, we entered into a long-term sublease agreement for 7,407 square feet of office space on the first floor of 64 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through April 2025. We recorded operating sublease income of $1.6 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively, in other income, net in the condensed consolidated statements of operations. We received security deposits from our sublessees of approximately $1.2 million which is recorded within other non-current assets on our condensed consolidated balance sheet.

As of March 31, 2024, the future minimum lease payments to be received under the long-term sublease agreements were as follows:

(In thousands)
Remaining 2024	$3,831
2025	1,310
Total	$5,141
7. Accrued Expenses
Accrued expenses consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Accrued compensation	$5,403	$23,232
Accrued research and development costs	15,182	15,463
Accrued professional fees	2,737	3,115
Accrued other	1,807	1,357
Total accrued expenses	$25,129	$43,167
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
Product revenue, net, were as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Product revenue, net	$8,189	$5,609
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
The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2024:

(In thousands)	Contractual Adjustments	Government Rebates	Returns/ Replacement	Total
Balance at December 31, 2023	$156	$1,084	$232	$1,472
Current provisions relating to sales in the current year	511	616	93	1,220
Adjustments relating to prior years	(40)	—	40	—
Payments/returns relating to sales in the current year	(427)	—	—	(427)
Payments/returns relating to sales in the prior years	(79)	(306)	—	(385)
Balance at March 31, 2024	$121	$1,394	$365	$1,880
Total revenue-related reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In thousands)	March 31, 2024	December 31, 2023
Reduction of accounts receivable	$115	$151
Component of accrued expenses	1,765	1,321
Total revenue-related reserves	$1,880	$1,472
The following table presents changes in our contract assets during the three months ended March 31, 2024:

(In thousands)	December 31, 2023	Additions	Deductions	March 31, 2024
Contract assets(1)
Accounts receivable, net	$2,810	$9,409	$(8,766)	$3,453
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
As of March 31, 2024, the maximum number of shares reserved under the 2013 Plan, the 2023 Plan and the inducement grants described above was 11,250,432, and we had 3,076,274 shares available for future issuance under the 2023 Plan.
Stock options
The following table presents stock option activity for the three months ended March 31, 2024:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2023	5,263,681	$44.94
Granted	808,415	32.20
Exercised	(148,626)	31.04
Cancelled/Forfeited	(9,357)	41.86
Expired	(5,250)	26.15
Outstanding at March 31, 2024	5,908,863	$43.56
Exercisable at March 31, 2024	3,475,385	$52.67
Vested and expected to vest at March 31, 2024	5,908,863	$43.56
At March 31, 2024, there was approximately $38.0 million of total unrecognized compensation expense related to unvested stock option awards, which we expect to recognize over a weighted-average period of approximately 2.86 years.
Restricted stock units
The following table presents RSU activity for the three months ended March 31, 2024:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2023	1,346,701	$29.67
Granted	989,378	30.91
Vested	(460,470)	33.54
Forfeited	(10,424)	29.75
Unvested shares at March 31, 2024	1,865,185	$29.37
As of March 31, 2024, there was approximately $47.9 million of total unrecognized compensation expense related to RSUs, which we expect to recognize over a weighted-average period of approximately 2.33 years.
Performance-based stock units
The following table presents PSU activity for the three months ended March 31, 2024:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2023	362,133	$30.66
Granted	183,000	32.27
Vested	(145,023)	36.04
Unvested shares at March 31, 2024	400,110	$29.45
Stock-based compensation expense associated with these PSUs is recognized if the underlying performance condition is considered probable of achievement using our management’s best estimates.
As of March 31, 2024, there was no unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered probable of achievement, and $11.8 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered not probable of achievement.

Market-based stock units
The following table presents market-based stock unit, or MSU, activity for the three months ended March 31, 2024:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2023	42,695	$41.50
Expired	(42,695)	41.50
Unvested shares at March 31, 2024	—	$—
The fair value of MSUs are estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the market condition. As of March 31, 2024, there was no remaining unrecognized compensation expense related to MSUs.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. We issued and sold 52,514 and 54,867 shares of common stock during the three months ended March 31, 2024 and 2023, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 2,363,636 shares of our common stock. As of March 31, 2024, we had 1,633,525 shares of common stock available for future issuance under the 2013 ESPP.
Stock-based compensation expense
Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Stock options	$4,071	$4,957
Restricted stock units	4,966	4,947
Employee stock purchase plan	197	235
Total stock-based compensation expense	$9,234	$10,139

Expenses related to stock options and stock-based awards were allocated as follows in the condensed consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2024	2023
Research and development expense	$3,775	$4,355
Selling, general and administrative expense	5,459	5,784
Total stock-based compensation expense	$9,234	$10,139
10. Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net loss per share calculation, stock options, RSUs, PSUs and MSUs for which the performance and market vesting conditions, respectively, have been deemed probable, and 2013 ESPP shares are considered to be common stock equivalents, while PSUs and MSUs with performance and market vesting conditions, respectively, that were not deemed probable as of March 31, 2024 are not considered to be common stock equivalents.
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
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Stock options	5,908,863	5,969,886
Restricted stock units	1,865,185	1,531,802
Employee stock purchase plan shares	11,016	14,143
Total common stock equivalents	7,785,064	7,515,831

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Information
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023, and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 15, 2024. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management, and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, selling, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” “vision,” “will,” “would” or the negatives of these words and similar expressions are intended to identify these forward-looking statements, although not all forward-looking statements contain these identifying words. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2023. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.
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
Sale of our Oncology Business to Servier
On March 31, 2021, we completed the sale of our oncology business to Servier Pharmaceuticals, LLC, or Servier, which represented a discontinued operation. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200.0 million in cash, if, prior to January 1, 2027, vorasidenib is granted new drug application, or NDA, approval from the FDA with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase, or IDH, 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity, with these royalties referred to as contingent payments and recognized as income when realizable. Servier also acquired our co-commercialization rights for Bristol Myers Squibb’s IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene Corporation, or Celgene, and following the sale Servier will conduct certain clinical development activities within the IDHIFA® development program.
In October 2022, we sold our rights to future contingent payments associated with the royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through the loss of exclusivity to entities affiliated with Sagard Healthcare Partners, or Sagard, and recognized income of $127.9 million within the gain on sale of contingent payments line item in our consolidated statements of operations for the year ended December 31, 2022. We retain our rights to the potential milestone payment and royalties from Servier if an NDA for vorasidenib is approved by the FDA.
In February 2024, Servier announced that it received filing acceptance and priority review from the FDA for its NDA for vorasidenib for the treatment of certain IDH-mutant diffuse glioma and accelerated assessment from the European Medicines Agency, or EMA, for its Marketing Authorization Application, or MAA, for vorasidenib. The FDA assigned the NDA a Prescription Drug User Fee Act action date of August 20, 2024, and Servier anticipates that the European Commission will approve its MAA in the second half of 2024.
Financial Operations Overview
General
Since inception, our operations have primarily focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism and classical hematology, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, establishing a commercial infrastructure, preparing for and executing on the commercial launch of PYRUKYND® and, prior to the sale of our oncology business to Servier on March 31, 2021, marketing TIBSOVO® and IDHIFA®. Through March 31, 2021, we financed our operations primarily through proceeds from the sale of our royalty rights, commercial sales of TIBSOVO®, funding received from our collaboration agreements, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings. Following the sale of our oncology business to Servier on March 31, 2021, we have financed and expect to continue to finance our operations primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO® prior to the sale of these contingent payments to Sagard, proceeds from the sale of contingent payments to Sagard, a potential milestone payment and royalties from Servier if a NDA for vorasidenib is approved by the FDA with a label that permits vorasidenib's use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an IDH1 or IDH2 mutation, the actual and potential future sales of PYRUKYND® and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings.
Additionally, since inception, we have historically incurred significant operating losses. Our net losses for the three months ended March 31, 2024 and 2023 were $81.5 million and $81.0 million, respectively. As of March 31, 2024, we had an accumulated deficit of $904.2 million. We expect to incur significant expenses and net losses until such time we are able to report profitable results. Our net losses may fluctuate significantly from year to year. We expect that we will continue to incur significant expenses as we continue to advance and expand clinical development and commercialization activities for PYRUKYND®; advance and expand clinical development of AG-946; continue to advance AG-181, our PAH stabilizer; initiate preclinical development of a licensed siRNA development candidate pursuant to our license agreement with Alnylam; expand and protect our intellectual property portfolio, including by in-licensing or acquiring assets for pipeline growth; and hire additional commercial and development personnel.

Revenues
Our wholly owned product, PYRUKYND®, received approval from the FDA on February 17, 2022, for the treatment of hemolytic anemia in adults with PK deficiency in the United States. Upon FDA approval of PYRUKYND® in the United States, we began generating product revenue from sales of PYRUKYND®. We sell PYRUKYND® to a limited number of specialty distributors and specialty pharmacy providers, or collectively, the Customers. These Customers subsequently resell PYRUKYND® to pharmacies or dispense PYRUKYND® directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of PYRUKYND®. For further discussion of our revenue recognition policy, see Note 8, Product Revenue, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

In the future, we expect to continue to generate revenue from product sales, and we may potentially generate revenue from royalties on product sales, milestone payments, and upfront payments under existing arrangements or future collaborations or licensing agreements.

Cost of Sales
Cost of sales consists primarily of manufacturing costs for sales of PYRUKYND®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of PYRUKYND® recorded during the three months ended March 31, 2024 and 2023 were expensed prior to February 17, 2022, and, therefore, are not included in costs of sales during the three months ended March 31, 2024 and 2023.

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
•successfully enrolling in, and completion of, clinical trials;
•receiving marketing approvals from applicable regulatory authorities;
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
We have built our commercial infrastructure to support the commercial launch of PYRUKYND® in adult PK deficiency in the United States. In connection with our regulatory approvals in the EU and Great Britain, we are currently providing access to PYRUKYND® on a free of charge basis for eligible patients in those jurisdictions through a global managed access program. We provide access to PYRUKYND® for adult patients with PK deficiency in other jurisdictions upon request through the global managed access program, on either a free of charge or for charge basis. Beyond the global managed access program, we continue to evaluate options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities.
We are evaluating PYRUKYND® in the following clinical trials:
•An extension study evaluating the long-term safety, tolerability and efficacy of treatment with PYRUKYND® in patients from ENERGIZE, our completed phase 3, double-blind, randomized, placebo-controlled multicenter study pivotal trial of PYRUKYND® in adults with non-transfusion-dependent alpha- or beta-thalassemia. We announced topline data for ENERGIZE in January 2024. A total of 194 patients were enrolled in the study, with 130 randomized to PYRUKYND® 100 mg twice-daily, and 64 randomized to matched placebo. 122 patients (93.8%) in the PYRUKYND® arm and 62 patients (96.9%) in the placebo arm completed the 24-week double-blind period of the study. The study met the primary endpoint of hemoglobin response, where treatment with PYRUKYND® demonstrated a statistically significant increase in hemoglobin response compared to placebo, as 42.3% of patients in the PYRUKYND® arm achieved a hemoglobin response, compared to 1.6% of patients in the placebo arm (2-sided p<0.0001). Treatment with PYRUKYND® also demonstrated statistically significant improvements compared to placebo for both key secondary endpoints: (i) change from baseline in average Functional Assessment of Chronic Illness Therapy-Fatigue, or FACIT-Fatigue, subscale score from week 12 to week 24 and (ii) change from baseline in average hemoglobin concentration from week 12 to week 24. During the 24-week double-blind period, four (3.1%) subjects in the PYRUKYND® arm experienced adverse events, or AEs, leading to discontinuation, and there were no AEs in the placebo arm leading to discontinuation. We plan to provide a more detailed analysis of the data from this trial at an upcoming medical meeting and we aim to submit an NDA for PYRUKYND® in thalassemia to the FDA by the end of 2024.
•ENERGIZE-T, a phase 3, double-blind, randomized, placebo-controlled multicenter study evaluating the efficacy and safety of PYRUKYND® as a potential treatment for adults with transfusion-dependent alpha- or beta-thalassemia, defined as 6 to 20 red blood cell, or RBC, units transfused and ≤ six-week transfusion-free period during the 24-week period before randomization. The primary endpoint of the trial is percentage of patients with transfusion reduction response, defined as a ≥50% reduction in transfused RBC units with a reduction of ≥2 units of transfused RBCs in any consecutive 12-week period through week 48 compared with baseline. Secondary endpoints include additional transfusion reduction measures and percentage of participants with transfusion-independence. This trial has completed enrollment and we plan to announce topline data from this trial in the second quarter of 2024.
•RISE UP, a phase 2/3 study evaluating the efficacy and safety of PYRUKYND® in SCD patients who are 16 years of age or older, have had between two and 10 sickle cell pain crises in the past 12 months, and have hemoglobin within the range of 5.5 to 10.5 g/dL during screening. We enrolled 79 patients in the phase 2 portion of the trial, with 26 patients in the 50 mg twice daily mitapivat arm, 26 patients in the 100 mg twice daily mitapivat arm and 27 patients in the placebo arm. The primary endpoints of the phase 2 portion of the trial were hemoglobin response, defined as ≥ 1 g/dL increase in average hemoglobin concentration from week 10 to week 12 compared to baseline, and safety. In June 2023, we announced the phase 2 portion of this trial had achieved its primary endpoint of hemoglobin response in patients in both 50 mg and 100 mg twice daily mitapivat arms. 46.2% of patients (n=12) in the 50 mg twice daily mitapivat arm and 50.0% of patients (n=13) in the 100 mg twice daily mitapivat arm achieved a hemoglobin response, compared to 3.7% of patients (n=1) in the placebo arm (2-sided p=0.0003 and 0.0001, respectively). In December 2023, we announced the following additional results of the phase 2 portion of the trial: (i) the least-squares mean (95% confidence interval) for average change from baseline in hemoglobin levels, from week 10 through week 12, for patients in the 50 mg twice daily mitapivat, 100 mg twice daily mitapivat, and placebo arms, respectively, was 1.11 (0.77, 1.45) g/dL, 1.13 (0.79, 1.47) g/dL, and 0.05 (−0.28, 0.39) g/dL; (ii) we observed improvements in annualized rates of sickle cell pain crises as the annualized rate of sickle cell pain crises (95% confidence interval) for patients in the 50 mg twice daily and 100 mg twice daily mitapivat arms, respectively, was 0.83 (0.34, 1.99) and 0.51 (0.16, 1.59), compared to 1.71 (0.95, 3.08) for patients in the placebo arm; (iii) we observed improvement in patient-reported fatigue scores in the 50 mg twice daily mitapivat arm compared to the placebo arm, and the least-squares mean (95% confidence interval) for average changes from baseline in patient-reported fatigue score, from week 10 through week 12, for patients in the 50 mg twice daily mitapivat, 100 mg twice daily mitapivat, and placebo arms, respectively, was −3.80 (−7.16, −0.45), −0.10 (−3.27, 3.08), and −0.17 (−3.40, 3.07). The safety profile for mitapivat observed in the phase 2 portion of the trial was generally consistent with previously reported data in other studies of SCD and other hemolytic anemias. The most common treatment-emergent AEs in the 50 mg BID, 100 mg BID, and placebo arms, respectively, were: headache (n=6, 6, 7), arthralgia (n=3, 5, 9), dysmenorrhea (n=0, 3, 0), pain (n=3, 3, 2), pain in extremity (n=1, 3, 6), back pain (n=4, 2, 3), nausea (n=1, 2, 4), fatigue (n=4, 1, 5), and influenza-like illness (n=1, 1, 3). There were no serious treatment-emergent adverse events, or TEAEs, attributed to mitapivat and there were no AEs leading to drug reduction, discontinuation, interruption or death in either the mitapivat or the placebo arms. Of the 79 patients enrolled in the study, 73 continued into the Phase 2 open-label extension period. In October 2023, we enrolled the first patient in the phase 3 portion of this trial. The phase 3 portion includes a 52-week randomized, placebo-controlled period in which participants will be randomized in a 2:1 ratio to receive the recommended (100 mg twice daily) PYRUKYND® dose level or the placebo. The primary endpoints are hemoglobin response, defined as ≥1 g/dL increase in average hemoglobin from baseline to week 52, and annualized rate of sickle cell pain crises. Participants who complete either the phase 2 or phase 3 portion will have the option to move into a 216-week open-label extension period to continue to receive PYRUKYND®. We anticipate completing enrollment by the end of 2024 and announcing topline data for this trial in 2025.
•ACTIVATE-kids and ACTIVATE-kidsT, double-blind phase 3 studies evaluating the efficacy and safety of PYRUKYND® as a potential treatment for PK deficiency in not regularly transfused and regularly transfused patients between one and 18 years old, respectively. The primary endpoint of ACTIVATE-kids is percentage of patients with hemoglobin response, defined as ≥1.5 g/dL increase in hemoglobin concentration from baseline that is sustained at two or more scheduled assessments at weeks 12, 16, and 20 during the double-blind period. The primary endpoint of ACTIVATE-kidsT is transfusion reduction response, defined as ≥33% reduction in total RBC transfusion volume from week 9 through week 32 of the double-blind period. ACTIVATE-kidsT has completed enrollment and we expect to announce topline data for this trial by mid-2024. ACTIVATE-kids is currently enrolling patients, we expect to complete enrollment for this trial by mid-2024, and we anticipate announcing topline data for this trial in 2025.
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
In November 2023, we announced that we achieved clinical proof-of-concept in the phase 2a portion of the trial. We observed that four of the 10 patients with low transfusion burden achieved the transfusion independence endpoint, and one of the 22 patients achieved the hemoglobin response endpoint in the 16-week treatment period. The safety profile observed was consistent with data reported in the healthy volunteer study of AG-946. 19 patients elected to enroll in the extension period for up to 156 weeks. We intend to complete a full evaluation of the phase 2a trial results and assess the impact on the phase 2b portion of the protocol in 2024. Based on the data generated in the Phase 2a study, we plan to increase the doses evaluated in the upcoming Phase 2b study, which we expect to initiate in mid-2024.
Other Programs
In addition to the aforementioned development programs, we are developing AG-181, a PAH stabilizer for the potential treatment of PKU, for which we filed an IND in December 2023. We initiated a phase 1 trial of AG-181 in healthy volunteers in the first quarter of 2024. Also, in July 2023, we entered into a license agreement with Alnylam for the development and commercialization of products containing or comprised of an siRNA preclinical development candidate discovered by Alnylam and targeting the TMPRSS6 gene, and we intend to pursue development of a licensed product for the potential treatment of patients with PV.
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
We anticipate that our selling, general and administrative expenses will increase in the future to support continued research and development activities, and ongoing and future commercialization activities related to our portfolio, including the ongoing commercialization of PYRUKYND® and any of our other product candidates, which may include the hiring of additional personnel.
Critical Accounting Estimates
Our critical accounting estimates are those which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We have determined that our most critical accounting estimates are those relating to revenue recognition, accrued research and development expenses and stock-based compensation. As of March 31, 2024, there have been no material changes to our existing critical accounting estimates discussed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations
Comparison of the three months ended March 31, 2024 and 2023
Revenues

	Three Months Ended March 31,
(In thousands)	2024	2023
Revenues:
Product revenue, net	$8,189	$5,609
Total revenue	$8,189	$5,609
Total Revenue - Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023 – The increase in total revenue of $2.6 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was due to increased product revenue associated with PYRUKYND®.
Total Operating Expenses

	Three Months Ended March 31,
(In thousands)	2024	2023
Operating expenses:
Cost of sales	$627	$554
Research and development	68,620	67,301
Selling, general and administrative	31,014	28,367
Total operating expenses	$100,261	$96,222
Total Operating Expenses - Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023 – The increase in total operating expenses of $4.0 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to an increase in selling, general and administrative expenses of $2.6 million, driven by an increase in commercial-related activities as we prepare for the potential approval of PYRUKYND® in thalassemia, and an increase in research and development expenses of $1.3 million which is described below under Research and Development Expenses.
Research and Development Expenses
Our research and development expenses, by major program, are outlined in the table below:

	Three Months Ended March 31,
(In thousands)	2024	2023
PK activator (PYRUKYND®)	$26,036	$20,999
Novel PK activator (AG-946)	1,895	3,468
Other research and platform programs	3,685	3,467
Total direct research and development expenses	31,616	27,934
Compensation and related expenses	27,634	29,691
Facilities and IT related expenses & other	9,370	9,676
Total indirect research and development expenses	37,004	39,367
Total research and development expense	$68,620	$67,301

Total Research and Development Expenses - Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023 – The increase in total research and development expenses of $1.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to a $3.7 million increase in our direct expenses, partially offset by a $2.4 million decrease in our indirect expenses. The increase in direct expenses was primarily due to an increase in PYRUKYND® costs due to increased process development expenses, partially offset by a decrease in AG-946 costs due to lower clinical trial and process development expenses. The decrease in our indirect expenses was primarily due to a decrease in compensation and related expenses, driven principally by workforce related expenses.

Other Income and Expense

	Three Months Ended March 31,
(In thousands)	2024	2023
Interest income, net	$8,889	$8,091
Other income, net	1,634	1,504
Other Income and Expense - Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023 – The increase in interest income, net was primarily attributable to an increase in interest rates. Other income, net in the three months ended March 31, 2024 was relatively consistent with the three months ended March 31, 2023.

Net Loss

	Three Months Ended March 31,
(In thousands)	2024	2023
Net loss	$(81,549)	$(81,018)
Net Loss - Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023 – The increase in net loss for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily driven by the increase in selling, general and administrative expenses discussed above under Total Operating Expenses and the increase in research and development expenses discussed above under Research and Development Expenses, partially offset by the increase in revenue discussed above under Revenues and the increase in interest income, net discussed above under Other Income and Expense.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, and through March 31, 2021, we financed our operations primarily through proceeds from the sale of our royalty rights, commercial sales of TIBSOVO®, funding received from our collaboration agreements, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings. Following the sale of our oncology business to Servier on March 31, 2021, we have financed and expect to continue to finance our operations primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO® prior to the sale of these contingent payments to Sagard, proceeds from the sale of contingent payments to Sagard, a potential milestone payment and royalties from Servier if a NDA for vorasidenib is approved by the FDA with a label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an IDH1 or IDH2 mutation, the actual and potential future sales of PYRUKYND® and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings.
On March 31, 2021, we completed the sale of our oncology business to Servier. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200.0 million in cash, if, prior to January 1, 2027, vorasidenib is granted NDA approval from the FDA with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an IDH1 or IDH2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity. The milestone payment for approval of vorasidenib and royalty payments related to vorasidenib and TIBSOVO® represent contingent consideration. Servier also acquired our co-commercialization rights for Bristol Myers Squibb's IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene, and following the sale Servier is responsible for conducting certain clinical development activities within the IDHIFA® development program. As discussed above in Note 1, Overview and Basis of Presentation, in October 2022, we sold our rights to the royalty on U.S. net sales of TIBSOVO® to Sagard for $131.8 million. We retained our rights to the potential milestone payment and royalties from Servier if an NDA for vorasidenib is approved by the FDA. In February 2024, Servier announced that it received filing acceptance and priority review from the FDA for its NDA for vorasidenib for the treatment of certain IDH-mutant diffuse glioma and accelerated assessment from the EMA, for its MAA for vorasidenib. The FDA assigned the NDA a Prescription Drug User Fee Act action date of August 20, 2024, and Servier anticipates that the European Commission will approve its MAA in the second half of 2024.
Our cash, cash equivalents and marketable securities balance was $714.3 million at March 31, 2024. The $200.0 million milestone payment and royalty payments discussed above are our only committed potential external sources of funds. Whether the regulatory approval milestone for vorasidenib will be achieved is subject to various risks and uncertainties, which are outside our control. Furthermore, we cannot predict what success, if any, Servier may have in the United States with respect to sales of vorasidenib, if approved, and consequently we cannot estimate the amount of royalty payments that we can expect to receive from Servier prior to the loss of exclusivity of vorasidenib.
Cash flows
The following table provides information regarding our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In thousands)	2024	2023
Net cash used in operating activities	$(99,867)	$(95,183)
Net cash provided by investing activities	124,562	57,596
Net cash provided by financing activities	5,864	2,467
Net change in cash and cash equivalents	$30,559	$(35,120)
Net cash used in operating activities. Cash used in operating activities of $99.9 million during the three months ended March 31, 2024 was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received from interest income of $10.5 million and product revenues of $8.6 million.
Cash used in operating activities of $95.2 million during the three months ended March 31, 2023 was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received from product revenues.
Net cash provided by investing activities. Cash provided by investing activities of $124.6 million during the three months ended March 31, 2024 was primarily due to higher proceeds from maturities and sales of marketable securities than purchases of marketable securities.
Cash provided by investing activities of $57.6 million during the three months ended March 31, 2023 was primarily due to higher proceeds from maturities and sales of marketable securities than purchases of marketable securities.
Net cash provided by financing activities. Cash provided by financing activities of $5.9 million during the three months ended March 31, 2024, was the result of net proceeds received from stock option exercises and purchases made pursuant to our 2013 Employee Stock Purchase Plan, or 2013 ESPP.

Cash provided by financing activities of $2.5 million during the three months ended March 31, 2023 was the result of proceeds received from stock option exercises and purchases made pursuant to our 2013 ESPP.
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
We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2024, together with anticipated product revenue, interest income and the potential vorasidenib milestone will enable us to fund our operating expenses and capital expenditures through several value-creating milestones and at least into 2026. This does not include cash inflows from potential royalties or royalty monetization from vorasidenib, commercializing mitapivat outside of the United States through one or more partnerships, or other potential strategic business or financial agreements. Our future capital requirements will depend on many factors, including:
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs primarily through cash on hand, the potential milestone payment and royalties from Servier if vorasidenib is approved by the FDA, the actual and potential future sales of PYRUKYND® and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. We may evaluate opportunities to sell all or a portion of our rights to the royalty from Servier of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity. We have no current arrangement, commitments or understandings for any specific monetization at this time and cannot provide any assurances that we will consummate any such transaction. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We do not have any committed external source of funds other than the potential milestone and royalty payments that we are eligible to receive with respect to vorasidenib under our purchase agreement with Servier. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures or declaring dividends.
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
Contractual Obligations
During the three months ended March 31, 2024, there were no material changes to our contractual obligations and commitments described under Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of March 31, 2024 and December 31, 2023, we had cash, cash equivalents and marketable securities of $714.3 million and $806.4 million, respectively, consisting primarily of investments in U.S. Treasuries, government securities, corporate debt securities and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point change in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs and contract manufacturing organizations, or CMOs, that are located in Asia and Europe and are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2024 and December 31, 2023, we had minimal or no liabilities denominated in foreign currencies.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In February 2022, we obtained marketing approval from the FDA for PYRUKYND® (mitapivat) for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In November 2022, we received marketing authorization from the European Commission for PYRUKYND® for the treatment of PK deficiency in adult patients in the EU and in December 2022 we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure. PYRUKYND® is the first product in our rare disease portfolio that has received marketing approval and is our first product following the sale of our oncology business to Servier in March 2021. Our ability to generate meaningful revenue from PYRUKYND® will depend heavily on our successful development and commercialization of the product. In connection with our regulatory approvals in the EU and Great Britain, we are currently providing access to PYRUKYND® on a free of charge basis for eligible patients in those jurisdictions through a global managed access program.
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
Public health emergencies or pandemics could adversely affect our business, financial condition, results of operations, and prospects. We may face delays, disruptions or shortages as a result of such pandemics that may affect our ability to initiate and complete preclinical studies and clinical trials or impact our commercialization efforts. We have previously experienced disruptions to certain clinical and research activities at our CROs due to the recent COVID-19 pandemic. Any future pandemic or public health emergency could result in delays or pauses in site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis due to changes in hospital or university policies, federal, state or local regulations, diversion of hospital resources or other reasons related to a public health emergency. If a pandemic or public health emergency arises in the future, we may face difficulties recruiting or retaining patients in our ongoing clinical trials, and patients enrolled in our clinical trials may be unable or unwilling to visit clinical trial sites which may impact the collection of important clinical trial data and may necessitate remote data verification. In addition, limitations on the ability to visit sites may affect our enrollment timelines for our clinical trials, and may adversely affect the timing of completion of our clinical trials or our ability to complete clinical trials in a fully compliant manner. Additionally, the potential suspension of clinical trial activity at clinical trial sites or reduced availability of CRO personnel may have an adverse impact on our clinical trial plans and timelines.
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
In addition, some of our competitors may have ongoing or planned clinical trials for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For example, Rocket Pharma LTD, or Rocket Pharma, is developing a gene therapy targeting PK deficiency; Novo Nordisk A/S, or Novo Nordisk, is developing molecules for the treatment of alpha and beta thalassemia, SCD and LR MDS; Pfizer Inc., or Pfizer, is developing molecules for the treatment of SCD; Fulcrum Therapeutics Inc., or Fulcrum, is developing a treatment for SCD; Geron Corporation, or Geron, is developing imetelstat for the treatment of LR MDS (for which they have a Prescription Drug User Fee Act goal date of June 16, 2024 for their NDA); Keros Therapeutics, or Keros, is developing KER-050 for the treatment of anemia in LR MDS; PTC Therapeutics, Inc., or PTC, and Jnana Therapeutics, Inc., or Jnana, and Homology Medicines Inc., or Homology, are developing therapies to treat PKU; and Protagonist Therapeutics, or Protagonist, with Takeda Pharmaceutical Company Limited, or Takeda, Ionis Pharmaceuticals, Inc., or Ionis, Silence Therapeutics, or Silence, and Merck & Co., Inc., or Merck, are developing therapies to treat PV. Competition for eligible patients may make it particularly difficult for us to enroll a sufficient number of patients to complete our clinical trials for our product candidates in a timely and cost-effective manner.
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
Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. We have decided to evolve our approach to exploratory research and drug discovery to prioritize investment in advancing our late lead-optimization research, while continuing to progress our registration-enabling clinical programs in thalassemia, SCD and pediatric PK deficiency, our phase 2a trial in LR MDS, our phase 1 trial for AG-181, our PAH stabilizer for the potential treatment of PKU, and our development of a licensed siRNA development candidate under our license agreement with Alnylam. Our resource allocation decisions may cause us to fail to capitalize on viable commercial medicines or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable medicines. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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
We have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for approved medicines for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to other third parties. We have established sales and marketing capabilities to support our commercial launch of PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In addition, in connection with our regulatory approvals in the EU and Great Britain, we are currently providing access to PYRUKYND® free of charge for eligible patients in those jurisdictions through a global managed access program. We provide access to PYRUKYND® for adult patients with PK deficiency in other jurisdictions upon request through the global managed access program, on either a free of charge or for charge basis. We may need to further build our sales and marketing infrastructure, either directly or with third-party partners, to maintain our ongoing commercialization efforts and to commercialize PYRUKYND® in other indications or outside of the United States or to commercialize any of our other product candidates for which we obtain marketing approval.
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
From time to time, we provide estimates related to the development of PYRUKYND® and our product candidates. We also estimate the timing of the anticipated accomplishment of various scientific, preclinical, clinical, regulatory and other product development goals. These estimates may include the commencement or completion of clinical trials and the submission of regulatory filings. From time to time, we may publicly announce our estimates, including the timing of certain milestones related to our product candidates. All of these estimates are and will be based on numerous assumptions. The actual results and timing of our preclinical studies, clinical trials and regulatory submissions can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If our estimates change or we do not meet the timing of our estimates as publicly announced, or at all, the commercialization of our products may be delayed or never achieved and, as a result, our stock price may decline.
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
We face competition with respect to PYRUKYND® and our current product candidates, and we will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. Potential competitors may include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the indications for which we are developing our product or our product candidates, such as PK deficiency, thalassemia, SCD, LR MDS, PKU, and PV. For example, Merck and Bristol-Myers Squibb Company, or BMS, are marketing a therapy to treat beta thalassemia and LR MDS and are conducting clinical trials for alpha thalassemia and LR MDS patients that are ESA naïve and non-transfusion dependent; Novartis International AG, or Novartis, Emmaus Life Sciences, and Pfizer are each marketing therapies to treat SCD, with Pfizer continuing to conduct clinical trials for therapies in SCD; BioMarin Pharmaceutical Inc., or BioMarin, is marketing and conducting clinical trials for therapies to treat PKU; Novo Nordisk is conducting clinical trials for the treatment of alpha and beta thalassemia, SCD and LR MDS; bluebird is marketing a gene therapy to treat transfusion-dependent beta-thalassemia and SCD; Vertex, with CRISPR, is marketing a gene therapy targeting SCD and transfusion-dependent beta-thalassemia; Fulcrum is conducting clinical trials for a potential treatment for SCD; Geron and Keros are conducting clinical trials for potential treatments for LR MDS (for which Geron has a Prescription Drug User Fee Act goal date of June 16, 2024 for their NDA); PTC and Jnana and are conducting clinical trials for potential treatments for PKU; PharmaEssentia Corp, or PharmaEssentia, and Incyte Corporation, or Incyte, are marketing therapies to treat PV, and Protagonist with Takeda, Ionis, Italfarmaco S.p.A., Disc Medicine, Inc., and Silence are developing therapies to treat PV; and a number of other biotechnology companies have product candidates in clinical development in similar indications as ours.
There are a variety of treatment options available, including a number of marketed enzyme replacement therapies, or ERTs, for treating patients with rare diseases. In addition to currently marketed therapies, there are also a number of products that are either ERTs, gene therapies or PK activators in various stages of clinical development to treat rare diseases. These products in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies or for which there are no approved treatments. As a result, they may provide significant competition for any of our product candidates for which we obtain marketing approval.
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
There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. These obligations may be applicable to some or all of our business activities now or in the future.
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
In addition to potential enforcement by HHS, we are also potentially subject to privacy enforcement from the Federal Trade Commission, or FTC. The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act of 1914, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements.
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
In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or are in the process of enacting privacy laws that will go into effect in 2024 and beyond, including New Hampshire and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
Similar to the laws in the United States, there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area, or EEA, and the processing of personal data that takes place in the EEA, is regulated by the GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.
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
Until such time, if ever, as we can generate substantial product revenue, including from sales of PYRUKYND®, we expect to finance our cash needs primarily through cash on hand, a potential milestone payment and royalties from Servier if a NDA for vorasidenib is approved by the FDA with a label that permits vorasidenib's use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an IDH1 or IDH2 mutation, and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We do not have any committed external source of funds other than the potential milestone and royalty payments that we are eligible to receive with respect to vorasidenib under our purchase agreement with Servier. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may require us to enter into agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures or declaring dividends. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.
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
We have a history of incurring operating losses. Our net losses for the three months ended March 31, 2024 and 2023 were $81.5 million and $81.0 million, respectively. As of March 31, 2024, we had an accumulated deficit of $904.2 million. Prior to the sale of our oncology business to Servier in March 2021, we had generated only modest revenue from sales of TIBSOVO® and, prior to our sale to Royalty Pharma of our royalty rights to IDHIFA®, from royalties on sales of IDHIFA®. Following receipt of marketing approval in February 2022, we have begun to commercialize PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. We are currently providing access to PYRUKYND® free of charge for eligible patients in the EU and Great Britain through a global managed access program, and we provide access to PYRUKYND® for adult patients with PK deficiency in other jurisdictions through the global managed access program on either a free of charge or for charge basis. PYRUKYND® is the first product we have received marketing approval for following the sale of our oncology business. We have neither obtained marketing approval for PYRUKYND® in any other indications nor have we obtained marketing approval for any of our other product candidates, all of which are in preclinical or clinical development stages.
Following the sale of our oncology business, we have financed and expect to continue to finance our operations primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO® prior to the sale of these royalty rights to Sagard, proceeds from the sale of our rights to the royalty on U.S. net sales of TIBSOVO® to Sagard, a potential milestone payment and royalties from Servier if a NDA for vorasidenib is approved by the FDA with a label that permits vorasidenib's use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an IDH1 or IDH2 mutation, the actual and potential future sales of PYRUKYND® and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We expect to continue to incur significant expenses and net losses until such time as we are able to report profitable results. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that we will incur significant expenses if and as we:
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
Although the FDA assigned Servier’s NDA for vorasidenib a Prescription Drug User Fee Act action date of August 20, 2024, there is no guarantee that vorasidenib will be approved by the FDA, and that, as such we will receive the $200.0 million regulatory payment milestone.
Prior to the sale to Sagard, we received royalties from Servier on U.S. net sales of TIBSOVO®. We cannot however predict what success, if any, Servier may have in the United States with respect to future sales of vorasidenib, if approved, and, therefore, we cannot predict the amount of royalty payments that we can expect to receive from Servier prior to the loss of exclusivity of vorasidenib. The potential royalty payments with respect to vorasidenib are also subject to deductions and other adjustments under the terms of the purchase agreement, the amounts of which are uncertain as of the date of this report.
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
In addition, we currently rely on foreign third-party manufacturers and/or CROs, including those in China, and will likely continue to rely on foreign third-party manufacturers and/or CROs in the future. Foreign third-party manufacturers and/or CROs may be subject to U.S. legislation, including sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material or services available to us, delay the procurement or supply of such material or services or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. Moreover, in January 2024, the U.S. House of Representatives introduced the BIOSECURE Act (H.R. 7085) and the Senate advanced a substantially similar bill (S.3558), which legislation, if passed and enacted into law, would have the potential to restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern,” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. It is possible some of our contractual counterparties could be impacted by this legislation.
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
The FDA, EMA and other foreign regulatory authorities have substantial discretion in the approval process. Accordingly, it is possible that the FDA or EMA may refuse to accept for substantive review any NDA, supplemental NDA or MAA that we submit for our product candidates, or may conclude after review of our data that our marketing application is insufficient to obtain marketing approval of our product candidates. If the FDA or EMA does not accept or approve our applications for any of our product candidates, the applicable regulator may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before reconsidering our applications. Depending on the extent of these or any other FDA- or EMA-required trials or studies, approval of any marketing applications that we submit may be delayed by several years, or may require us to expend more resources than we planned. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA or EMA to approve any marketing applications. We may not be successful in obtaining FDA or EMA approval of our product candidates on a timely basis, or ever. We have limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process, and failure to obtain marketing approval for our product candidates will prevent us from commercializing the product candidate in the applicable jurisdictions.
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
The FDA and other agencies, including the Department of Justice, or DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use and if we market our medicines for uses other than their respective approved indications, we may be subject to enforcement actions for off-label marketing. Violations of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws, which violations may result in the imposition of significant administrative, civil and criminal penalties.
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
•HIPAA imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
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
The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of member states of the EU, or the EU Member States, such as the U.K. Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.
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
We have built our commercial infrastructure to support the commercial launch of PYRUKYND® in adult PK deficiency in the United States. We are providing access to PYRUKYND® free of charge for eligible patients in the EU and Great Britain through a global managed access program, and we provide access to PYRUKYND® for adult patients with PK deficiency in other jurisdictions through the global managed access program on either a free of charge or for charge basis. The commercial success of PYRUKYND® or of any of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third-party payors, including government health administration authorities and private health coverage insurers. If coverage and reimbursement is not available, or reimbursement is available only to limited levels, we, or any collaborators, may not be able to successfully commercialize PYRUKYND® or our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any future collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
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
Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.
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
The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden revoked these orders and issued a new executive order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. This Executive Order also directs the HHS to create a special enrollment period for the Health Insurance Marketplace in response to the recent COVID-19 pandemic. We cannot predict how federal agencies will respond to such executive orders.
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
In December 2019, former President Trump signed legislation intended to facilitate the development of generic and biosimilar products. The bill, previously known as the Creating and Restoring Equal Access to Equivalent Samples Act of 2019, or the CREATES Act, authorizes sponsors of ANDAs and 505(b)(2) applications to file lawsuits against companies holding NDAs that decline to provide sufficient quantities of an approved reference drug on commercially reasonable, market-based terms. Drug products on FDA’s drug shortage list are exempt from these new provisions unless the product has been on the list for more than six continuous months or the FDA determines that the supply of the product will help alleviate or prevent a shortage. For the purposes of the statute, the term “commercially reasonable, market-based terms” is defined as (1) the nondiscriminatory price at or below the most recent wholesale acquisition cost for the product, (2) a delivery schedule that meets the statutorily defined timetable, and (3) no additional conditions on the sale.
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
Although we intend to fully comply with the terms of these new statutory provisions, we are still exposed to potential litigation and damages by competitors who may claim that we are not providing sufficient quantities of our approved products on commercially reasonable, market-based terms for testing in support of ANDAs and 505(b)(2) applications. Such litigation would subject us to additional costs, damages and reputational harm, which could lead to lower revenues. The CREATES Act may enable generic competition with PYRUKYND® and any of our product candidates, if approved, which could impact our ability to maximize product revenue.
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
Recruiting and retaining qualified scientific, clinical, manufacturing, regulatory and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and universities and research institutions for similar personnel. Our consultants and advisors, including our scientific co-founders, who assist us in formulating our research and development and commercialization strategy may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Furthermore, our flexible workplace policy which allows employees to work from home may make it difficult for us to maintain our corporate culture.
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
The trading price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, since January 1, 2015 the closing price of our common stock on the Nasdaq Global Select Market has ranged from $17.06 per share to $135.01 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. While the full extent of the economic impact of the recent increases in inflation rates (particularly as it relates to clinical- or manufacturing-related costs) may be difficult to assess or predict, such impacts have already caused, and are likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. If we are unable to raise additional funds through equity or debt financings when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
As of March 31, 2024, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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
Item 5. Other Information

(c) Director and Officer Trading Arrangements
A significant portion of the compensation of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) is in the form of equity awards and, from time to time, directors and officers engage in open-market transactions with respect to the securities acquired pursuant to such equity awards or other of our securities, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons.
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

AGIOS PHARMACEUTICALS, INC.

May 2, 2024	By:	/s/ Brian Goff
Brian Goff Chief Executive Officer (principal executive officer)

May 2, 2024	By:	/s/ Cecilia Jones
Cecilia Jones Chief Financial Officer (principal financial officer)