Form 10-Q
period 2024-06-30
AGIOS PHARMACEUTICALS, INC.
filed 2024-08-01
CIK 1439222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 26, 2024: 56,893,130

AGIOS PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)
AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$84,518	$88,205
Marketable securities	485,374	688,723
Accounts receivable, net	3,762	2,810
Inventory	23,937	19,076
Prepaid expenses and other current assets	34,536	35,021
Total current assets	632,127	833,835
Marketable securities	75,404	29,435
Operating lease assets	48,750	54,409
Property and equipment, net	12,726	15,382
Other non-current assets	4,056	4,057
Total assets	$773,063	$937,118
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,035	$9,780
Accrued expenses	36,742	43,167
Operating lease liabilities	15,860	15,008
Total current liabilities	62,637	67,955
Operating lease liabilities, net of current portion	48,760	56,988
Other non-current liabilities	1,156	1,156
Total liabilities	112,553	126,099
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 73,091,490 shares issued and 56,875,079 shares outstanding at June 30, 2024, and 72,161,489 shares issued and 55,945,078 shares outstanding at December 31, 2023	73	72
Additional paid-in capital	2,464,284	2,436,523
Accumulated other comprehensive loss	(1,045)	(441)
Treasury stock, at cost (16,216,411 shares at June 30, 2024 and December 31, 2023)	(802,486)	(802,486)
Accumulated deficit	(1,000,316)	(822,649)
Total stockholders’ equity	660,510	811,019
Total liabilities and stockholders’ equity	$773,063	$937,118
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Revenues:
Product revenue, net	$8,615	$6,712	$16,804	$12,321
Total revenue	8,615	6,712	16,804	12,321
Operating expenses:
Cost of sales	$1,495	$1,108	$2,122	$1,662
Research and development	77,401	68,895	146,021	136,196
Selling, general and administrative	35,536	30,409	66,550	58,776
Total operating expenses	114,432	100,412	214,693	196,634
Loss from operations	(105,817)	(93,700)	(197,889)	(184,313)
Interest income, net	8,120	8,254	17,009	16,345
Other income, net	1,579	1,640	3,213	3,144
Net loss	$(96,118)	$(83,806)	$(177,667)	$(164,824)
Net loss per share - basic and diluted	$(1.69)	$(1.51)	$(3.14)	$(2.97)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	56,802,546	55,604,330	56,593,011	55,435,796
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net loss	$(96,118)	$(83,806)	$(177,667)	$(164,824)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	42	(459)	(604)	3,665
Comprehensive loss	$(96,076)	$(84,265)	$(178,271)	$(161,159)
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2023	72,161,489	$72	$2,436,523	$(441)	$(822,649)	(16,216,411)	$(802,486)	$811,019
Unrealized loss on available-for-sale securities	—	—	—	(646)	—	—	—	(646)
Common stock issued under stock incentive plan and ESPP	806,433	1	5,863	—	—	—	—	5,864
Stock-based compensation expense	—	—	9,234	—	—	—	—	9,234
Net loss	—	—	—	—	(81,549)	—	—	(81,549)
Balance at March 31, 2024	72,967,922	$73	$2,451,620	$(1,087)	$(904,198)	(16,216,411)	$(802,486)	$743,922
Unrealized gain on available-for-sale securities	—	—	—	42	—	—	—	42
Common stock issued under stock incentive plan and ESPP	123,568	—	1,099	—	—	—	—	1,099
Stock-based compensation expense	—	—	11,565	—	—	—	—	11,565
Net loss	—	—	—	—	(96,118)	—	—	(96,118)
Balance at June 30, 2024	73,091,490	$73	$2,464,284	$(1,045)	$(1,000,316)	(16,216,411)	$(802,486)	$660,510

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2022	71,256,118	$71	$2,386,325	$(12,535)	$(470,561)	(16,216,411)	$(802,486)	$1,100,814
Unrealized gain on available-for-sale securities	—	—	—	4,124	—	—	—	4,124
Common stock issued under stock incentive plan and ESPP	501,660	1	2,466	—	—	—	—	2,467
Stock-based compensation expense	—	—	10,139	—	—	—	—	10,139
Net loss	—	—	—	—	(81,018)	—	—	(81,018)
Balance at March 31, 2023	71,757,778	$72	$2,398,930	$(8,411)	$(551,579)	(16,216,411)	$(802,486)	$1,036,526
Unrealized loss on available-for-sale securities	—	—	—	(459)	—	—	—	(459)
Common stock issued under stock incentive plan and ESPP	193,408	—	238	—	—	—	—	238
Stock-based compensation expense	—	—	11,737	—	—	—	—	11,737
Net loss	—	—	—	—	(83,806)	—	—	(83,806)
Balance at June 30, 2023	71,951,186	$72	$2,410,905	$(8,870)	$(635,385)	(16,216,411)	$(802,486)	$964,236
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2024	2023
Operating activities
Net loss	$(177,667)	$(164,824)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	2,941	3,597
Stock-based compensation expense	20,799	21,876
Net accretion of discount on marketable securities	(5,136)	(5,738)
Gain on disposal of property and equipment	(39)	(150)
Non-cash operating lease expense	5,659	5,263
Realized gain on investments	(153)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(952)	(45)
Inventory	(4,861)	(7,179)
Prepaid expenses and other current and non-current assets	486	2,103
Accounts payable	268	(6,837)
Accrued expenses and other current liabilities	(6,425)	(1,161)
Operating lease liabilities	(7,376)	(6,713)
Other non-current liabilities	—	(2,123)
Net cash used in operating activities	(172,456)	(161,931)
Investing activities
Purchases of marketable securities	(348,604)	(232,486)
Proceeds from maturities and sales of marketable securities	510,669	337,453
Purchases of property and equipment	(299)	(396)
Proceeds from sale of equipment	40	150
Net cash provided by investing activities	161,806	104,721
Financing activities
Net proceeds from stock option exercises and employee stock purchase plan	6,963	2,704
Net cash provided by financing activities	6,963	2,704
Net change in cash and cash equivalents	(3,687)	(54,506)
Cash and cash equivalents at beginning of the period	88,205	139,259
Cash and cash equivalents at end of the period	$84,518	$84,753

Supplemental disclosure of non-cash investing and financing transactions
Additions to property and equipment in accounts payable and accrued expenses	$42	$6
Net cash taxes (returned) paid	$(603)	$801

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
The lead product candidate in our portfolio, PYRUKYND® (mitapivat), is an activator of both wild-type and mutant pyruvate kinase, or PK, enzymes for the potential treatment of hemolytic anemias. In February 2022, the U.S. Food and Drug Administration, or FDA, approved PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In November 2022, we received marketing authorization from the European Commission for PYRUKYND® for the treatment of PK deficiency in adult patients in the European Union, or EU. In December 2022, we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure. In addition, we are currently evaluating PYRUKYND® in clinical trials for the treatment of thalassemia, sickle cell disease, or SCD, and in pediatric patients with PK deficiency. We are also developing (i) AG-946 (tebapivat), a novel PK activator, for the potential treatment of lower-risk myelodysplastic syndrome, or LR MDS, and hemolytic anemias, and (ii) AG-181, our phenylalanine hydroxylase, or PAH, stabilizer for the potential treatment of phenylketonuria, or PKU.

In addition to the aforementioned development programs, in July 2023 we entered into a license agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, for the development and commercialization of products containing or comprised of an siRNA preclinical development candidate discovered by Alnylam and targeting the transmembrane serine protease 6, or TMPRSS6, gene, and we have begun preclinical development of a product candidate for the potential disease-modifying treatment of patients with polycythemia vera, or PV, a rare blood disorder.

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
Alnylam License Agreement
On July 28, 2023, we entered into a license agreement with Alnylam under which we acquired the rights to develop and commercialize Alnylam’s novel preclinical siRNA targeting the TMPRSS6 gene, as a potential disease-modifying treatment for patients with PV. Because the acquired assets do not meet the definition of a business in accordance with Accounting Standards Codification, or ASC, 805, Business Combinations, we accounted for the agreement as an asset acquisition.
In accordance with the license agreement, in the twelve months ended December 31, 2023, we made an up-front payment to Alnylam and recognized in-process research and development of $17.5 million. We will also pay Alnylam for certain expenses associated with the development of the TMPRSS6 program, and these will be recorded in our Consolidated Statements of Operations as incurred. Additionally, we are responsible to pay up to $130.0 million in potential development and regulatory milestones, in addition to sales milestones as well as tiered royalties on annual net sales, if any, of licensed products, which may be subject to specified reductions and offsets.

Sale of Oncology Business to Servier and Sale of Contingent Payments and Royalty Rights
On March 31, 2021, we completed the sale of our oncology business to Servier Pharmaceuticals, LLC, or Servier, which represented a discontinued operation. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200.0 million in cash, if, prior to January 1, 2027, vorasidenib is granted new drug application, or NDA, approval from the FDA with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase, or IDH, 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), or the Vorasidenib Milestone Payment, as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity, or the Vorasidenib Royalty Rights. The Vorasidenib Milestone Payment, Vorasidenib Royalty Rights and royalty payments related to TIBSOVO® are referred to as contingent payments and recognized as income when realizable. Servier also acquired our co-commercialization rights for Bristol Myers Squibb’s IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene Corporation, or Celgene, and following the sale Servier will conduct certain clinical development activities within the IDHIFA® development program.
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
In February 2024, Servier announced that it received filing acceptance and priority review from the FDA for its NDA for vorasidenib for the treatment of certain IDH-mutant diffuse glioma and accelerated assessment from the European Medicines Agency, or EMA, for its Marketing Authorization Application, or MAA, for vorasidenib. The FDA assigned the NDA a Prescription Drug User Fee Act, or PDUFA, action date of August 20, 2024, and Servier anticipates that the European Commission will approve its MAA in the second half of 2024.
In May 2024, we entered into a purchase and sale agreement to sell the Vorasidenib Royalty Rights to Royalty Pharma Investments 2019 ICAV, or Royalty Pharma, for $905.0 million in cash, which sale is contingent upon NDA approval of vorasidenib by the FDA on or before October 31, 2024, and other customary closing conditions. Upon consummation of the sale, Royalty Pharma will acquire 100% of the Vorasidenib Royalty Rights payments made by Servier on account of up to $1.0 billion in net sales for each calendar year. In addition, any such Vorasidenib Royalty Rights payments made by Servier on account of U.S. net sales in each calendar year in excess of $1.0 billion will be split, with Royalty Pharma having the rights to a 12% earn-out on those excess payments and Agios retaining the rights to a 3% earn-out on those excess payments, or the Retained Earn-Out Rights. We retain our rights to the potential Vorasidenib Milestone Payment.
Basis of Presentation
The condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations, comprehensive loss and stockholders' equity for the three and six months ended June 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of June 30, 2024, our results of operations and stockholders' equity for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and six-month periods are also unaudited. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period. The condensed consolidated balance sheet data as of December 31, 2023 was derived from our audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the Securities and Exchange Commission, or SEC, on February 15, 2024.
Our condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in conformity with U.S. GAAP.

Use of Estimates
The preparation of our condensed consolidated financial statements requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. The full extent to which pandemics or public health emergencies, may in the future directly or indirectly impact our business, results of operations and financial condition, including expenses, reserves and allowances, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain.
Liquidity
As of June 30, 2024, we had cash, cash equivalents and marketable securities of $645.3 million. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities to be sufficient to fund current operations for at least the next twelve months from the issuance of the financial statements. If we are unable to raise additional funds through equity or debt financings, we may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
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
The following table summarizes our cash equivalents and marketable securities measured at fair value and by level on a recurring basis as of June 30, 2024:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$16,203	$29,474	$—	$45,677
Total cash equivalents	16,203	29,474	—	45,677

Marketable securities:
Certificates of deposit	$—	$11,878	$—	$11,878
U.S. Treasuries	—	102,260	—	102,260
Government securities	—	150,793	—	150,793
Corporate debt securities	—	295,847	—	295,847
Total marketable securities	—	560,778	—	560,778
Total cash equivalents and marketable securities	$16,203	$590,252	$—	$606,455
Cash equivalents and marketable securities have been initially valued at the transaction price and are subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2024.
There have been no changes to the valuation methods during the six months ended June 30, 2024, and we had no financial assets or liabilities that were classified as Level 3 at any point during the six months ended June 30, 2024.
4. Marketable Securities
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and are recorded at fair value. Unrealized gains and losses are included as a component of accumulated other comprehensive loss in the condensed consolidated balance sheets and statements of stockholders’ equity, and a component of total comprehensive loss in the condensed consolidated statements of comprehensive loss, until realized. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the condensed consolidated balance sheets with a corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive income, net of taxes. Realized gains and losses are included in investment income on a specific-identification basis. There were no material realized gains or losses on marketable securities for the three and six months ended June 30, 2024 or 2023.
Marketable securities at June 30, 2024 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$11,885	$—	$(7)	$11,878
U.S. Treasuries	77,271	—	(93)	77,178
Government securities	147,335	—	(311)	147,024
Corporate debt securities	249,719	1	(426)	249,294
Total Current	486,210	1	(837)	485,374

Non-current:
U.S. Treasuries	25,132	8	(58)	25,082
Government securities	3,800	—	(31)	3,769
Corporate debt securities	46,681	5	(133)	46,553
Total Non-current	75,613	13	(222)	75,404
Total marketable securities	$561,823	$14	$(1,059)	$560,778
Marketable securities at December 31, 2023 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$30,876	$—	$(56)	$30,820
Government securities	247,460	194	(695)	246,959
Corporate debt securities	411,045	874	(975)	410,944
Total Current	689,381	1,068	(1,726)	688,723

Non-current:
U.S. Treasuries	4,802	30	—	4,832
Government securities	9,986	75	—	10,061
Corporate debt securities	14,430	112	—	14,542
Total Non-current	29,218	217	—	29,435
Total marketable securities	$718,599	$1,285	$(1,726)	$718,158
As of June 30, 2024 and December 31, 2023, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale.
As of June 30, 2024 and December 31, 2023, we held 194 and 151 debt securities, respectively, that were in an unrealized loss position for less than one year. We did not record an allowance for credit losses as of June 30, 2024 and December 31, 2023 related to these securities. The aggregate fair value of debt securities in an unrealized loss position at June 30, 2024 and December 31, 2023 was $538.0 million and $513.5 million, respectively. There were no individual securities that were in a significant unrealized loss position as of June 30, 2024 and December 31, 2023. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We do not consider these marketable securities to be impaired as of June 30, 2024 and December 31, 2023.
5. Inventory
Inventory, which consists of commercial supply of PYRUKYND®, consisted of the following:

(In thousands)	June 30, 2024	December 31, 2023
Raw materials	$90	$51
Work-in-process	21,691	17,568
Finished goods	2,156	1,457
Total inventory	$23,937	$19,076
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
The components of lease expense and other information related to leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Operating lease costs	$3,806	$3,806	$7,613	$7,613
Cash paid for amounts included in the measurement of operating lease liabilities	4,678	4,544	$9,331	$9,064
We have not entered into any material short-term leases or financing leases as of June 30, 2024.
In arriving at the operating lease liabilities as of June 30, 2024 and December 31, 2023, we applied the weighted-average incremental borrowing rate of 5.7% for both periods over a weighted-average remaining lease term of 3.7 and 4.2 years, respectively.
As of June 30, 2024, undiscounted minimum rental commitments under non-cancelable leases were as follows:

(In thousands)
Remaining 2024	$7,810
2025	19,507
2026	20,151
2027	20,755
2028	3,479
Undiscounted minimum rental commitments	$71,702
Interest	(7,082)
Operating lease liabilities	$64,620
We provided our landlord a security deposit of $2.9 million as security for our leases, which is included within other non-current assets on our condensed consolidated balance sheet.

In August 2021, we entered into a long-term sublease agreement for 13,000 square feet of the office space at 38 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through December 2024. In April 2022, we entered into a long-term sublease agreement for 27,000 square feet of the office space at 64 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through April 2025. In May 2023, we entered into a long-term sublease agreement for 7,407 square feet of office space on the first floor of 64 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through April 2025. We recorded operating sublease income of $1.6 million and $1.4 million for the three months ended June 30, 2024 and 2023, respectively, and $3.2 million and $2.8 million for the six months ended June 30, 2024 and 2023, respectively, in other income, net in the condensed consolidated statements of operations. We hold security deposits from our sublessees of approximately $1.2 million which is recorded within other non-current assets on our condensed consolidated balance sheet.

As of June 30, 2024, the future minimum lease payments to be received under the long-term sublease agreements were as follows:

(In thousands)
Remaining 2024	$2,565
2025	1,310
Total	$3,875
7. Accrued Expenses
Accrued expenses consisted of the following:

(In thousands)	June 30, 2024	December 31, 2023
Accrued compensation	$11,965	$23,232
Accrued research and development costs	19,265	15,463
Accrued professional fees	3,439	3,115
Accrued other	2,073	1,357
Total accrued expenses	$36,742	$43,167
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
Product revenue, net, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Product revenue, net	$8,615	$6,712	$16,804	$12,321
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
The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2024:

(In thousands)	Contractual Adjustments	Government Rebates	Returns/ Replacement	Total
Balance at December 31, 2023	$156	$1,084	$232	$1,472
Current provisions relating to sales in the current year	772	1,245	189	2,206
Adjustments relating to prior years	(39)	(49)	40	(48)
Payments/returns relating to sales in the current year	(632)	(306)	—	(938)
Payments/returns relating to sales in the prior years	(85)	(371)	(71)	(527)
Balance at June 30, 2024	$172	$1,603	$390	$2,165
Total revenue-related reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In thousands)	June 30, 2024	December 31, 2023
Reduction of accounts receivable	$102	$151
Component of accrued expenses	2,063	1,321
Total revenue-related reserves	$2,165	$1,472
The following table presents changes in our contract assets during the six months ended June 30, 2024:

(In thousands)	December 31, 2023	Additions	Deductions	June 30, 2024
Contract assets(1)
Accounts receivable, net	$2,810	$18,940	$(17,988)	$3,762
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
As of June 30, 2024, the maximum number of shares reserved under the 2013 Plan, the 2023 Plan and the inducement grants described above was 11,127,064, and we had 2,896,048 shares available for future issuance under the 2023 Plan.
Stock options
The following table presents stock option activity for the six months ended June 30, 2024:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2023	5,263,681	$44.94
Granted	960,488	33.39
Exercised	(184,331)	30.96
Cancelled/Forfeited	(21,063)	41.52
Expired	(22,750)	34.41
Outstanding at June 30, 2024	5,996,025	$43.57
Exercisable at June 30, 2024	3,727,328	$51.07
Vested and expected to vest at June 30, 2024	5,996,025	$43.57
At June 30, 2024, there was approximately $36.8 million of total unrecognized compensation expense related to unvested stock option awards, which we expect to recognize over a weighted-average period of approximately 2.61 years.
Restricted stock units
The following table presents RSU activity for the six months ended June 30, 2024:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2023	1,346,701	$29.67
Granted	1,054,565	31.23
Vested	(522,606)	33.04
Forfeited	(18,252)	29.17
Unvested shares at June 30, 2024	1,860,408	$29.62
As of June 30, 2024, there was approximately $43.8 million of total unrecognized compensation expense related to RSUs, which we expect to recognize over a weighted-average period of approximately 2.14 years.
Performance-based stock units
The following table presents PSU activity for the six months ended June 30, 2024:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2023	362,133	$30.66
Granted	183,000	32.27
Vested	(170,550)	35.04
Unvested shares at June 30, 2024	374,583	$29.45
Stock-based compensation expense associated with these PSUs is recognized if the underlying performance condition is considered probable of achievement using our management’s best estimates.

As of June 30, 2024, there was no unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered probable of achievement, and $11.0 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered not probable of achievement.
Market-based stock units
The following table presents market-based stock unit, or MSU, activity for the six months ended June 30, 2024:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2023	42,695	$41.50
Expired	(42,695)	41.50
Unvested shares at June 30, 2024	—	$—
The fair value of MSUs are estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the market condition. As of June 30, 2024, there was no remaining unrecognized compensation expense related to MSUs.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. We issued and sold 52,514 and 54,867 shares of common stock during the six months ended June 30, 2024 and 2023, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 2,363,636 shares of our common stock. As of June 30, 2024, we had 1,633,525 shares of common stock available for future issuance under the 2013 ESPP.
Stock-based compensation expense
Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Stock options	$4,361	$3,937	$8,432	$8,894
Restricted stock units	6,211	4,754	11,177	9,701
Performance-based stock units	750	2,784	750	2,784
Employee stock purchase plan	243	262	440	497
Total stock-based compensation expense	$11,565	$11,737	$20,799	$21,876

Expenses related to stock options and stock-based awards were allocated as follows in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Research and development expense	$4,460	$4,540	$8,235	$8,895
Selling, general and administrative expense	7,105	7,197	12,564	12,981
Total stock-based compensation expense	$11,565	$11,737	$20,799	$21,876
10. Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net loss per share calculation, stock options, RSUs, PSUs and MSUs for which the performance and market vesting conditions, respectively, have been deemed probable, and 2013 ESPP shares are considered to be common stock equivalents, while PSUs and MSUs with performance and market vesting conditions, respectively, that were not deemed probable as of June 30, 2024 are not considered to be common stock equivalents.

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
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2024	2023
Stock options	5,996,025	5,789,272
Restricted stock units	1,860,408	1,415,219
Employee stock purchase plan shares	39,381	50,942
Total common stock equivalents	7,895,814	7,255,433

11. Subsequent Events
In July 2024, we entered into a distribution agreement with NewBridge Pharmaceuticals FZ-LLC, or NewBridge, pursuant to which we granted NewBridge the right to commercialize PYRUKYND® in Bahrain, Kuwait, Oman, Qatar, Saudi Arabia, and the United Arab Emirates. We do not expect this agreement to have a material impact on our business, financial condition or results of operations for the fiscal year ending December 31, 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Information
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023, and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 15, 2024. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management, and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, selling, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” “vision,” “will,” “would” or the negatives of these words and similar expressions are intended to identify these forward-looking statements, although not all forward-looking statements contain these identifying words. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2023. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.
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
The lead product candidate in our portfolio, PYRUKYND® (mitapivat), is an activator of both wild-type and mutant pyruvate kinase, or PK, enzymes for the potential treatment of hemolytic anemias. In February 2022, the U.S. Food and Drug Administration, or FDA, approved PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In November 2022, we received marketing authorization from the European Commission for PYRUKYND® for the treatment of PK deficiency in adult patients in the European Union, or EU. In December 2022, we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure. In addition, we are currently evaluating PYRUKYND® in clinical trials for the treatment of thalassemia, sickle cell disease, or SCD, and in pediatric patients with PK deficiency. We are also developing (i) AG-946 (tebapivat), a novel PK activator, for the potential treatment of lower-risk myelodysplastic syndrome, or LR MDS, and hemolytic anemias, and (ii) AG-181, our phenylalanine hydroxylase, or PAH, stabilizer for the potential treatment of phenylketonuria, or PKU.

In addition to the aforementioned development programs, in July 2023 we entered into a license agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, for the development and commercialization of products containing or comprised of an siRNA preclinical development candidate discovered by Alnylam and targeting the transmembrane serine protease 6, or TMPRSS6, gene, and we have begun preclinical development of a product candidate for the potential disease-modifying treatment of patients with polycythemia vera, or PV, a rare blood disorder.
Alnylam License Agreement
In accordance with the license agreement with Alnylam, in the year ended December 31, 2023, we made an up-front payment to Alnylam and recognized in-process research and development of $17.5 million. We will also pay Alnylam for certain expenses associated with the development of the TMPRSS6 program, and these will be recorded in our Consolidated Statements of Operations as incurred. Additionally, we are responsible to pay up to $130.0 million in potential development and regulatory milestones, in addition to sales milestones as well as tiered royalties on annual net sales, if any, of licensed products, which may be subject to specified reductions and offsets. Because the acquired assets under the license agreement with Alnylam do not meet the definition of a business in accordance with ASC 805, Business Combinations, we accounted for the agreement as an asset acquisition.
Sale of Oncology Business to Servier and Sale of Contingent Payments and Royalty Rights
On March 31, 2021, we completed the sale of our oncology business to Servier Pharmaceuticals, LLC, or Servier, which represented a discontinued operation. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200.0 million in cash, if, prior to January 1, 2027, vorasidenib is granted new drug application, or NDA, approval from the FDA with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase, or IDH, 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), or the Vorasidenib Milestone Payment, as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity, or the Vorasidenib Royalty Rights, with these royalties referred to as contingent payments and recognized as income when realizable. Servier also acquired our co-commercialization rights for Bristol Myers Squibb’s IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene Corporation, or Celgene, and following the sale Servier will conduct certain clinical development activities within the IDHIFA® development program.
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
In February 2024, Servier announced that it received filing acceptance and priority review from the FDA for its NDA for vorasidenib for the treatment of certain IDH-mutant diffuse glioma and accelerated assessment from the European Medicines Agency, or EMA, for its Marketing Authorization Application, or MAA, for vorasidenib. The FDA assigned the NDA a Prescription Drug User Fee Act, or PDUFA, action date of August 20, 2024, and Servier anticipates that the European Commission will approve its MAA in the second half of 2024.
In May 2024, we entered into a purchase and sale agreement to sell the Vorasidenib Royalty Rights to Royalty Pharma Investments 2019 ICAV, or Royalty Pharma, for $905.0 million in cash, or the Upfront Payment, which sale is contingent upon NDA approval of vorasidenib by the FDA on or before October 31, 2024, and other customary closing conditions. Upon consummation of the sale, Royalty Pharma will acquire 100% of the Vorasidenib Royalty Rights payments made by Servier on account of up to $1.0 billion in net sales for each calendar year. In addition, any such Vorasidenib Royalty Rights payments made by Servier on account of U.S. net sales in each calendar year in excess of $1.0 billion will be split, with Royalty Pharma having the rights to a 12% earn-out on those excess payments and Agios retaining the rights to a 3% earn-out on those excess payments, or the Retained Earn-Out Rights. We retain our rights to the potential Vorasidenib Milestone Payment.
Financial Operations Overview
General
Since inception, our operations have primarily focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism and classical hematology, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, establishing a commercial infrastructure, preparing for and executing on the commercial launch of PYRUKYND® and, prior to the sale of our oncology business to Servier on March 31, 2021, marketing TIBSOVO® and IDHIFA®. Through March 31, 2021, we financed our operations primarily through proceeds from the sale of our royalty rights, commercial sales of TIBSOVO®, funding received from our collaboration agreements, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings. Following the sale of our oncology business to Servier on March 31, 2021, we have financed and expect to continue to finance our operations primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO® prior to the sale of these contingent payments to Sagard, proceeds from the sale of contingent payments to Sagard, a potential Upfront Payment from Royalty Pharma and a potential Vorasidenib Milestone Payment from Servier, both of which are contingent on if the NDA for vorasidenib is approved by the FDA, potential royalty payments with respect to the Retained Earn-Out Rights, the actual and potential future sales of PYRUKYND® and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings.

Additionally, since inception, we have historically incurred significant operating losses. Our net losses for the six months ended June 30, 2024 and 2023 were $177.7 million and $164.8 million, respectively. As of June 30, 2024, we had an accumulated deficit of $1.0 billion. We expect to incur significant expenses and net losses until such time we are able to report profitable results. Our net losses may fluctuate significantly from year to year. We expect that we will continue to incur significant expenses as we continue to advance and expand clinical development and commercialization activities for PYRUKYND®, including with respect to our anticipated regulatory submissions for the treatment of thalassemia; advance and expand clinical development of AG-946 (tebapivat); continue to advance AG-181, our PAH stabilizer; continue preclinical development of a licensed siRNA development candidate pursuant to our license agreement with Alnylam; expand and protect our intellectual property portfolio, including by in-licensing or acquiring assets for pipeline growth; and hire additional commercial and development personnel.
Revenues
Our wholly owned product, PYRUKYND®, received approval from the FDA on February 17, 2022, for the treatment of hemolytic anemia in adults with PK deficiency in the United States. Upon FDA approval of PYRUKYND® in the United States, we began generating product revenue from sales of PYRUKYND®. We sell PYRUKYND® to a limited number of specialty distributors and specialty pharmacy providers, or collectively, the Customers. These Customers subsequently resell PYRUKYND® to pharmacies or dispense PYRUKYND® directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of PYRUKYND®. In July 2024, we entered into a distribution agreement with NewBridge Pharmaceuticals FZ-LLC, or the NewBridge Agreement, pursuant to which we granted NewBridge the right to commercialize PYRUKYND® in Bahrain, Kuwait, Oman, Qatar, Saudi Arabia, and the United Arab Emirates. For further discussion of our revenue recognition policy, see Note 8, Product Revenue, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

In the future, we expect to continue to generate revenue from product sales, and we may potentially generate revenue from royalties on product sales, milestone payments, and upfront payments under existing arrangements or future collaborations or licensing agreements.

Cost of Sales
Cost of sales consists primarily of manufacturing costs for sales of PYRUKYND®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of PYRUKYND® recorded during the three and six months ended June 30, 2024 and 2023 were expensed prior to February 17, 2022, and, therefore, are not included in costs of sales during the three and six months ended June 30, 2024 and 2023. The amounts excluded from cost of sales were not significant during the three and six months ended June 30, 2024 and 2023.

Inventories are reviewed periodically to identify excess or obsolete inventory based on projected sales activity as well as product shelf-life. Expired inventory is disposed of, and the related costs are recognized as cost of sales in our consolidated statements of operations, when, based on the expiry date, we do not believe we are able to sell the inventory. We have not reserved for excess or obsolete inventory during the three and six months ended June 30, 2024 and 2023.

Research and Development Expenses
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs related to our portfolio to increase as our product candidate development programs progress. However, the successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of and to commercialize these product candidates. We are unable to predict the amount of net cash inflows from PYRUKYND® or any of our product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

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
•launching commercial sales of the products, if and when approved, in the United States or in other jurisdictions, whether alone or in collaboration with others, including pursuant to the NewBridge Agreement; and
•maintaining an acceptable safety profile of the products following approval.
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
In February 2022, the FDA approved PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In November 2022, we received marketing authorization from the European Commission for PYRUKYND® for the treatment of PK deficiency in adult patients in the EU. In December 2022, we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure. In addition, we are currently evaluating PYRUKYND® in clinical trials for the treatment of thalassemia, SCD, and in pediatric patients with PK deficiency. We have worldwide development and commercial rights to PYRUKYND® and expect to fund the future development and commercialization costs related to this program. PYRUKYND® has been granted orphan drug designation for the treatment of PK deficiency by the FDA and the EMA. Additionally, PYRUKYND® has received orphan drug designation from the FDA for the treatment of thalassemia and SCD, and breakthrough medicine designation by the Saudi Food and Drug Authority for the treatment of thalassemia.
We have built our commercial infrastructure to support the commercial launch of PYRUKYND® in adult PK deficiency in the United States. In connection with our regulatory approvals in the EU and Great Britain, we are currently providing access to PYRUKYND® on a free of charge basis for eligible patients in those jurisdictions through a global managed access program. We provide access to PYRUKYND® for adult patients with PK deficiency in other jurisdictions upon request through the global managed access program, on either a free of charge or for charge basis. Our global managed access program has not had a significant impact on our business, financial condition or results of operations. Beyond the global managed access program, we continue to evaluate options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities, such as the NewBridge Agreement which we entered into in July 2024.
We are evaluating PYRUKYND® in numerous clinical trials, including the following:
•An extension study evaluating the long-term safety, tolerability and efficacy of treatment with PYRUKYND® in patients from ENERGIZE, our completed phase 3, double-blind, randomized, placebo-controlled multicenter study pivotal trial of PYRUKYND® in adults with non-transfusion-dependent alpha- or beta-thalassemia. We announced topline data for ENERGIZE in January 2024 and a more detailed analysis of the data in June 2024. A total of 194 patients were enrolled in the study, with 130 randomized to PYRUKYND® 100 mg twice-daily, and 64 randomized to matched placebo. 122 patients (93.8%) in the PYRUKYND® arm and 62 patients (96.9%) in the placebo arm completed the 24-week double-blind period of the study. The study met the primary endpoint of hemoglobin response, where treatment with PYRUKYND® demonstrated a statistically significant increase in hemoglobin response compared to placebo, as 42.3% of patients in the PYRUKYND® arm achieved a hemoglobin response, compared to 1.6% of patients in the placebo arm (2-sided p<0.0001). Treatment with PYRUKYND® also demonstrated statistically significant improvements compared to placebo for both key secondary endpoints: (i) change from baseline in average Functional Assessment of Chronic Illness Therapy-Fatigue, or FACIT-Fatigue, subscale score from week 12 to week 24 and (ii) change from baseline in average hemoglobin concentration from week 12 to week 24. During the 24-week double-blind period, four (3.1%) subjects in the PYRUKYND® arm experienced adverse events, or AEs, leading to discontinuation, and there were no AEs in the placebo arm leading to discontinuation. We aim to submit an sNDA for PYRUKYND® in thalassemia to the FDA by the end of 2024.
•An extension study evaluating the long-term safety, tolerability and efficacy of treatment with PYRUKYND® in patients from ENERGIZE-T, our completed phase 3, double-blind, randomized, placebo-controlled multicenter study evaluating the efficacy and safety of PYRUKYND® as a potential treatment for adults with transfusion-dependent alpha- or beta-thalassemia, defined as 6 to 20 red blood cell, or RBC, units transfused and ≤ six-week transfusion-free period during the 24-week period before randomization. The primary endpoint of the trial is percentage of patients with transfusion reduction response, defined as a ≥50% reduction in transfused RBC units with a reduction of ≥2 units of transfused RBCs in any consecutive 12-week period through week 48 compared with baseline. Secondary endpoints include additional transfusion reduction measures and percentage of participants with transfusion-independence. We announced topline data for ENERGIZE-T in June 2024. A total of 258 patients were enrolled in the study, with 171 randomized to PYRUKYND® 100 mg twice-daily and 87 randomized to matched placebo. 155 patients (90.6%) in the PYRUKYND® arm and 83 patients (95.4%) in the placebo arm completed the 48-week double-blind period of the study. The study met the primary endpoint of transfusion reduction response, where treatment with PYRUKYND® demonstrated a statistically significant reduction in transfusion burden compared to placebo, as 30.4% of patients achieved a transfusion reduction response, compared to 12.6% of patients in the placebo arm (2-sided p=0.0003). Treatment with PYRUKYND® also demonstrated a statistically significant reduction in additional measures of transfusion reduction response compared to placebo as assessed by the three key secondary endpoints: (i) ≥50% reduction in transfused RBC units in any consecutive 24-week period through week 48 compared with baseline, (ii) ≥33% reduction in transfused RBC units from week 13 through week 48 compared with baseline, and (iii) ≥50% reduction in transfused RBC units from week 13 through week 48 compared with baseline. In addition, a higher proportion of patients in the PYRUKYND® arm (9.9%) compared to the placebo arm (1.1%) achieved the secondary endpoint of transfusion independence (transfusion-free for ≥8 consecutive weeks through week 48). During the 48-week double-blind period, 5.8% of the patients in the PYRUKYND® arm experienced an AE leading to discontinuation, compared to 1.2% of patients in the placebo arm. As mentioned above, we aim to submit an sNDA for PYRUKYND® in thalassemia to the FDA by the end of 2024.
•RISE UP, a phase 2/3 study evaluating the efficacy and safety of PYRUKYND® in SCD patients who are 16 years of age or older, have had between two and 10 sickle cell pain crises in the past 12 months, and have hemoglobin within the range of 5.5 to 10.5 g/dL during screening. We enrolled 79 patients in the phase 2 portion of the trial, with 26 patients in the 50 mg twice daily mitapivat arm, 26 patients in the 100 mg twice daily mitapivat arm and 27 patients in the placebo arm. The primary endpoints of the phase 2 portion of the trial were hemoglobin response, defined as ≥ 1 g/dL increase in average hemoglobin concentration from week 10 to week 12 compared to baseline, and safety. In June 2023, we announced the phase 2 portion of this trial had achieved its primary endpoint of hemoglobin response in patients in both 50 mg and 100 mg twice daily mitapivat arms. 46.2% of patients (n=12) in the 50 mg twice daily mitapivat arm and 50.0% of patients (n=13) in the 100 mg twice daily mitapivat arm achieved a hemoglobin response, compared to 3.7% of patients (n=1) in the placebo arm (2-sided p=0.0003 and 0.0001, respectively). In December 2023, we announced the following additional results of the phase 2 portion of the trial: (i) the least-squares mean (95% confidence interval) for average change from baseline in hemoglobin levels, from week 10 through week 12, for patients in the 50 mg twice daily mitapivat, 100 mg twice daily mitapivat, and placebo arms, respectively, was 1.11 (0.77, 1.45) g/dL, 1.13 (0.79, 1.47) g/dL, and 0.05 (−0.28, 0.39) g/dL; (ii) we observed improvements in annualized rates of sickle cell pain crises as the annualized rate of sickle cell pain crises (95% confidence interval) for patients in the 50 mg twice daily and 100 mg twice daily mitapivat arms, respectively, was 0.83 (0.34, 1.99) and 0.51 (0.16, 1.59), compared to 1.71 (0.95, 3.08) for patients in the placebo arm; (iii) we observed improvement in patient-reported fatigue scores in the 50 mg twice daily mitapivat arm compared to the placebo arm, and the least-squares mean (95% confidence interval) for average changes from baseline in patient-reported fatigue score, from week 10 through week 12, for patients in the 50 mg twice daily mitapivat, 100 mg twice daily mitapivat, and placebo arms, respectively, was −3.80 (−7.16, −0.45), −0.10 (−3.27, 3.08), and −0.17 (−3.40, 3.07). The safety profile for mitapivat observed in the phase 2 portion of the trial was generally consistent with previously reported data in other studies of SCD and other hemolytic anemias. The most common treatment-emergent adverse events, or TEAEs, in the 50 mg BID, 100 mg BID, and placebo arms, respectively, were: headache (n=6, 6, 7), arthralgia (n=3, 5, 9), dysmenorrhea (n=0, 3, 0), pain (n=3, 3, 2), pain in extremity (n=1, 3, 6), back pain (n=4, 2, 3), nausea (n=1, 2, 4), fatigue (n=4, 1, 5), and influenza-like illness (n=1, 1, 3). There were no serious TEAEs attributed to mitapivat and there were no AEs leading to drug reduction, discontinuation, interruption or death in either the mitapivat or the placebo arms. Of the 79 patients enrolled in the study, 73 continued into the Phase 2 open-label extension period. In October 2023, we enrolled the first patient in the phase 3 portion of this trial. The phase 3 portion includes a 52-week randomized, placebo-controlled period in which participants will be randomized in a 2:1 ratio to receive the recommended (100 mg twice daily) PYRUKYND® dose level or the placebo. The primary endpoints are hemoglobin response, defined as ≥1 g/dL increase in average hemoglobin from baseline to week 52, and annualized rate of sickle cell pain crises. Participants who complete either the phase 2 or phase 3 portion will have the option to move into a 216-week open-label extension period to continue to receive PYRUKYND®. We anticipate completing enrollment by the end of 2024 and announcing topline data for this trial in 2025.
•ACTIVATE-kids and ACTIVATE-kidsT, double-blind phase 3 studies evaluating the efficacy and safety of PYRUKYND® as a potential treatment for PK deficiency in not regularly transfused and regularly transfused patients between one and 18 years old, respectively.
The primary endpoint of ACTIVATE-kidsT is transfusion reduction response, defined as ≥33% reduction in total RBC transfusion volume from week 9 through week 32 of the double-blind period. We announced topline data for ACTIVATE-kidsT in August 2024. Using Bayesian methodology, the prespecified statistical criterion for the primary endpoint in ACTIVATE-kidsT was not met using low or moderate borrowing of data from the ACTIVATE-T study in adults. In the study, 28.1% of patients in the mitapivat arm achieved the primary endpoint of transfusion reduction response, compared to 11.8% of patients in the placebo arm. Transfusion-free response and normal hemoglobin response were secondary endpoints in this study and only observed in patients in the mitapivat arm. In the 32-week double-blind treatment period, mitapivat was generally safe and well-tolerated, with safety results consistent with the safety profile for mitapivat previously observed in adults with PK deficiency who are regularly transfused. We plan to provide a more detailed analysis of the data from this trial at an upcoming medical meeting.
The primary endpoint of ACTIVATE-kids is percentage of patients with hemoglobin response, defined as ≥1.5 g/dL increase in hemoglobin concentration from baseline that is sustained at two or more scheduled assessments at weeks 12, 16, and 20 during the double-blind period. ACTIVATE-kids has completed enrollment and we anticipate announcing topline data for this trial in 2025.
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
AG-946 (tebapivat): Novel PK Activator
We are developing AG-946 (tebapivat), a novel PK activator, for the potential treatment of LR MDS and hemolytic anemias. We are evaluating AG-946 (tebapivat) in a phase 1 trial of AG-946 (tebapivat) in healthy volunteers and in patients with SCD. We have presented data from the healthy volunteer cohorts, and we have initiated the SCD patient cohort of this phase 1 trial.
We initiated a phase 2a clinical trial of AG-946 (tebapivat) in adults with LR MDS in the third quarter of 2022, and the trial has completed enrollment with 22 patients, including 12 patients classified as non-transfused and 10 patients classified as low transfusion burden. Patients received 5 mg of AG-946 (tebapivat) once daily for up to 16 weeks. The two primary endpoints of the trial were transfusion independence (for patients classified as low transfusion burden), defined as transfusion-free for ≥ eight consecutive weeks during the 16-week treatment period, and hemoglobin response, defined as a ≥ 1.5 g/dL increase from baseline in the average hemoglobin concentration measured from week 8 through week 16.
In November 2023, we announced that we achieved clinical proof-of-concept in the phase 2a portion of the trial. We observed that four of the 10 patients with low transfusion burden achieved the transfusion independence endpoint, and one of the 22 patients achieved the hemoglobin response endpoint in the 16-week treatment period. The safety profile observed was consistent with data reported in the healthy volunteer study of AG-946 (tebapivat). 19 patients elected to enroll in the extension period for up to 156 weeks. We intend to complete a full evaluation of the phase 2a trial results and assess the impact of those results on the phase 2b portion of the protocol in 2024. Based on the data generated in the Phase 2a trial, we plan to increase the dosage levels evaluated in the upcoming Phase 2b trial, which we expect to initiate in mid-2024.
Other Programs

In addition to the aforementioned development programs, we are developing AG-181, a PAH stabilizer for the potential treatment of PKU, for which we filed an IND in December 2023. We initiated a phase 1 trial of AG-181 in healthy volunteers in the first quarter of 2024. Also, in July 2023, we entered into a license agreement with Alnylam for the development and commercialization of products containing or comprised of an siRNA preclinical development candidate discovered by Alnylam and targeting the TMPRSS6 gene, and we have begun preclinical development of a product candidate for the potential treatment of patients with PV.
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
Critical Accounting Estimates
Our critical accounting estimates are those which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We have determined that our most critical accounting estimates are those relating to revenue recognition, accrued research and development expenses and stock-based compensation. As of June 30, 2024, there have been no material changes to our existing critical accounting estimates discussed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.
Results of Operations
Comparison of the three and six months ended June 30, 2024 and 2023
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Revenues:
Product revenue, net	$8,615	$6,712	$16,804	$12,321
Total revenue	$8,615	$6,712	$16,804	$12,321
Total Revenue - Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023 – The increase in total revenue of $1.9 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was due to increased product revenue associated with PYRUKYND®.

Total Revenue - Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023 – The increase in total revenue of $4.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was due to increased product revenue associated with PYRUKYND®.
Total Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Operating expenses:
Cost of sales	$1,495	$1,108	$2,122	$1,662
Research and development	77,401	68,895	146,021	136,196
Selling, general and administrative	35,536	30,409	66,550	58,776
Total operating expenses	$114,432	$100,412	$214,693	$196,634
Total Operating Expenses - Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023 – The increase in total operating expenses of $14.0 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to an increase in research and development expenses of $8.5 million which is described below under

Research and Development Expenses, and an increase in selling, general and administrative expenses of $5.1 million, driven by an increase in commercial-related activities as we prepare for the potential approval of PYRUKYND® in thalassemia.
Total Operating Expenses - Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023 – The increase in total operating expenses of $18.1 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to an increase in research and development expenses of $9.8 million which is described below under Research and Development Expenses, and an increase in selling, general and administrative expenses of $7.8 million, driven by an increase in commercial-related activities as we prepare for the potential approval of PYRUKYND® in thalassemia.
Research and Development Expenses
Our research and development expenses, by major program, are outlined in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
PK activator (PYRUKYND®)	$27,968	$26,492	$54,004	$47,491
Novel PK activator (AG-946) (tebapivat)	4,488	4,129	6,383	7,597
Other research and platform programs	7,270	2,058	10,955	5,525
Total direct research and development expenses	39,726	32,679	71,342	60,613
Compensation and related expenses	27,476	26,263	55,110	55,954
Facilities and IT related expenses & other	10,199	9,953	19,569	19,629
Total indirect research and development expenses	37,675	36,216	74,679	75,583
Total research and development expense	$77,401	$68,895	$146,021	$136,196

Total Research and Development Expenses - Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023 – The increase in total research and development expenses of $8.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to a $7.0 million increase in our direct expenses. The increase in direct expenses was primarily due to an increase in other research and platform programs as a result of costs associated with the in-licensed siRNA TMPRSS6 program for polycythemia vera.

Total Research and Development Expenses - Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023 – The increase in total research and development expenses of $9.8 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to a $10.7 million increase in our direct expenses. The increase in direct expenses was primarily due to an increase in PYRUKYND® costs due to increased process development expenses and increased costs associated with clinical trials for patients with SCD, partially offset by lower costs associated with the phase 3 clinical trials of PYRUKYND® in patients with thalassemia, ENERGIZE and ENERGIZE-T, and an increase in other research and platform programs as a result of costs associated with the in-licensed siRNA TMPRSS6 program for polycythemia vera.
Other Income and Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Interest income, net	$8,120	$8,254	17,009	16,345
Other income, net	1,579	1,640	3,213	3,144
Other Income and Expense - Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023 – Interest income, net and other income, net in the three months ended June 30, 2024 were relatively consistent with the three months ended June 30, 2023.

Other Income and Expense - Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023 – The increase in interest income, net was primarily attributable to an increase in interest rates. Other income, net in the six months ended June 30, 2024 was relatively consistent with the six months ended June 30, 2023.

Net Loss

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net loss	$(96,118)	$(83,806)	$(177,667)	$(164,824)
Net Loss - Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023 – The increase in net loss for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily driven by the increase in research and development expenses discussed above under Research and Development Expenses and the increase in selling, general and administrative expenses discussed above under Total Operating Expenses, partially offset by the increase in revenue discussed above under Revenues.

Net Loss - Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023 – The increase in net loss for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily driven by the increase in research and development expenses discussed above under Research and Development Expenses and the increase in selling, general and administrative expenses discussed above under Total Operating Expenses, partially offset by the increase in revenue discussed above under Revenues and the increase in interest income, net discussed above under Other Income and Expense.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, and through March 31, 2021, we financed our operations primarily through proceeds from the sale of our royalty rights, commercial sales of TIBSOVO®, funding received from our collaboration agreements, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings. Following the sale of our oncology business to Servier on March 31, 2021, we have financed and expect to continue to finance our operations primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO® prior to the sale of these contingent payments to Sagard, proceeds from the sale of contingent payments to Sagard, a potential Upfront Payment from Royalty Pharma and a potential Vorasidenib Milestone Payment from Servier, both of which are contingent on if the NDA for vorasidenib is approved by the FDA, potential royalty payments with respect to the Retained Earn-Out Rights, the actual and potential future sales of PYRUKYND® and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings.
On March 31, 2021, we completed the sale of our oncology business to Servier. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and the right to a potential Vorasidenib Milestone Payment, as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and the potential Vorasidenib Royalty Rights. The Vorasidenib Milestone Payment, Vorasidenib Royalty Rights and royalty payments related to TIBSOVO® are referred to as contingent payments and recognized as income when realizable. Servier also acquired our co-commercialization rights for Bristol Myers Squibb's IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene, and following the sale Servier is responsible for conducting certain clinical development activities within the IDHIFA® development program. As discussed above in Note 1, Overview and Basis of Presentation, in October 2022, we sold our rights to the royalty on U.S. net sales of TIBSOVO® to Sagard for $131.8 million. We retained our rights to the Vorasidenib Milestone Payments and Vorasidenib Royalty Rights. In February 2024, Servier announced that it received filing acceptance and priority review from the FDA for its NDA for vorasidenib for the treatment of certain IDH-mutant diffuse glioma and accelerated assessment from the EMA, for its MAA for vorasidenib. The FDA assigned the NDA a PDUFA action date of August 20, 2024, and Servier anticipates that the European Commission will approve its MAA in the second half of 2024. In May 2024, we entered into a purchase and sale agreement with Royalty Pharma, pursuant to which we agreed to sell the Vorasidenib Royalty Rights for the Upfront Payment of $905.0 million. The consummation of the sale and payment of the purchase price are subject to approval of vorasidenib by the FDA on or before October 31, 2024, and other customary closing conditions. Upon consummation of the sale, Royalty Pharma will acquire 100% of the Vorasidenib Royalty Rights payments made by Servier on account of up to $1.0 billion in net sales for each calendar year. In addition, any such Vorasidenib Royalty Rights payments made by Servier on account of U.S. net sales in each calendar year in excess of $1.0 billion will be split, with Royalty Pharma having the rights to a 12% earn-out on those excess payments and Agios retaining the Retained Earn-Out Rights. We also retain our rights to the potential Vorasidenib Milestone Payment.
Our cash, cash equivalents and marketable securities balance was $645.3 million at June 30, 2024. The potential Vorasidenib Milestone Payment, the Upfront Payment and the Retained Earn-Out Rights are our only committed potential external sources of funds. Whether the regulatory approval milestone for vorasidenib will be achieved is subject to various risks and uncertainties, which are outside our control. Furthermore, we cannot predict what success, if any, Servier may have in the United States with respect to sales of vorasidenib, if approved, and consequently we cannot estimate the amount of payments, if any, we may receive on account of the Retained Earn-Out Rights.
Cash flows
The following table provides information regarding our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(In thousands)	2024	2023
Net cash used in operating activities	$(172,456)	$(161,931)
Net cash provided by investing activities	161,806	104,721
Net cash provided by financing activities	6,963	2,704
Net change in cash and cash equivalents	$(3,687)	$(54,506)
Net cash used in operating activities. Cash used in operating activities of $172.5 million during the six months ended June 30, 2024 was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received from interest income of $19.3 million and product revenues of $17.6 million.
Cash used in operating activities of $161.9 million during the six months ended June 30, 2023 was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received from interest income of $15.6 million and product revenues of $13.6 million.
Net cash provided by investing activities. Cash provided by investing activities of $161.8 million during the six months ended June 30, 2024 was primarily due to higher proceeds from maturities and sales of marketable securities than purchases of marketable securities.
Cash provided by investing activities of $104.7 million during the six months ended June 30, 2023 was primarily due to higher proceeds from maturities and sales of marketable securities than purchases of marketable securities.
Net cash provided by financing activities. Cash provided by financing activities of $7.0 million during the six months ended June 30, 2024, was the result of net proceeds received from stock option exercises and purchases made pursuant to our 2013 Employee Stock Purchase Plan, or 2013 ESPP.

Cash provided by financing activities of $2.7 million during the six months ended June 30, 2023 was the result of net proceeds received from stock option exercises and purchases made pursuant to our 2013 ESPP.
Funding requirements
We expect our expenses to increase as we continue the research, development and clinical trials of, seek marketing approvals for, and commercialize our product candidates in our portfolio, including as we continue to commercialize PYRUKYND®. If we obtain additional marketing approvals for PYRUKYND® in thalassemia or in other indications, or outside of the United States or for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.
We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2024, together with anticipated product revenue, interest income and the potential Vorasidenib Milestone Payment and Upfront Payment, will provide the financial independence to prepare for potential PYRUKYND® launches in thalassemia and SCD, and to opportunistically expand our pipeline through both internally and externally discovered assets. Our future capital requirements will depend on many factors, including:
•the amount and timing of future revenue received from commercial sales of PYRUKYND® or any of our product candidates for which we may receive marketing approval;
•whether vorasidenib is approved by the FDA and the sale of the Vorasidenib Royalty Rights to Royalty Pharma is consummated;
•the amount of payments, if any, we may receive on account of the Retained Earn-Out Rights;
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

•the costs, timing and outcome of regulatory review of our product candidates, including with respect to our anticipated regulatory submissions for PYRUKYND® for the treatment of thalassemia;
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs primarily through cash on hand, the potential Vorasidenib Milestone Payment and Upfront Payment, potential Retained Earn-Out Rights, the actual and potential future sales of PYRUKYND® and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We do not have any committed external source of funds other than the potential Vorasidenib Milestone Payment, Upfront Payment and Retained Earn-Out Rights. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures or declaring dividends.
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
Contractual Obligations
During the six months ended June 30, 2024, there were no material changes to our contractual obligations and commitments described under Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of June 30, 2024 and December 31, 2023, we had cash, cash equivalents and marketable securities of $645.3 million and $806.4 million, respectively, consisting primarily of investments in U.S. Treasuries, government securities, corporate debt securities and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point change in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs and contract manufacturing organizations that are located in Asia and Europe and are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2024 and December 31, 2023, we had minimal or no liabilities denominated in foreign currencies.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In February 2022, we obtained marketing approval from the FDA for PYRUKYND® (mitapivat) for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In November 2022, we received marketing authorization from the European Commission for PYRUKYND® for the treatment of PK deficiency in adult patients in the EU and in December 2022 we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure. PYRUKYND® is the first product in our rare disease portfolio that has received marketing approval and is our first product following the sale of our oncology business to Servier in March 2021. Our ability to generate meaningful revenue from PYRUKYND® will depend heavily on our successful development and commercialization of the product. In connection with our regulatory approvals in the EU and Great Britain, we are currently providing access to PYRUKYND® on a free of charge basis for eligible patients in those jurisdictions through a global managed access program. We provide access to PYRUKYND® for adult patients with PK deficiency in other jurisdictions upon request through the global managed access program, on either a free of charge or for charge basis. Beyond the global managed access program, we continue to evaluate options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities, such as the NewBridge Agreement.
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

We depend heavily on the success of our clinical-stage product candidates, including the potential approval of PYRUKYND® for use in thalassemia or in indications other than PK deficiency and in other jurisdictions. Clinical trials of our product candidates may not be successful for a number of important reasons. If we or our collaborators are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
We have invested a significant portion of our efforts and financial resources in the identification of our product candidates and the development of our most advanced clinical programs, including PYRUKYND®. Our ability to generate meaningful product revenue will depend heavily on the successful clinical development and eventual commercialization of our current and any future product candidates, including PYRUKYND®. While we obtained marketing approval of PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States and marketing authorization of PYRUKYND® for the treatment of adults with PK deficiency in the EU and Great Britain, we cannot be certain that we will obtain marketing approval of PYRUKYND® in thalassemia or in indications other than PK deficiency or in other jurisdictions.
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
We have and may in the future enter into additional transactions to in-license products, technologies or assets or to acquire other products, technologies, assets or businesses. As part of the evolution of our research organization, we plan to prioritize in-licensing or acquiring assets for future pipeline growth. For example, in July 2023, we entered into a license agreement with Alnylam for the development and commercialization of products containing or comprised of an siRNA development candidate discovered by Alnylam and targeting the TMPRSS6 gene, and we have begun preclinical development of a product candidate for the potential treatment of PV.
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
Public health emergencies or pandemics could adversely affect our business, financial condition, results of operations, and prospects. We may face delays, disruptions or shortages as a result of such pandemics that may affect our ability to initiate and complete preclinical studies and clinical trials or impact our commercialization efforts. We have previously experienced disruptions to certain clinical and research activities at our CROs due to the COVID-19 pandemic. Any future pandemic or public health emergency could result in delays or pauses in site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis due to changes in hospital or university policies, federal, state or local regulations, diversion of hospital resources or other reasons related to a public health emergency. If a pandemic or public health emergency arises in the future, we may face difficulties recruiting or retaining patients in our ongoing clinical trials, and patients enrolled in our clinical trials may be unable or unwilling to visit clinical trial sites which may impact the collection of important clinical trial data and may necessitate remote data verification. In addition, limitations on the ability to visit sites may affect our enrollment timelines for our clinical trials, and may adversely affect the timing of completion of our clinical trials or our ability to complete clinical trials in a fully compliant manner. Additionally, the potential suspension of clinical trial activity at clinical trial sites or reduced availability of CRO personnel may have an adverse impact on our clinical trial plans and timelines.
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
We or our collaborators may not be able to initiate, continue or complete clinical trials for our product candidates if we or they are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States. Furthermore, enrollment had previously been particularly challenging in light of the COVID-19 pandemic.
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
In addition, we have a small number of clinical trial sites for certain clinical trials in the Middle East, including in Lebanon and Israel, that could be affected by the current armed conflict in the region.
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
In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. While we obtained marketing approval of PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States and marketing authorization of PYRUKYND® for the treatment of adults with PK deficiency in the EU and Great Britain, we cannot be certain that we will obtain marketing approval of PYRUKYND® in other indications. The results of clinical trials of PYRUKYND® for the treatment of PK deficiency and thalassemia are not predictive of results of our ongoing clinical trials of PYRUKYND® in other indications, such as SCD. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. We are prioritizing investment in advancing our late lead-optimization research, while continuing to progress our registration-enabling clinical programs in thalassemia, SCD and pediatric PK deficiency, our phase 2 trial in LR MDS, our phase 1 trial for AG-181, our PAH stabilizer for the potential treatment of PKU, and our development of a licensed siRNA development candidate under our license agreement with Alnylam. Our resource allocation decisions may cause us to fail to capitalize on viable commercial medicines or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable medicines. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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
We have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for approved medicines for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to other third parties. We have established sales and marketing capabilities to support our commercial launch of PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In addition, in connection with our regulatory approvals in the EU and Great Britain, we are currently providing access to PYRUKYND® free of charge for eligible patients in those jurisdictions through a global managed access program. We provide access to PYRUKYND® for adult patients with PK deficiency in other jurisdictions upon request through the global managed access program, on either a free of charge or for charge basis. Beyond the global managed access program, we continue to evaluate options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities, including the NewBridge Agreement.
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
We provide certain development estimates related to the development and regulatory approval of PYRUKYND® and our product candidates. If we do not achieve our projected development or regulatory approval estimates in the timeframes we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline.
From time to time, we provide estimates related to the development of PYRUKYND® and our product candidates. We also estimate the timing of the anticipated accomplishment of various scientific, preclinical, clinical, regulatory and other product development goals. These estimates may include the commencement or completion of clinical trials, the timing for reporting clinical trial results and the timing of submission of regulatory filings in various jurisdictions. From time to time, we may publicly announce our estimates, including the timing of certain milestones related to our product candidates. All of these estimates are and will be based on numerous assumptions. The actual results and timing of our preclinical studies, clinical trials and regulatory submissions can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If our estimates change or we do not meet the timing of our estimates as publicly announced, or at all, the commercialization of our products may be delayed or never achieved and, as a result, our stock price may decline.
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
We face competition with respect to PYRUKYND® and our current product candidates, and we will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. Potential competitors may include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the indications for which we are developing our product or our product candidates, such as PK deficiency, thalassemia, SCD, LR MDS, PKU, and PV. For example, Merck and Bristol-Myers Squibb Company, or BMS, are marketing a therapy to treat beta thalassemia and LR MDS and are conducting clinical trials for alpha thalassemia and LR MDS patients that are ESA naïve and non-transfusion dependent; Geron Corporation recently announced FDA approval of a treatment for adults with LR MDS with transfusion-dependent anemia; Novartis International AG, or Novartis, Emmaus Life Sciences, and Pfizer are each marketing therapies to treat SCD, with Pfizer continuing to conduct clinical trials for therapies in SCD; BioMarin Pharmaceutical Inc., or BioMarin, is marketing and conducting clinical trials for therapies to treat PKU; Novo Nordisk is conducting clinical trials for the treatment of alpha and beta thalassemia, SCD and LR MDS; bluebird is marketing a gene therapy to treat transfusion-dependent beta-thalassemia and SCD; Vertex, with CRISPR, is marketing a gene therapy targeting SCD and transfusion-dependent beta-thalassemia; Fulcrum is conducting clinical trials for a potential treatment for SCD; Keros is conducting a clinical trial for potential treatments for LR MDS; PTC and Jnana and are conducting clinical trials for potential treatments for PKU; PharmaEssentia Corp, or PharmaEssentia, and Incyte Corporation, or Incyte, are marketing therapies to treat PV, and Protagonist with Takeda, Ionis, Italfarmaco S.p.A., Disc Medicine, Inc., and Silence are developing therapies to treat PV; and a number of other biotechnology companies have product candidates in clinical development in similar indications as ours.
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

In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime over the next several years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or are in the process of enacting privacy laws that will go into effect in 2024 and beyond. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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
We developed most of our initial products and product candidates for the treatment of various types of cancer. The sale of our oncology business to Servier in 2021, including our approved products at the time of sale, TIBSOVO® and IDHIFA®, has resulted in us being a smaller, less diversified company with a more limited business concentrated on products and product candidates for the treatment of rare diseases. The success of the rare disease business is subject to various risks and uncertainties, including the possibility that we may not be able to successfully commercialize PYRUKYND®, the possibility that PYRUKYND® is not approved for thalassemia or in indications other than PK deficiency, the possibility of adverse clinical and other developments in respect of PYRUKYND® or our other product candidates of the rare disease business, and unanticipated changes in applicable laws and regulations that may adversely affect the rare disease business.
We may be more susceptible to changing market conditions, including fluctuations and risks particular to the markets for patients with rare diseases, than a more diversified company, which could adversely affect our business, financial condition and results of operations. In addition, even with the FDA approval of PYRUKYND® for PK deficiency, the diversification of our revenues, costs and cash flows has diminished following the sale of our oncology business. Our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments or satisfy other financial commitments may be diminished.
The amount of contingent consideration we will receive with respect to vorasidenib is subject to various risks and uncertainties.
As part of the sale of our oncology business to Servier, Servier agreed to pay to us:
•$200.0 million in cash if, prior to January 1, 2027, vorasidenib is granted approval for an NDA from the FDA with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an IDH1 or IDH2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), or the Vorasidenib Milestone Payment; and
•a royalty payment of 15% of the U.S. net sales (as defined in the purchase agreement with Servier) of vorasidenib from its first commercial sale through loss of exclusivity of vorasidenib, or the Vorasidenib Royalty Rights.
In May 2024, we entered into a purchase and sale agreement with Royalty Pharma, pursuant to which we agreed to sell the Vorasidenib Royalty Rights to Royalty Pharma for an upfront payment of $905.0 million in cash, or the Upfront Payment. The consummation of the sale and payment of the purchase price are subject to approval of vorasidenib by the FDA on or before October 31, 2024, and other customary closing conditions. Upon the consummation of the sale, Royalty Pharma will acquire 100% of the Vorasidenib Royalty Rights payments made by Servier on account of up to $1.0 billion in net sales for each calendar year. Any such Vorasidenib Royalty Rights payments made by Servier on account of U.S. net sales in each calendar year in excess of $1.0 billion will be split, with Royalty Pharma having the rights to a 12% earn-out on those excess payments and Agios retaining the Retained Earn-Out Rights. We also retained our rights to the Vorasidenib Milestone Payment.
The contingent consideration described above is subject to various risks and uncertainties. Although the FDA assigned Servier’s NDA for vorasidenib a Prescription Drug User Fee Act action date of August 20, 2024, there is no guarantee that vorasidenib will be approved by the FDA, and that, as such we will receive the Vorasidenib Milestone Payment, the Upfront Payment from Royalty Pharma or any potential royalties on sales of vorasidenib.
If the sale to Royalty Pharma is consummated, we will only be entitled to royalty payments on U.S. net sales of vorasidenib if such sales are in excess of $1.0 billion in a calendar year. We cannot predict what success, if any, Servier may have in the United States with respect to future sales of vorasidenib, if approved, or whether Servier will have more than $1.0 billion in net sales in any calendar year, and, therefore, we cannot predict the amount of royalty payments that we may receive prior to the loss of exclusivity of vorasidenib, if any.
Raising additional capital may restrict our operations, require us to relinquish rights to our technologies or product candidates or cause dilution to our stockholders.
Until such time, if ever, as we can generate substantial product revenue, including from sales of PYRUKYND®, we expect to finance our cash needs primarily through cash on hand, a potential Upfront Payment from Royalty Pharma if vorasidenib is approved by the FDA, a potential Vorasidenib Milestone Payment from Servier, potential royalty payments with respect to the Retained Earn-Out Rights, and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We do not have any committed external source of funds other than the potential Upfront Payment, the Vorasidenib Milestone Payment and the Retained Earn-Out Rights described above. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may require us to enter into agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures or declaring dividends. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.
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
•whether vorasidenib is approved by the FDA and the sale of the Vorasidenib Royalty Rights to Royalty Pharma is consummated;
•the amount of payments, if any, we may receive on account of the Retained Earn-Out Rights;
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
•the costs, timing and outcome of regulatory review of our product candidates, including with respect to our anticipated regulatory submissions for PYRUKYND® for the treatment of thalassemia;
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
We have a history of incurring operating losses. Our net losses for the six months ended June 30, 2024 and 2023 were $177.7 million and $164.8 million, respectively. As of June 30, 2024, we had an accumulated deficit of $1.0 billion. Prior to the sale of our oncology business to Servier in March 2021, we had generated only modest revenue from sales of TIBSOVO® and, prior to our sale to Royalty Pharma of our royalty rights to IDHIFA®, from royalties on sales of IDHIFA®. Following receipt of marketing approval in February 2022, we have begun to commercialize PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. We are currently providing access to PYRUKYND® free of charge for eligible patients in the EU and Great Britain through a global managed access program, and we provide access to PYRUKYND® for adult patients with PK deficiency in other jurisdictions through the global managed access program on either a free of charge or for charge basis. Beyond the global managed access program, we continue to evaluate options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities, such as the NewBridge Agreement.
PYRUKYND® is the first product we have received marketing approval for following the sale of our oncology business. We have neither obtained marketing approval for PYRUKYND® in any other indications nor have we obtained marketing approval for any of our other product candidates, all of which are in preclinical or clinical development stages.
Following the sale of our oncology business, we have financed and expect to continue to finance our operations primarily through cash on hand, royalty payments from Servier with respect to U.S. net sales of TIBSOVO® prior to the sale of these royalty rights to Sagard, proceeds from the sale of our rights to the royalty on U.S. net sales of TIBSOVO® to Sagard, a potential Upfront Payment from Royalty Pharma if vorasidenib is approved by the FDA, a potential Vorasidenib Milestone Payment from Servier, potential royalty payments with respect to the Retained Earn-Out Rights, and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We expect to continue to incur significant expenses and net losses until such time as we are able to report profitable results. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that we will incur significant expenses if and as we:
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
•seek marketing approvals for our product candidates that successfully complete clinical trials, including our anticipated regulatory submissions for PYRUKYND® for the treatment of thalassemia;
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
We do not have any manufacturing or supply chain-related facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the materials and manufacture of our product candidates for preclinical and clinical testing and for commercial supply of PYRUKYND® and any product candidate for which we obtain marketing approval.
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
If either we or any third parties on which we rely are adversely impacted by restrictions resulting from the COVID-19 pandemic, the emergence of another public health epidemic, by rising global energy costs or energy shortages or rationing and/or the impacts of the Russia-Ukraine war, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and research and development operations and our product for commercialization.
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
We may seek collaborations for the development and commercialization of our product candidates, such as the NewBridge Agreement, with large and mid-size pharmaceutical companies and biotechnology companies. We face significant competition in seeking appropriate collaborators. Collaborations are complex and time-consuming to negotiate and document. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. Collaborators may have rights that restrict us from entering into future agreements on certain terms with potential collaborators.
If we enter into any such arrangements with collaborators, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities. Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing, which may result in a need for additional capital to pursue further development or commercialization of the applicable product candidate. Collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation. Disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our medicines or product candidates or that result in costly litigation or arbitration that diverts management attention and resources. In addition, our ability to enter into arrangements with collaborators in specific regions, such as the Middle East, may be affected by localized geopolitical unrest or military conflict, such as the current armed conflict in the region.
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
The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product and product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. We have in the past, are and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our medicines and technology, including opposition, derivation, revocation, reexamination, post-grant and inter partes review or interference proceedings before the USPTO or other patent offices around the world. For example, two of the European patents in our mitapivat portfolio, neither being the primary compound patent, have been challenged in opposition proceedings in the European Patent Office. The revocation of either of these European patents could potentially allow additional competitor drugs, if approved, to enter the European marketplace earlier than anticipated.
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
Several significant administrative law cases were decided by the U.S. Supreme Court in 2024, most notably Loper Bright Enterprises v. Raimondo, which overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc. Since 1984, Chevron had required that courts defer to reasonable agency interpretations of statutes and agency action. In Loper Bright, the Supreme Court held that the U.S. Administrative Procedure Act requires courts to exercise their independent judgment when deciding whether an agency has acted within its statutory authority, and that courts may not defer to an agency interpretation solely because a statute is ambiguous. These decisions may result in additional legal challenges to regulations and guidance issued by federal regulatory agencies, including the FDA and CMS, that we have relied on and intend to rely on in the future. Any such challenges, if successful, could have an impact on our business, and any such impact could be material. In addition to potential changes to regulations and agency guidance as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays in and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations.
Finally, our ability to develop and market new drug products may be impacted if litigation challenging the FDA’s approval of another company’s drug continues. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS.
The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market, but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that the FDA authorized in 2016 and 2021 were arbitrary and capricious. In June 2024, the Supreme Court reversed and remanded that decision after unanimously finding that the plaintiffs did not have standing to bring this legal action against the FDA. Depending on the outcome of this litigation, if it continues, our ability to develop new drug product candidates and to maintain approval of existing drug products and measures adopted under a REMS is at risk and our efforts to develop and market new drug products could be delayed, undermined or subject to protracted litigation.
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

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (including potentially reducing the duration of regulatory data protection and revising the eligibility for expedited pathways) was published in April 2023, and the European Parliament has requested several amendments. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.
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
Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same product for that time period. The applicable period is seven years in the United States and currently ten years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. Moreover, even after an orphan drug is approved, the FDA can subsequently approve a different product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.
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
In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the IRA, has been delayed by Congress to January 1, 2032.
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

In June 2023, Merck filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce and pharmaceutical companies, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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
•the decision to focus our efforts on our rare disease business;
•the evolution of our research organization;
•whether the sale of the Vorasidenib Royalty Rights to Royalty Pharma will be consummated;

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
As of June 30, 2024, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation	8-K	001-36014	July 30, 2013	3.1
3.2	Third Amended and Restated By-Laws	8-K	001-36014	March 3, 2023	3.1
10.1†	Purchase and Sale Agreement, dated May 24, 2024, by and between the Registrant and Royalty Pharma Investments 2019 ICAV					X
31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are not embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)					X

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

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGIOS PHARMACEUTICALS, INC.

August 1, 2024	By:	/s/ Brian Goff
Brian Goff Chief Executive Officer (principal executive officer)

August 1, 2024	By:	/s/ Cecilia Jones
Cecilia Jones Chief Financial Officer (principal financial officer)