Form 10-Q
period 2024-09-30
AGIOS PHARMACEUTICALS, INC.
filed 2024-10-31
CIK 1439222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 25, 2024: 57,030,195

AGIOS PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)
AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$253,730	$88,205
Marketable securities	751,027	688,723
Accounts receivable, net	3,118	2,810
Inventory	26,429	19,076
Prepaid expenses and other current assets	39,885	35,021
Total current assets	1,074,189	833,835
Marketable securities	655,889	29,435
Operating lease assets	45,841	54,409
Property and equipment, net	11,819	15,382
Other non-current assets	4,056	4,057
Total assets	$1,791,794	$937,118
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,143	$9,780
Accrued expenses	33,307	43,167
Income taxes payable	52,682	—
Operating lease liabilities	16,319	15,008
Total current liabilities	119,451	67,955
Operating lease liabilities, net of current portion	44,515	56,988
Other non-current liabilities	1,156	1,156
Total liabilities	165,122	126,099
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 73,237,954 shares issued and 57,021,543 shares outstanding at September 30, 2024, and 72,161,489 shares issued and 55,945,078 shares outstanding at December 31, 2023	73	72
Additional paid-in capital	2,478,066	2,436,523
Accumulated other comprehensive income (loss)	3,420	(441)
Treasury stock, at cost (16,216,411 shares at September 30, 2024 and December 31, 2023)	(802,486)	(802,486)
Accumulated deficit	(52,401)	(822,649)
Total stockholders’ equity	1,626,672	811,019
Total liabilities and stockholders’ equity	$1,791,794	$937,118
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Revenues:
Product revenue, net	$8,964	$7,399	$25,768	$19,720
Total revenue	8,964	7,399	25,768	19,720
Operating expenses:
Cost of sales	$783	$633	$2,905	$2,295
Research and development	72,455	81,841	218,476	218,037
Selling, general and administrative	38,537	25,822	105,087	84,598
Total operating expenses	111,775	108,296	326,468	304,930
Loss from operations	(102,811)	(100,897)	(300,700)	(285,210)
Gain on sale of contingent payments	889,136	—	889,136	—
Milestone payment from gain on sale of oncology business	200,000	—	200,000	—
Interest income, net	13,059	8,375	30,068	24,720
Other income, net	1,651	1,198	4,864	4,342
Net income (loss) before taxes	1,001,035	(91,324)	823,368	(256,148)
Income tax expense	53,120	—	53,120	—
Net income (loss)	$947,915	$(91,324)	$770,248	$(256,148)
Net income (loss) per share - basic	$16.65	$(1.64)	$13.58	$(4.61)
Net income (loss) per share - diluted	$16.22	$(1.64)	$13.38	$(4.61)
Weighted-average number of common shares used in computing net income (loss) per share – basic	56,939,403	55,803,663	56,709,318	55,559,766
Weighted-average number of common shares used in computing net income (loss) per share – diluted	58,432,796	55,803,663	57,581,382	55,559,766
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net income (loss)	$947,915	$(91,324)	$770,248	$(256,148)
Other comprehensive income
Unrealized gain on available-for-sale securities	4,465	2,974	3,861	6,639
Comprehensive income (loss)	$952,380	$(88,350)	$774,109	$(249,509)
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2023	72,161,489	$72	$2,436,523	$(441)	$(822,649)	(16,216,411)	$(802,486)	$811,019
Unrealized loss on available-for-sale securities	—	—	—	(646)	—	—	—	(646)
Common stock issued under stock incentive plan and ESPP	806,433	1	5,863	—	—	—	—	5,864
Stock-based compensation expense	—	—	9,234	—	—	—	—	9,234
Net loss	—	—	—	—	(81,549)	—	—	(81,549)
Balance at March 31, 2024	72,967,922	$73	$2,451,620	$(1,087)	$(904,198)	(16,216,411)	$(802,486)	$743,922
Unrealized gain on available-for-sale securities	—	—	—	42	—	—	—	42
Common stock issued under stock incentive plan and ESPP	123,568	—	1,099	—	—	—	—	1,099
Stock-based compensation expense	—	—	11,565	—	—	—	—	11,565
Net loss	—	—	—	—	(96,118)	—	—	(96,118)
Balance at June 30, 2024	73,091,490	$73	$2,464,284	$(1,045)	$(1,000,316)	(16,216,411)	$(802,486)	$660,510
Unrealized gain on available-for-sale securities	—	—	—	4,465	—	—	—	4,465
Common stock issued under stock incentive plan and ESPP	146,464	—	2,637	—	—	—	—	2,637
Stock-based compensation expense	—	—	11,145	—	—	—	—	11,145
Net income	—	—	—	—	947,915	—	—	947,915
Balance at September 30, 2024	73,237,954	73	2,478,066	3,420	(52,401)	(16,216,411)	(802,486)	1,626,672

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2022	71,256,118	$71	$2,386,325	$(12,535)	$(470,561)	(16,216,411)	$(802,486)	$1,100,814
Unrealized gain on available-for-sale securities	—	—	—	4,124	—	—	—	4,124
Common stock issued under stock incentive plan and ESPP	501,660	1	2,466	—	—	—	—	2,467
Stock-based compensation expense	—	—	10,139	—	—	—	—	10,139
Net loss	—	—	—	—	(81,018)	—	—	(81,018)
Balance at March 31, 2023	71,757,778	$72	$2,398,930	$(8,411)	$(551,579)	(16,216,411)	$(802,486)	$1,036,526
Unrealized loss on available-for-sale securities	—	—	—	(459)	—	—	—	(459)
Common stock issued under stock incentive plan and ESPP	193,408	—	238	—	—	—	—	238
Stock-based compensation expense	—	—	11,737	—	—	—	—	11,737
Net loss	—	—	—	—	(83,806)	—	—	(83,806)
Balance at June 30, 2023	71,951,186	$72	$2,410,905	$(8,870)	$(635,385)	(16,216,411)	$(802,486)	$964,236
Unrealized gain on available-for-sale securities	—	—	—	2,974	—	—	—	2,974
Common stock issued under stock incentive plan and ESPP	149,198	—	1,881	—	—	—	—	1,881
Stock-based compensation expense	—	—	9,076	—	—	—	—	9,076
Net loss	—	—	—	—	(91,324)	—	—	(91,324)
Balance at September 30, 2023	72,100,384	$72	$2,421,862	$(5,896)	$(726,709)	(16,216,411)	$(802,486)	$886,843
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2024	2023
Operating activities
Net income (loss)	$770,248	$(256,148)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,286	5,220
Stock-based compensation expense	31,944	30,952
Net accretion of discount on marketable securities	(8,870)	(4,658)
(Gain) loss on disposal of property and equipment	(39)	278
Non-cash operating lease expense	8,568	7,967
Expense associated with license agreement	—	17,500
Realized gain on investments	(168)	(28)
Gain on sale of contingent payments	(889,136)	—
Milestone payment from gain on sale of oncology business	(200,000)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(308)	1,030
Inventory	(7,353)	(8,782)
Prepaid expenses and other current and non-current assets	(4,863)	440
Accounts payable	7,357	(5,201)
Accrued expenses and other current liabilities	(9,860)	140
Income taxes payable	52,682	—
Operating lease liabilities	(11,162)	(10,161)
Other non-current liabilities	—	(2,123)
Net cash used in operating activities	(256,674)	(223,574)
Investing activities
Purchases of marketable securities	(1,344,107)	(327,490)
Proceeds from maturities and sales of marketable securities	668,248	488,492
Payments associated with license agreement	—	(17,500)
Proceeds from sale of contingent payments	889,136	—
Proceeds from milestone payment from gain on sale of oncology business	200,000	—
Purchases of property and equipment	(718)	(765)
Proceeds from sale of equipment	40	1,325
Net cash provided by investing activities	412,599	144,062
Financing activities
Net proceeds from stock option exercises and employee stock purchase plan	9,600	4,586
Net cash provided by financing activities	9,600	4,586
Net change in cash and cash equivalents	165,525	(74,926)
Cash and cash equivalents at beginning of the period	88,205	139,259
Cash and cash equivalents at end of the period	$253,730	$64,333

Supplemental disclosure of non-cash investing and financing transactions
Additions to property and equipment in accounts payable and accrued expenses	$61	$14
Net cash taxes (returned) paid	$(637)	$1,586

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
The lead product candidate in our portfolio, PYRUKYND® (mitapivat), is an activator of both wild-type and mutant pyruvate kinase, or PK, enzymes for the potential treatment of hemolytic anemias. In February 2022, the U.S. Food and Drug Administration, or FDA, approved PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In November 2022, we received marketing authorization from the European Commission for PYRUKYND® for the treatment of PK deficiency in adult patients in the European Union, or EU. In December 2022, we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure. In addition, we are currently evaluating PYRUKYND® in clinical trials for the treatment of thalassemia, sickle cell disease, or SCD, and in pediatric patients with PK deficiency. We are also developing (i) AG-946 (tebapivat), a novel PK activator, for the potential treatment of lower-risk myelodysplastic syndrome, or LR MDS, and hemolytic anemias, and (ii) AG-181, our phenylalanine hydroxylase, or PAH, stabilizer for the potential treatment of phenylketonuria, or PKU. In September 2024, AG-946 (tebapivat) was granted Orphan Drug Designation by the FDA for the treatment of MDS.
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
In accordance with the license agreement, in the three months ended September 30, 2023, we made an up-front payment to Alnylam and recognized in-process research and development of $17.5 million. We will also pay Alnylam for certain expenses associated with the development of the TMPRSS6 program, and these will be recorded in our Consolidated Statements of Operations as incurred. Additionally, we are responsible to pay up to $130.0 million in potential development and regulatory milestones, in addition to sales milestones as well as tiered royalties on annual net sales, if any, of licensed products, which may be subject to specified reductions and offsets.

Sale of Oncology Business to Servier and Sale of Contingent Payments
On March 31, 2021, we completed the sale of our oncology business to Servier Pharmaceuticals, LLC, or Servier, which represented a discontinued operation. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200.0 million in cash, if, prior to January 1, 2027, vorasidenib is granted new drug application approval from the FDA with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase, or IDH, 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), or the Vorasidenib Milestone Payment, as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity, or the Vorasidenib Royalty Rights. The Vorasidenib Milestone Payment, Vorasidenib Royalty Rights and royalty payments related to TIBSOVO® are referred to as contingent payments and recognized as income when realizable. Servier also acquired our co-commercialization rights for Bristol Myers Squibb’s IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene Corporation, or Celgene, and following the sale Servier has agreed to conduct certain clinical development activities within the IDHIFA® development program.
In October 2022, we sold our rights to future contingent payments associated with the royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through the loss of exclusivity to entities affiliated with Sagard Healthcare Partners, or Sagard, and recognized income of $127.9 million in our consolidated statements of operations for the year ended December 31, 2022.
In August 2024, the FDA approved vorasidenib for adult and pediatric patients 12 years and older with Grade 2 astrocytoma or oligodendroglioma with a susceptible IDH1 or IDH2 mutation, following surgery including biopsy, sub-total resection, or gross total resection. In September 2024, we received the Vorasidenib Milestone Payment from Servier and recognized income of $200.0 million within the milestone payment from gain on sale of oncology business line item in our consolidated statements of operations for the three and nine months ended September 30, 2024.
In May 2024, we entered into a purchase and sale agreement to sell the Vorasidenib Royalty Rights to Royalty Pharma Investments 2019 ICAV, or Royalty Pharma, for $905.0 million in cash, or the Upfront Payment. The sale was contingent upon FDA approval of vorasidenib and other customary closing conditions. Upon consummation of the sale in August 2024, Royalty Pharma acquired 100% of the Vorasidenib Royalty Rights payments made by Servier on account of up to $1.0 billion in U.S. net sales for each calendar year. In addition, any such Vorasidenib Royalty Rights payments made by Servier on account of U.S. net sales in each calendar year in excess of $1.0 billion will be split, with Royalty Pharma having the rights to a 12% earn-out on those excess payments and Agios retaining the rights to a 3% earn-out on those excess payments, or the Retained Earn-Out Rights. As a result of the sale, we recognized $889.1 million ($905.0 million net of fees of $15.9 million) within the gain on sale of contingent payments line item in our consolidated statements of operations for the three and nine months ended September 30, 2024. Royalty income related to the Retained Earn-Out Rights will be recognized in the period when realizable.
Basis of Presentation
The condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations, comprehensive income (loss) and stockholders' equity for the three and nine months ended September 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of September 30, 2024, our results of operations and stockholders' equity for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and nine-month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period. The condensed consolidated balance sheet data as of December 31, 2023 was derived from our audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the Securities and Exchange Commission, or SEC, on February 15, 2024.
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
Liquidity
As of September 30, 2024, we had cash, cash equivalents and marketable securities of $1.7 billion. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities to be sufficient to fund current operations for at least the next twelve months from the issuance of the financial statements. If we are unable to raise additional funds through equity or debt financings, we may be required to delay, limit, reduce or terminate product development or future commercialization efforts, or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
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
The following table summarizes our cash equivalents and marketable securities measured at fair value and by level on a recurring basis as of September 30, 2024:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$20,154	$149,936	$—	$170,090
Total cash equivalents	20,154	149,936	—	170,090

Marketable securities:
Certificates of deposit	$—	$13,743	$—	$13,743
U.S. Treasuries	—	266,598	—	266,598
Government securities	—	297,557	—	297,557
Corporate debt securities	—	829,018	—	829,018
Total marketable securities	—	1,406,916	—	1,406,916
Total cash equivalents and marketable securities	$20,154	$1,556,852	$—	$1,577,006
Cash equivalents and marketable securities have been initially valued at the transaction price and are subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2024.
There have been no changes to the valuation methods during the nine months ended September 30, 2024, and we had no financial assets or liabilities that were classified as Level 3 at any point during the nine months ended September 30, 2024.
4. Marketable Securities
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and are recorded at fair value. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets and statements of stockholders’ equity, and a component of total comprehensive income (loss) in the condensed consolidated statements of comprehensive income (loss), until realized. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the condensed consolidated balance sheets with a corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive income, net of taxes. Realized gains and losses are included in investment income on a specific-identification basis. There were no material realized gains or losses on marketable securities for the three and nine months ended September 30, 2024 or 2023.
Marketable securities at September 30, 2024 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$13,724	$19	$—	$13,743
U.S. Treasuries	179,560	299	(10)	179,849
Government securities	160,442	235	(34)	160,643
Corporate debt securities	396,143	718	(69)	396,792
Total Current	749,869	1,271	(113)	751,027

Non-current:
U.S. Treasuries	86,299	477	(27)	86,749
Government securities	136,747	250	(83)	136,914
Corporate debt securities	430,581	1,733	(88)	432,226
Total Non-current	653,627	2,460	(198)	655,889
Total marketable securities	$1,403,496	$3,731	$(311)	$1,406,916

Marketable securities at December 31, 2023 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$30,876	$—	$(56)	$30,820
Government securities	247,460	194	(695)	246,959
Corporate debt securities	411,045	874	(975)	410,944
Total Current	689,381	1,068	(1,726)	688,723

Non-current:
U.S. Treasuries	4,802	30	—	4,832
Government securities	9,986	75	—	10,061
Corporate debt securities	14,430	112	—	14,542
Total Non-current	29,218	217	—	29,435
Total marketable securities	$718,599	$1,285	$(1,726)	$718,158
As of September 30, 2024 and December 31, 2023, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale.
As of September 30, 2024 and December 31, 2023, we held 91 and 151 debt securities, respectively, that were in an unrealized loss position for less than one year. We did not record an allowance for credit losses as of September 30, 2024 and December 31, 2023 related to these securities. The aggregate fair value of debt securities in an unrealized loss position at September 30, 2024 and December 31, 2023 was $336.6 million and $513.5 million, respectively. There were no individual securities that were in a significant unrealized loss position as of September 30, 2024 and December 31, 2023. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We do not consider these marketable securities to be impaired as of September 30, 2024 and December 31, 2023.
5. Inventory
Inventory, which consists of commercial supply of PYRUKYND®, consisted of the following:

(In thousands)	September 30, 2024	December 31, 2023
Raw materials	$90	$51
Work-in-process	24,079	17,568
Finished goods	2,260	1,457
Total inventory	$26,429	$19,076
6. Leases
Our building leases are comprised of office and laboratory space under non-cancelable operating leases. These lease agreements have remaining lease terms of approximately three years and contain various clauses for renewal at our option. The renewal options were not included in the calculation of the operating lease assets and the operating lease liabilities as the renewal options are not reasonably certain of being exercised. The lease agreements do not contain residual value guarantees.
The components of lease expense and other information related to leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Operating lease costs	$3,807	$3,807	$11,420	$11,420
Cash paid for amounts included in the measurement of operating lease liabilities	4,684	4,550	14,015	$13,614

We have not entered into any material short-term leases or financing leases as of September 30, 2024.
In arriving at the operating lease liabilities as of September 30, 2024 and December 31, 2023, we applied the weighted-average incremental borrowing rate of 5.7% for both periods over a weighted-average remaining lease term of 3.4 and 4.2 years, respectively.
As of September 30, 2024, undiscounted minimum rental commitments under non-cancelable leases were as follows:

(In thousands)
Remaining 2024	$3,126
2025	19,507
2026	20,151
2027	20,755
2028	3,479
Undiscounted minimum rental commitments	$67,018
Interest	(6,184)
Operating lease liabilities	$60,834
We provided our landlord a security deposit of $2.9 million as security for our leases, which is included within other non-current assets on our condensed consolidated balance sheet.
In August 2021, we entered into a long-term sublease agreement for 13,000 square feet of the office space at 38 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through December 2024. In April 2022, we entered into a long-term sublease agreement for 27,000 square feet of the office space at 64 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through April 2025. In May 2023, we entered into a long-term sublease agreement for 7,407 square feet of office space on the first floor of 64 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through April 2025. We recorded operating sublease income of $1.6 million and $1.7 million for the three months ended September 30, 2024 and 2023, respectively, and $4.8 million and $4.5 million for the nine months ended September 30, 2024 and 2023, respectively, in other income, net in the condensed consolidated statements of operations. We hold security deposits from our sublessees of approximately $1.2 million which is recorded within other non-current assets on our condensed consolidated balance sheet.

As of September 30, 2024, the future minimum lease payments to be received under the long-term sublease agreements were as follows:

(In thousands)
Remaining 2024	$1,284
2025	1,310
Total	$2,594
7. Accrued Expenses
Accrued expenses consisted of the following:

(In thousands)	September 30, 2024	December 31, 2023
Accrued compensation	$17,686	$23,232
Accrued research and development costs	9,731	15,463
Accrued professional fees	3,273	3,115
Accrued other	2,617	1,357
Total accrued expenses	$33,307	$43,167
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
Product revenue, net, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Product revenue, net	$8,964	$7,399	$25,768	$19,720
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
The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2024:

(In thousands)	Contractual Adjustments	Government Rebates	Returns/ Replacement	Total
Balance at December 31, 2023	$156	$1,084	$232	$1,472
Current provisions relating to sales in the current year	1,021	1,915	289	3,225
Adjustments relating to prior years	(39)	(49)	40	(48)
Payments/returns relating to sales in the current year	(860)	(731)	—	(1,591)
Payments/returns relating to sales in the prior years	(85)	(373)	(71)	(529)
Balance at September 30, 2024	$193	$1,846	$490	$2,529
Total revenue-related reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In thousands)	September 30, 2024	December 31, 2023
Reduction of accounts receivable	$91	$151
Component of accrued expenses	2,438	1,321
Total revenue-related reserves	$2,529	$1,472
The following table presents changes in our contract assets during the nine months ended September 30, 2024:

(In thousands)	December 31, 2023	Additions	Deductions	September 30, 2024
Contract assets(1)
Accounts receivable, net	$2,810	$28,921	$(28,613)	$3,118
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
As of September 30, 2024, the maximum number of shares reserved under the 2013 Plan, the 2023 Plan and the inducement grants described above was 11,030,891, and we had 2,819,436 shares available for future issuance under the 2023 Plan.
Stock options
The following table presents stock option activity for the nine months ended September 30, 2024:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2023	5,263,681	$44.94
Granted	1,023,433	34.04
Exercised	(223,740)	31.13
Cancelled/Forfeited	(46,427)	42.18
Expired	(24,750)	35.37
Outstanding at September 30, 2024	5,992,197	$43.65
Exercisable at September 30, 2024	3,840,761	$50.47
Vested and expected to vest at September 30, 2024	5,992,197	$43.65
At September 30, 2024, there was approximately $33.5 million of total unrecognized compensation expense related to unvested stock option awards, which we expect to recognize over a weighted-average period of approximately 2.49 years.

Restricted stock units
The following table presents RSU activity for the nine months ended September 30, 2024:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2023	1,346,701	$29.67
Granted	1,117,510	31.95
Vested	(579,370)	32.72
Forfeited	(40,166)	30.41
Unvested shares at September 30, 2024	1,844,675	$30.08
As of September 30, 2024, there was approximately $39.6 million of total unrecognized compensation expense related to RSUs, which we expect to recognize over a weighted-average period of approximately 2.01 years.
Performance-based stock units
The following table presents PSU activity for the nine months ended September 30, 2024:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2023	362,133	$30.66
Granted	183,000	32.27
Vested	(170,550)	35.04
Unvested shares at September 30, 2024	374,583	$29.45
Stock-based compensation expense associated with these PSUs is recognized if the underlying performance condition is considered probable of achievement using our management’s best estimates.
As of September 30, 2024, there was no unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered probable of achievement, and $11.0 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered not probable of achievement.
Market-based stock units
The following table presents market-based stock unit, or MSU, activity for the nine months ended September 30, 2024:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2023	42,695	$41.50
Expired	(42,695)	41.50
Unvested shares at September 30, 2024	—	$—
The fair value of MSUs are estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the market condition. As of September 30, 2024, there was no remaining unrecognized compensation expense related to MSUs.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. We issued and sold 102,805 and 112,832 shares of common stock during the nine months ended September 30, 2024 and 2023, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 2,363,636 shares of our common stock. As of September 30, 2024, we had 1,583,234 shares of common stock available for future issuance under the 2013 ESPP.

Stock-based compensation expense
Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Stock options	$4,579	$4,171	$13,011	$13,065
Restricted stock units	6,314	4,735	17,491	14,436
Performance-based stock units	—	—	750	2,784
Employee stock purchase plan	252	170	692	667
Total stock-based compensation expense	$11,145	$9,076	$31,944	$30,952

Expenses related to stock options and stock-based awards were allocated as follows in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Research and development expense	$4,391	$3,635	$12,626	$12,530
Selling, general and administrative expense	6,754	5,441	19,318	18,422
Total stock-based compensation expense	$11,145	$9,076	$31,944	$30,952
10. Income (Loss) per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net income (loss) per share calculation, stock options, RSUs and PSUs for which the performance and market vesting conditions, respectively, have been deemed probable, and 2013 ESPP shares are considered to be common stock equivalents, while PSUs with performance and market vesting conditions, respectively, that were not deemed probable as of September 30, 2024 are not considered to be common stock equivalents.
We utilize the control number concept in the computation of diluted earnings per share to determine whether potential common stock equivalents are dilutive. The control number used is net income (loss) from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories. Since we had a net loss for the three and nine months ended September 30, 2023, no dilutive effect was recognized in the calculation of loss per share and basic and diluted net loss per share was the same for those periods.

The following is a reconciliation of basic weighted-average number of common shares used in computing net income (loss) per share to diluted weighted-average number of common shares used in computing net income (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic shares	56,939,403	55,803,663	56,709,318	55,559,766
Effect of dilutive securities
Stock options	557,300	—	231,082	—
Restricted stock units	927,149	—	626,208	—
Performance-based stock units	—	—	11,793	—
Employee stock purchase plan shares	8,944	—	2,981	—
Diluted shares	58,432,796	55,803,663	57,581,382	55,559,766

The following common stock equivalents were excluded from the calculation of diluted net income (loss) per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	3,463,344	5,542,418	5,176,610	5,542,418
Restricted stock units	—	1,355,987	90,480	1,355,987
Employee stock purchase plan shares	3,139	11,383	4,393	11,383
Total common stock equivalents	3,466,483	6,909,788	5,271,483	6,909,788

11. Income Taxes
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

We recorded income tax expense of $53.1 million for the three and nine months ended September 30, 2024 compared to no income tax expense for the three and nine months ended September 30, 2023. The income tax expense in the three and nine months ended September 30, 2024 was predominantly due to the current tax impact of the sale of the Vorasidenib Royalty Rights and the Vorasidenib Milestone Payment received in the three months ended September 30, 2024 as discussed above in Note 1, Overview and Basis of Presentation. While we released a portion of our valuation allowance when we utilized certain net operating loss carryforwards, or NOLs, and research and development tax credits as a result of the income associated with the sale of Vorasidenib Royalty Rights and the Vorasidenib Milestone Payment in the three months ended September 30, 2024, we continue to maintain a full valuation allowance against all of our net deferred tax assets.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Information
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023, and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 15, 2024. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management, and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, selling, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” “vision,” “will,” “would” or the negatives of these words and similar expressions are intended to identify these forward-looking statements, although not all forward-looking statements contain these identifying words. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2023. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.
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
The lead product candidate in our portfolio, PYRUKYND® (mitapivat), is an activator of both wild-type and mutant pyruvate kinase, or PK, enzymes for the potential treatment of hemolytic anemias. In February 2022, the U.S. Food and Drug Administration, or FDA, approved PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In November 2022, we received marketing authorization from the European Commission for PYRUKYND® for the treatment of PK deficiency in adult patients in the European Union, or EU. In December 2022, we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure. In addition, we are currently evaluating PYRUKYND® in clinical trials for the treatment of thalassemia, sickle cell disease, or SCD, and in pediatric patients with PK deficiency. We are also developing (i) AG-946 (tebapivat), a novel PK activator, for the potential treatment of lower-risk myelodysplastic syndrome, or LR MDS, and hemolytic anemias, and (ii) AG-181, our phenylalanine hydroxylase, or PAH, stabilizer for the potential treatment of phenylketonuria, or PKU. In September 2024, AG-946 (tebapivat) was granted Orphan Drug Designation by the FDA for the treatment of MDS.
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
Alnylam License Agreement
In accordance with the license agreement with Alnylam, in the three months ended September 30, 2023, we made an up-front payment to Alnylam and recognized in-process research and development of $17.5 million. We will also pay Alnylam for certain expenses associated with the development of the TMPRSS6 program, and these will be recorded in our Consolidated Statements of Operations as incurred. Additionally, we are responsible to pay up to $130.0 million in potential development and regulatory milestones, in addition to sales milestones as well as tiered royalties on annual net sales, if any, of licensed products, which may be subject to specified reductions and offsets. Because the acquired assets under the license agreement with Alnylam do not meet the definition of a business in accordance with ASC 805, Business Combinations, we accounted for the agreement as an asset acquisition.
Sale of Oncology Business to Servier and Sale of Contingent Payments
On March 31, 2021, we completed the sale of our oncology business to Servier Pharmaceuticals, LLC, or Servier, which represented a discontinued operation. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200.0 million in cash, if, prior to January 1, 2027, vorasidenib is granted new drug application, or NDA, approval from the FDA with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase, or IDH, 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), or the Vorasidenib Milestone Payment, as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity, or the Vorasidenib Royalty Rights. The Vorasidenib Milestone Payment, Vorasidenib Royalty Rights and royalty payments related to TIBSOVO® are referred to as contingent payments and recognized as income when realizable. Servier also acquired our co-commercialization rights for Bristol Myers Squibb’s IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene Corporation, or Celgene, and following the sale Servier agreed to conduct certain clinical development activities within the IDHIFA® development program.
In October 2022, we sold our rights to future contingent payments associated with the royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through the loss of exclusivity to entities affiliated with Sagard Healthcare Partners, or Sagard, and recognized income of $127.9 million in our consolidated statements of operations for the year ended December 31, 2022.
In August 2024, the FDA approved vorasidenib for adult and pediatric patients 12 years and older with Grade 2 astrocytoma or oligodendroglioma with a susceptible IDH1 or IDH2 mutation, following surgery including biopsy, sub-total resection, or gross total resection. In September 2024, we received the Vorasidenib Milestone Payment from Servier and recognized income of $200.0 million within the milestone payment from gain on sale of oncology business line item in our consolidated statements of operations for the three and nine months ended September 30, 2024.
In May 2024, we entered into a purchase and sale agreement to sell the Vorasidenib Royalty Rights to Royalty Pharma Investments 2019 ICAV, or Royalty Pharma, for $905.0 million in cash, or the Upfront Payment. The sale was contingent upon FDA approval of vorasidenib and other customary closing conditions. Upon consummation of the sale in August 2024, Royalty Pharma acquired 100% of the Vorasidenib Royalty Rights payments made by Servier on account of up to $1.0 billion in U.S. net sales for each calendar year. In addition, any such Vorasidenib Royalty Rights payments made by Servier on account of U.S. net sales in each calendar year in excess of $1.0 billion will be split, with Royalty Pharma having the rights to a 12% earn-out on those excess payments and Agios retaining the rights to a 3% earn-out on those excess payments, or the Retained Earn-Out Rights. As a result of the sale, we recognized $889.1 million ($905.0 million net of fees of $15.9 million) within the gain on sale of contingent payments line item in our consolidated statements of operations for the three and nine months ended September 30, 2024. Royalty income related to the Retained Earn-Out Rights will be recognized in the period when realizable.
Financial Operations Overview
General
Since inception, our operations have primarily focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism and classical hematology, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, establishing a commercial infrastructure, preparing for and executing on the commercial launch of PYRUKYND® and, prior to the sale of our oncology business to Servier on March 31, 2021, marketing TIBSOVO® and IDHIFA®. Through March 31, 2021, we financed our operations primarily through proceeds from the sale of our royalty rights, commercial sales of TIBSOVO®, funding received from our collaboration agreements, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings. Following the sale of our oncology business to Servier on March 31, 2021, we have financed and expect to continue to finance our operations primarily through cash on hand, potential royalty payments with respect to the Retained Earn-Out Rights, the actual and potential future sales of PYRUKYND® and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings.

Additionally, since inception, we have historically incurred significant operating losses. Our net income for the nine months ended September 30, 2024 was $770.2 million and our net loss for the nine months ended September 30, 2023 was $256.1 million. As of September 30, 2024, we had an accumulated deficit of $52.4 million. The net income we generated in the nine months ended September 30, 2024 was primarily due to the sale of the Vorasidenib Royalty Rights to Royalty Pharma and our receipt of the Vorasidenib Milestone Payment discussed above in Overview. We expect to incur significant expenses and net losses until such time we are able to report profitable results. Our net losses may fluctuate significantly from year to year. We expect that we will continue to incur significant expenses as we continue to advance and expand clinical development and commercialization activities for PYRUKYND®, including with respect to our anticipated regulatory submissions for the treatment of thalassemia; continue to advance and expand clinical development of AG-946 (tebapivat), our novel PK activator; continue to advance AG-181, our PAH stabilizer; continue preclinical development of a licensed siRNA development candidate pursuant to our license agreement with Alnylam; expand and protect our intellectual property portfolio, including by in-licensing or acquiring assets for pipeline growth; and hire additional commercial and development personnel.

Revenues
Our wholly owned product, PYRUKYND®, received approval from the FDA on February 17, 2022, for the treatment of hemolytic anemia in adults with PK deficiency in the United States. Upon FDA approval of PYRUKYND® in the United States, we began generating product revenue from sales of PYRUKYND®. We sell PYRUKYND® to a limited number of specialty distributors and specialty pharmacy providers, or collectively, the Customers. These Customers subsequently resell PYRUKYND® to pharmacies or dispense PYRUKYND® directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of PYRUKYND®. In July 2024, we entered into a distribution agreement with NewBridge Pharmaceuticals FZ-LLC, or the NewBridge Agreement, pursuant to which we granted NewBridge the right to commercialize PYRUKYND® in Bahrain, Kuwait, Oman, Qatar, Saudi Arabia, and the United Arab Emirates, or the GCC region. For further discussion of our revenue recognition policy, see Note 8, Product Revenue, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
In the future, we expect to continue to generate revenue from product sales, and we may potentially generate revenue from the Retained Earn-Out Rights. We may also generate revenue from milestone payments, upfront payments or royalties on product sales from collaborations or licensing agreements that we may enter into in the future.

Cost of Sales
Cost of sales consists primarily of manufacturing costs for sales of PYRUKYND®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of PYRUKYND® recorded during the three and nine months ended September 30, 2024 and 2023 were expensed prior to February 17, 2022, and, therefore, are not included in costs of sales during the three and nine months ended September 30, 2024 and 2023. The amounts excluded from cost of sales were not significant during the three and nine months ended September 30, 2024 and 2023.
Inventories are reviewed periodically to identify excess or obsolete inventory based on projected sales activity as well as product shelf-life. Expired inventory is disposed of, and the related costs are recognized as cost of sales in our consolidated statements of operations, when, based on the expiry date, we do not believe we are able to sell the inventory. We have not reserved for excess or obsolete inventory during the three and nine months ended September 30, 2024 and 2023.

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
In February 2022, the FDA approved PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In November 2022, we received marketing authorization from the European Commission for PYRUKYND® for the treatment of PK deficiency in adult patients in the EU. In December 2022, we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure. In addition, we are currently evaluating PYRUKYND® in clinical trials for the treatment of thalassemia, SCD, and in pediatric patients with PK deficiency. We have worldwide development and commercial rights to PYRUKYND®, subject to the commercialization rights granted to Newbridge in the GCC region pursuant to the Newbridge Agreement, and expect to fund the future development and commercialization costs related to this program. PYRUKYND® has been granted orphan drug designation for the treatment of PK deficiency by the FDA and the EMA. Additionally, PYRUKYND® has received orphan drug designation from the FDA for the treatment of thalassemia and SCD, and breakthrough medicine designation by the Saudi Food and Drug Authority for the treatment of thalassemia.
We have built our commercial infrastructure to support the commercialization of PYRUKYND® in adult PK deficiency in the United States. In connection with our regulatory approvals in the EU and Great Britain, we are currently providing access to PYRUKYND® on a free of charge basis for eligible patients in those jurisdictions through a global managed access program. We provide access to PYRUKYND® for adult patients with PK deficiency in other jurisdictions upon request through the global managed access program, on either a free of charge or for charge basis. Our global managed access program has not had a significant impact on our business, financial condition or results of operations. Beyond the global managed access program, we continue to evaluate options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities, such as the NewBridge Agreement which we entered into in July 2024.
We are evaluating PYRUKYND® in numerous clinical trials, including the following:
•An extension study evaluating the long-term safety, tolerability and efficacy of treatment with PYRUKYND® in patients from ENERGIZE, our completed phase 3, double-blind, randomized, placebo-controlled multicenter study pivotal trial of PYRUKYND® in adults with non-transfusion-dependent alpha- or beta-thalassemia. We announced topline data for

ENERGIZE in January 2024 and a more detailed analysis of the data in June 2024. A total of 194 patients were enrolled in the study, with 130 randomized to PYRUKYND® 100 mg twice-daily, or BID, and 64 randomized to matched placebo. 122 patients (93.8%) in the PYRUKYND® arm and 62 patients (96.9%) in the placebo arm completed the 24-week double-blind period of the study. The study met the primary endpoint of hemoglobin response, where treatment with PYRUKYND® demonstrated a statistically significant increase in hemoglobin response compared to placebo, as 42.3% of patients in the PYRUKYND® arm achieved a hemoglobin response, compared to 1.6% of patients in the placebo arm (2-sided p<0.0001). Treatment with PYRUKYND® also demonstrated statistically significant improvements compared to placebo for both key secondary endpoints: (i) change from baseline in average Functional Assessment of Chronic Illness Therapy-Fatigue, or FACIT-Fatigue, subscale score from week 12 to week 24 and (ii) change from baseline in average hemoglobin concentration from week 12 to week 24. During the 24-week double-blind period, four (3.1%) subjects in the PYRUKYND® arm experienced adverse events, or AEs, leading to discontinuation, and there were no AEs in the placebo arm leading to discontinuation. AEs that led to discontinutation in the PYRUKIND® arm were thrombocytopenia, arthralgia, abdominal distension, and 5 concurrent laboratory adverse events (alanine aminotransferase increase, aspartate aminotransferase increase, blood bilirubin increase, blood LDH increase, and international normalized ratio increase), all in one patient each. We aim to submit an sNDA for PYRUKYND® in thalassemia to the FDA by the end of 2024.
•An extension study evaluating the long-term safety, tolerability and efficacy of treatment with PYRUKYND® in patients from ENERGIZE-T, our completed phase 3, double-blind, randomized, placebo-controlled multicenter study evaluating the efficacy and safety of PYRUKYND® as a potential treatment for adults with transfusion-dependent alpha- or beta-thalassemia, defined as 6 to 20 red blood cell, or RBC, units transfused and ≤ six-week transfusion-free period during the 24-week period before randomization. The primary endpoint of the trial is percentage of patients with transfusion reduction response, defined as a ≥50% reduction in transfused RBC units with a reduction of ≥2 units of transfused RBCs in any consecutive 12-week period through week 48 compared with baseline. Secondary endpoints include additional transfusion reduction measures and percentage of participants with transfusion-independence. We announced topline data for ENERGIZE-T in June 2024. A total of 258 patients were enrolled in the study, with 171 randomized to PYRUKYND® 100 mg twice-daily and 87 randomized to matched placebo. 155 patients (90.6%) in the PYRUKYND® arm and 83 patients (95.4%) in the placebo arm completed the 48-week double-blind period of the study. The study met the primary endpoint of transfusion reduction response, where treatment with PYRUKYND® demonstrated a statistically significant reduction in transfusion burden compared to placebo, as 30.4% of patients achieved a transfusion reduction response, compared to 12.6% of patients in the placebo arm (2-sided p=0.0003). Treatment with PYRUKYND® also demonstrated a statistically significant reduction in additional measures of transfusion reduction response compared to placebo as assessed by the three key secondary endpoints: (i) ≥50% reduction in transfused RBC units in any consecutive 24-week period through week 48 compared with baseline, (ii) ≥33% reduction in transfused RBC units from week 13 through week 48 compared with baseline, and (iii) ≥50% reduction in transfused RBC units from week 13 through week 48 compared with baseline. In addition, a higher proportion of patients in the PYRUKYND® arm (9.9%) compared to the placebo arm (1.1%) achieved the secondary endpoint of transfusion independence (transfusion-free for ≥8 consecutive weeks through week 48). During the 48-week double-blind period, 5.8% of the patients in the PYRUKYND® arm experienced an AE leading to discontinuation compared to 1.2% of patients in the placebo arm. As mentioned above, we aim to submit an sNDA for PYRUKYND® in thalassemia to the FDA by the end of 2024.
•RISE UP, a phase 2/3 study evaluating the efficacy and safety of PYRUKYND® in SCD patients who are 16 years of age or older, have had between two and 10 sickle cell pain crises in the past 12 months, and have hemoglobin within the range of 5.5 to 10.5 g/dL during screening. We enrolled 79 patients in the phase 2 portion of the trial, with 26 patients in the 50 mg twice daily mitapivat arm, 26 patients in the 100 mg twice daily mitapivat arm and 27 patients in the placebo arm. The primary endpoints of the phase 2 portion of the trial were hemoglobin response, defined as ≥ 1 g/dL increase in average hemoglobin concentration from week 10 to week 12 compared to baseline, and safety. In June 2023, we announced the phase 2 portion of this trial had achieved its primary endpoint of hemoglobin response in patients in both the 50 mg and 100 mg twice daily mitapivat arms. 46.2% of patients (n=12) in the 50 mg twice daily mitapivat arm and 50.0% of patients (n=13) in the 100 mg twice daily mitapivat arm achieved a hemoglobin response, compared to 3.7% of patients (n=1) in the placebo arm (2-sided p=0.0003 and 0.0001, respectively). In December 2023, we announced the following additional results of the phase 2 portion of the trial: (i) the least-squares mean (95% confidence interval) for average change from baseline in hemoglobin levels, from week 10 through week 12, for patients in the 50 mg twice daily mitapivat, 100 mg twice daily mitapivat, and placebo arms, respectively, was 1.11 (0.77, 1.45) g/dL, 1.13 (0.79, 1.47) g/dL, and 0.05 (−0.28, 0.39) g/dL; (ii) we observed improvements in annualized rates of sickle cell pain crises as the annualized rate of sickle cell pain crises (95% confidence interval) for patients in the 50 mg twice daily and 100 mg twice daily mitapivat arms, respectively, was 0.83 (0.34, 1.99) and 0.51 (0.16, 1.59), compared to 1.71 (0.95, 3.08) for patients in the placebo arm; (iii) we observed improvement in patient-reported fatigue scores in the 50 mg twice daily mitapivat arm compared to the placebo arm, and the least-squares mean (95% confidence interval) for average changes from baseline in patient-reported fatigue score, from week 10 through week 12, for patients in the 50 mg twice daily mitapivat, 100 mg twice daily mitapivat, and placebo arms, respectively, was −3.80 (−7.16, −0.45), −0.10 (−3.27, 3.08), and −0.17 (−3.40, 3.07). The safety profile for mitapivat observed in the phase 2 portion of the trial was generally consistent with previously reported data in other studies of SCD and other hemolytic anemias. The most common treatment-emergent adverse events, or TEAEs, in the 50 mg BID, 100 mg BID, and placebo arms, respectively, were: headache (n=6, 6, 7), arthralgia (n=3, 5, 9), dysmenorrhea (n=0, 3, 0), pain (n=3, 3, 2), pain in extremity (n=1, 3, 6), back pain (n=4, 2, 3), nausea (n=1, 2, 4), fatigue (n=4, 1, 5), and influenza-like illness (n=1, 1, 3). There were no serious TEAEs attributed to mitapivat and there were no AEs leading to drug reduction, discontinuation, interruption or death in either the mitapivat or the placebo arms. Of the 79 patients enrolled in the study, 73 continued into the Phase 2 open-label extension period. In October 2023, we enrolled the first patient in the phase 3 portion of this trial. The phase 3 portion includes a 52-week randomized, placebo-controlled period in which participants will be randomized in a 2:1 ratio to receive the recommended (100 mg twice daily) PYRUKYND® dose level or the placebo. The primary endpoints are hemoglobin response, defined as ≥1 g/dL increase in average hemoglobin from baseline to week 52, and annualized rate of sickle cell pain crises. Participants who complete either the phase 2 or phase 3 portion will have the option to move into a 216-week open-label extension period to continue to receive PYRUKYND®. We have completed enrollment and expect to announce topline data for this trial in late 2025.
•ACTIVATE-kids and ACTIVATE-kidsT, double-blind phase 3 studies evaluating the efficacy and safety of PYRUKYND® as a potential treatment for PK deficiency in not regularly transfused and regularly transfused patients between one and 18 years old, respectively.
A total of 49 patients were enrolled in the study, with 32 randomized to mitapivat twice-daily and 17 randomized to matched placebo. 30 patients (93.8%) in the mitapivat arm and 16 (94.1%) in the placebo arm completed the 32-week double-blind period of the study. The primary endpoint of ACTIVATE-kidsT is transfusion reduction response, defined as ≥33% reduction in total RBC transfusion volume from week 9 through week 32 of the double-blind period. We announced topline data for ACTIVATE-kidsT in August 2024. Using Bayesian methodology, the prespecified statistical criterion for the primary endpoint in ACTIVATE-kidsT was not met using low or moderate borrowing of data from the ACTIVATE-T study in adults. In the study, 28.1% of patients in the mitapivat arm achieved the primary endpoint of transfusion reduction response, compared to 11.8% of patients in the placebo arm. Transfusion-free response and normal hemoglobin response were secondary endpoints in this study and only observed in patients in the mitapivat arm. In the 32-week double-blind treatment period, mitapivat was generally safe and well-tolerated, with safety results consistent with the safety profile for mitapivat previously observed in adults with PK deficiency who are regularly transfused.
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
AG-946 (tebapivat): Novel PK Activator
We are developing AG-946 (tebapivat), a novel PK activator for the potential treatment of LR MDS and hemolytic anemias. AG-946 (tebapivat) has been granted orphan drug designation for the treatment of MDS by the FDA.
We are evaluating AG-946 (tebapivat) in a phase 1 clinical trial of AG-946 (tebapivat) in healthy volunteers and in patients with SCD. We have presented data from the healthy volunteer cohorts, and we have completed the SCD patient cohort of this phase 1 trial.
We also initiated a phase 2a clinical trial of AG-946 (tebapivat) in adults with LR MDS in the third quarter of 2022, and the trial has completed enrollment with 22 patients, including 12 patients classified as non-transfused and 10 patients classified as low transfusion burden. Patients received 5 mg of AG-946 (tebapivat) once daily for up to 16 weeks. The two primary endpoints of the trial were transfusion independence (for patients classified as low transfusion burden), defined as transfusion-

free for ≥ eight consecutive weeks during the 16-week treatment period, and hemoglobin response, defined as a ≥ 1.5 g/dL increase from baseline in the average hemoglobin concentration measured from week 8 through week 16.
In November 2023, we announced that we achieved clinical proof-of-concept in the phase 2a portion of the trial. We observed that four of the 10 patients with low transfusion burden achieved the transfusion independence endpoint, and one of the 22 patients achieved the hemoglobin response endpoint in the 16-week treatment period. The safety profile observed was consistent with data reported in the healthy volunteer study of AG-946 (tebapivat). 19 patients elected to enroll in the extension period for up to 156 weeks. We evaluated the phase 2a trial results and assessed the impact of those results on the phase 2b portion of the protocol, and based on the data generated in the Phase 2a trial, we plan to increase the dosage levels evaluated in the upcoming Phase 2b trial, which we initiated in the third quarter of 2024.
Other Programs
In addition to the aforementioned development programs, we are developing AG-181, a PAH stabilizer for the potential treatment of PKU, for which we filed an IND in December 2023. We initiated a phase 1 clinical trial of AG-181 in healthy volunteers in the first quarter of 2024. Also, in July 2023, we entered into a license agreement with Alnylam for the development and commercialization of products containing or comprised of an siRNA preclinical development candidate discovered by Alnylam and targeting the TMPRSS6 gene, and we have begun preclinical development of a product candidate for the potential treatment of patients with PV.
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
Critical Accounting Estimates
Our critical accounting estimates are those which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We have determined that our most critical accounting estimates are those relating to revenue recognition, accrued research and development expenses and stock-based compensation. As of September 30, 2024, there have been no material changes to our existing critical accounting estimates discussed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations
Comparison of the three and nine months ended September 30, 2024 and 2023
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Revenues:
Product revenue, net	$8,964	$7,399	$25,768	$19,720
Total revenue	$8,964	$7,399	$25,768	$19,720
Total Revenue - Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023 – The increase in total revenue of $1.6 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was due to increased volume associated with PYRUKYND®.

Total Revenue - Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023 – The increase in total revenue of $6.0 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due to increased volume associated with PYRUKYND®.
Total Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Operating expenses:
Cost of sales	$783	$633	$2,905	$2,295
Research and development	72,455	81,841	218,476	218,037
Selling, general and administrative	38,537	25,822	105,087	84,598
Total operating expenses	$111,775	$108,296	$326,468	$304,930
Total Operating Expenses - Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023 – The increase in total operating expenses of $3.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to an increase in selling, general and administrative expenses of $12.7 million, driven by an increase in commercial-related activities as we prepare for the potential approval of PYRUKYND® in thalassemia, partially offset by a decrease in research and development expenses of $9.4 million which is described below under Research and Development Expenses.
Total Operating Expenses - Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023 – The increase in total operating expenses of $21.5 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to an increase in selling, general and administrative expenses of $20.5 million, driven by an increase in commercial-related activities as we prepare for the potential approval of PYRUKYND® in thalassemia.

Research and Development Expenses
Our research and development expenses, by major program, are outlined in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
PK activator (PYRUKYND®)	$26,829	$24,000	$80,833	$71,491
Novel PK activator (AG-946) (tebapivat)	3,768	4,220	10,151	11,817
In-process research and development	—	17,500	—	17,500
Other research and platform programs	4,316	1,250	15,271	6,775
Total direct research and development expenses	34,913	46,970	106,255	107,583
Compensation and related expenses	28,115	25,529	83,225	81,483
Facilities and IT related expenses & other	9,427	9,342	28,996	28,971
Total indirect research and development expenses	37,542	34,871	112,221	110,454
Total research and development expense	$72,455	$81,841	$218,476	$218,037

Total Research and Development Expenses - Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023 – The decrease in total research and development expenses of $9.4 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to a $12.1 million decrease in our direct expenses, partially offset by a $2.7 million increase in our indirect expenses. The decrease in direct expenses was primarily due to in-process research and development in the three months ended September 30, 2023 as a result of the $17.5 million up-front payment associated with the agreement with Alnylam discussed above under Overview, partially offset by an increase in other research and platform programs as a result of costs associated with the in-licensed siRNA TMPRSS6 program for PV and an increase in PYRUKYND® costs due to increased costs associated with clinical trials for patients with SCD. The increase in our indirect expenses was primarily due to an increase in compensation and related expenses, driven principally by workforce- related expenses.

Total Research and Development Expenses - Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023 – Total research and development expenses for the nine months ended September 30, 2024 were relatively consistent with the total research and development expenses for the nine months ended September 30, 2023. Included in the decrease in direct expenses in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was the $17.5 million up-front payment in the nine months ended September 30, 2023 associated with the agreement with Alnylam discussed above under Overview, an increase in PYRUKYND® costs due to increased process development expenses and increased costs associated with clinical trials for patients with SCD, partially offset by lower costs associated with the phase 3 clinical trials of PYRUKYND® in patients with thalassemia, ENERGIZE and ENERGIZE-T, and an increase in other research and platform programs as a result of costs associated with the in-licensed siRNA TMPRSS6 program for PV.
Other Income and Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Gain on sale of contingent payments	$889,136	$—	$889,136	$—
Milestone payment from gain on sale of oncology business	200,000	—	200,000	—
Interest income, net	13,059	8,375	30,068	24,720
Other income, net	1,651	1,198	4,864	4,342
Other Income and Expense - Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023 – The increase in gain on sale of contingent payments was due to the sale of the Vorasidenib Royalty Rights in the three months ended September 30, 2024 discussed above in Overview. The increase in milestone payment from gain on sale of oncology business was due to the receipt of the Vorasidenib Milestone Payment in the three months ended September 30, 2024 discussed above in Overview. The increase in interest income, net in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily attributable to increased return on our investments.

Other Income and Expense - Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023 – The increase in gain on sale of contingent payments was due to the sale of the Vorasidenib Royalty Rights in the nine months ended September 30, 2024 discussed above in Overview. The increase in milestone payment from gain on sale of oncology business was due to the receipt of the Vorasidenib Milestone Payment in the nine months ended September 30, 2024 discussed above in Overview. The increase in interest income, net was primarily attributable to increased return on our investments.

Net Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net income (loss)	$947,915	$(91,324)	$770,248	$(256,148)
Net Income (Loss) - Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023 – The increase in net income for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily driven by the sale of the Vorasidenib Royalty Rights in the three months ended September 30, 2024 discussed above in Overview and the receipt of the Vorasidenib Milestone Payment in the three months ended September 30, 2024 discussed above in Overview, partially offset by the increase in income tax expense as a result of the income related to the Vorasidenib Royalty Rights and Vorasidenib Milestone Payment.

Net Income (Loss) - Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023 – The increase in net income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily driven by the sale of the Vorasidenib Royalty Rights in the nine months ended September 30, 2024 discussed above in Overview and the receipt of the Vorasidenib Milestone Payment in the nine months ended September 30, 2024 discussed above in Overview, partially offset by the increase in income tax expense as a result of the income related to the Vorasidenib Royalty Rights and Vorasidenib Milestone Payment.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, and through March 31, 2021, we financed our operations primarily through proceeds from the sale of our royalty rights, commercial sales of TIBSOVO®, funding received from our collaboration agreements, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings. Following the sale of our oncology business to Servier on March 31, 2021, we have financed and expect to continue to finance our operations primarily through cash on hand, potential royalty payments with respect to the Retained Earn-Out Rights, the actual and potential future sales of PYRUKYND® and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings.
On March 31, 2021, we completed the sale of our oncology business to Servier. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and the right to the Vorasidenib Milestone Payment, as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and the Vorasidenib Royalty Rights. The Vorasidenib Milestone Payment, Vorasidenib Royalty Rights and royalty payments related to TIBSOVO® are referred to as contingent payments and recognized as income when realizable. Servier also acquired our co-commercialization rights for Bristol Myers Squibb's IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene, and following the sale Servier has agreed to conduct certain clinical development activities within the IDHIFA® development program. As discussed above in Note 1, Overview and Basis of Presentation, in October 2022, we sold our rights to the royalty on U.S. net sales of TIBSOVO® to Sagard for $131.8 million, but we retained our rights to the Vorasidenib Milestone Payment and Vorasidenib Royalty Rights. In August 2024, the FDA approved vorasidenib for adult and pediatric patients 12 years and older with Grade 2 astrocytoma or oligodendroglioma with a susceptible IDH1 or IDH2 mutation, following surgery including biopsy, sub-total resection, or gross total resection. In September 2024, we received the Vorasidenib Milestone Payment from Servier and recognized income of $200.0 million within the milestone payment from gain on sale of oncology business line item in our consolidated statements of operations for the three and nine months ended September 30, 2024.
In May 2024, we entered into a purchase and sale agreement to sell the Vorasidenib Royalty Rights to Royalty Pharma Investments 2019 ICAV, or Royalty Pharma, for $905.0 million in cash, or the Upfront Payment. The sale was contingent upon FDA approval of vorasidenib and other customary closing conditions. Upon consummation of the sale in August 2024, Royalty Pharma acquired 100% of the Vorasidenib Royalty Rights payments made by Servier on account of up to $1.0 billion in U.S. net sales for each calendar year. In addition, any such Vorasidenib Royalty Rights payments made by Servier on account of U.S. net sales in each calendar year in excess of $1.0 billion will be split, with Royalty Pharma having the rights to a 12% earn-out on those excess payments and Agios retaining the rights to a 3% earn-out on those excess payments, or the Retained Earn-Out Rights. As a result of the sale, we recognized $889.1 million ($905.0 million net of fees of $15.9 million) within the gain on sale of contingent payments line item in our consolidated statements of operations for the three and nine months ended September 30, 2024

Our cash, cash equivalents and marketable securities balance was $1.7 billion at September 30, 2024. The Retained Earn-Out Rights discussed above are our only committed potential external sources of funds. We cannot predict what success, if any, Servier may have in the United States with respect to the sale of vorasidenib, and consequently, we cannot estimate the amount of payments, if any, we may receive on account of the Retained Earn-Out Rights.
Cash flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Net cash used in operating activities	$(256,674)	$(223,574)
Net cash provided by investing activities	412,599	144,062
Net cash provided by financing activities	9,600	4,586
Net change in cash and cash equivalents	$165,525	$(74,926)
Net cash used in operating activities. Cash used in operating activities of $256.7 million during the nine months ended September 30, 2024 was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received from product revenues of $28.0 million and interest income of $26.3 million.
Cash used in operating activities of $223.6 million during the nine months ended September 30, 2023 was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received from interest income of $23.6 million and product revenues of $22.9 million.
Net cash provided by investing activities. Cash provided by investing activities of $412.6 million during the nine months ended September 30, 2024 was primarily due to the proceeds from the Upfront Payment from Royalty Pharma and the Vorasidenib Milestone Payment from Servier, partially offset by higher purchases of marketable securities than proceeds from maturities and sales of marketable securities as a result of the proceeds from the Upfront Payment and the Vorasidenib Milestone Payment.
Cash provided by investing activities of $144.1 million during the nine months ended September 30, 2023 was primarily due to higher proceeds from maturities and sales of marketable securities than purchases of marketable securities, partially offset by the $17.5 million up-front payment associated with the Alnylam agreement discussed above under Overview.
Net cash provided by financing activities. Cash provided by financing activities of $9.6 million during the nine months ended September 30, 2024, was due to net proceeds received from stock option exercises and purchases made pursuant to our 2013 Employee Stock Purchase Plan, or 2013 ESPP.

Cash provided by financing activities of $4.6 million during the nine months ended September 30, 2023 was the result of net proceeds received from stock option exercises and purchases made pursuant to our 2013 ESPP.
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
We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2024, together with anticipated product revenue and interest income, will provide the financial independence to prepare for potential PYRUKYND® launches in thalassemia and SCD, advance existing programs, and opportunistically expand our pipeline through both internally and externally discovered assets. Our future capital requirements will depend on many factors, including:
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
•operational delays due to public health epidemics; and
•operational delays, disruptions and/or increased costs associated with global economic developments, rising global energy prices or energy shortages or rationing.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs primarily through cash on hand, potential Retained Earn-Out Rights, the actual and potential future sales of PYRUKYND® and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We do not have any committed external source of funds other than the Retained Earn-Out Rights. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures or declaring dividends.
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
Contractual Obligations
During the nine months ended September 30, 2024, there were no material changes to our contractual obligations and commitments described under Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of September 30, 2024 and December 31, 2023, we had cash, cash equivalents and marketable securities of $1.7 billion and $806.4 million, respectively, consisting primarily of investments in U.S. Treasuries, government securities, corporate debt securities and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point change in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs and contract manufacturing organizations that are located in Asia and Europe and are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2024 and December 31, 2023, we had minimal or no liabilities denominated in foreign currencies.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, some of our competitors may have ongoing or planned clinical trials for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For example, Rocket Pharma LTD, or Rocket Pharma, is developing a gene therapy targeting PK deficiency; Novo Nordisk A/S, or Novo Nordisk, is developing molecules for the treatment of alpha and beta thalassemia and SCD; Pfizer Inc., or Pfizer, is developing molecules for the treatment of SCD; Fulcrum Therapeutics Inc., or Fulcrum, is developing a treatment for SCD; Keros Therapeutics, or Keros, is developing elritercept (KER-050) for the treatment of anemia in LR MDS; PTC Therapeutics, Inc., or PTC, and Jnana Therapeutics, Inc., or Jnana, are developing therapies to treat PKU; and Protagonist Therapeutics, or Protagonist, with Takeda Pharmaceutical Company Limited, or Takeda, Ionis Pharmaceuticals, Inc., or Ionis, Silence Therapeutics, or Silence, Italfarmaco S.p.A., Disc Medicine, Inc., or Disc Medicine, and Merck & Co., Inc., or Merck, are developing therapies to treat PV. Competition for eligible patients may make it particularly difficult for us to enroll a sufficient number of patients to complete our clinical trials for our product candidates in a timely and cost-effective manner.
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
Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. We are prioritizing investment in advancing our late lead-optimization research, while continuing to progress our registration-enabling clinical programs in thalassemia, SCD and pediatric PK deficiency, our phase 2 trial in LR MDS, our phase 1 trial for AG-181, our PAH stabilizer for the potential treatment of PKU, and our preclinical development of a product candidate for the potential treatment of patients with PV. Our resource allocation decisions may cause us to fail to capitalize on viable commercial medicines or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable medicines. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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
We have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for approved medicines for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to other third parties. We have established sales and marketing capabilities to support our commercialization of PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In addition, in connection with our regulatory approvals in the EU and Great Britain, we are currently providing access to PYRUKYND® free of charge for eligible patients in those jurisdictions through a global managed access program. We provide access to PYRUKYND® for adult patients with PK deficiency in other jurisdictions upon request through the global managed access program, on either a free of charge or for charge basis. Beyond the global managed access program, we continue to evaluate options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities, including the NewBridge Agreement.
We may need to further build our sales and marketing infrastructure, either directly or with third-party partners to commercialize PYRUKYND® in other indications or outside of the United States or to commercialize any of our other product candidates for which we obtain marketing approval.
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
From time to time, we provide estimates related to the development of PYRUKYND® and our product candidates. We also estimate the timing of the anticipated accomplishment of various scientific, preclinical, clinical, regulatory and other product development goals. These estimates may include the commencement or completion of clinical trials, the timing of completing enrollment, the timing for reporting clinical trial results and the timing of submission of regulatory filings in various jurisdictions. From time to time, we may publicly announce our estimates, including the timing of certain milestones related to our product candidates. All of these estimates are and will be based on numerous assumptions. The actual results and timing of our preclinical studies, clinical trials and regulatory submissions can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If our estimates change or we do not meet the timing of our estimates as publicly announced, or at all, the commercialization of our products may be delayed or never achieved and, as a result, our stock price may decline.
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
We face competition with respect to PYRUKYND® and our current product candidates, and we will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. Potential competitors may include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the indications for which we are developing our product or our product candidates, such as PK deficiency, thalassemia, SCD, LR MDS, PKU, and PV. For example, Merck and Bristol-Myers Squibb Company, or BMS, are marketing a therapy to treat beta thalassemia and LR MDS and are conducting clinical trials for alpha thalassemia and LR MDS patients that are erythropoeisis-stimulating agent naïve and non-transfusion dependent; Geron Corporation recently announced FDA approval of a treatment for adults with LR MDS with transfusion-dependent anemia; Novartis International AG, or Novartis, and Emmaus Life Sciences are each marketing therapies to treat SCD; BioMarin Pharmaceutical Inc., or BioMarin, is marketing and conducting clinical trials for therapies to treat PKU; Pfizer is conducting clinical trials for therapies in SCD; Novo Nordisk is conducting clinical trials for the treatment of alpha and beta thalassemia and SCD; bluebird is marketing a gene therapy to treat transfusion-dependent beta-thalassemia and SCD; Vertex, with CRISPR, is marketing a gene therapy targeting SCD and transfusion-dependent beta-thalassemia; Fulcrum is conducting clinical trials for a potential treatment for SCD; Keros is conducting a clinical trial for potential treatments for LR MDS; PTC and Jnana and are conducting clinical trials for potential treatments for PKU; PharmaEssentia Corp, or PharmaEssentia, and Incyte Corporation, or Incyte, are marketing therapies to treat PV, and Protagonist with Takeda, Ionis, Italfarmaco S.p.A., Disc Medicine, Merck, and Silence are developing therapies to treat PV; and a number of other biotechnology companies have product candidates in clinical development in similar indications as ours.
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
Until such time, if ever, as we can generate substantial product revenue, including from sales of PYRUKYND®, we expect to finance our cash needs primarily through cash on hand, potential royalty payments with respect to annual U.S. net sales of vorasidenib in excess of $1.0 billion, or the Retained Earn-Out Rights, and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We do not have any committed external source of funds other than the potential Retained Earn-Out Rights described above and we cannot be certain we will ever receive any payments as a result of the Retained Earn-Out Rights. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may require us to enter into agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures or declaring dividends. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.
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
We expect to incur significant expenses as we continue to advance our ongoing activities. Our estimate as to what extent we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operating expenses and capital expenditures is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds. Our future capital requirements will depend on many factors, including:
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
•operational delays due to public health epidemics; and
•operational delays, disruptions and/or increased costs associated with global economic developments, rising global energy prices or energy shortages or rationing.
We have historically incurred operating losses. We expect to incur losses in the future and may never achieve or maintain profitability.
We have a history of incurring operating losses. Our net income for the nine months ended September 30, 2024 was $770.2 million and our net loss for the nine months ended September 30, 2023 was $256.1 million. As of September 30, 2024, we had an accumulated deficit of $52.4 million. The net income we generated in the nine months ended September 30, 2024 was primarily due to the sale of the Vorasidenib Royalty Rights and our receipt of the Vorasidenib Milestone Payment. Prior to the sale of our oncology business to Servier in March 2021, we had generated only modest revenue from sales of TIBSOVO® and, prior to our sale to Royalty Pharma of our royalty rights to IDHIFA®, from royalties on sales of IDHIFA®. Following receipt of marketing approval in February 2022, we have begun to commercialize PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. We are currently providing access to PYRUKYND® free of charge for eligible patients in the EU and Great Britain through a global managed access program, and we provide access to PYRUKYND® for adult patients with PK deficiency in other jurisdictions through the global managed access program on either a free of charge or for charge basis. Beyond the global managed access program, we continue to evaluate options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities, such as the NewBridge Agreement.
PYRUKYND® is the first product we have received marketing approval for following the sale of our oncology business. We have neither obtained marketing approval for PYRUKYND® in any other indications nor have we obtained marketing approval for any of our other product candidates, all of which are in preclinical or clinical development stages.
We expect to finance our operations primarily through cash on hand, potential royalty payments with respect to the Retained Earn-Out Rights, and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We expect to continue to incur significant expenses and net losses until such time as we are able to report profitable results. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that we will incur significant expenses if and as we:
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
In addition, we currently rely on foreign third-party manufacturers and/or CROs, including those in China, and will likely continue to rely on foreign third-party manufacturers and/or CROs in the future. Foreign third-party manufacturers and/or CROs may be subject to U.S. legislation, including sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material or services available to us, delay the procurement or supply of such material or services or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. Moreover, in September 2024, the U.S. House of Representatives passed the BIOSECURE Act (H.R. 7085) and the Senate has advanced a substantially similar bill (S.3558), which legislation, if passed and enacted into law, would restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, specifically named Chinese biotechnology companies and authorizes the U.S. government to impose such restrictions on entities transaction with additional Chinese biotechnology companies as a condition of U.S. government contract, grant, and loan funding. The legislation contains a grandfathering provision that would prevent disruption to the provision of services or products furnished under contracts with the targeted biotechnology companies entered before the effective date of the legislation until January 1, 2032. It is possible some of our contractual counterparties could be impacted by this legislation.
If either we or any third parties on which we rely are adversely impacted by restrictions resulting from the emergence of public health epidemics, by rising global energy costs or energy shortages or rationing and/or the impacts of the Russia-Ukraine war, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and research and development operations and our product for commercialization.
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
Finally, our ability to develop and market new drug products may be impacted if litigation challenging the FDA’s approval of another company’s drug continues. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a risk evaluation and mitigation strategy, or REMS.
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
Any product or product candidate for which we or our collaborators obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such medicine, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control and manufacturing, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and record keeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the medicine may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine, including the requirement to implement a REMS.
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
We have built our commercial infrastructure to support the commercialization of PYRUKYND® in adult PK deficiency in the United States. We are providing access to PYRUKYND® free of charge for eligible patients in the EU and Great Britain through a global managed access program, and we provide access to PYRUKYND® for adult patients with PK deficiency in other jurisdictions through the global managed access program on either a free of charge or for charge basis. The commercial success of PYRUKYND® or of any of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third-party payors, including government health administration authorities and private health coverage insurers. If coverage and reimbursement is not available, or reimbursement is available only to limited levels, we, or any collaborators, may not be able to successfully commercialize PYRUKYND® or our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any future collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
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
To bring an action under the statute, an ANDA or 505(b)(2) sponsor must take certain steps to request the reference product, which, in the case of products covered by a REMS with elements to assure safe use, include obtaining authorization from the FDA for the acquisition of the reference product. If the sponsor does bring an action for failure to provide a reference product, there are certain affirmative defenses available to the NDA holder, which must be shown by a preponderance of evidence. If the sponsor prevails in litigation, it is entitled to a court order directing the NDA holder to provide, without delay, sufficient quantities of the applicable product on commercially reasonable, market-based terms, plus reasonable attorney fees and costs.
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
•the societal and economic impact of public health epidemics or pandemics, and any recession, depression or sustained market event resulting from such epidemics or pandemics;
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
As of September 30, 2024, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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
Each Rule 10b5-1 trading arrangement described below was entered into in accordance with the Company’s insider trading policy, and only permitted or permits transactions upon the expiration of the applicable mandatory cooling-off periods under Rule 10b5-1 of the Exchange Act. Actual transactions are required to be disclosed publicly in Section 16 filings with the SEC.
The following table describes, for the quarterly period covered by this report, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Rahul Ballal (Director)	Adoption (August 3, 2024)	Rule 10b5-1 trading arrangement	Sale	Through and including October 31, 2025	Up to 20,000 shares

James Burns (Chief Legal Officer)	Adoption (August 5, 2024)	Rule 10b5-1 trading arrangement	Sale	Through and including December 31, 2024	Up to 21,752 shares
David Scadden (Director)	Adoption (September 6, 2024)	Rule 10b5-1 trading arrangement	Sale	Through and including December 10, 2025	Up to 2,400 shares

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation	8-K	001-36014	July 30, 2013	3.1
3.2	Third Amended and Restated By-Laws	8-K	001-36014	March 3, 2023	3.1
31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are not embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)					X

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

AGIOS PHARMACEUTICALS, INC.

October 31, 2024	By:	/s/ Brian Goff
Brian Goff Chief Executive Officer (principal executive officer)

October 31, 2024	By:	/s/ Cecilia Jones
Cecilia Jones Chief Financial Officer (principal financial officer)