Form 10-K
period 2024-12-31
AGIOS PHARMACEUTICALS, INC.
filed 2025-02-13
CIK 1439222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐         No   ☑
The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 28, 2024 (based on the last reported sale price on the Nasdaq Global Select Market as of such date) was $2,416,161,200.
As of February 7, 2025, there were 57,296,167 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•the potential benefits of our products and product candidates targeting PKR, including PYRUKYND® (mitapivat) and tebapivat, and of our product candidate in our phenylalanine hydroxylase, or PAH, stabilizer program, AG-181, and our siRNA targeting the transmembrane serine protease 6, or TMPRSS6, gene, AG-236;
•our plans to develop and commercialize any additional product candidates for which we may receive approval, either alone or with partners;
•our ability to establish and maintain collaborations or to obtain additional funding, if needed;
•the timing or likelihood of regulatory filings and approvals, including our regulatory applications for approval of PYRUKYND® (mitapivat) for the treatment of adult patients with non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia;
•our strategic vision;
•the timing, likelihood and amount of royalty payments we may receive from Servier Pharmaceuticals LLC with respect to certain U.S. net sales of vorasidenib;
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
•our estimates regarding our expenses, future revenue, capital requirements and needs for additional financing; and
•the potential impact of public health epidemics or pandemics, global economic developments and geopolitical events on our business, operations, strategy and goals.
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
Summary Risk Factors
Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. Our principal risks include the following:
•If we do not successfully commercialize PYRUKYND® and other products for which we receive approval, our prospects may be substantially harmed. Our ability to generate product revenue from PYRUKYND® depends heavily on our successful development and commercialization of the product.
•We depend heavily on the success of our clinical-stage product candidates, including the potential approval of PYRUKYND® for the treatment of thalassemia or sickle cell disease, or SCD, in the United States and in other jurisdictions. Clinical trials of our product candidates may not be successful for a number of important reasons. If we or our collaborators are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
•We may engage in in-licensing transactions or acquisitions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources.
•The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and positive results of completed clinical trials do not necessarily predict success in future clinical trials. The results of completed clinical trials of PYRUKYND® for the treatment of PK deficiency and thalassemia are not predictive of our ongoing clinical trials of PYRUKYND® in other indications, such as SCD, and the results of our early-stage clinical trials of tebapivat are not predictive of our later stage clinical trials of tebapivat.
•Interim and preliminary data from clinical trials that we announce or publish from time to time may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.
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
•We provide certain development estimates related to the development and regulatory approval of PYRUKYND® and our product candidates. If we do not achieve our projected development or regulatory approval estimates in the timeframes we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline.
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
•We have historically incurred operating losses. We expect to incur losses in the future and may never achieve or maintain profitability. Our net income for the year ended December 31, 2024 was $673.7 million, our net loss for the year ended December 31, 2023 was $352.1 million and our net loss for the year ended December 31, 2022 was $231.8 million. The net income we generated in the year ended December 31, 2024 was primarily due to the sale of the Vorasidenib Royalty Rights to Royalty Pharma and our receipt of the Vorasidenib Milestone Payment discussed below in Item 1. Business. As of December 31, 2024, we had an accumulated deficit of $148.9 million.
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
Business Overview
Rare diseases
The lead product candidate in our portfolio, PYRUKYND® (mitapivat), is an activator of both wild-type and mutant pyruvate kinase, or PK, enzymes for the potential treatment of hemolytic anemias. PYRUKYND® is approved for use by the U.S. Food and Drug Administration, or FDA, for the treatment of hemolytic anemia in adults with PK deficiency in the United States and by the European Commission for the treatment of PK deficiency in adult patients in the European Union, or EU. Additionally, we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure. In December 2024, we announced that we submitted a supplemental new drug application, or sNDA, to the FDA for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia, which was accepted with standard review by the FDA and granted a Prescription Drug User Fee Act, or PDUFA, goal date of September 7, 2025. Also in December 2024, we announced that we submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, and regulatory applications to the Kingdom of Saudi Arabia and United Arab Emirates health authorities for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia.
In addition, we are currently evaluating PYRUKYND® in Phase 3 clinical trials for the treatment of sickle cell disease, or SCD, and in pediatric patients with PK deficiency. We are also developing (i) tebapivat, a novel PK activator, for the potential treatment of lower-risk myelodysplastic syndromes, or LR MDS, and hemolytic anemias; (ii) AG-181, our phenylalanine hydroxylase, or PAH, stabilizer for the potential treatment of phenylketonuria, or PKU; and (iii) AG-236, an siRNA in-licensed from Alnylam Pharmaceuticals, Inc., or Alnylam, targeting the transmembrane serine protease 6, or TMPRSS6 gene for the potential treatment of polycythemia vera, or PV.
Alnylam License Agreement
In accordance with the license agreement we entered into with Alnylam in July 2023, we made an up-front payment to Alnylam and recognized in-process research and development of $17.5 million in the year ended December 31, 2023. We will also pay Alnylam for certain expenses associated with the development of AG-236, an siRNA targeting the TMPRSS6 gene, and these will be recorded in our consolidated statements of operations as incurred. Additionally, we are responsible to pay up to $130.0 million in potential development and regulatory milestones, in addition to sales milestones as well as tiered royalties on annual net sales, if any, of licensed products, which may be subject to specified reductions and offsets. Because the acquired assets under the license agreement with Alnylam do not meet the definition of a business in accordance with Accounting Standards Codification, or ASC, 805, Business Combinations, we accounted for the agreement as an asset acquisition.
Sale of Oncology Business to Servier and Sale of Contingent Payments
On March 31, 2021, we completed the sale of our oncology business to Servier Pharmaceuticals, LLC, or Servier, which represented a discontinued operation. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs, for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200.0 million in cash, if, prior to January 1, 2027, vorasidenib is granted new drug application, or NDA, approval from the FDA with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase, or IDH, 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), or the Vorasidenib Milestone Payment, as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity, or the Vorasidenib Royalty Rights. The Vorasidenib Milestone Payment, Vorasidenib Royalty Rights and royalty payments related to TIBSOVO® are referred to as contingent payments and recognized as income when realizable. Servier also acquired our co-commercialization rights for Bristol Myers Squibb’s IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene Corporation, or Celgene, and following the sale Servier agreed to conduct certain clinical development activities within the IDHIFA® development program.
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
In August 2024, the FDA approved vorasidenib for adult and pediatric patients 12 years and older with Grade 2 astrocytoma or oligodendroglioma with a susceptible IDH1 or IDH2 mutation, following surgery including biopsy, sub-total resection, or gross total resection. In September 2024, we received the Vorasidenib Milestone Payment from Servier and recognized income of $200.0 million within the milestone payment from gain on sale of oncology business line item in our consolidated statements of operations for the year ended December 31, 2024. In May 2024, we entered into a purchase and sale agreement to sell the Vorasidenib Royalty Rights to Royalty Pharma Investments 2019 ICAV, or Royalty Pharma, for $905.0 million in cash, or the Upfront Payment. The sale was contingent upon FDA approval of vorasidenib and other customary closing conditions.

Upon consummation of the sale in August 2024, Royalty Pharma acquired 100% of the Vorasidenib Royalty Rights payments made by Servier on account of up to $1.0 billion in U.S. net sales for each calendar year. In addition, any such Vorasidenib Royalty Rights payments made by Servier on account of U.S. net sales in each calendar year in excess of $1.0 billion will be split, with Royalty Pharma having the rights to a 12% earn-out on those excess payments and Agios retaining the rights to a 3% earn-out on those excess payments, or the Retained Earn-Out Rights. As a result of the sale, we recognized income of $889.1 million ($905.0 million net of fees of $15.9 million) within the gain on sale of contingent payments line item in our consolidated statements of operations for the year ended December 31, 2024. Royalty income related to the Retained Earn-Out Rights, if any, will be recognized in the period when realizable.
Our Strategy and Long-term Goals
As part of our long-term strategy, we have developed and articulated a strategic vision that delineates our expected evolution in light of our focus on rare diseases. We are building a sustainable, value-creating company, based on our expertise in cellular metabolism and classical hematology, that develops and delivers differentiated medicines for patients.
By 2026, our vision is to: establish a classical hematology franchise with PYRUKYND® approvals across PK deficiency, thalassemia and SCD; and expand our portfolio by advancing tebapivat, AG-181 and AG-236 and the rest of our preclinical pipeline as well as through disciplined business development aligned with our core therapeutic focus areas and capabilities.

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
Thalassemia
Thalassemia is a hereditary blood disorder in which mutations in the α- or β-globin chains of hemoglobin lead to globin chain precipitates and aggregates that disturb the RBC membrane and induce oxidative stress, leading to decreased survival of RBC precursors, ineffective erythropoiesis, hemolysis of mature RBCs, and anemia. We estimate that the prevalence of thalassemia is between 18,000 and 23,000 individuals in the United States and EU5, with approximately 6,000 diagnosed adults in the United States; approximately 70,000 individuals in Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates, also known as the Gulf Council Countries, or GCC; and greater than one million individuals worldwide. In addition to anemia, patients with thalassemia can experience enlarged spleen, bone deformities, iron overload, fatigue, and infection. Current treatment strategies for thalassemia include blood transfusion, splenectomy, iron chelation therapy and bone marrow transplantation, as well as recently approved therapies such as Reblozyl® (luspatercept-aamt) for the treatment of beta-thalassemia or Casgevy® and Zynteglo® for the treatment of transfusion-dependent beta-thalassemia. We believe that the activation of wild-type PKR may increase ATP production and improve red cell fitness and survival of thalassemic RBCs, by increasing the clearance globin chain aggregates through ATP-dependent proteolytic mechanisms.
Sickle Cell Disease (SCD)
SCD is an inherited blood disorder caused by mutations in hemoglobin that enable the hemoglobin to form long polymeric chains under certain conditions such as low oxygenation, or deoxygenation. Polymerization of this irregular hemoglobin results in RBCs taking on a sickle shape, causing them to aggregate and obstruct small blood vessels, restricting blood flow to organs resulting in pain, cell death and organ damage. We estimate that the prevalence of SCD is between 120,000 and 135,000 individuals in the United States and EU5, approximately 150,000 individuals in the GCC, and greater than three million individuals worldwide. RBC deoxygenation is modulated by several factors, including the levels of 2,3-diphosphoglycerate, or 2,3-DPG, which is found to be elevated in sickle cell patient RBCs. Current treatment strategies focus on managing and preventing acute RBC sickling, and include hydroxyurea, L-glutamine and blood transfusions, as well as recently approved therapies such as Adakveo®, Casgevy®, and Lfygenia®. We believe that activation of wild-type PKR in patients with SCD may reduce hemoglobin polymerization and the sickling process by at least two mechanisms. Reducing the level of 2,3-DPG in RBCs would increase the oxygenation state of hemoglobin to reduce sickling, while increasing the levels of ATP may improve RBC hydration status which may also inhibit the sickling process.
Lower Risk MDS (LR MDS)
MDS is a heterogeneous group of rare hematological malignancies characterized by dysfunctional hematopoiesis (or formation of blood cells), progressive cytopenia (or lower-than-normal number of blood cells) and an increased risk of progression to acute myeloid leukemia, or AML. The most common type of MDS is LR MDS, but many existing therapies and therapies under development focus on high risk MDS. Among patients with LR MDS, which accounts for approximately 70% of all MDS cases and are less likely to progress to AML, the primary concern is symptomatic anemia. We estimate that the prevalence of LR MDS in the United States and EU5 is between 75,000 and 80,000 individuals. We believe that activation of wild-type PK in LR MDS patients may improve deficient PK activity in MDS erythrocytes. Current treatment options for LR MDS often require in-

office visits and transfusions, and erythropoiesis stimulating agents and Reblozyl® and Rytelo® are the only approved therapies to treat anemia in a subset of patients. Despite approved therapies in subsets of patients, LR MDS associated anemia remains a disease with a high unmet medical need.
Other Programs
Phenylketonuria (PKU)
PKU, is a rare, genetic disease caused by deficiency of the PAH enzyme. Lack of PAH activity leads to the accumulation of phenylalanine and downstream neurocognitive deficits. Patients with PKU are therefore often advised to consume a highly restricted diet in order to minimize phenylalanine intake, which can further reduce patient quality of life. We estimate that the prevalence of PKU in the United States and EU5 is between 35,000 and 40,000 individuals.
Polycythemia Vera (PV)
PV is a rare blood disorder with no disease-modifying treatments that affects approximately 100,000 individuals in the United States. PV is characterized by excessive production of RBCs, which leads to increased blood volume and viscosity, and can result in thrombosis, cardiovascular events, enlarged spleen and death. Phlebotomy, which is the procedure of withdrawing blood, is the current standard of care for patients with PV.
PYRUKYND® (mitapivat): First-in-Class PK Activator
We are developing PYRUKYND® for the treatment of PK deficiency and other hemolytic anemias such as thalassemia and SCD. PYRUKYND® is an orally available small molecule and a potent activator of the wild-type and mutated PK enzymes.
PYRUKYND® is approved for use by the FDA for the treatment of hemolytic anemia in adults with PK deficiency in the United States and by the European Commission for the treatment of PK deficiency in adult patients in the EU. Additionally, we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure. In December 2024, we announced that we submitted an sNDA to the FDA for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia, which was accepted with standard review by the FDA and granted a PDUFA goal date of September 7, 2025. Also in December 2024, we announced that we submitted an MAA to the EMA and regulatory applications to the Kingdom of Saudi Arabia and United Arab Emirates health authorities for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia. In addition, we are currently evaluating PYRUKYND® in clinical trials for the treatment of SCD and in pediatric patients with PK deficiency.
We have worldwide development and commercial rights to PYRUKYND®. In July 2024, we entered into a distribution agreement with NewBridge Pharmaceuticals FZ-LLC, or the NewBridge Agreement, pursuant to which we granted NewBridge the right to commercialize PYRUKYND® in the GCC region. We expect to fund the future development and commercialization costs related to this program. PYRUKYND® has been granted orphan drug designation for the treatment of PK deficiency by the FDA and the EMA. Additionally, PYRUKYND® has received orphan drug designation from the FDA for the treatment of thalassemia and SCD, orphan medicinal product designation from the EMA for the treatment of SCD, and breakthrough medicine designation from the Saudi Food and Drug Authority for the treatment of thalassemia.
We built our commercial infrastructure to support the commercialization of PYRUKYND® in adult PK deficiency in the United States, and have expanded this infrastructure to support the potential commercial launch of PYRUKYND® in thalassemia in the United States. In connection with our regulatory approvals in the EU and Great Britain, we are currently providing access to PYRUKYND® on a free of charge basis for eligible patients in those jurisdictions through a global managed access program. We provide access to PYRUKYND® for adult patients with PK deficiency in other jurisdictions upon request through the global managed access program, on either a free of charge or for charge basis. Our global managed access program has not had a significant impact on our business, financial condition or results of operations. Beyond the global managed access program, we continue to evaluate options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities, such as the NewBridge Agreement.
We are evaluating PYRUKYND® in numerous clinical trials, including the following:
•An extension study evaluating the long-term safety, tolerability and efficacy of treatment with PYRUKYND® in patients from ENERGIZE, our completed phase 3, double-blind, randomized, placebo-controlled multicenter study pivotal trial of PYRUKYND® in adults with non-transfusion-dependent alpha- or beta-thalassemia. We announced topline data for ENERGIZE in January 2024 and a more detailed analysis of the data in June 2024. A total of 194 patients were enrolled in the study, with 130 randomized to PYRUKYND® 100 mg twice-daily, or BID, and 64 randomized to matched placebo. 122 patients (93.8%) in the PYRUKYND® arm and 62 patients (96.9%) in the placebo arm completed the 24-week double-blind period of the study. The study met the primary endpoint of hemoglobin response, where treatment with PYRUKYND® demonstrated a statistically significant increase in hemoglobin response compared to placebo, as

42.3% of patients in the PYRUKYND® arm achieved a hemoglobin response, compared to 1.6% of patients in the placebo arm (2-sided p<0.0001). Treatment with PYRUKYND® also demonstrated statistically significant improvements compared to placebo for both key secondary endpoints: (i) change from baseline in average Functional Assessment of Chronic Illness Therapy-Fatigue, or FACIT-Fatigue, subscale score from week 12 to week 24 and (ii) change from baseline in average hemoglobin concentration from week 12 to week 24. During the 24-week double-blind period, four (3.1%) subjects in the PYRUKYND® arm experienced adverse events, or AEs, leading to discontinuation, and there were no AEs in the placebo arm leading to discontinuation. AEs that led to discontinuation in the PYRUKIND® arm were thrombocytopenia, arthralgia, abdominal distension, and 5 concurrent laboratory adverse events (alanine aminotransferase increase, aspartate aminotransferase increase, blood bilirubin increase, blood LDH increase, and international normalized ratio increase), all in one patient each.
•An extension study evaluating the long-term safety, tolerability and efficacy of treatment with PYRUKYND® in patients from ENERGIZE-T, our completed phase 3, double-blind, randomized, placebo-controlled multicenter study evaluating the efficacy and safety of PYRUKYND® as a potential treatment for adults with transfusion-dependent alpha- or beta-thalassemia, defined as 6 to 20 red blood cell, or RBC, units transfused and ≤ six-week transfusion-free period during the 24-week period before randomization. The primary endpoint of the trial is percentage of patients with transfusion reduction response, defined as a ≥50% reduction in transfused RBC units with a reduction of ≥2 units of transfused RBCs in any consecutive 12-week period through week 48 compared with baseline. Secondary endpoints include additional transfusion reduction measures and percentage of participants with transfusion-independence. We announced topline data for ENERGIZE-T in June 2024 and a more detailed analysis of the data in December 2024. A total of 258 patients were enrolled in the study, with 171 randomized to PYRUKYND® 100 mg twice-daily and 87 randomized to matched placebo. 155 patients (90.6%) in the PYRUKYND® arm and 83 patients (95.4%) in the placebo arm completed the 48-week double-blind period of the study. The study met the primary endpoint of transfusion reduction response, where treatment with PYRUKYND® demonstrated a statistically significant reduction in transfusion burden compared to placebo, as 30.4% of patients achieved a transfusion reduction response, compared to 12.6% of patients in the placebo arm (2-sided p=0.0003). Treatment with PYRUKYND® also demonstrated a statistically significant reduction in additional measures of transfusion reduction response compared to placebo as assessed by the three key secondary endpoints: (i) ≥50% reduction in transfused RBC units in any consecutive 24-week period through week 48 compared with baseline, (ii) ≥33% reduction in transfused RBC units from week 13 through week 48 compared with baseline, and (iii) ≥50% reduction in transfused RBC units from week 13 through week 48 compared with baseline. In addition, a higher proportion of patients in the PYRUKYND® arm (9.9%) compared to the placebo arm (1.1%) achieved the secondary endpoint of transfusion independence (transfusion-free for ≥8 consecutive weeks through week 48). The proportion of patients with any treatment-emergent adverse events, or TEAEs, was 90.1% in patients on PYRUKYND® and 83.5% in patients on placebo. The most frequent TEAEs that occurred in at least 10% of patients on PYRUKYND® were headache, upper respiratory tract infection, initial insomnia, diarrhea and fatigue. Serious TEAEs were reported in 11.0% and 15.3% of patients on PYRUKYND® and placebo, respectively; 2.3% and 1.2%, respectively, were considered treatment-related. During the 48-week double-blind period, 5.8% of the patients in the PYRUKYND® arm experienced a TEAE leading to discontinuation compared to 1.2% of patients in the placebo arm. The TEAEs leading to discontinuation of PYRUKYND®, each of which occurred in one patient, were diarrhea, paresthesia oral, concurrent anxiety and insomnia, initial insomnia, supraventricular tachycardia, fatigue, hypertransaminasemia, hepatitis C, hepatic cancer, and renal mass. The TEAE that led to discontinuation of the one patient on placebo was blood creatine phosphokinase increase.
As indicated above, during the double-blind periods of ENERGIZE and ENERGIZE-T, two patients on PYRUKYND® experienced events of hepatocellular injury. In addition, during the open-label extension periods of both trials, a total of three patients experienced events of hepatocellular injury after switching from placebo to PYRUKYND®. All of these events occurred within the first six months of exposure to PYRUKYND® and liver tests improved following discontinuation of PYRUKYND®.
Based on the results of the ENERGIZE and ENERGIZE-T trials, in December 2024 we announced that we filed regulatory applications for PYRUKYND® for the treatment of adult patients with non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia with the FDA, EMA and Kingdom of Saudi Arabia and United Arab Emirates health authorities and we included in our regulatory applications hepatocellular injury as an important potential risk of PYRUKYND® in patients with thalassemia and proposed monthly monitoring of liver tests for the first six months of treatment with PYRUKYND®. We updated our PYRUKYND® clinical trial protocols across all indications to incorporate monthly monitoring of liver tests for the first six months of treatment and updated the U.S. Prescribing Information, or USPI, for PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency to reflect the aforementioned hepatocellular injury and monitoring.
•RISE UP, a phase 2/3 study evaluating the efficacy and safety of PYRUKYND® in SCD patients who are 16 years of age or older, have had between two and 10 sickle cell pain crises, or SCPCs, in the past 12 months, and have hemoglobin within the range of 5.5 to 10.5 g/dL during screening. We enrolled 79 patients in the phase 2 portion of the trial, with 26 patients in the 50 mg twice daily mitapivat arm, 26 patients in the 100 mg twice daily mitapivat arm and 27 patients in the placebo arm. The primary endpoints of the phase 2 portion of the trial were hemoglobin response, defined as ≥ 1 g/dL increase in average hemoglobin concentration from week 10 to week 12 compared to baseline, and safety. In June 2023, we announced the phase 2 portion of this trial had achieved its primary endpoint of hemoglobin response in patients in both the 50 mg and 100 mg twice daily mitapivat arms. 46.2% of patients (n=12) in the 50 mg twice daily mitapivat arm and 50.0% of patients (n=13) in the 100 mg twice daily mitapivat arm achieved a hemoglobin response, compared to 3.7% of patients (n=1) in the placebo arm (2-sided p=0.0003 and 0.0001, respectively). In December 2023, we announced the following additional results of the phase 2 portion of the trial: (i) the least-squares mean (95% confidence interval) for average change from baseline in hemoglobin levels, from week 10 through week 12, for patients in the 50 mg twice daily mitapivat, 100 mg twice daily mitapivat, and placebo arms, respectively, was 1.11 (0.77, 1.45) g/dL, 1.13 (0.79, 1.47) g/dL, and 0.05 (−0.28, 0.39) g/dL; (ii) we observed improvements in annualized rates of SCPCs as the annualized rate of SCPCs (95% confidence interval) for patients in the 50 mg twice daily and 100 mg twice daily mitapivat arms, respectively, was 0.83 (0.34, 1.99) and 0.51 (0.16, 1.59), compared to 1.71 (0.95, 3.08) for patients in the placebo arm; (iii) we observed improvement in patient-reported fatigue scores in the 50 mg twice daily mitapivat arm compared to the placebo arm, and the least-squares mean (95% confidence interval) for average changes from baseline in patient-reported fatigue score, from week 10 through week 12, for patients in the 50 mg twice daily mitapivat, 100 mg twice daily mitapivat, and placebo arms, respectively, was −3.80 (−7.16, −0.45), −0.10 (−3.27, 3.08), and −0.17 (−3.40, 3.07). The safety profile for mitapivat observed in the phase 2 portion of the trial was generally consistent with previously reported data in other studies of SCD and other hemolytic anemias. The most common TEAEs in the 50 mg BID, 100 mg BID, and placebo arms, respectively, were: headache (n=6, 6, 7), arthralgia (n=3, 5, 9), dysmenorrhea (n=0, 3, 0), pain (n=3, 3, 2), pain in extremity (n=1, 3, 6), back pain (n=4, 2, 3), nausea (n=1, 2, 4), fatigue (n=4, 1, 5), and influenza-like illness (n=1, 1, 3). There were no serious TEAEs attributed to mitapivat and there were no AEs leading to drug reduction, discontinuation, interruption or death in either the mitapivat or the placebo arms. Of the 79 patients enrolled in the study, 73 continued into the Phase 2 open-label extension period. In October 2023, we enrolled the first patient in the phase 3 portion of this trial and we have since enrolled over 200 patients worldwide. The phase 3 portion includes a 52-week randomized, placebo-controlled period in which participants will be randomized in a 2:1 ratio to receive the recommended (100 mg twice daily) PYRUKYND® dose level or the placebo. The primary endpoints are hemoglobin response, defined as ≥1 g/dL increase in average hemoglobin from week 24 through week 52 compared to baseline, and annualized rate of SCPCs. The secondary endpoints include additional clinical efficacy measures related to anemia, hemolysis, erythropoiesis, patient-reported fatigue and pain, annualized frequency of hospitalizations for SCPCs, and change from baseline in six minute walk test. Participants who complete either the phase 2 or phase 3 portion will have the option to move into a 216-week open-label extension period to continue to receive PYRUKYND®. We have completed enrollment and expect to announce topline data for this trial in late 2025, with a potential U.S. commercial launch in 2026, if approved.
•ACTIVATE-kids and ACTIVATE-kidsT, double-blind phase 3 studies evaluating the efficacy and safety of PYRUKYND® as a potential treatment for PK deficiency in not regularly transfused and regularly transfused patients between one and 18 years old, respectively.
A total of 49 patients were enrolled in ACTIVATE-kidsT, with 32 randomized to mitapivat twice-daily and 17 randomized to matched placebo. 30 patients (93.8%) in the mitapivat arm and 16 (94.1%) in the placebo arm completed the 32-week double-blind period of the study. The primary endpoint of ACTIVATE-kidsT is transfusion reduction response, defined as ≥33% reduction in total RBC transfusion volume from week 9 through week 32 of the double-blind period. We announced topline data for ACTIVATE-kidsT in August 2024. Using Bayesian methodology, the prespecified statistical criterion for the primary endpoint in ACTIVATE-kidsT was not met using low or moderate borrowing of data from the ACTIVATE-T study in adults. In the study, 28.1% of patients in the mitapivat arm achieved the primary endpoint of transfusion reduction response, compared to 11.8% of patients in the placebo arm. Transfusion-free response and normal hemoglobin response were secondary endpoints in this study and only observed in patients in the mitapivat arm. In the 32-week double-blind treatment period, mitapivat was generally safe and well-tolerated, with safety results consistent with the safety profile for mitapivat previously observed in adults with PK deficiency who are regularly transfused.
A total of 30 patients were enrolled in ACTIVATE-kids, with 19 randomized to mitapivat twice-daily and 11 randomized to matched placebo. All patients in both treatment arms completed the 20-week double-blind period of the study. The primary endpoint of ACTIVATE-kids is percentage of patients with hemoglobin response, defined as ≥1.5 g/dL increase in hemoglobin concentration from baseline that is sustained at two or more scheduled assessments at weeks 12, 16, and 20 during the double-blind period. We announced topline data for ACTIVATE-kids in February 2025. Using Bayesian methodology, the prespecified statistical criterion for the primary endpoint in ACTIVATE-kids was met using a range of relative borrowing from the adult ACTIVATE study, for all possible borrowing weights (ranging from 0 to 1). In addition, the pre-specified supportive analysis based on traditional methodology comparing the hemoglobin response rate for mitapivat versus placebo provided further evidence that the primary endpoint was met. There were 31.6% of patients in the mitapivat arm achieving a hemoglobin response compared to 0% of patients in the placebo arm; the 95% confidence interval for the difference in hemoglobin response rates between mitapivat and placebo was >0 (95% CI=10.8% to 52.7%). In addition, improvements in changes from baseline for markers of hemolysis (indirect bilirubin, lactate dehydrogenase and haptoglobin) were observed in the mitapivat arm compared to the placebo arm. In the 20-week double-blind period of the study, a similar proportion of patients had AEs in the mitapivat and placebo arms and there were no discontinuations of study treatment due to AEs or for any reason. The safety results from the trial were consistent with the safety profile for mitapivat previously observed for adult patients with PK deficiency who are not regularly transfused.
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
Tebapivat: Novel PK Activator
We are developing tebapivat, a novel PK activator for the potential treatment of LR MDS and hemolytic anemias. Tebapivat has been granted orphan drug designation for the treatment of MDS by the FDA.
We have completed a phase 1 clinical trial evaluating tebapivat in healthy volunteers and patients with SCD, and we expect to dose the first patient in a phase 2 clinical trial of tebapivat in adult patients with SCD in mid-2025.
We also initiated a phase 2a clinical trial of tebapivat in adults with LR MDS in the third quarter of 2022, and the trial has completed enrollment with 22 patients, including 12 patients classified as non-transfused and 10 patients classified as low transfusion burden. Patients received 5 mg of tebapivat once daily for up to 16 weeks. The two primary endpoints of the trial were transfusion independence (for patients classified as low transfusion burden), defined as transfusion-free for ≥ eight consecutive weeks during the 16-week treatment period, and hemoglobin response, defined as a ≥ 1.5 g/dL increase from baseline in the average hemoglobin concentration measured from week 8 through week 16.
In November 2023, we announced that we achieved clinical proof-of-concept in the phase 2a portion of the trial. We observed that four of the 10 patients with low transfusion burden achieved the transfusion independence endpoint, and one of the 22 patients achieved the hemoglobin response endpoint in the 16-week treatment period. The safety profile observed was consistent with data reported in the healthy volunteer study of tebapivat. 19 patients elected to enroll in the extension period for up to 156 weeks. We evaluated the phase 2a trial results and assessed the impact of those results on the phase 2b portion of the protocol, and based on the data generated in the phase 2a portion of the trial, we plan to increase the dosage levels evaluated in the phase 2b portion of the trial, which we initiated in the third quarter of 2024. We expect to complete enrollment in this phase 2b trial in late 2025.
Other Programs
In addition to the aforementioned development programs, we are developing AG-181, a PAH stabilizer for the potential treatment of PKU, for which we filed an IND in December 2023. We initiated a phase 1 clinical trial of AG-181 in healthy volunteers in the first quarter of 2024. Also, in July 2023, we entered into a license agreement with Alnylam for the development and commercialization of products containing or comprised of an siRNA preclinical development candidate discovered by Alnylam and targeting the TMPRSS6 gene, and we have begun preclinical development of a product candidate, AG-236, for the potential treatment of patients with PV. We expect to file an investigational new drug application, or IND, with the FDA for AG-236 for the treatment of PV in mid-2025.
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

We file, or may collaborate with third parties to file, patent applications directed to our key products and product candidates, including PYRUKYND®, tebapivat and AG-181, in addition to related compounds and potential back-up compounds, in an effort to establish intellectual property positions to protect these new chemical entities and methods of using these compounds in the treatment of diseases, as well as formulations, solid state forms, and manufacturing processes for these compounds. We may also seek patent protection for certain biomarkers that may be useful in identifying the appropriate patient population for therapies with our product candidates.
PK activator program
The patent portfolio for our PK activator program contains issued patents and pending patent applications directed to compositions of matter for PYRUKYND®, as well as to related compounds, various solid state forms of PYRUKYND®, compositions of matter for additional PKR activators, such as tebapivat, as well as various solid state forms, methods of use and methods of manufacture for tebapivat and other novel compounds. As of February 1, 2025, we owned 17 issued United States patents and 434 issued foreign patents, and have pending patent applications in the United States and in various foreign jurisdictions. The patents that have issued or may issue for PYRUKYND® will have a statutory expiration date of at least 2030 to 2042, and the patents that have issued or may issue for tebapivat will have a statutory expiration date of at least 2038 to 2045. Patent term adjustments or patent term extensions could result in later expiration dates. In some cases, the term of a United States patent can be shortened by the filing of a terminal disclaimer which operates to reduce the term of a patent to that of an earlier expiring patent. We have issued patents and pending patent applications pertaining to our products/product candidates in our PK activator program in a number of foreign jurisdictions, including Argentina, Australia, Austria, Belgium, Brazil, Canada, China, the Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Japan, Lebanon, Lithuania, Mexico, the Netherlands, Norway, Poland, Portugal, Romania, Russia, Saudi Arabia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey, and the United Kingdom. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination can be significantly narrowed by the time they issue, if they issue at all. We expect this could be the case with respect to some of our pending patent applications referred to above. We are also currently involved in adversarial proceedings before the European Patent Office. Two of the European patents in our PYRUKYND® portfolio, neither being the primary compound patent, have been challenged in opposition proceedings.
PAH stabilizer program
The patent portfolio for our PAH stabilizer program contains issued patents and pending patent applications directed to compositions of matter and methods of use for AG-181 and other novel PAH stabilizers. As of February 1, 2025, we owned one issued United States patent and two issued foreign patents and have pending patent applications in the United States and in various foreign jurisdictions. The patents that have issued or may issue for our PAH stabilizer program will have a statutory expiration date of at least 2043 to 2044. Patent term adjustments or patent term extensions could result in later expiration dates. In some cases, the term of a United States patent can be shortened by the filing of a terminal disclaimer which operates to reduce the term of a patent to that of an earlier expiring patent. We have issued patents and pending patent applications pertaining to our products/product candidates in our PAH stabilizer program in a number of foreign jurisdictions, including Argentina, Australia, Brazil, Canada, China, Europe, Japan, Lebanon, Mexico, Eurasia, Saudi Arabia, and Taiwan. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination can be significantly narrowed by the time they issue, if they issue at all. We expect this could be the case with respect to some of our pending patent applications referred to above.
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
Our competitors include but are not limited to: BioMarin Pharmaceutical, Inc., or BioMarin; bluebird bio, Inc., or bluebird; Bristol-Myers Squibb Company, or BMS; CRISPR Therapeutics AG, or CRISPR; Emmaus Life Sciences, Inc., or Emmaus; Fulcrum Therapeutics, Inc., or Fulcrum; Geron Corporation, or Geron; Incyte Corporation, or Incyte; Ionis Pharmaceuticals, Inc., or Ionis; Merck & Co., Inc., or Merck; Novartis International AG, or Novartis; Novo Nordisk A/S, or Novo; Otsuka Pharmaceutical Co., Ltd., or Otsuka; Pfizer, Inc., or Pfizer; PharmaEssentia USA Corporation, or PharmaEssentia; Protagonist Therapeutics, Inc., or Protagonist, in collaboration with Takeda, Pharmaceutical Company Limited, or Takeda; PTC Therapeutics, Inc., or PTC; Rocket Pharmaceuticals, Inc., or Rocket Pharma; Silence Therapeutics plc, or Silence; Takeda; and Vertex Pharmaceuticals Incorporated, or Vertex.
The most common methods for treating patients with rare diseases include dietary restriction, dietary supplementation or replacement, treatment of symptoms and complications, gene therapy, blood transfusions, phlebotomies, stem cell transplant and ERTs and there are several marketed therapies available for treating patients with hemolytic anemias, PKU and PV. For example, recently approved treatments for thalassemia, SCD, LR MDS, PKU and PV include Reblozyl® from Merck/BMS (formerly Acceleron/BMS); Revlimid® from BMS; Zynteglo® and Lyfgenia® from bluebird; Adakveo® from Novartis; Casgevy® from Vertex/CRISPR; Kuvan® and Palynziq® from BioMarin; Endari® from Emmaus; Besremi® from PharmaEssentia; Jakafi® from Incyte; and Rytelo® from Geron. While our product and product candidates may compete with existing medicines and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product or product candidates may not be competitive with them. In addition to currently marketed therapies, there are also several products that are either small molecules, biologics, ERTs or gene therapies in various stages of development to treat hemolytic anemias, PKU and PV. For example, Rocket Pharma is conducting a clinical trial of a gene therapy targeting PK deficiency; Novo is developing etavopivat (a PKR activator) for the treatment of hemolytic anemias, including SCD; Pfizer is developing inclacumab and osivelotor (GBT-601) for the treatment of SCD; Fulcrum is developing pociredir (FTX-6058) in SCD; Takeda is developing TAK-226 for the treatment of anemia in LR MDS; a number of companies, including PTC and Otsuka are developing therapies to treat PKU; and a number of companies, including Silence, Protagonist with Takeda, Italfarmaco S.p.A., Disc Medicine, Inc., Merck & Co., Inc., and Ionis are developing therapies to treat PV. These products may provide efficacy, safety, convenience and other benefits not provided by current marketed therapies or the current standards of care. As a result, they may provide competition for any of our product or product candidates for which we obtain market approval.
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
The key competitive factors affecting the success of PYRUKYND® and any of our product candidates that we develop, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.
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
Manufacturing and Supply Chain
PYRUKYND®, tebapivat, and AG-181 are organic compounds of low molecular weight, generally called small molecules, and are dosed orally. Our siRNA program, AG-236, targeting the TMPRSS6 gene is an oligonucleotide intended for use as a sterile parenteral administration. Each can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistries are amenable to scale-up and do not require unusual equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.
We do not own or operate, and currently have no plans to establish, any in-house manufacturing or supply chain related facilities. We currently, and expect to continue to, rely on third parties for the manufacture and supply of our clinical and preclinical product candidates, as well as for commercial manufacture of PYRUKYND® and any product for which we may receive marketing approval in the future. We conduct extensive prequalification programs to ensure the compliance, quality and reliability of third-party manufacturing and supply operations.
To date, we have obtained materials for PYRUKYND®, tebapivat, AG-181 and AG-236 for our ongoing and planned clinical testing and ongoing preclinical testing from third-party manufacturers. We have long-term commercial manufacture and supply agreements in place for PYRUKYND®, and we obtain our supplies from these manufacturers on a purchase order basis.
Due to the volatility of the supply networks globally, we have gained regulatory approval for redundant supply of raw materials and active pharmaceutical ingredient, or API, for PYRUKYND®, and have an ongoing program to ensure this risk mitigation remains effective, including establishing safety stocks. We do not currently have arrangements in place for redundant supply for drug product, but maintain a multi-faceted safety stock program. As we have done for PYRUKYND®, we intend to identify and qualify additional manufacturing and supply related services for our other product candidates.
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
•preparation and submission to the FDA of an NDA, or a sNDA for a change to a previously approved drug product, which submissions include not only the results of the clinical trials, but also, detailed information on the chemistry, manufacture and quality controls for the product candidate and proposed labeling for one or more proposed indication(s);
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
•payment of user fees pursuant to PDUFA;
•approval of an NDA for the new drug product authorizing marketing of the new drug product for particular indications in the United States; and
•compliance with any post-approval requirements, including the potential requirement to implement risk evaluation and mitigation strategies, or REMS, and the potential requirement to conduct any post-approval studies required by the FDA.
Preclinical Studies
Before a sponsor begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability and other studies to evaluate, among other things, the toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards, and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND and are typically referred to as IND-enabling studies. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted. With passage of the FDA’s Modernization Act 2.0 in December 2022, Congress eliminated provisions in both the FDCA and the Public Health Service Act, or PHSA, that required animal testing in support of an NDA. While animal testing may still be conducted, the FDA was authorized to rely on alternative non-clinical tests, including cell-based assays, microphysiological systems or bioprinted or computer models.

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
Following commencement of a clinical trial under an IND, the FDA may also place a clinical or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical trial or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.
A sponsor may choose, but is not required, to conduct a foreign clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements, including GCP requirements, of the FDA to use the study as support for an IND or application for marketing approval. The GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.
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
Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data monitoring committee, or DMC. The DMC provides authorization as to whether or not a trial may move forward at designated check points based on access that only the DMC maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made based on evolving business objectives and/or competitive climate.
Reporting Clinical Trial Results
Under the PHSA, sponsors of certain clinical trials of certain FDA-regulated products, including prescription drugs and biologics, are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the National Institutes of Health. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The PHSA grants the Secretary of Health and Human Services, or HHS, the authority to issue a notice of noncompliance to a responsible party to failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. As of December 19, 2024, the FDA has issued six notices of non-compliance, signaling the government’s willingness to enforce these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

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
In December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. In June 2024, the FDA issued draft guidance outlining the general requirements for diversity action plans. Unlike most guidance documents issued by the FDA, the diversity action plan guidance, when finalized, will have the force of the law because FDORA specifically dictates that the form and manner for submission of diversity action plans are specified in FDA guidance. In January 2025, in response to an executive order issued by President Trump on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. The implications of this action are not yet known.
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
Progress reports detailing the results of clinical trials must be submitted annually to the FDA within 60 days of the anniversary date that the IND went into effect and more frequently if serious AEs occur. These reports must include a development safety update report. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.
Interactions with the FDA During the Clinical Development Program
Following the clearance of an IND and the commencement of clinical trials, a sponsor will continue to have interactions with the FDA and the sponsor may meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND, or a pre-IND meeting, at the end of Phase 2 clinical trial, or an EOP2 meeting, and before an NDA is submitted, or a pre-NDA meeting. Meetings at other times may also be requested. These meetings provide an opportunity for the sponsor to share information about the data gathered to date with the FDA and for the FDA to provide advice on the next phase of development.
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
Filing and Review of an NDA
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
The NDA is a vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2025 is approximately $4.31 million. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2025 is $403,889 per product. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.
Following submission of an NDA, the FDA conducts a preliminary review of the application generally within 60 calendar days of its receipt and must inform the sponsor at that time or before whether the application is sufficiently complete to permit substantive review. In the event that the FDA determines that an application does not satisfy this standard, it will issue a Refusal to File determination to the sponsor. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. Under the goals and policies agreed to by the FDA under the PDUFA, applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which the FDA accepts the application for filing. The review process and the PDUFA goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission.
A sponsor is required to submit a sNDA if it wishes to make a change to a product that has already been approved under an NDA. Such changes may include a revision of the labeling for the approved product, addition of a new indication, a change in the dosage, strength or formulation of the drug product, or a modification of the manner in which the drug is manufactured. Under the timelines established pursuant to PDUFA, the standard review time for an sNDA is generally 10 months from receipt of the application by the FDA.
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
Moreover, the FDA will review a sponsor’s financial relationship with the principal investigators who conducted the clinical trials in support of the NDA. That is because, under certain circumstances, principal investigators at a clinical trial site may also serve as scientific advisors or consultants to a sponsor and receive compensation in connection with such services. Depending on the level of that compensation and any other financial interest a principal investigator may have in a sponsor, the sponsor may be required to report these relationships to the FDA. The FDA will then evaluate that financial relationship and determine whether it creates a conflict of interest or otherwise affects the interpretation of the trial or the integrity of the data generated at the principal investigator’s clinical trial site. If so, the FDA may exclude data from the clinical trial site in connection with its determination of safety and efficacy of the investigational product.
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
With the passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: (i) require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, (ii) require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months until the study is completed; and (iii) use expedited procedures to withdraw accelerated approval of an NDA or biologics license application if certain conditions are not met, including where a confirmatory trial fails to verify the product’s clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval trial of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the FDA Commissioner or the Commissioner’s designee and a written appeal, among other things.
In March 2023, the FDA issued draft guidance that outlines its views and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach, as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidance relating to accelerated approval. This guidance describes the FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While this guidance is currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.
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
In September 2021, the FDA published final regulations that describe the types of evidence that the FDA will consider in determining the intended use of a drug or biologic. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. In addition, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information on unapproved uses of approved products to healthcare providers. The final guidance calls for such communications to be truthful, non-misleading, and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product. While this guidance only applies to communications about unapproved uses of approved products, it may be helpful in understanding the FDA’s approach to communications about unapproved products.
If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the DOJ, or the Office of the Inspector General of the

Department of HHS, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines, and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCSA, which regulate the distribution and tracing of prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCSA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market. Manufacturers are required to have such systems and processes in place to comply with the DSCSA, but, so as not to disrupt supply chains, the FDA has granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time.
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
Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and efficacy data that were not developed by the sponsor. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the 505(b)(2) sponsor can establish that reliance on the FDA’s previous approval is scientifically appropriate, the sponsor may eliminate the need to conduct certain preclinical studies or clinical trials of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) sponsor.
Generic Drugs and Regulatory Exclusivity
The Hatch-Waxman Amendments to the FDCA authorize the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. Such previously approved drugs are known as the reference listed drugs, or RLDs. Abbreviated new drug applications, or ANDAs, for generic drugs generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, the sponsor may rely on the preclinical and clinical testing previously conducted for the RLD.
Under the Hatch-Waxman Act, the FDA may not approve an ANDA or 505(b)(2) application until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of regulatory exclusivity for a new drug containing a new chemical entity, or NCE. For the purposes of this provision, an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, a generic or follow-on drug application may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the sponsor may submit its application four years following the original product approval.
The FDCA also provides for a period of three years of regulatory exclusivity if the NDA includes reports of one or more new clinical trials, other than bioavailability or bioequivalence studies, that were conducted by or for the sponsor and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as new indications, dosage forms, route of administration, combination of ingredients. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical trial is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs or 505(b)(2) NDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product; rather, this three-year exclusivity covers only the conditions of use associated with the new clinical trials and, as a general matter, does not prohibit the FDA from approving follow-on applications for drugs containing the original active ingredient.

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

Patent Term Restoration and Extension
A patent claiming a new drug product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of when a clinical trial involving human beings has begun and the submission date of an application for approval, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining patent term past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.
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
•the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of HHS, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to health care items or services that are reimbursed by non-government third-party payors, including private insurers.
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
•established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a point-of-sale-discount (currently 70%) off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and

•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
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
Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017 on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On June 17, 2021, the Supreme Court dismissed the most recent judicial challenge to the ACA after finding that the plaintiffs did not have standing to challenge the ACA’s minimum essential coverage provision at issue in the case. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
In addition, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed legislation establishing workgroups to examine the impact of a state importation program. Several other states have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals to the FDA. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. Florida now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. Florida will also need to relabel the products and perform quality testing of the products to meet FDA standards.
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
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Medicare Part D drugs in 2027, 15 Medicare Part B or Part D drugs in 2028, and 20 Medicare Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $2,000 beginning in 2025.
On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced the selection of 15 additional drugs covered by Medicare Part D for the second cycle of negotiations. This second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027. CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program.
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
In June 2023, Merck filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, several other parties, including the U.S. Chamber of Commerce and pharmaceutical companies, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal, and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in these cases. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.
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
Federal and State Data Privacy Laws
There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. If a sponsor fails to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, it could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents.

In addition to potential enforcement by the HHS, a sponsor is also potentially subject to privacy enforcement from the Federal Trade Commission, or FTC. The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security. Sponsors will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate risk for a potential enforcement action, which may be costly.
A number of states have passed comprehensive privacy laws, which are either in effect or will go into effect sometime over the next several years. These laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. Other states are or will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act.
Review and Approval of Medicinal Products in the European Union
In order to market any product outside of the United States, a sponsor must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy, and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable non-U.S. regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the EU generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a MAA and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.
Preclinical Studies
Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with GLP principles as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organisation for Economic Co-operation and Development requirements.
Clinical Trial Approval
Under the Clinical Trials Regulation (EU) No 536/2014, or the Clinical Trials Regulation, the sponsor of a clinical trial to be conducted in more than one Member State of the EU, or EU Member State, is only required to submit a single application for approval.
Sponsors must also obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific clinical site after the applicable ethics committee has issued a favorable opinion.
As of January 31, 2025, all clinical trials (including those which are ongoing) are subject to the provisions of the Clinical Trials Regulation.
Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU at the EudraCT website.
Priority Medicines (PRIME) Designation in the EU
The EMA has implemented the priority medicines, or PRIME, scheme which is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the

PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated agency contact and rapporteur from the Committee for Human Medicinal Products, or CHMP, or Committee for Advanced Therapies are appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s Committee level.
Marketing Authorization
To obtain a marketing authorization for a product under EU regulatory systems, a sponsor must submit an MAA either under a centralized procedure administered by the EMA, or one of the procedures administered by competent authorities in the EU Member States; decentralized procedure; or mutual recognition procedure.
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
Conditional Approval
The European Commission may also grant a so-called “conditional marketing authorization” prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional marketing authorizations may be granted for product candidates (including medicines designated as orphan medicinal products), if (i) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases, (ii) the risk-benefit balance of the product candidate is positive; (iii) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data; (iv) the product fulfills an unmet medical need; and (v) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new clinical trials, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization, but applicants can also request the EMA to conduct an accelerated assessment, for instance in cases of unmet medical needs.

Exceptional Circumstances
A marketing authorization may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This marketing authorization is similar to the conditional marketing authorization, as it is reserved for medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a marketing authorization. However, unlike the conditional marketing authorization, the applicant does not have to provide the missing data and will never have to. Although the marketing authorization “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the marketing authorization is withdrawn in case the risk-benefit ratio is no longer favorable. Under these procedures, before granting the marketing authorization, the EMA or the competent authorities of the member states make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy. Except conditional marketing authorizations, marketing authorizations have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance.
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
The EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023 and includes, among other things, provisions that would potentially reduce the duration of regulatory data protection. The European Parliament requested several amendments in April 2024. At this time, the proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry in the long term, if and when adopted.
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
Pediatric Studies and Exclusivity
Prior to obtaining a marketing authorization in the EU, sponsors must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or not appropriate, such as for diseases that only affect the adult population. Before an MAA can be filed or an existing marketing authorization can be amended, the EMA requests that companies comply with the agreed studies and measures listed in each relevant PIP. If a sponsor obtains a marketing authorization in all EU Member States, or a marketing authorization is granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate, or SPC, or alternatively a one year extension of the regulatory market exclusivity from ten to eleven years, as selected by the marketing authorization holder.
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

General Data Protection Regulation
Many countries outside of the United States maintain rigorous laws governing the privacy and security of personal information. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the EEA, and the processing of personal data that takes place in the EEA, is subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, permits data protection authorities to impose large penalties for violations of the GDPR, and also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries.
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
Employees and Human Capital
As of December 31, 2024, we had 486 full-time employees and 2 part-time employees, all based in the United States and of which 114 held Ph.D., Pharm.D. or M.D. degrees. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We also retain independent contractors to support the goals of our organization. We prioritize our employee experience and are proud of our strong employee and contractor relations.
We understand that attracting, retaining, engaging and supporting our talented team, and maintaining a diverse and inclusive organization is critical to our success and our ability to increase the value we can provide for patients, shareholders and all stakeholders.

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
To incentivize and reward strong performance, we have adopted a pay for performance philosophy and provide a competitive and balanced compensation and benefits package, including short-term and long-term incentives, a discretionary paid time off policy, generous parental and family leave plans and premium medical benefits.
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
•Representing and reflecting the different voices in the Agios community
•Furthering the work of diversity, equity and inclusion at Agios and in our communities
•Working in partnership with our leadership, human resources and employee resource groups to share, drive and lead our diversity, equity and inclusion efforts
We are a majority female organization and maintain significant representation at all levels, including the Board of Directors. As of December 31, 2024, 60% of our workforce were women. Racial and ethnic diversity continues to be an area of focus at the Company. As of December 31, 2024, 35% of our workforce were ethnically diverse and 41% of all new hires that joined the Company in 2024 were ethnically diverse. We recognize that there is still important progress to be made, particularly as it relates to Black and Latino representation at our company, and this remains an area of continued emphasis for us.
We regularly evaluate the effectiveness of our human capital management practices through employee surveys and fostering a culture of ongoing feedback and two-way dialogue. We received feedback from employees that helped inform how we approach programs and opportunities to improve the employee experience heading into 2024. In addition, we track important human capital metrics such as turnover rate. Voluntary and involuntary turnover rates across all levels (executives / senior managers, mid-level managers and professionals) are in alignment with the industry average.
We are committed to providing employees with an opportunity to choose the right working arrangement for them based on their role: whether remote, hybrid, or onsite in our Cambridge office, and we continue to evaluate how we can enhance these arrangements for an optimal employee experience. The opportunity to work remotely has enabled us to hire a more diverse team including individuals from different locations and backgrounds and with a variety of responsibilities in their personal lives. In 2024, 85% of our new hires chose to work remotely and our overall organization continues to have a majority population working in a remote capacity representing 66% of all employees.
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
PYRUKYND® (mitapivat) is approved for use by the FDA for the treatment of hemolytic anemia in adults with PK deficiency in the United States and by the European Commission for the treatment of PK deficiency in adult patients in the EU. Additionally, we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure. In December 2024, we announced that we submitted an sNDA, to the FDA for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia, which was accepted with standard review and granted a PDUFA goal date of September 7, 2025. Also in December 2024, we announced that we submitted a MAA to the EMA, and regulatory applications to the Kingdom of Saudi Arabia and United Arab Emirates health authorities for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia.
Our ability to generate meaningful revenue from PYRUKYND® will depend heavily on our successful development and commercialization of the product. We generated $36.5 million, $26.8 million and $11.7 million of net product revenues from sales of PYRUKYND® in the years ended December 31, 2024, 2023 and 2022, respectively. In connection with our regulatory approval in the EU and Great Britain, we are currently providing access to PYRUKYND® on a free of charge basis for eligible patients in those jurisdictions through a global managed access program. We provide access to PYRUKYND® for adult patients with PK deficiency in other jurisdictions upon request through the global managed access program, on either a free of charge or for charge basis. Beyond the global managed access program, we continue to evaluate options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities, such as the NewBridge Agreement.
The development and commercialization of PYRUKYND® could be unsuccessful if:
•the medical community and third-party payors do not accept PYRUKYND® as safe, efficacious and cost-effective in the approved jurisdictions;
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
•we fail to successfully obtain third party reimbursement and generate and sustain commercial demand that results in expected sales of PYRUKYND®;
•PYRUKYND® becomes subject to unfavorable pricing regulations and third-party reimbursement practices;
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
If we experience significant delays or an inability to successfully develop and commercialize PYRUKYND®, our business would be materially harmed.

We depend heavily on the success of our clinical-stage product candidates, including the potential approval of PYRUKYND® for the treatment of thalassemia or SCD in the United States and in other jurisdictions. Clinical trials of our product candidates may not be successful for a number of important reasons. If we or our collaborators are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
We have invested a significant portion of our efforts and financial resources in the identification of our product candidates and the development of our most advanced clinical programs, including PYRUKYND® and tebapivat. Our ability to generate meaningful product revenue will depend heavily on the successful clinical development and eventual commercialization of our current and any future product candidates, including PYRUKYND®. In December 2024, we announced that we submitted an sNDA to the FDA for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia, which was accepted with standard review and granted a PDUFA goal date of September 7, 2025. Also in December 2024, we announced that we submitted an MAA to the EMA and regulatory applications to the Kingdom of Saudi Arabia and United Arab Emirates health authorities for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia. We cannot be certain that we will obtain marketing approval of PYRUKYND® in thalassemia in such jurisdictions, nor can we be certain that we will obtain marketing approval of PYRUKYND® for any other indication or in other jurisdictions.
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
•our product candidates may have undesirable side effects or other unexpected characteristics or otherwise expose participants to unacceptable health risks, causing us, our collaborators or our investigators, regulators or institutional review boards or the data safety monitoring board for such trial to halt, delay, interrupt, suspend or terminate the trials or cause us, or any collaborators, to abandon or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective;
•if our product candidates have undesirable side effects, it could result in a more restrictive label or the addition of safety warnings, or it could result in the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. For example, in January 2025, the USPI for PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency was updated to include information regarding hepatocellular injury observed in clinical trials in patients with thalassemia treated with PYRUKYND® at a higher dose than recommended for patients with PK deficiency;
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
•we or our collaborators may have delays in reaching or failing to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
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
In December 2016, we withdrew our IND for AG-519, our second PK activator, following verbal notification of a clinical hold from the FDA relating to a previously disclosed case of drug-induced cholestatic hepatitis which occurred in our phase 1 clinical trial of AG-519 in healthy volunteers. Although these decisions and this hepatic adverse event finding do not affect our ongoing clinical trials for PYRUKYND® or tebapivat, we cannot provide any assurances that there will not be other treatment-related severe adverse events in our other clinical trials, or that our other trials will not be placed on clinical hold in the future.
Our failure to successfully begin and complete clinical trials of our product candidates, and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any of our product candidates, could result in additional costs to us, or any collaborators, and would impair our ability to generate revenue from product sales, regulatory and commercialization milestones and royalties, and would significantly harm our business.

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
We may face delays, disruptions or shortages as a result of public health epidemics or pandemics that may affect our ability to initiate and complete preclinical studies and clinical trials or impact our commercialization efforts. We have previously experienced disruptions to certain clinical and research activities at our contract research organizations, or CROs, due to the COVID-19 pandemic. Any future pandemic or public health emergency could result in delays or pauses in site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis due to changes in hospital or university policies, federal, state or local regulations, diversion of hospital resources or other reasons related to a public health emergency. If a pandemic or public health emergency arises in the future, we may face difficulties recruiting or retaining patients in our ongoing clinical trials, and patients enrolled in our clinical trials may be unable or unwilling to visit clinical trial sites which may impact the collection of important clinical trial data and may necessitate remote data verification. In addition, limitations on the ability to visit sites may affect our enrollment timelines for our clinical trials, and may adversely affect the timing of completion of our clinical trials or our ability to complete clinical trials in a fully compliant manner. Additionally, the potential suspension of clinical trial activity at clinical trial sites or reduced availability of CRO personnel may have an adverse impact on our clinical trial plans and timelines.
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
•proximity and availability of clinical trial sites for prospective patients; and
•the impact of any health epidemics, pandemics or other contagious outbreaks or geopolitical events, such as war.
We generally focus our development activities on genetically or biomarker defined patients most likely to respond to our therapies. As a result, the potential patient populations for our clinical trials are narrowed, and we may experience difficulties in identifying and enrolling a sufficient number of patients in our clinical trials.
Under the federal Food and Drug Omnibus Reform Act, or FDORA, sponsors are required to develop and submit a diversity action plan for each phase 3 clinical trial or any other "pivotal study" of a new drug product. These plans are meant to encourage enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for diversity action plans. Unlike most guidance documents issued by the FDA, the diversity action plan guidance when finalized will have the force of law. . In January 2025, in response to an executive order issued by President Trump on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. The implications of this action are not yet known. If we are not able to adhere to any new requirements, our ability to conduct clinical trials may be delayed or halted.
In addition, some of our competitors may have ongoing or planned clinical trials for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For example, Rocket Pharma LTD, or Rocket Pharma, is developing a gene therapy targeting PK deficiency; Novo Nordisk A/S, or Novo Nordisk, and Pfizer Inc., or Pfizer, are developing molecules for the treatment of SCD; Fulcrum Therapeutics Inc., or Fulcrum, is developing a treatment for SCD; PTC Therapeutics, Inc., or PTC, and Otsuka Pharmaceutical Co., Ltd., or Otsuka, are developing therapies to treat PKU; and Protagonist Therapeutics, or Protagonist, with Takeda Pharmaceutical Company Limited, or Takeda, Ionis Pharmaceuticals, Inc., or Ionis, Silence Therapeutics, or Silence, Italfarmaco S.p.A., Disc Medicine, Inc., or Disc Medicine, and Merck & Co., Inc., or Merck, are developing therapies to treat PV. Competition for eligible patients may make it particularly difficult for us to enroll a sufficient number of patients to complete our clinical trials for our product candidates in a timely and cost-effective manner.
In addition, we have a small number of clinical trial sites for certain clinical trials in the Middle East, including in Lebanon and Israel, that could be affected by the current armed conflict in the region.
We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual performance. Our or our collaborators’ inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether, or result in increased development costs for our product candidates, which could have an adverse effect on our business, results of operations and financial condition.

Results of preclinical studies and early clinical trials may not be predictive of results of later-stage clinical trials.
The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and positive results of completed clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier stages of development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we or our collaborators believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.
In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. The results of clinical trials of PYRUKYND® for the treatment of PK deficiency and thalassemia are not predictive of results of our ongoing clinical trials of PYRUKYND® in other indications, such as SCD, and the results of our early-stage clinical trials of tebapivat are not predictive of our later stage clinical trial of tebapivat. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

Interim and preliminary data from clinical trials that we announce or publish from time to time may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may announce or publish interim or preliminary data from our clinical trials. Interim or preliminary data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data. Preliminary or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we have previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could be material and could significantly harm our reputation and business prospects.

We conduct clinical trials at sites outside the United States. The FDA may not accept data from trials conducted in such locations, and the conduct of trials outside the United States could subject us to additional delays and expense.
We conduct and plan to conduct one or more clinical trials with one or more trial sites that are located outside the United States. The acceptance by the FDA or other regulatory authorities of study data from clinical trials conducted outside their jurisdiction may be subject to certain conditions or may not be accepted at all.

In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

Conducting clinical trials outside the U.S. also exposes us to additional risks, including risks associated with:
•additional foreign regulatory requirements;
•foreign exchange fluctuations;
•compliance with foreign manufacturing, customs, shipment and storage requirements;
•cultural differences in medical practice and clinical research;
•diminished protection of intellectual property in some countries; and

•interruptions or delays in our trials resulting from geopolitical events, such as war or terrorism.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. We are prioritizing investment in advancing our late lead-optimization research, while continuing to progress our registration-enabling clinical programs in thalassemia, SCD and pediatric PK deficiency, our phase 2 trial in LR MDS, our phase 1 trial for AG-181, our PAH stabilizer for the potential treatment of PKU, and AG-236, our preclinical development of a product candidate for the potential treatment of patients with PV. Our resource allocation decisions may cause us to fail to capitalize on viable commercial medicines or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable medicines. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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
•regulatory authorities may require the addition of warnings on the product label;
•we, or any collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;
•we, or any collaborators, could be sued and held liable for harm caused to patients;
•the product may become less competitive; and
•our reputation may suffer.
For example, in January 2025, the USPI for PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency was updated to include information regarding liver injury observed in patients with thalassemia treated with PYRUKYND® at a higher dose than recommended for patients with PK deficiency.

PYRUKYND®, or any of our product candidates that may receive marketing approval in the future, may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.
PYRUKYND®, or any of our product candidates that may receive marketing approval in the future, may fail to gain and/or maintain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. If PYRUKYND® or any of our product candidates that may receive marketing approval do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of PYRUKYND® and any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•efficacy and potential advantages compared to alternative treatments;
•the prevalence and severity of any side effects;
•the ability to offer our medicines for sale at competitive prices;

•convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•ensuring uninterrupted product supply;
•the strength of sales, marketing and distribution support;
•sufficient third-party coverage or reimbursement; and
•product labeling or product insert requirements of the FDA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling.

If we are unable to maintain sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing PYRUKYND® or any of our product candidates if they are approved.
We have limited experience in the sale, marketing and distribution of pharmaceutical products. To achieve commercial success for approved medicines for which we retain sales and marketing responsibilities, we must either continue to develop our sales and marketing organization or outsource these functions to other third parties. We have established sales and marketing capabilities to support our commercialization of PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In addition, in connection with our regulatory approvals in the EU and Great Britain, we are currently providing access to PYRUKYND® free of charge for eligible patients in those jurisdictions through a global managed access program. We provide access to PYRUKYND® for adult patients with PK deficiency in other jurisdictions upon request through the global managed access program, on either a free of charge or for charge basis. Beyond the global managed access program, we continue to evaluate options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities, including the NewBridge Agreement.
We may need to further build our sales and marketing infrastructure, either directly or with third-party partners to commercialize PYRUKYND® in other indications or outside of the United States, or to commercialize any of our other product candidates for which we obtain marketing approval.
There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive, time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
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
We face competition with respect to PYRUKYND® and tebapivat and our other product candidates, and we will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. Potential competitors may include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the indications for which we are developing our product or our product candidates, such as PK deficiency, thalassemia, SCD, LR MDS, PKU, and PV. For example, Merck and Bristol-Myers Squibb Company, or BMS, are marketing a therapy to treat beta thalassemia and LR MDS, and are conducting clinical trials for alpha thalassemia and LR MDS patients that are erythropoeisis-stimulating agent naïve and non-transfusion dependent; Geron Corporation recently announced FDA approval of a treatment for adults with LR MDS with transfusion-dependent anemia; Novartis International AG, or Novartis, and Emmaus Life Sciences are each marketing therapies to treat SCD; BioMarin Pharmaceutical Inc., or BioMarin, is marketing and conducting clinical trials for therapies to treat PKU; Pfizer is conducting clinical trials for therapies in SCD; Novo Nordisk is conducting clinical trials for the treatment of alpha and beta thalassemia and SCD; bluebird is marketing a gene therapy to treat transfusion-dependent beta-thalassemia and SCD; Vertex, with CRISPR, is marketing a gene therapy targeting SCD and transfusion-dependent beta-thalassemia; Fulcrum is conducting clinical trials for a potential treatment for SCD; PTC and Otsuka and are conducting clinical trials for potential treatments for PKU; PharmaEssentia Corp, or PharmaEssentia, and Incyte Corporation, or Incyte, are marketing therapies to treat PV, and Protagonist with Takeda, Ionis, Italfarmaco S.p.A., Disc Medicine, Merck, and Silence are developing therapies to treat PV; Rocket Pharma is developing a therapy for the treatment of PK deficiency; and a number of other biotechnology companies have product candidates in clinical development in similar indications as ours.
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
Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and globally marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and clinical stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring or in-licensing technologies complementary to, or necessary for, our programs.

If the FDA does not grant our products, if and when approved, appropriate periods of regulatory exclusivity before approving generic or follow-on versions of our products, the sales of our products could be adversely affected.
With FDA approval of an NDA, the product covered by the application is specified as a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. Manufacturers may

seek approval of generic versions of reference-listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States.
In support of an ANDA, a generic manufacturer need not conduct clinical trials. Rather, the sponsor generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug and that the generic version is bioequivalent to the reference-listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any reference-listed drug may be lost to the generic product.
A manufacturer may also submit an NDA under section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, that references the FDA’s prior approval of the innovator product or preclinical studies and/or clinical trials that were not conducted by, or for, the sponsor and for which the sponsor has not obtained a right of reference. A 505(b)(2) NDA product, or follow-on-product, may be for a new or improved version of the original reference listed drug.
The FDA may not approve an ANDA or 505(b)(2) NDA until any applicable period of regulatory exclusivity for the reference-listed drug has expired. The FDCA provides a period of five years of new chemical entity exclusivity for a new drug containing a new active moiety. Specifically, in cases where such exclusivity has been granted, an ANDA or a 505(b)(2) NDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference-listed drug is either invalid or will not be infringed by the generic product, in which case the sponsor may submit its application four years following approval of the reference-listed drug. The FDCA also provides a period of three years of new clinical trial data exclusivity in connection with the approval of a supplemental indication for the product for which a clinical trial is deemed by the FDA as essential for approval.
In the event that a generic or follow-on manufacturer is somehow able to obtain FDA approval without adherence to these periods of regulatory exclusivity, the competition that our approved products may face from generic and follow-on versions could negatively impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on our investments in those product candidates.
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
Despite the implementation of security measures, our internal information technology systems and those of third parties with which we contract are vulnerable to damage from computer viruses, worms and other destructive or disruptive software, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors or business partners, or from cyber incidents by malicious third parties. Cybersecurity incidents are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cybersecurity incidents could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cybersecurity incidents also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. Attackers may use artificial intelligence and machine learning to launch more automated, targeted and coordinated attacks against targets. We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company, including personal information of our employees. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies.
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
We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the United States and the EU. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.
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
A number of states have passed comprehensive privacy laws, which are either currently in effect or will go into effect sometime over the next several years. These laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or are in the process of enacting privacy laws that will go into effect in 2025 and beyond. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
Plaintiffs’ lawyers in the United States are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act. The rise in these types of lawsuits creates potential risk for our business.
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
Risks Related to Our Financial Position
We face challenges as a smaller, less diversified company.
Following the sale of our oncology business to Servier in 2021, the success of the rare disease business is subject to various risks and uncertainties, including the possibility that we may not be able to successfully commercialize PYRUKYND®, the possibility that PYRUKYND® is not approved for thalassemia or SCD, the possibility of adverse clinical and other developments in respect of PYRUKYND®, tebapivat or our other product candidates, and unanticipated changes in applicable laws and regulations that may adversely affect the rare disease business.
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
•the costs and timing of our ongoing and future commercialization activities, including product manufacturing, sales, marketing and distribution, for PYRUKYND® in the approved jurisdictions and for any product candidate for which we may receive approval;
•the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates;
•the costs associated with in-licensing or acquiring assets for pipeline growth, including the amount and timing of future milestone and royalty payments payable to Alnylam pursuant to the license agreement;
•the costs, timing and outcome of regulatory review of our product candidates, including with respect to regulatory submissions for PYRUKYND® for the treatment of thalassemia;
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•our ability to establish and maintain collaborations on favorable terms, if at all;
•our ability to successfully execute on our strategic plans;
•operational delays due to public health epidemics; and
•operational delays, disruptions and/or increased costs associated with global economic and political developments, rising global energy prices or energy shortages or rationing.
We have historically incurred operating losses. We expect to incur losses in the future and may never achieve or maintain profitability.
We have a history of incurring operating losses. Our net income for the year ended December 31, 2024 was $673.7 million and our net loss for the year ended December 31, 2023 was $352.1 million. As of December 31, 2024, we had an accumulated deficit of $148.9 million. The net income we generated in the year ended December 31, 2024 was primarily due to the sale of the Vorasidenib Royalty Rights and our receipt of the Vorasidenib Milestone Payment. Prior to the sale of our oncology business to Servier in March 2021, we had generated only modest revenue from sales of TIBSOVO® and, prior to our sale to Royalty Pharma of our royalty rights to IDHIFA®, from royalties on sales of IDHIFA®. Following receipt of marketing approval in February 2022, we have begun to commercialize PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In December 2024, we announced that we submitted an sNDA to the FDA for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia, which was accepted with standard review by the FDA and granted a PDUFA goal date of September 7, 2025. Also in December 2024, we announced that we submitted a MAA to the EMA, and regulatory applications to the Kingdom of Saudi Arabia and United Arab Emirates health authorities for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia.
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
We expect to finance our operations primarily through cash on hand, potential royalty payments with respect to the Retained Earn-Out Rights, and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We expect to continue to incur significant expenses and net losses until such time as we are able to report profitable results. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that we will incur significant expenses if and as we:
•prepare for and commercially launch PYRUKYND® for approved indications in approved jurisdictions;
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
Changes in tax law may adversely affect our business or financial condition. For example, the federal Tax Cuts and Jobs Act of 2017, or the Tax Act and the Inflation Reduction Act of 2022, or IRA, made significant changes to corporate taxation at the federal level. Regulatory guidance under the IRA, the Tax Act, and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the IRA, the Tax Act, and additional tax legislation or whether additional tax legislation could be passed in the future.
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

Furthermore, third parties on whom we rely may also have relationships with other entities, some of which may be our competitors. In addition, these third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, nonclinical, and preclinical programs.
If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised, our clinical trials may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to successfully commercialize our medicines.
If either we or any third parties on which we rely are adversely impacted by geopolitical events, rising global energy costs or energy shortages or rationing, delays may occur in our product development activities, which delays could have a material adverse impact on our business, financial condition and prospects.
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
In addition, we currently rely on foreign third-party manufacturers and/or CROs, including those in China, and will likely continue to rely on foreign third-party manufacturers and/or CROs in the future. Foreign third-party manufacturers and/or CROs may be subject to U.S. legislation, including sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material or services available to us, delay the procurement or supply of such material or services, or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. Moreover, in September 2024, the U.S. House of Representatives passed the BIOSECURE Act (H.R. 7085) and the Senate has advanced a substantially similar bill (S.3558), which legislation, if passed and enacted into law, would restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, specifically named Chinese biotechnology companies and authorizes the U.S. government to impose such restrictions on entities transaction with additional Chinese biotechnology companies as a condition of U.S. government contract, grant, and loan funding. The legislation contains a grandfathering provision that would prevent disruption to the provision of services or products furnished under contracts with the targeted biotechnology companies entered before the effective date of the legislation until January 1, 2032. It is possible some of our contractual counterparties could be impacted by this legislation.
If either we or any third parties on which we rely are adversely impacted by restrictions resulting from the emergence of public health epidemics, by rising global energy costs or energy shortages or rationing and/or geopolitical events and the impacts of the Russia-Ukraine war, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and research and development operations and our product for commercialization.

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
If we enter into any such arrangements with collaborators, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities. Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing, which may result in a need for additional capital to pursue further development or commercialization of the applicable product candidate. Collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation. Disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our medicines or product candidates or that result in costly litigation or arbitration that diverts management attention and resources. In addition, our ability to enter into arrangements with collaborators in specific regions, such as the Middle East, may be affected by localized geopolitical unrest or military conflict, such as the current armed conflict in the region.
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
The patent prosecution process is costly and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify and/or file patent applications on every aspect of our research and development output that is or may be eligible for patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who may have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. There is also the possibility that loss or theft of data or records may jeopardize the ability to seek patent protection or impede the progress or drafting of patent applications.
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
The United States maintains a first inventor to file system in which, assuming the other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent. We may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize medicines without infringing third-party patent rights.
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
We seek to protect this proprietary technical information and know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated proprietary information is difficult, expensive and time-consuming, and the outcome is unpredictable. If any of our proprietary technical information and know-how were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. Moreover, we anticipate that with respect to this platform, at least some of this technical information and know-how will, over time, be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel skilled in the art from academic to industry scientific positions.
Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters
Even if we complete necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain, and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. If we or our collaborators are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or they will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.
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
The FDA, EMA and other foreign regulatory authorities have substantial discretion in the approval process. Accordingly, it is possible that the FDA or EMA may refuse to accept for substantive review any NDA, supplemental NDA or MAA that we submit for our product candidates, or may conclude after review of our data that our marketing application is insufficient to obtain marketing approval of our product candidates. If the FDA or EMA does not accept or approve our applications for any of our product candidates, the applicable regulator may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before reconsidering our applications. Depending on the extent of these or any other FDA- or EMA-required trials or studies, approval of any marketing applications that we submit may be delayed by several years, or may require us to expend more resources than we planned. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA or EMA to approve any marketing applications. We may not be successful in obtaining FDA or EMA approval of our product candidates on a timely basis, or ever. We have limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process, and failure to obtain marketing approval for our product candidates will prevent us from commercializing the product candidate in the applicable jurisdictions.
Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

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
In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024, including most notably, Loper Bright Enterprises v. Raimondo, which overruled the Supreme Court's previous ruling that courts defer to reasonable agency interpretations of statutes that are silent or ambiguous on a particular topic. The ruling requires courts to exercise their independent judgment when deciding whether an agency has acted within its statutory authority, and that courts may not defer to an agency interpretation solely because a statute is ambiguous. This decision and other administrative law cases may result in additional legal challenges to regulations and guidance issued by federal regulatory agencies, including the FDA and CMS, that we have relied on and intend to rely on in the future. Any such challenges, if successful, could have a material impact on our business. In addition to potential changes to regulations and agency guidance as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays in and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations.
Additionally, our ability to develop and market new drug products may be impacted based on current or future litigation in the federal court system challenging the FDA’s approval of other companies' drugs. Depending on the outcome of this type of litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be at risk and our efforts to develop and market new drug products could be delayed, undermined or subject to protracted litigation.
Finally, with the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.
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
In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (including potentially reducing the duration of regulatory data protection and revising the eligibility for expedited pathways) was published in April 2023, and the European Parliament has requested several amendments in April 2024. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term.
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
Regulatory authorities in some jurisdictions, including the United States and the E.U., may designate drugs and biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States.
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
Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of PYRUKYND® and any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute PYRUKYND® and any other medicines for which we obtain marketing approval. Such laws and regulations include the federal Anti-Kickback Statue; the federal False Claims Act; HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act; the federal Physician Payments Sunshine Act; and analogous state and foreign laws and regulations.
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
We built our commercial infrastructure to support the commercialization of PYRUKYND® in adult PK deficiency in the United States, and have expanded this infrastructure to support the potential commercial launch of PYRUKYND® in thalassemia in the United States. We are providing access to PYRUKYND® free of charge for eligible patients in the EU and Great Britain through a global managed access program, and we provide access to PYRUKYND® for adult patients with PK deficiency in other jurisdictions through the global managed access program on either a free of charge or for charge basis. The commercial success of PYRUKYND® or of any of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third-party payors, including government health administration authorities and private health coverage insurers. If coverage and reimbursement is not available, or reimbursement is available only to limited levels, we, or any collaborators, may not be able to successfully commercialize PYRUKYND® or our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any future collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
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
In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any collaborators, to profitably sell PYRUKYND® or any other product candidate for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed.
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
We are subject to U.S. and foreign export control, import, sanctions, anti-corruption and anti-money laundering laws with respect to our operations, and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.
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
Under the Creating and Restoring Equal Access to Equivalent Samples Act of 2019, or the CREATES Act, authorizes sponsors of ANDAs and 505(b)(2) applications to file lawsuits against companies holding NDAs that decline to provide sufficient quantities of an approved reference drug on commercially reasonable, market-based terms. Drug products on FDA’s drug shortage list are exempt from these new provisions unless the product has been on the list for more than six continuous months or the FDA determines that the supply of the product will help alleviate or prevent a shortage. For the purposes of the statute, the term “commercially reasonable, market-based terms” is defined as (1) the nondiscriminatory price at or below the most recent wholesale acquisition cost for the product, (2) a delivery schedule that meets the statutorily defined timetable, and (3) no additional conditions on the sale.
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
Recruiting and retaining qualified scientific, clinical, manufacturing, regulatory and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and universities and research institutions for similar personnel. Our consultants and advisors who assist us in formulating our research and development and commercialization strategy may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Furthermore, our flexible workplace policy which allows employees to work from home may make it difficult for us to maintain our corporate culture.
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
As of December 31, 2024, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Under Section 382 and 383 of the Code and corresponding provisions of state law, if a company undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership by certain stockholders over a three-year period, the company’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income may be limited. Our prior equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. We completed a review of our changes in ownership through December 31, 2024, and determined that we did not have a qualified ownership change since our last review as of December 31, 2023. Future ownership changes under Section 382 may limit the amount of net operating loss and tax credit carryforwards that we could potentially utilize to reduce future tax liabilities.
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
Item 2. Properties
We currently lease approximately 146,000 square feet at 88 Sidney Street, 43,000 square feet at 64 Sidney Street, and 13,000 square feet at 38 Sidney Street, Cambridge, Massachusetts. All leases, as amended, expire on February 29, 2028. At the end of the initial lease period, we have the option to extend the leases at all facilities for two consecutive five-year periods at the fair market rent at the time of the extension. In August 2021, we entered into a long-term sublease agreement for the 13,000 square feet at 38 Sidney Street, Cambridge, Massachusetts, which expired on December 31, 2024. In April 2022, we entered into a long-term sublease agreement for 27,000 square feet of office space at 64 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through April 2025. In May 2023, we entered into a long-term sublease agreement for 7,407 square feet of office space on the first floor of 64 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through April 2025. We believe our existing facilities are adequate for our current needs.
Item 3. Legal Proceedings
As of December 31, 2024, we were not a party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “AGIO” since July 24, 2013. Prior to that time, there was no public market for our common stock.
Holders
As of February 7, 2025, there were nine holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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
The following graph compares the performance of our common stock to the NASDAQ Composite Index and the NASDAQ Biotechnology Index from December 31, 2019 through December 31, 2024. The comparison assumes $100 was invested after the market closed on December 31, 2019 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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
The lead product candidate in our portfolio, PYRUKYND® (mitapivat), is an activator of both wild-type and mutant pyruvate kinase, or PK, enzymes for the potential treatment of hemolytic anemias. PYRUKYND® is approved for use by the U.S. Food and Drug Administration, or FDA, for the treatment of hemolytic anemia in adults with PK deficiency in the United States and by the European Commission for the treatment of PK deficiency in adult patients in the European Union, or EU. Additionally, we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure. In December 2024, we announced that we submitted a supplemental new drug application, or sNDA, to the FDA for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia, which was accepted with standard review by the FDA and granted a Prescription Drug User Fee Act, or PDUFA, goal date of September 7, 2025. Also in December 2024, we announced that we submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, and regulatory applications to the Kingdom of Saudi Arabia and United Arab Emirates health authorities for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia.
In addition, we are currently evaluating PYRUKYND® in Phase 3 clinical trials for the treatment of sickle cell disease, or SCD, and in pediatric patients with PK deficiency. We are also developing (i) tebapivat, a novel PK activator, for the potential treatment of lower-risk myelodysplastic syndromes, or LR MDS, and hemolytic anemias; (ii) AG-181, our phenylalanine hydroxylase, or PAH, stabilizer for the potential treatment of phenylketonuria, or PKU; and (iii) AG-236, an siRNA in-licensed from Alnylam Pharmaceuticals, Inc., or Alnylam, targeting the transmembrane serine protease 6, or TMPRSS6 gene for the potential treatment of polycythemia vera, or PV.
Alnylam License Agreement
In accordance with the license agreement with Alnylam, in the year ended December 31, 2023, we made an up-front payment to Alnylam and recognized in-process research and development of $17.5 million which was recorded in research and development expense within our consolidated statements of operations and classified as investing activities within our consolidated statements of cash flows. We will also pay Alnylam for certain expenses associated with the development of AG-236, an siRNA targeting the TMPRSS6 gene, and these will be recorded in our consolidated statements of operations as incurred. Additionally, we are responsible to pay up to $130.0 million in potential development and regulatory milestones, in addition to sales milestones as well as tiered royalties on annual net sales, if any, of licensed products, which may be subject to specified reductions and offsets. Because the acquired assets under the license agreement with Alnylam do not meet the definition of a business in accordance with Accounting Standards Codification, or ASC, 805, Business Combinations, we accounted for the agreement as an asset acquisition.
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
In August 2024, the FDA approved vorasidenib for adult and pediatric patients 12 years and older with Grade 2 astrocytoma or oligodendroglioma with a susceptible IDH1 or IDH2 mutation, following surgery including biopsy, sub-total resection, or gross total resection. In September 2024, we received the Vorasidenib Milestone Payment from Servier and recognized income of $200.0 million within the milestone payment from gain on sale of oncology business line item in our consolidated statements of operations for the year ended December 31, 2024. In May 2024, we entered into a purchase and sale agreement to sell the Vorasidenib Royalty Rights to Royalty Pharma Investments 2019 ICAV, or Royalty Pharma, for $905.0 million in cash, or the Upfront Payment. The sale was contingent upon FDA approval of vorasidenib and other customary closing conditions.

Upon consummation of the sale in August 2024, Royalty Pharma acquired 100% of the Vorasidenib Royalty Rights payments made by Servier on account of up to $1.0 billion in U.S. net sales for each calendar year. In addition, any such Vorasidenib Royalty Rights payments made by Servier on account of U.S. net sales in each calendar year in excess of $1.0 billion will be split, with Royalty Pharma having the rights to a 12% earn-out on those excess payments and Agios retaining the rights to a 3% earn-out on those excess payments, or the Retained Earn-Out Rights. As a result of the sale, we recognized income of $889.1 million ($905.0 million net of fees of $15.9 million) within the gain on sale of contingent payments line item in our consolidated statements of operations for the year ended December 31, 2024. Royalty income related to the Retained Earn-Out Rights, if any, will be recognized in the period when realizable.
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
Additionally, since inception, we have historically incurred significant operating losses. Our net income for the year ended December 31, 2024 was $673.7 million, our net loss for the year ended December 31, 2023 was $352.1 million and our net loss for the year ended December 31, 2022 was $231.8 million. As of December 31, 2024, we had an accumulated deficit of $148.9 million. The net income we generated in the year ended December 31, 2024 was primarily due to the sale of the Vorasidenib Royalty Rights to Royalty Pharma and our receipt of the Vorasidenib Milestone Payment discussed above in Overview. We expect to continue to incur significant expenses and net losses until such time we are able to report profitable results. Our net losses may fluctuate significantly from year to year. We expect that we will continue to incur significant expenses as we continue to advance and expand clinical development and commercialization activities for PYRUKYND®, including with respect to the review by the FDA and other regulatory authorities of our regulatory submissions made, which we announced in December 2024, for the treatment of thalassemia; continue to advance and expand clinical development of tebapivat, our novel PK activator; continue to advance clinical development of AG-181, our PAH stabilizer; continue preclinical development of AG-236, a licensed siRNA development candidate pursuant to our license agreement with Alnylam; expand and protect our intellectual property portfolio, including by in-licensing or acquiring assets for pipeline growth; and hire additional commercial and development personnel.

Revenues
Our wholly owned product, PYRUKYND®, received approval from the FDA on February 17, 2022, for the treatment of hemolytic anemia in adults with PK deficiency in the United States. Upon FDA approval of PYRUKYND® in the United States, we began generating product revenue from sales of PYRUKYND®. We sell PYRUKYND® to a limited number of specialty distributors and specialty pharmacy providers, or collectively, the Customers. These Customers subsequently resell PYRUKYND® to pharmacies or dispense PYRUKYND® directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of PYRUKYND®. In July 2024, we entered into a distribution agreement, or the NewBridge Agreement, with NewBridge Pharmaceuticals FZ-LLC, or NewBridge, pursuant to which we granted NewBridge the right to commercialize PYRUKYND® in Bahrain, Kuwait, Oman, Qatar, Saudi Arabia, and the United Arab Emirates, or the GCC region. For further discussion of our revenue recognition policy, see Note 2, Summary of Significant Accounting Polices and Note 8, Product Revenue, to the consolidated financial statements in this Annual Report on Form 10-K.

In the future, we expect to continue to generate revenue from product sales. We may also generate revenue from milestone payments, upfront payments or royalties on product sales under collaborations or licensing agreements that we may enter into in the future.

Cost of Sales
Cost of sales consists primarily of manufacturing costs for sales of PYRUKYND®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of PYRUKYND® recorded during the years ended December 31, 2024, December 31, 2023 and December 31, 2022 were expensed prior to February 17, 2022, and, therefore, are not included in costs of sales during the years ended December 31, 2024, December 31, 2023 and December 31, 2022. The amounts excluded from cost of sales were not significant during the years ended December 31, 2024, December 31, 2023 and December 31, 2022.

Inventories are reviewed periodically to identify excess or obsolete inventory based on projected sales activity as well as product shelf-life. Expired inventory is disposed of, and the related costs are recognized as cost of sales in our consolidated statements of operations, when, based on the expiry date, we do not believe we are able to sell the inventory. We have not reserved for excess or obsolete inventory during the years ended December 31, 2024 and December 31, 2023.
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
•the cost of lab supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials; and
•facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and the maintenance of facilities, insurance and other operating costs.
The following summarizes our most advanced programs:
PYRUKYND® (mitapivat): First-in-Class PK Activator
We are developing PYRUKYND® for the treatment of PK deficiency and other hemolytic anemias such as thalassemia and SCD. PYRUKYND® is an orally available small molecule and a potent activator of the wild-type and mutated PK enzymes.
PYRUKYND® is approved for use by the FDA for the treatment of hemolytic anemia in adults with PK deficiency in the United States and by the European Commission for the treatment of PK deficiency in adult patients in the EU. Additionally, we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure. In December 2024, we announced that we submitted an sNDA to the FDA for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia, which was accepted with standard review by the FDA and granted a PDUFA goal date of September 7, 2025. Also in December 2024, we announced that we submitted an MAA to the EMA and regulatory applications to the Kingdom of Saudi Arabia and United Arab Emirates health authorities for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia. In addition, we are currently evaluating PYRUKYND® in clinical trials for the treatment of SCD and in pediatric patients with PK deficiency.
We have worldwide development and commercial rights to PYRUKYND®. In July 2024, we entered into a distribution agreement with NewBridge Pharmaceuticals FZ-LLC, or the NewBridge Agreement, pursuant to which we granted NewBridge the right to commercialize PYRUKYND® in the GCC region. We expect to fund the future development and commercialization costs related to this program. PYRUKYND® has been granted orphan drug designation for the treatment of PK deficiency by the FDA and the EMA. Additionally, PYRUKYND® has received orphan drug designation from the FDA for the treatment of thalassemia and SCD, orphan medicinal product designation from the EMA for the treatment of SCD, and breakthrough medicine designation from the Saudi Food and Drug Authority for the treatment of thalassemia.
We built our commercial infrastructure to support the commercialization of PYRUKYND® in adult PK deficiency in the United States, and have expanded this infrastructure to support the potential commercial launch of PYRUKYND® in thalassemia in the United States. In connection with our regulatory approvals in the EU and Great Britain, we are currently providing access to PYRUKYND® on a free of charge basis for eligible patients in those jurisdictions through a global managed access program. We provide access to PYRUKYND® for adult patients with PK deficiency in other jurisdictions upon request through the global managed access program, on either a free of charge or for charge basis. Our global managed access program has not had a significant impact on our business, financial condition or results of operations. Beyond the global managed access program, we continue to evaluate options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities, such as the NewBridge Agreement.
We are evaluating PYRUKYND® in numerous clinical trials, including the following:
•An extension study evaluating the long-term safety, tolerability and efficacy of treatment with PYRUKYND® in patients from ENERGIZE, our completed phase 3, double-blind, randomized, placebo-controlled multicenter study pivotal trial of PYRUKYND® in adults with non-transfusion-dependent alpha- or beta-thalassemia. We announced topline data for ENERGIZE in January 2024 and a more detailed analysis of the data in June 2024. A total of 194 patients were enrolled in the study, with 130 randomized to PYRUKYND® 100 mg twice-daily, or BID, and 64 randomized to matched placebo. 122 patients (93.8%) in the PYRUKYND® arm and 62 patients (96.9%) in the placebo arm completed the 24-week double-blind period of the study. The study met the primary endpoint of hemoglobin response, where treatment with PYRUKYND® demonstrated a statistically significant increase in hemoglobin response compared to placebo, as 42.3% of patients in the PYRUKYND® arm achieved a hemoglobin response, compared to 1.6% of patients in the placebo arm (2-sided p<0.0001). Treatment with PYRUKYND® also demonstrated statistically significant improvements compared to placebo for both key secondary endpoints: (i) change from baseline in average Functional Assessment of Chronic Illness Therapy-Fatigue, or FACIT-Fatigue, subscale score from week 12 to week 24 and (ii)

change from baseline in average hemoglobin concentration from week 12 to week 24. During the 24-week double-blind period, four (3.1%) subjects in the PYRUKYND® arm experienced adverse events, or AEs, leading to discontinuation, and there were no AEs in the placebo arm leading to discontinuation. AEs that led to discontinuation in the PYRUKIND® arm were thrombocytopenia, arthralgia, abdominal distension, and 5 concurrent laboratory adverse events (alanine aminotransferase increase, aspartate aminotransferase increase, blood bilirubin increase, blood LDH increase, and international normalized ratio increase), all in one patient each.
•An extension study evaluating the long-term safety, tolerability and efficacy of treatment with PYRUKYND® in patients from ENERGIZE-T, our completed phase 3, double-blind, randomized, placebo-controlled multicenter study evaluating the efficacy and safety of PYRUKYND® as a potential treatment for adults with transfusion-dependent alpha- or beta-thalassemia, defined as 6 to 20 red blood cell, or RBC, units transfused and ≤ six-week transfusion-free period during the 24-week period before randomization. The primary endpoint of the trial is percentage of patients with transfusion reduction response, defined as a ≥50% reduction in transfused RBC units with a reduction of ≥2 units of transfused RBCs in any consecutive 12-week period through week 48 compared with baseline. Secondary endpoints include additional transfusion reduction measures and percentage of participants with transfusion-independence. We announced topline data for ENERGIZE-T in June 2024 and a more detailed analysis of the data in December 2024. A total of 258 patients were enrolled in the study, with 171 randomized to PYRUKYND® 100 mg twice-daily and 87 randomized to matched placebo. 155 patients (90.6%) in the PYRUKYND® arm and 83 patients (95.4%) in the placebo arm completed the 48-week double-blind period of the study. The study met the primary endpoint of transfusion reduction response, where treatment with PYRUKYND® demonstrated a statistically significant reduction in transfusion burden compared to placebo, as 30.4% of patients achieved a transfusion reduction response, compared to 12.6% of patients in the placebo arm (2-sided p=0.0003). Treatment with PYRUKYND® also demonstrated a statistically significant reduction in additional measures of transfusion reduction response compared to placebo as assessed by the three key secondary endpoints: (i) ≥50% reduction in transfused RBC units in any consecutive 24-week period through week 48 compared with baseline, (ii) ≥33% reduction in transfused RBC units from week 13 through week 48 compared with baseline, and (iii) ≥50% reduction in transfused RBC units from week 13 through week 48 compared with baseline. In addition, a higher proportion of patients in the PYRUKYND® arm (9.9%) compared to the placebo arm (1.1%) achieved the secondary endpoint of transfusion independence (transfusion-free for ≥8 consecutive weeks through week 48). The proportion of patients with any treatment-emergent adverse events, or TEAEs, was 90.1% in patients on PYRUKYND® and 83.5% in patients on placebo. The most frequent TEAEs that occurred in at least 10% of patients on PYRUKYND® were headache, upper respiratory tract infection, initial insomnia, diarrhea and fatigue. Serious TEAEs were reported in 11.0% and 15.3% of patients on PYRUKYND® and placebo, respectively; 2.3% and 1.2%, respectively, were considered treatment-related. During the 48-week double-blind period, 5.8% of the patients in the PYRUKYND® arm experienced a TEAE leading to discontinuation compared to 1.2% of patients in the placebo arm. The TEAEs leading to discontinuation of PYRUKYND®, each of which occurred in one patient, were diarrhea, paresthesia oral, concurrent anxiety and insomnia, initial insomnia, supraventricular tachycardia, fatigue, hypertransaminasemia, hepatitis C, hepatic cancer, and renal mass. The TEAE that led to discontinuation of the one patient on placebo was blood creatine phosphokinase increase.
As indicated above, during the double-blind periods of ENERGIZE and ENERGIZE-T, two patients on PYRUKYND® experienced events of hepatocellular injury. In addition, during the open-label extension periods of both trials, a total of three patients experienced events of hepatocellular injury after switching from placebo to PYRUKYND®. All of these events occurred within the first six months of exposure to PYRUKYND® and liver tests improved following discontinuation of PYRUKYND®.
Based on the results of the ENERGIZE and ENERGIZE-T trials, in December 2024 we announced that we filed regulatory applications for PYRUKYND® for the treatment of adult patients with non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia with the FDA, EMA and Kingdom of Saudi Arabia and United Arab Emirates health authorities and we included in our regulatory applications hepatocellular injury as an important potential risk of PYRUKYND® in patients with thalassemia and proposed monthly monitoring of liver tests for the first six months of treatment with PYRUKYND®. We updated our PYRUKYND® clinical trial protocols across all indications to incorporate monthly monitoring of liver tests for the first six months of treatment and updated the U.S. Prescribing Information, or USPI, for PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency to reflect the aforementioned hepatocellular injury and monitoring.
•RISE UP, a phase 2/3 study evaluating the efficacy and safety of PYRUKYND® in SCD patients who are 16 years of age or older, have had between two and 10 sickle cell pain crises, or SCPCs, in the past 12 months, and have hemoglobin within the range of 5.5 to 10.5 g/dL during screening. We enrolled 79 patients in the phase 2 portion of the trial, with 26 patients in the 50 mg twice daily mitapivat arm, 26 patients in the 100 mg twice daily mitapivat arm and 27 patients in the placebo arm. The primary endpoints of the phase 2 portion of the trial were hemoglobin response, defined as ≥ 1 g/dL increase in average hemoglobin concentration from week 10 to week 12 compared to baseline, and safety. In June 2023, we announced the phase 2 portion of this trial had achieved its primary endpoint of hemoglobin response in patients in both the 50 mg and 100 mg twice daily mitapivat arms. 46.2% of patients (n=12) in the 50 mg twice daily mitapivat arm and 50.0% of patients (n=13) in the 100 mg twice daily mitapivat arm achieved a hemoglobin response, compared to 3.7% of patients (n=1) in the placebo arm (2-sided p=0.0003 and 0.0001, respectively). In December 2023, we announced the following additional results of the phase 2 portion of the trial: (i) the least-squares mean (95% confidence interval) for average change from baseline in hemoglobin levels, from week 10 through week 12, for patients in the 50 mg twice daily mitapivat, 100 mg twice daily mitapivat, and placebo arms, respectively, was 1.11 (0.77, 1.45) g/dL, 1.13 (0.79, 1.47) g/dL, and 0.05 (−0.28, 0.39) g/dL; (ii) we observed improvements in annualized rates of SCPCs as the annualized rate of SCPCs (95% confidence interval) for patients in the 50 mg twice daily and 100 mg twice daily mitapivat arms, respectively, was 0.83 (0.34, 1.99) and 0.51 (0.16, 1.59), compared to 1.71 (0.95, 3.08) for patients in the placebo arm; (iii) we observed improvement in patient-reported fatigue scores in the 50 mg twice daily mitapivat arm compared to the placebo arm, and the least-squares mean (95% confidence interval) for average changes from baseline in patient-reported fatigue score, from week 10 through week 12, for patients in the 50 mg twice daily mitapivat, 100 mg twice daily mitapivat, and placebo arms, respectively, was −3.80 (−7.16, −0.45), −0.10 (−3.27, 3.08), and −0.17 (−3.40, 3.07). The safety profile for mitapivat observed in the phase 2 portion of the trial was generally consistent with previously reported data in other studies of SCD and other hemolytic anemias. The most common TEAEs in the 50 mg BID, 100 mg BID, and placebo arms, respectively, were: headache (n=6, 6, 7), arthralgia (n=3, 5, 9), dysmenorrhea (n=0, 3, 0), pain (n=3, 3, 2), pain in extremity (n=1, 3, 6), back pain (n=4, 2, 3), nausea (n=1, 2, 4), fatigue (n=4, 1, 5), and influenza-like illness (n=1, 1, 3). There were no serious TEAEs attributed to mitapivat and there were no AEs leading to drug reduction, discontinuation, interruption or death in either the mitapivat or the placebo arms. Of the 79 patients enrolled in the study, 73 continued into the Phase 2 open-label extension period. In October 2023, we enrolled the first patient in the phase 3 portion of this trial and we have since enrolled over 200 patients worldwide. The phase 3 portion includes a 52-week randomized, placebo-controlled period in which participants will be randomized in a 2:1 ratio to receive the recommended (100 mg twice daily) PYRUKYND® dose level or the placebo. The primary endpoints are hemoglobin response, defined as ≥1 g/dL increase in average hemoglobin from week 24 through week 52 compared to baseline, and annualized rate of SCPCs. The secondary endpoints include additional clinical efficacy measures related to anemia, hemolysis, erythropoiesis, patient-reported fatigue and pain, annualized frequency of hospitalizations for SCPCs, and change from baseline in six minute walk test. Participants who complete either the phase 2 or phase 3 portion will have the option to move into a 216-week open-label extension period to continue to receive PYRUKYND®. We have completed enrollment and expect to announce topline data for this trial in late 2025, with a potential U.S. commercial launch in 2026, if approved.
•ACTIVATE-kids and ACTIVATE-kidsT, double-blind phase 3 studies evaluating the efficacy and safety of PYRUKYND® as a potential treatment for PK deficiency in not regularly transfused and regularly transfused patients between one and 18 years old, respectively.
A total of 49 patients were enrolled in ACTIVATE-kidsT, with 32 randomized to mitapivat twice-daily and 17 randomized to matched placebo. 30 patients (93.8%) in the mitapivat arm and 16 (94.1%) in the placebo arm completed the 32-week double-blind period of the study. The primary endpoint of ACTIVATE-kidsT is transfusion reduction response, defined as ≥33% reduction in total RBC transfusion volume from week 9 through week 32 of the double-blind period. We announced topline data for ACTIVATE-kidsT in August 2024. Using Bayesian methodology, the prespecified statistical criterion for the primary endpoint in ACTIVATE-kidsT was not met using low or moderate borrowing of data from the ACTIVATE-T study in adults. In the study, 28.1% of patients in the mitapivat arm achieved the primary endpoint of transfusion reduction response, compared to 11.8% of patients in the placebo arm. Transfusion-free response and normal hemoglobin response were secondary endpoints in this study and only observed in patients in the mitapivat arm. In the 32-week double-blind treatment period, mitapivat was generally safe and well-tolerated, with safety results consistent with the safety profile for mitapivat previously observed in adults with PK deficiency who are regularly transfused.
A total of 30 patients were enrolled in ACTIVATE-kids, with 19 randomized to mitapivat twice-daily and 11 randomized to matched placebo. All patients in both treatment arms completed the 20-week double-blind period of the study. The primary endpoint of ACTIVATE-kids is percentage of patients with hemoglobin response, defined as ≥1.5 g/dL increase in hemoglobin concentration from baseline that is sustained at two or more scheduled assessments at weeks 12, 16, and 20 during the double-blind period. We announced topline data for ACTIVATE-kids in February 2025. Using Bayesian methodology, the prespecified statistical criterion for the primary endpoint in ACTIVATE-kids was met using a range of relative borrowing from the adult ACTIVATE study, for all possible borrowing weights (ranging from 0 to 1). In addition, the pre-specified supportive analysis based on traditional methodology comparing the hemoglobin response rate for mitapivat versus placebo provided further evidence that the primary endpoint was met. There were 31.6% of patients in the mitapivat arm achieving a hemoglobin response compared to 0% of patients in the placebo arm; the 95% confidence interval for the difference in hemoglobin response rates between mitapivat and placebo was >0 (95% CI=10.8% to 52.7%). In addition, improvements in changes from baseline for markers of hemolysis (indirect bilirubin, lactate dehydrogenase and haptoglobin) were observed in the mitapivat arm compared to the placebo arm. In the 20-week double-blind period of the study, a similar proportion of patients had AEs in the mitapivat and placebo arms and there were no discontinuations of study treatment due to AEs or for any reason. The safety results from the trial were consistent with the safety profile for mitapivat previously observed for adult patients with PK deficiency who are not regularly transfused.
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
Tebapivat: Novel PK Activator
We are developing tebapivat, a novel PK activator for the potential treatment of LR MDS and hemolytic anemias. Tebapivat has been granted orphan drug designation for the treatment of MDS by the FDA.
We have completed a phase 1 clinical trial evaluating tebapivat in healthy volunteers and patients with SCD, and we expect to dose the first patient in a phase 2 clinical trial of tebapivat in adult patients with SCD in mid-2025.
We also initiated a phase 2a clinical trial of tebapivat in adults with LR MDS in the third quarter of 2022, and the trial has completed enrollment with 22 patients, including 12 patients classified as non-transfused and 10 patients classified as low transfusion burden. Patients received 5 mg of tebapivat once daily for up to 16 weeks. The two primary endpoints of the trial were transfusion independence (for patients classified as low transfusion burden), defined as transfusion-free for ≥ eight consecutive weeks during the 16-week treatment period, and hemoglobin response, defined as a ≥ 1.5 g/dL increase from baseline in the average hemoglobin concentration measured from week 8 through week 16.
In November 2023, we announced that we achieved clinical proof-of-concept in the phase 2a portion of the trial. We observed that four of the 10 patients with low transfusion burden achieved the transfusion independence endpoint, and one of the 22 patients achieved the hemoglobin response endpoint in the 16-week treatment period. The safety profile observed was consistent with data reported in the healthy volunteer study of tebapivat. 19 patients elected to enroll in the extension period for up to 156 weeks. We evaluated the phase 2a trial results and assessed the impact of those results on the phase 2b portion of the protocol, and based on the data generated in the phase 2a portion of the trial, we plan to increase the dosage levels evaluated in the phase 2b portion of the trial, which we initiated in the third quarter of 2024. We expect to complete enrollment in this phase 2b trial in late 2025.
Other Programs
In addition to the aforementioned development programs, we are developing AG-181, a PAH stabilizer for the potential treatment of PKU, for which we filed an IND in December 2023. We initiated a phase 1 clinical trial of AG-181 in healthy volunteers in the first quarter of 2024. Also, in July 2023, we entered into a license agreement with Alnylam for the development and commercialization of products containing or comprised of an siRNA preclinical development candidate discovered by Alnylam and targeting the TMPRSS6 gene, and we have begun preclinical development of a product candidate, AG-236, for the potential treatment of patients with PV. We expect to file an investigational new drug application, or IND, with the FDA for AG-236 for the treatment of PV in mid-2025.
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
Revenue recognition
Under ASC 606, Revenue from Contracts with Customers, or ASC 606, revenue is recognized when the customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that have been determined to be within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.
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
Accrued Research and Development Expenses
As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. Certain service providers invoice us in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to: (i) CROs and other third parties in connection with clinical trials and preclinical development activities; (ii) investigative sites in connection with clinical trials; and (iii) third parties related to product manufacturing, development and distribution of clinical supplies.
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

Results of Operations
Comparison of years ended December 31, 2024, 2023 and 2022
Revenues

(In thousands)	2024	2023	2022
Revenues:
Product revenue, net	$36,498	$26,823	$11,740
Milestone revenue	—	—	2,500
Total revenue	$36,498	$26,823	$14,240
Total Revenue – 2024 vs. 2023 – The increase in total revenue of $9.7 million in 2024 compared to 2023 was due to increased volume associated with PYRUKYND®.

Total Revenue – 2023 vs. 2022 – The increase in total revenue of $12.6 million in 2023 compared to 2022 was due to increased product revenue associated with PYRUKYND®, which was approved by the FDA in February 2022, partially offset by revenue recognized in 2022 associated with the licensing of intellectual property for our Friedreich's Ataxia preclinical program.
Total Operating Expenses

(In thousands)	2024	2023	2022
Operating expenses
Cost of sales	$4,165	$2,881	$1,704
Research and development	301,286	295,526	279,910
Selling, general and administrative	156,784	119,903	121,673
Total Operating Expenses	$462,235	$418,310	$403,287
Total Operating Expenses – 2024 vs. 2023 – The increase in total operating expenses of $43.9 million in 2024 compared to 2023 was primarily due to an increase of $36.9 million in selling, general and administrative expenses, driven by an increase in commercial-related activities as we prepare for the potential approval of PYRUKYND® in thalassemia, and an increase of $5.8 million in research and development expenses, which is described below under Research and Development Expenses.
Total Operating Expenses – 2023 vs 2022 – The increase in total operating expenses of $15.0 million in 2023 compared to 2022 was primarily due to an increase of $15.6 million in research and development expenses, which is described below under Research and Development Expenses.
Research and Development Expenses
Our research and development expenses, by major program, are outlined in the table below:

(In thousands)	2024	2023	2022
PK activator (PYRUKYND®)	$112,720	$101,322	$83,271
Novel PK activator (tebapivat)	14,544	18,267	15,747
In-process research and development	—	17,500	—
Other research and platform programs	20,730	11,492	26,837
Total direct research and development expenses	147,994	148,581	125,855
Compensation and related expenses	114,618	108,484	109,248
Facilities and IT related expenses & other	38,674	38,461	43,290
Other expenses - transition services	—	—	1,517
Total indirect research and development expenses	153,292	146,945	154,055
Total research and development expense	$301,286	$295,526	$279,910
Total Research and Development Expenses – 2024 vs. 2023 – The increase in research and development expenses of $5.8 million in 2024 compared to 2023 was due to a $6.3 million increase in our indirect expenses, partially offset by a $0.6 million decrease in our direct expenses. The increase in indirect expenses was primarily due to a $6.1 million increase in compensation and related expenses due to an increase in workforce related expenses. The decrease in direct expenses was due to the $17.5 million up-front payment in 2023 associated with the Alnylam license agreement discussed above under Overview and a decrease of $3.7 million in tebapivat costs due to decreased costs associated with clinical trials of tebapivat in patients with SCD and MDS, offset by an $11.4 million increase in PYRUKYND® costs and a $9.2 million increase in other research and platform programs. The increase in PYRUKYND® costs was primarily due to increased process development expenses and increased costs associated with clinical trials for patients with SCD, partially offset by lower costs associated with the phase 3 clinical trials of PYRUKYND® in patients with thalassemia, ENERGIZE and ENERGIZE-T. The increase in other research and platform programs was primarily a result of costs associated with AG-236, the in-licensed siRNA TMPRSS6 program for PV.
Total Research and Development Expenses – 2023 vs 2022 – The increase in research and development expenses of $15.6 million in 2023 compared to 2022 was due to a $22.7 million increase in our direct expense offset by a $7.1 million decrease in our indirect expenses. The increase in direct expenses was primarily due to a $18.1 million increase in PYRUKYND® costs and in-process research and development from the $17.5 million up-front payment associated with the license agreement with Alnylam discussed above under Overview, offset by a $15.3 million decrease in other research and platform programs. The increase in PYRUKYND® costs was primarily due to increased costs for the phase 3 trials of PYRUKYND® in patients with thalassemia, ENERGIZE and ENERGIZE-T, and increased process development and medical affairs expenses. The decrease in other research and platform programs was primarily due to our decision to evolve our approach to exploratory research and drug discovery to focus on our existing late-lead optimization programs. The decrease in indirect expenses was primarily due to a $4.8 million decrease in facilities and IT related expenses & other due to a reduction in facility expenses associated with the evolution of our research organization, and the $1.5 million of reimbursable transition related services we provided to Servier in 2022 related to the sale of the oncology business for discovery, clinical development, technical operations, and related activities, which were completed during the three months ended March 31, 2022.
Other Income and Expense

(In thousands)	2024	2023	2022
Gain on sale of contingent payments	$889,136	$—	$127,853
Milestone payment from gain on sale of oncology business	200,000	—	—
Royalty income from gain on sale of oncology business	—	—	9,851
Interest income, net	48,083	33,344	12,793
Other income, net	6,487	6,055	6,749
Other Income and Expense – 2024 vs. 2023 – The increase in gain on sale of contingent payments in 2024 compared to 2023 was due to the sale of the Vorasidenib Royalty Rights in 2024 discussed above in Overview. The increase in milestone payment from gain on sale of oncology business was due to the receipt of the Vorasidenib Milestone Payment in 2024 as discussed above in Overview. The $14.7 million increase in interest income, net in 2024 compared to 2023 is primarily attributable to increased return on our investments.
Other Income and Expense – 2023 vs 2022 – The decrease in gain on sale of contingent payments and royalty income from gain on sale of oncology business in 2023 compared to 2022 was due to the sale to Sagard in the fourth quarter of 2022 of our rights to future contingent payments associated with royalties on U.S. next sales of TIBSOVO®. The $20.6 million increase in interest income, net in 2023 compared to 2022 is primarily attributable to an increase in interest rates. The $0.7 million decrease in other income, net in 2023 compared to 2022 primarily related to approximately $2.6 million of reimbursable transition related services and fees for the sale of the oncology business in 2022, partially offset by sublease income of $6.1 million in 2023 compared to $4.1 million in 2022.
Net Income (Loss)

(In thousands)	2024	2023	2022
Net income (loss) before taxes	$717,969	$(352,088)	$(231,801)
Income tax expense	44,244	—	—
Net income (loss)	673,725	(352,088)	(231,801)
Net Income (Loss) – 2024 vs 2023 – The increase in net income in 2024 compared to 2023 was primarily driven by the sale of the Vorasidenib Royalty Rights in 2024 discussed above in Overview and the receipt of the Vorasidenib Milestone Payment in 2024 discussed above in Overview, partially offset by the increase in income tax expense as a result of the income related to the sale of the Vorasidenib Royalty Rights and the receipt of the Vorasidenib Milestone Payment.
Net Income (Loss) – 2023 vs 2022 – The $120.3 million increase in net loss in 2023 compared to 2022 was primarily driven by the gain on sale of contingent payments in 2022 described above in Other Income and Expense, higher research and development expenses discussed above under Research and Development Expenses, which includes the $17.5 million up-front payment associated with the license agreement with Alnylam discussed above under Overview, and the decrease in royalty income from gain on sale of oncology business described above in Other Income and Expense. These were partially offset by the increase in interest income, net discussed above in Other Income and Expense and the increase in revenue discussed above under Revenues.
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
On March 31, 2021, we completed the sale of our oncology business to Servier. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and the right to the Vorasidenib Milestone Payment, as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and the Vorasidenib Royalty Rights. The Vorasidenib Milestone Payment, Vorasidenib Royalty Rights and royalty payments related to TIBSOVO® are referred to as contingent payments and recognized as income when realizable. Servier also acquired our co-commercialization rights for Bristol Myers Squibb's IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene, and following the sale Servier has agreed to conduct certain clinical development activities within the IDHIFA® development program. As discussed in Note 1, Nature of Business to the consolidated financial statements in this Annual Report on Form 10-K, in October 2022, we sold our rights to the royalty on U.S. net sales of TIBSOVO® to Sagard for $131.8 million, but we retained our rights to the Vorasidenib Milestone Payment and Vorasidenib Royalty Rights.
In August 2024, the FDA approved vorasidenib for adult and pediatric patients 12 years and older with Grade 2 astrocytoma or oligodendroglioma with a susceptible IDH1 or IDH2 mutation, following surgery including biopsy, sub-total resection, or gross total resection. In September 2024, we received the Vorasidenib Milestone Payment from Servier and recognized income of $200.0 million within the milestone payment from gain on sale of oncology business line item in our consolidated statements of operations for the year ended December 31, 2024. In May 2024, we entered into a purchase and sale agreement to sell the Vorasidenib Royalty Rights to Royalty Pharma Investments 2019 ICAV, or Royalty Pharma, for $905.0 million in cash, or the Upfront Payment. The sale was contingent upon FDA approval of vorasidenib and other customary closing conditions.
Upon consummation of the sale in August 2024, Royalty Pharma acquired 100% of the Vorasidenib Royalty Rights payments made by Servier on account of up to $1.0 billion in U.S. net sales for each calendar year. In addition, any such Vorasidenib Royalty Rights payments made by Servier on account of U.S. net sales in each calendar year in excess of $1.0 billion will be split, with Royalty Pharma having the rights to a 12% earn-out on those excess payments and Agios retaining the rights to a 3% earn-out on those excess payments, or the Retained Earn-Out Rights. As a result of the sale, we recognized income of $889.1 million ($905.0 million net of fees of $15.9 million) within the gain on sale of contingent payments line item in our consolidated statements of operations for the year ended December 31, 2024. Royalty income related to the Retained Earn-Out Rights, if any, will be recognized in the period when realizable.
Our cash, cash equivalents and marketable securities balance was $1.5 billion at December 31, 2024. The Retained Earn-Out Rights discussed above are our only committed potential external sources of funds. We cannot predict what success, if any, Servier may have in the United States with respect to the sale of vorasidenib, and consequently, we cannot estimate the amount of payments, if any, we may receive on account of the Retained Earn-Out Rights.

Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2024, 2023 and 2022:

(In thousands)	2024	2023	2022
Net cash used in operating activities	$(389,841)	$(296,062)	$(309,478)
Net cash provided by investing activities	363,441	239,575	243,261
Net cash provided by financing activities	14,442	5,433	2,350
Net change in cash and cash equivalents	$(11,958)	$(51,054)	$(63,867)
Net cash used in operating activities
Cash used in operating activities of $389.8 million during the year ended December 31, 2024 was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received related to interest income of $43.5 million and cash received from product revenues of $37.8 million.
Cash used in operating activities of $296.1 million during the year ended December 31, 2023 was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received related to interest income of $31.2 million and cash received from revenues of $28.6 million.
Cash used in operating activities of $309.5 million during the year ended December 31, 2022 was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received from revenues of $13.3 million, cash received related to interest income of $11.6 million and cash received from royalties on U.S. net sales of TIBSOVO® of $8.6 million.
Net cash provided by investing activities
Cash provided by investing activities of $363.4 million during the year ended December 31, 2024 was primarily due to the proceeds from the Upfront Payment from Royalty Pharma and the Vorasidenib Milestone Payment from Servier, partially offset by higher purchases of marketable securities than proceeds from maturities and sales of marketable securities as a result of the proceeds from the Upfront Payment and the Vorasidenib Milestone Payment.
The cash provided by investing activities for the year ended December 31, 2023 was primarily due to higher proceeds from maturities and sales of marketable securities than purchases of marketable securities, partially offset by the $17.5 million up-front payment associated with the Alnylam license agreement discussed above under Overview.
The cash provided by investing activities for the year ended December 31, 2022 was primarily due to cash received of $131.8 million from the sale of future contingent payments described above in Other Income and Expense and higher proceeds from maturities and sales of marketable securities than purchases of marketable securities.
Net cash provided by financing activities
The cash provided by financing activities for the year ended December 31, 2024 was due to $14.4 million of proceeds received from stock option exercises and purchases made pursuant to our employee stock purchase plan.
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
We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2024, together with anticipated product revenue and interest income, will provide the financial independence to prepare for potential PYRUKYND® commercial launches in thalassemia and SCD, advance our existing programs, and opportunistically expand our pipeline through both internally and externally discovered assets. Our expectations regarding our long-term funding requirements are based on assumptions that may prove to be wrong, and we may need additional capital resources to fund our operating plans and capital expenditure requirements.
Our future capital requirements will depend on many factors, including:
•the amount and timing of future revenue received from commercial sales of PYRUKYND® or any of our product candidates for which we may receive marketing approval;
•the amount of payments, if any, we may receive on account of the Retained Earn-Out Rights;
•the costs and timing of our ongoing and future commercialization activities, including product manufacturing, sales, marketing and distribution for PYRUKYND® in the approved jurisdictions and for any product candidate for which we may receive approval;
•the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates;
•the costs associated with in-licensing or acquiring assets for pipeline growth, including the amount and timing of future milestone and royalty payments potentially payable to Alnylam pursuant to the license agreement;
•the costs, timing and outcome of regulatory review of our product candidates, including with respect to regulatory submissions for PYRUKYND® for the treatment of thalassemia;
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•our ability to establish and maintain collaborations on favorable terms, if at all;
•our ability to successfully execute on our strategic plans;
•operational delays due to public health epidemics; and
•operational delays, disruptions and/or increased costs associated with global economic and political developments, rising global energy prices or energy shortages or rationing.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs primarily through cash on hand, potential royalty payments with respect to the Retained Earn-Out Rights, the actual and potential future sales of PYRUKYND® and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We do not have any committed external source of funds other than the Retained Earn-Out Rights. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures or declaring dividends.
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

Contractual Obligations
The following table summarizes our significant contractual obligations as of the payment due date by period at December 31, 2024:

	Payments due by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$62,328	$17,943	$40,906	$3,479	$—
Manufacturing arrangements (2)	942	314	628	—	—
Service arrangements (3)	6,625	3,142	1,742	1,741	—
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
We also enter into agreements in the normal course of business with CROs for clinical trials and contract manufacturing organizations, or CMOs, for supply manufacturing, and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are cancelable at any time by us, generally upon prior written notice to the vendor, and are thus not included in the contractual obligations table.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of December 31, 2024 and December 31, 2023, we had cash, cash equivalents and marketable securities of $1.5 billion and $0.8 billion, respectively, consisting primarily of investments in U.S. Treasuries, government securities, corporate debt securities and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point change in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs and CMOs that are located in Asia and Europe and are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2024 and December 31, 2023, we had minimal or no liabilities denominated in foreign currencies.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Each Rule 10b5-1 trading arrangement described below was entered into in accordance with our insider trading policy, and only permitted or permits transactions upon the expiration of the applicable mandatory cooling-off periods under Rule 10b5-1 of the Exchange Act. Actual transactions are required to be disclosed publicly in Section 16 filings with the SEC.
The following table describes, for the fourth quarter of 2024, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Cecilia Jones (Chief Financial Officer)	Adoption (December 13, 2024)	Rule 10b5-1 trading arrangement	Sale	Through and including March 17, 2026	Up to 24,779 shares
Tsveta Milanova (Chief Commercial Officer)	Adoption (December 13, 2024)	Rule 10b5-1 trading arrangement	Sale	Through and including March 17, 2026	Up to 18,831 shares
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(1)   Financial Statements
The following documents are included on pages F-1 through F-28 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)   Financial Statement Schedules
Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.
(3)   Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
2.1	Purchase and Sale Agreement, dated as of December 20, 2020, by and among the Registrant, Servier Pharmaceuticals, LLC, and, solely for purposes of guaranteeing certain obligations of the Purchaser, Servier S.A.S	8-K	001-36014	December 22, 2020	2.1
2.2**	Purchase and Sale Agreement, dated October 27, 2022, by and among the Registrant, Sagard Healthcare Royalty Partners, LP and Sagard Healthcare Partners Co-Invest Designated Activity Company	10-K	001-36014	February 23, 2023	2.2
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-36014	July 30, 2013	3.1
3.2	Third Amended and Restated By-Laws	8-K	001-36014	March 3, 2023	3.1
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-189216	June 24, 2013	4.1
4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K	001-36014	February 19, 2020	4.3
10.1#	2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.4
10.2#	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.5
10.3#	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.6
10.4#	Amended and Restated 2013 Employee Stock Purchase Plan					X

10.5	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-189216	July 11, 2013	10.12
10.6	Lease, dated as of September 15, 2014, between the Registrant and Forest City 88 Sidney, LLC	8-K	001-36014	September 19, 2014	10.1
10.7	First Amendment to Lease for 88 Sidney Street, dated as of November 21, 2014, between the Registrant and Forest City 88 Sidney, LLC	8-K	001-36014	November 26, 2014	10.1
10.8#	Summary Description of Annual Cash Incentive Program	10-Q	001-36014	May 11, 2015	10.1
10.9	Second Amendment to Lease for 88 Sidney Street, dated July 20, 2015, by and between the Registrant and Forest City 88 Sidney Street, LLC	8-K	001-36014	July 23, 2015	10.1
10.10#	Form of Performance Share Unit Agreement under 2013 Stock Incentive Plan	10-K	001-36014	February 26, 2016	10.25
10.11	Lease, dated as of November 17, 2017, between the Registrant and UP 64 Sidney Street, LLC	8-K	001-36014	November 22, 2017	10.1
10.12	Third Amendment to Lease for 88 Sidney Street, dated November 17, 2017, by and between the Registrant and Forest City 88 Sidney Street, LLC	8-K	001-36014	November 22, 2017	10.2
10.13	First Amendment of Lease, dated April 11, 2018, by and between UP 64 Sidney Street, LLC and Agios Pharmaceuticals. Inc.	8-K	001-36014	April 13, 2018	10.1
10.14#	Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan (for employees)	10-Q	001-36014	May 4, 2018	10.1
10.15#	Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan (for directors)	10-K	001-36014	February 14, 2019	10.32
10.16	Lease, dated as of April 11, 2019, by and between the Registrant and Thirty-Eight Sidney Street Limited LLC	10-Q	001-36014	August 1, 2019	10.1
10.17	Fourth Amendment to Lease, dated as of April 11, 2019, by and between the Registrant and Forest City 88 Sidney Street, LLC	10-Q	001-36014	August 1, 2019	10.2
10.18	Third Amendment of Lease, dated as of April 11, 2019, by and between the Registrant and UP 64 Sidney Street, LLC	10-Q	001-36014	August 1, 2019	10.3
10.19	Sublease Agreement, dated July 27, 2021, between the Registrant and Prime Medicine, Inc. (64 Sidney Street)	10-K	001-36014	February 24, 2022	10.44
10.20	Sublease Agreement, dated April 14, 2023, between the Registrant and Watershed Informatics, Inc.	10-K	001-36014	February 15, 2024	10.21
10.21#	Letter Agreement, dated July 8, 2022, between the Registrant and Brian Goff	10-Q	001-36014	August 4, 2022	10.2
10.22#	Form of Inducement Stock Option Agreement for Brian Goff	10-Q	001-36014	August 4, 2022	10.3
10.23#	Form of Inducement Restricted Stock Unit Agreement for Brian Goff	10-Q	001-36014	August 4, 2022	10.4

10.24#**	Form of Inducement Performance Stock Unit Agreement for Brian Goff	10-Q	001-36014	August 4, 2022	10.5
10.25#	Letter Agreement, dated as of September 16, 2022, between the Registrant and Cecilia Jones	10-Q	001-36014	November 3, 2022	10.5
10.26#	Form of Inducement Stock Option Agreement for Cecilia Jones	S-8	333- 267624	September 26, 2022	99.1
10.27#	Form of Inducement Restricted Stock Unit Agreement for Cecilia Jones	S-8	333- 267624	September 26, 2022	99.2
10.28#**	Form of Inducement Performance Stock Unit Agreement for Cecilia Jones	S-8	333- 267624	September 26, 2022	99.3
10.29#	Amended and Restated Severance Benefits Plan	8-K	001-36014	October 7, 2022	10.1
10.30#	Letter Agreement, dated as of December 5, 2022, between the Registrant and Tsveta Milanova	10-K	001-36014	February 23, 2023	10.38
10.31#	Form of Inducement Stock Option Agreement for Tsveta Milanova	S-8	333- 269018	January 3, 2023	99.1
10.32#	Form of Inducement Restricted Stock Unit Agreement for Tsveta Milanova	S-8	333- 269108	January 3, 2023	99.2
10.33#**	Form of Inducement Performance Stock Unit Agreement for Tsveta Milanova	S-8	333- 269108	January 3, 2023	99.3
10.34#	2023 Stock Incentive Plan	S-8	333-272615	June 13, 2023	99.1
10.35#	Form of Stock Option Agreement Under 2023 Stock Incentive Plan	10-Q	001-36014	August 3, 2023	10.2
10.36#	Form of Restricted Stock Unit Agreement Under 2023 Stock Incentive Plan	10-Q	001-36014	August 3, 2023	10.3
10.37#	Form of Restricted Stock Unit Agreement (Performance-Based) Under 2023 Stock Incentive Plan	10-Q	001-36014	August 3, 2023	10.4
10.38**	Purchase and Sale Agreement, dated May 24, 2024, by and between the Registrant and Royalty Pharma Investments 2019 ICAV	10-Q	001-36014	August 1, 2024	10.1
19.1	Insider Trading Policy					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm					X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Dodd-Frank Compensation Recovery Policy	10-K	001-36014	February 15, 2024	97.1
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

#	Indicates management contract or compensatory plan or arrangement.
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

AGIOS PHARMACEUTICALS, INC.

February 13, 2025	By:	/s/ Brian Goff
Brian Goff Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brian Goff	Chief Executive Officer (Principal executive officer)	February 13, 2025
Brian Goff
/s/ Cecilia Jones	Chief Financial Officer (Principal financial officer)	February 13, 2025
Cecilia Jones
/s/ T.J. Washburn	Vice President, Controller (Principal accounting officer)	February 13, 2025
T.J. Washburn
/s/ Jacqualyn A. Fouse	Chair of the Board of Directors	February 13, 2025
Jacqualyn A. Fouse, Ph.D.
/s/ Rahul Ballal	Director	February 13, 2025
Rahul Ballal, Ph.D.
/s/ Jeffrey Capello	Director	February 13, 2025
Jeffrey Capello
/s/ Kaye Foster	Director	February 13, 2025
Kaye Foster
/s/ Maykin Ho	Director	February 13, 2025
Maykin Ho, Ph.D.
/s/ Catherine Owen	Director	February 13, 2025
Catherine Owen
/s/ David Scadden	Director	February 13, 2025
David Scadden, M.D.
/s/ David P. Schenkein	Director	February 13, 2025
David P. Schenkein, M.D.
/s/ Cynthia Smith	Director	February 13, 2025
Cynthia Smith

Agios Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Agios Pharmaceuticals, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Agios Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - PYRUKYND® Product Revenue
As described in Notes 2 and 8 to the consolidated financial statements, the Company generates product revenue from sales of PYRUKYND® to a limited number of specialty distributors and specialty pharmacy providers, or collectively, the Customers. These Customers subsequently resell PYRUKYND® to pharmacies or dispense directly to patients. The performance obligation related to the sale of PYRUKYND® is satisfied and revenue is recognized when the Customer obtains control of the product, which occurs at a point in time, typically upon delivery to the Customer. Revenues from product sales are recorded at the net sales price, or transaction price, which includes estimates of variable consideration for which reserves are established and result from contractual adjustments, government rebates, returns and other allowances that are offered within the contracts with the Customers, healthcare providers, payors and other indirect customers relating to the sale of its products. For the year ended December 31, 2024, the Company recognized $36.5 million of net product revenue relating to the sale of PYRUKYND®.
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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 13, 2025
We have served as the Company’s auditor since 2017.

Agios Pharmaceuticals, Inc.
Consolidated Balance Sheets

(In thousands, except share and per share data) December 31:	2024	2023
Assets
Current assets:
Cash and cash equivalents	$76,247	$88,205
Marketable securities	817,463	688,723
Accounts receivable, net	4,109	2,810
Inventory	27,616	19,076
Prepaid expenses and other current assets	40,165	35,021
Total current assets	965,600	833,835
Marketable securities	638,321	29,435
Operating lease assets	42,879	54,409
Property and equipment, net	11,675	15,382
Other non-current assets	4,724	4,057
Total assets	$1,663,199	$937,118
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,643	$9,780
Accrued expenses	46,861	43,167
Income taxes payable	871	—
Operating lease liabilities	16,781	15,008
Total current liabilities	81,156	67,955
Operating lease liabilities, net of current portion	40,207	56,988
Other non-current liabilities	880	1,156
Total liabilities	122,243	126,099
Commitments and contingent liabilities (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 73,372,696 shares issued and 57,156,285 outstanding at December 31, 2024 and 72,161,489 shares issued and 55,945,078 outstanding at December 31, 2023	73	72
Additional paid-in capital	2,493,811	2,436,523
Accumulated other comprehensive loss	(1,518)	(441)
Accumulated deficit	(148,924)	(822,649)
Treasury stock, at cost (16,216,411 shares at December 31, 2024 and December 31, 2023)	(802,486)	(802,486)
Total stockholders’ equity	1,540,956	811,019
Total liabilities and stockholders’ equity	$1,663,199	$937,118
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Operations

(In thousands, except share and per share data) Years Ended December 31:	2024	2023	2022
Revenues:
Product revenue, net	$36,498	$26,823	$11,740
Milestone revenue	—	—	2,500
Total revenue	36,498	26,823	14,240
Operating expenses
Cost of sales	$4,165	$2,881	$1,704
Research and development	301,286	295,526	279,910
Selling, general and administrative	156,784	119,903	121,673
Total operating expenses	462,235	418,310	403,287
Loss from operations	(425,737)	(391,487)	(389,047)
Gain on sale of contingent payments	889,136	—	127,853
Milestone payment from gain on sale of oncology business	200,000	—	—
Royalty income from gain on sale of oncology business	—	—	9,851
Interest income, net	48,083	33,344	12,793
Other income, net	6,487	6,055	6,749
Net income (loss) before taxes	717,969	(352,088)	(231,801)
Income tax expense	44,244	—	—
Net income (loss)	$673,725	$(352,088)	$(231,801)
Net income (loss) per share - basic	$11.86	$(6.33)	$(4.23)
Net income (loss) per share - diluted	$11.64	$(6.33)	$(4.23)
Weighted-average number of common shares used in computing net income (loss) per share – basic	56,807,415	55,651,487	54,789,435
Weighted-average number of common shares used in computing net income (loss) per share – diluted	57,889,255	55,651,487	54,789,435
 See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Income (Loss)

(In thousands) Years Ended December 31:	2024	2023	2022
Net income (loss)	$673,725	$(352,088)	$(231,801)
Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale securities	(1,077)	12,094	(11,337)
Comprehensive income (loss)	$672,648	$(339,994)	$(243,138)
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury		Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2021	70,550,631	$71	$2,334,348	$(1,198)	$(238,760)	(16,216,411)	$(802,486)	$1,291,975
Unrealized loss on available-for-sale securities	—	—	—	(11,337)	—	—	—	(11,337)
Net loss	—	—	—	—	(231,801)	—	—	(231,801)
Stock-based compensation expense	—	—	49,296	—	—	—	—	49,296
Common stock issued under stock incentive plan and ESPP	705,487	—	2,681	—	—	—	—	2,681
Balance at December 31, 2022	71,256,118	$71	$2,386,325	$(12,535)	$(470,561)	(16,216,411)	$(802,486)	$1,100,814
Unrealized gain on available-for-sale securities	—	—	—	12,094	—	—	—	12,094
Net loss	—	—	—	—	(352,088)	—	—	(352,088)
Stock-based compensation expense	—	—	44,766	—	—	—	—	44,766
Common stock issued under stock incentive plan and ESPP	905,371	1	5,432	—	—	—	—	5,433
Balance at December 31, 2023	72,161,489	$72	$2,436,523	$(441)	$(822,649)	(16,216,411)	$(802,486)	$811,019
Unrealized loss on available-for-sale securities	—	—	—	(1,077)	—	—	—	(1,077)
Net income	—	—	—	—	673,725	—	—	673,725
Stock-based compensation expense	—	—	42,847	—	—	—	—	42,847
Common stock issued under stock incentive plan and ESPP	1,211,207	1	14,441	—	—	—	—	14,442
Balance at December 31, 2024	73,372,696	$73	$2,493,811	$(1,518)	$(148,924)	(16,216,411)	$(802,486)	$1,540,956
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows

(In thousands) Years Ended December 31:	2024	2023	2022
Operating activities
Net income (loss)	$673,725	$(352,088)	$(231,801)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,653	6,623	8,564
Stock-based compensation expense	42,847	44,766	49,296
Net accretion of discount on marketable securities	(14,486)	(5,051)	(1,198)
Gain on sale of contingent payments	(889,136)	—	(127,853)
Loss (gain) on disposal of property and equipment	(39)	553	(48)
Non-cash operating lease expense	11,530	10,720	9,995
Expense associated with license agreement	—	17,500	—
Realized gain on investments	(167)	(28)	—
Milestone payment from gain on sale of oncology business	(200,000)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,299)	(604)	(2,206)
Inventory	(8,540)	(10,584)	(8,492)
Other receivables	—	—	447
Prepaid expenses and other current and non-current assets	(5,811)	3,833	(176)
Accounts payable	6,601	(8,733)	3,436
Accrued expenses	3,694	12,817	(1,617)
Income taxes payable	871	—	—
Operating lease liabilities	(15,008)	(13,663)	(10,828)
Other liabilities	(276)	(2,123)	3,003
Net cash used in operating activities	(389,841)	(296,062)	(309,478)
Investing activities
Purchases of marketable securities	(1,542,433)	(417,930)	(1,030,781)
Proceeds from maturities and sales of marketable securities	818,383	674,679	1,146,175
Proceeds from sale of contingent payments	889,136	—	131,784
Proceeds from milestone payment from gain on sale of oncology business	200,000	—	—
Payments associated with license agreement	—	(17,500)	—
Purchases of property and equipment	(1,685)	(999)	(4,881)
Proceeds from sale of equipment	40	1,325	964
Net cash provided by investing activities	363,441	239,575	243,261
Financing activities
Payments on financing lease obligations	—	—	(331)
Net proceeds from stock option exercises and employee stock purchase plan	14,442	5,433	2,681
Net cash provided by financing activities	14,442	5,433	2,350
Net change in cash and cash equivalents	(11,958)	(51,054)	(63,867)
Cash and cash equivalents at beginning of the period	88,205	139,259	203,126
Cash and cash equivalents at end of the period	$76,247	$88,205	$139,259

Supplemental disclosure of non-cash investing and financing transactions:
Additions to property and equipment in accounts payable and accrued expenses	$317	$55	$158
Net cash taxes paid	$43,150	$1,569	$—
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
The lead product candidate in our portfolio, PYRUKYND® (mitapivat), is an activator of both wild-type and mutant pyruvate kinase, or PK, enzymes for the potential treatment of hemolytic anemias. PYRUKYND® is approved for use by the U.S. Food and Drug Administration, or FDA, for the treatment of hemolytic anemia in adults with PK deficiency in the United States and by the European Commission for the treatment of PK deficiency in adult patients in the European Union, or EU. Additionally, we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure. In December 2024, we announced that we submitted a supplemental new drug application, or sNDA, to the FDA for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia, which was accepted with standard review by the FDA and granted a Prescription Drug User Fee Act, or PDUFA, goal date of September 7, 2025. Also in December 2024, we announced that we submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, and regulatory applications to the Kingdom of Saudi Arabia and United Arab Emirates health authorities for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia.
In addition, we are currently evaluating PYRUKYND® in Phase 3 clinical trials for the treatment of sickle cell disease, or SCD, and in pediatric patients with PK deficiency. We are also developing (i) tebapivat, a novel PK activator, for the potential treatment of lower-risk myelodysplastic syndromes, or LR MDS, and hemolytic anemias; (ii) AG-181, our phenylalanine hydroxylase, or PAH, stabilizer for the potential treatment of phenylketonuria, or PKU; and (iii) AG-236, an siRNA in-licensed from Alnylam Pharmaceuticals, Inc., or Alnylam, targeting the transmembrane serine protease 6, or TMPRSS6 gene for the potential treatment of polycythemia vera, or PV.
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
In accordance with the license agreement, in the year ended December 31, 2023, we made an up-front payment to Alnylam and recognized in-process research and development of $17.5 million which was recorded in research and development expense within our consolidated statements of operations and classified as investing activities within our consolidated statements of cash flows. We will also pay Alnylam for certain expenses associated with the development of AG-236, an siRNA targeting the TMPRSS6 gene, and these will be recorded in our consolidated statements of operations as incurred. Additionally, we are responsible to pay up to $130.0 million in potential development and regulatory milestones, in addition to sales milestones as well as tiered royalties on annual net sales, if any, of licensed products, which may be subject to specified reductions and offsets.
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
In October 2022, we sold our rights to future contingent payments associated with the royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through the loss of exclusivity to entities affiliated with Sagard Healthcare Partners, or Sagard, and recognized income of $127.9 million within the gain on sale of contingent payments line item in our consolidated statements of operations for the year ended December 31, 2023.
In August 2024, the FDA approved vorasidenib for adult and pediatric patients 12 years and older with Grade 2 astrocytoma or oligodendroglioma with a susceptible IDH1 or IDH2 mutation, following surgery including biopsy, sub-total resection, or gross total resection. In September 2024, we received the Vorasidenib Milestone Payment from Servier and recognized income of $200.0 million within the milestone payment from gain on sale of oncology business line item in our consolidated statements of operations for the year ended December 31, 2024. In May 2024, we entered into a purchase and sale agreement to sell the Vorasidenib Royalty Rights to Royalty Pharma Investments 2019 ICAV, or Royalty Pharma, for $905.0 million in cash, or the Upfront Payment. The sale was contingent upon FDA approval of vorasidenib and other customary closing conditions.
Upon consummation of the sale in August 2024, Royalty Pharma acquired 100% of the Vorasidenib Royalty Rights payments made by Servier on account of up to $1.0 billion in U.S. net sales for each calendar year. In addition, any such Vorasidenib Royalty Rights payments made by Servier on account of U.S. net sales in each calendar year in excess of $1.0 billion will be split, with Royalty Pharma having the rights to a 12% earn-out on those excess payments and Agios retaining the rights to a 3% earn-out on those excess payments, or the Retained Earn-Out Rights. As a result of the sale, we recognized income of $889.1 million ($905.0 million net of fees of $15.9 million) within the gain on sale of contingent payments line item in our consolidated statements of operations for the year ended December 31, 2024. Royalty income related to the Retained Earn-Out Rights, if any, will be recognized in the period when realizable.
We recorded income from royalties of $9.9 million on U.S. net sales of TIBSOVO® by Servier in the royalty income from gain on sale of oncology business line item within the consolidated statements of operations for the year ended December 31, 2022.
Liquidity
As of December 31, 2024, we had cash, cash equivalents and marketable securities of $1.5 billion. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities to be sufficient to fund current operations for at least the next twelve months from the issuance of the financial statements. If we are unable to raise additional funds through equity or debt financings, we may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
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

Revenue recognition
Under ASC 606, Revenue from Contracts with Customers, or ASC 606, revenue is recognized when the customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that have been determined to be within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.
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
Cost of sales
Cost of sales consists primarily of manufacturing costs for sales of PYRUKYND®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of PYRUKYND® recorded during the years ended December 31, 2024, 2023 and 2022 were expensed prior to February 17, 2022 and, therefore, are not included in costs of sales during the years ended December 31, 2024, 2023 and 2022. The amounts excluded from cost of sales were not significant during the years ended December 31, 2024, 2023 and 2022.
Inventories are reviewed periodically to identify excess or obsolete inventory based on projected sales activity as well as product shelf-life. Expired inventory is disposed of, and the related costs are recognized as cost of sales in our consolidated statements of operations, when, based on the expiry date, we do not believe we are able to sell the inventory. We have not reserved for excess or obsolete inventory during the years ended December 31, 2024 and 2023.
Marketable securities
Marketable securities at December 31, 2024 and 2023 consisted of investments in U.S. Treasuries, government securities, corporate debt securities and certificates of deposit. We determine the appropriate classification of the securities at the time they are acquired and evaluate the appropriateness of such classifications at each balance sheet date. We classify our marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value. Unrealized gains and losses are included as a component of accumulated other comprehensive (loss) income in the consolidated balance sheets and statements of stockholders’ equity and a component of total comprehensive income (loss) in the consolidated statements of comprehensive income (loss), until realized. Realized gains and losses are included in interest income, net on a specific-identification basis.
At December 31, 2024 and 2023, we held both current and non-current investments. Investments classified as current are those that: (i) have a maturity of less than one year, or (ii) have a maturity of one to two years but we intend to liquidate within the next twelve months. Investments classified as non-current are those that: (i) have a maturity of one to two years, and (ii) we do not intend to liquidate within the next one year, although these funds are available for use and therefore classified as available-for-sale.
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
Our financial assets, which include cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2024 or 2023. Fair value information for these assets, including their classification in the fair value hierarchy is included in Note 3, Fair Value Measurements.
There have been no changes to the valuation methods during the years ended December 31, 2024 and 2023. We evaluate transfers between levels at the end of each reporting period.
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
Impairment of long-lived assets
We periodically evaluate our long-lived assets for potential impairment in accordance with ASC 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on the undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. We did not recognize any impairment charges through December 31, 2024.
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
We have not entered into any material short-term leases or financing leases as of December 31, 2024.
Research and development costs
Research and development costs, including those accrued as of each balance sheet date, are expensed as incurred. These costs include salaries and personnel-related costs, consulting fees, fees paid for contract research services, fees paid to contract research organizations, or CROs, and other third parties in connection with clinical trials and preclinical development activities, fees paid to investigative sites in connection with clinical trials, the costs associated with the product manufacturing, development, and distribution of clinical supplies, the costs of laboratory equipment and facilities, and other external costs.
Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. Additionally, there may be instances as of a given balance sheet date in which payments made to our vendors will exceed the level of services provided, and result in a prepayment of the research and development expense. The capitalized amounts are expensed as the related goods are delivered or the services are performed. We estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly.
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
Comprehensive income (loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances, and currently consists of net income (loss) and unrealized gains and losses on available-for-sale securities. Accumulated other comprehensive loss consists entirely of unrealized gains and losses from available-for-sale securities as of December 31, 2024 and 2023.
Net income (loss) per share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net income (loss) per share calculation, stock options, restricted stock units, or RSUs, and performance-based stock units, or PSUs, for which the performance and market vesting conditions, respectively, have been deemed probable, and 2013 Employee Stock Purchase Plan, or 2013 ESPP, shares are considered to be common stock equivalents, while PSUs with performance and market vesting conditions, respectively, that were not deemed probable as of December 31, 2024 are not considered to be common stock equivalents.
We utilize the control number concept in the computation of diluted earnings per share to determine whether potential common stock equivalents are dilutive. The control number used is net income (loss) from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories. Since we had a net loss for the years ended December 31, 2023 and 2022, no dilutive effect was recognized in the calculation of loss per share and basic and diluted net loss per share was the same for those periods.
Segment information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or CODM, or decision-making group in making decisions on how to allocate resources and assess performance. Our CODM is our chief executive officer, or CEO. Our CEO views our operations and manages our business as one operating segment, which derives its revenues from the development and commercialization of therapies for patients with rare diseases.
Treasury stock
Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Repurchased shares are held as treasury stock until they are retired or re-issued. Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Repurchases of our common stock are accounted for as of the settlement date. There were no repurchases, retirements or re-issuances of treasury stock during the year ended December 31, 2024.
Recent accounting pronouncements
In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures, to expand the disclosure requirements for income taxes. Upon adoption, companies will be required to disclose additional specified categories in the rate reconciliation. Companies will also be required to disclose the amount of income taxes paid disaggregated by jurisdiction, among other disclosure requirements. The standard is effective for annual periods beginning after December 15, 2024, and can be applied either prospectively or retrospectively. We plan to adopt the standard in our 2025 annual period and are currently assessing its effect on our financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to improve disclosures around an entity’s expenses. Upon adoption, companies will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the expense captions on the face of the income statement. The standard is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted, and can be applied either prospectively or retrospectively. We plan to adopt the standard in our 2027 annual period and are currently assessing its effect the standard on our financial statement disclosures.
Subsequent events
We considered events or transactions occurring after the balance sheet date, but prior to the issuance of the consolidated financial statements, for potential recognition or disclosure in our consolidated financial statements. All significant subsequent events have been properly disclosed in the consolidated financial statements.
Note 3. Fair Value Measurements
The following table summarizes our cash equivalents and marketable securities measured at fair value and by level (as described in Note 2, Summary of Significant Accounting Policies) on a recurring basis as of December 31, 2024:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$44,988	$3,386	$—	$48,374
Total cash equivalents	44,988	3,386	—	48,374

Marketable securities:
Certificates of deposit	—	10,385	—	10,385
U.S. Treasuries	—	281,119	—	281,119
Government securities	—	279,707	—	279,707
Corporate debt securities	—	884,573	—	884,573
Total marketable securities	—	1,455,784	—	1,455,784
Total cash equivalents and marketable securities	$44,988	$1,459,170	$—	$1,504,158
There were no transfers between Level 1 and Level 2 and we had no financial assets or liabilities that were classified as Level 3 at any point during the year ended December 31, 2024.
Note 4. Marketable Securities
Marketable securities at December 31, 2024 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$10,374	$11	$—	$10,385
U.S. Treasuries	173,465	153	(27)	173,591
Government securities	167,970	103	(75)	167,998
Corporate debt securities	465,427	321	(259)	465,489
Total Current	817,236	588	(361)	817,463

Non-current:
U.S. Treasuries	107,725	106	(303)	107,528
Government securities	112,175	3	(469)	111,709
Corporate debt securities	420,166	181	(1,263)	419,084
Total Non-current	640,066	290	(2,035)	638,321
Total marketable securities	$1,457,302	$878	$(2,396)	$1,455,784

Marketable securities at December 31, 2023 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$30,876	$—	$(56)	$30,820
Government securities	247,460	194	(695)	246,959
Corporate debt securities	411,045	874	(975)	410,944
Total Current	689,381	1,068	(1,726)	688,723

Non-current:
U.S. Treasuries	4,802	30	—	4,832
Government securities	9,986	75	—	10,061
Corporate debt securities	14,430	112	—	14,542
Total Non-current	29,218	217	—	29,435
Total marketable securities	$718,599	$1,285	$(1,726)	$718,158
There were no material realized gains or losses on marketable securities for the years ended December 31, 2024 and 2023.
At December 31, 2024 and 2023, we held 213 and 151 debt securities, respectively, that were in an unrealized loss position for less than one year. We did not record an allowance for credit losses as of December 31, 2024 and 2023 related to these securities. The aggregate fair value of debt securities in an unrealized loss position at December 31, 2024 and 2023 was $768.1 million and $513.5 million, respectively. There were no individual securities that were in a significant unrealized loss position as of December 31, 2024 and 2023. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We do not consider these marketable securities to be impaired as of December 31, 2024 and 2023.
Note 5. Inventory
Inventory, which consists of commercial supply of PYRUKYND®, consisted of the following:

(In thousands)	December 31, 2024	December 31, 2023
Raw materials	$89	$51
Work-in-process	24,509	17,568
Finished goods	3,018	1,457
Total inventory	$27,616	$19,076
Note 6. Leases
Our building leases are comprised of office and laboratory space under non-cancelable operating leases. These lease agreements have remaining lease terms of three years and contain various clauses for renewal at our option. The renewal options were not included in the calculation of the operating lease assets and the operating lease liabilities as the renewal options are not reasonably certain of being exercised. The lease agreements do not contain residual value guarantees.
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
The components of lease expense and other information related to leases were as follows:

(In thousands)	2024	2023	2022
Operating lease costs	$15,227	$15,227	$15,227
Cash paid for amounts included in the measurement of operating lease liabilities	18,705	18,170	17,035
We have not entered into any material short-term leases or financing leases as of December 31, 2024.

In arriving at the operating lease liabilities as of December 31, 2024, we applied the weighted-average incremental borrowing rate of 5.7% from inception over a weighted-average remaining lease term of 3.2 years. In arriving at the operating lease liabilities as of December 31, 2023, we applied the weighted-average incremental borrowing rate of 5.7% over a weighted-average remaining lease term of 4.2 years.
As of December 31, 2024, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter, were as follows:

(In thousands)
2025	$17,943
2026	20,151
2027	20,755
2028	3,479
Undiscounted minimum rental commitments	62,328
Interest	(5,340)
Total operating lease liabilities	$56,988
We provided our landlord a security deposit of $2.9 million as security for our leases, which is included within other non-current assets on our consolidated balance sheet.
In August 2021, we entered into a long-term sublease agreement for 13,000 square feet of the office space at 38 Sidney Street, Cambridge, Massachusetts, which expired on December 31, 2024. In April 2022, we entered into a long-term sublease agreement for 27,000 square feet of the office space at 64 Sidney Street, Cambridge, Massachusetts, with the term of the lease running through April 2025. At the end of the initial sublease period, the subtenant has the option to extend the lease for one additional 6-month period.
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
We recorded operating sublease income of $6.4 million and $6.1 million for the years ended December 31, 2024 and December 31, 2023, respectively, in other income, net in the consolidated statements of operations. We hold security deposits from our sublessees of approximately $0.9 million which is recorded within other non-current assets on our consolidated balance sheet.
As of December 31, 2024, the future minimum lease payments to be received under the long-term sublease agreements were as follows:

(In thousands)
2025	$1,310
Total	$1,310
Note 7. Accrued Expenses
Accrued expenses consisted of the following at December 31:

(In thousands)	2024	2023
Accrued compensation	$29,935	$23,232
Accrued research and development costs	10,548	15,463
Accrued professional fees	4,316	3,115
Accrued other	2,062	1,357
Total accrued expenses	$46,861	$43,167

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
Product revenue, net, was as follows for the years ended December 31:

(In thousands)	2024	2023	2022
Product revenue, net	$36,498	$26,823	$11,740
One Customer accounted for 95%, 96% and 97% of our consolidated revenues for the years ended December 31, 2024, 2023 and 2022, respectively, and 92% and 97% of accounts receivable from product sales for the years ended December 31, 2024 and 2023, respectively.
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
The following tables summarize balances and activity in each of the product revenue allowance and reserve categories for the years ended December 31, 2024 and December 31, 2023:

(In thousands)	Contractual Adjustments	Government Rebates	Returns	Total
Balance at December 31, 2023	$156	$1,084	$232	$1,472
Current provisions relating to sales in the current year	1,300	2,593	399	4,292
Adjustments relating to prior years	(39)	(711)	(45)	(795)
Payments/returns relating to sales in the current year	(1,079)	(1,239)	—	(2,318)
Payments/returns relating to sales in the prior years	(85)	(373)	(97)	(555)
Balance at December 31, 2024	$253	$1,354	$489	$2,096

(In thousands)	Contractual Adjustments	Government Rebates	Returns	Total
Balance at December 31, 2022	$65	$573	$133	$771
Current provisions relating to sales in the current year	1,079	2,086	2,182	5,347
Adjustments relating to prior years	—	(237)	(77)	(314)
Payments/returns relating to sales in the current year	(938)	(1,003)	(1,958)	(3,899)
Payments/returns relating to sales in the prior years	(50)	(335)	(48)	(433)
Balance at December 31, 2023	$156	$1,084	$232	$1,472

Total revenue-related reserves above, included in our consolidated balance sheets, are summarized as follows:

(In thousands)	December 31, 2024	December 31, 2023
Reduction of accounts receivable	$124	$151
Component of accrued expenses	1,972	1,321
Total revenue-related reserves	$2,096	$1,472
The following table presents changes in our contract assets, which consisted of accounts receivable, net:

(In thousands)	December 31, 2024	December 31, 2023
Beginning balance	$2,810	$2,206
Additions (1)	39,973	31,855
Deductions (1)	(38,674)	(31,251)
Ending balance	$4,109	$2,810
(1) Additions to contract assets relate to amounts billed to Customers for product sales, and deductions to contract assets primarily relate to collection of receivables during the reporting period.

Note 9. Share-Based Payments
2023 Stock Incentive Plan and Inducement Grants
In June 2023, our stockholders approved the 2023 Stock Incentive Plan, or the 2023 Plan. The 2023 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSUs, PSUs, and other stock-based awards to employees, advisors, consultants and non-employee directors.
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
As of December 31, 2024, the maximum number of shares reserved under the 2013 Plan, the 2023 Plan and the inducement grants described above was 10,896,149, and we had 2,868,747 shares available for future issuance under the 2023 Plan.

Stock options
The following table summarizes the stock option activity of all stock incentive plans for the year ended December 31, 2024:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	5,263,681	$44.94	6.36	$423
Granted	1,050,087	34.40
Exercised	(343,341)	34.39
Cancelled/Forfeited	(79,253)	39.00
Expired	(56,918)	71.76
Outstanding at December 31, 2024	5,834,256	$43.48	6.21	$11,911
Exercisable at December 31, 2024	3,851,037	$49.62	5.02	$6,574
Vested and expected to vest at December 31, 2024	5,834,256	$43.48	6.21	$11,911
The weighted-average grant date fair value of options granted was $18.92, $14.32 and $15.64 during the years ended December 31, 2024, 2023 and 2022, respectively. The total intrinsic value of options exercised was $3.3 million, $2.9 million and $0.3 million during the years ended December 31, 2024, 2023 and 2022, respectively.
At December 31, 2024, the total unrecognized compensation expense related to unvested stock option awards was $29.1 million, which we expect to recognize over a weighted-average period of approximately 2.37 years.
Restricted stock units
Upon vesting, each RSU entitles the holder to receive a specified number of shares of our common stock. The following table presents RSU activity for the year ended December 31, 2024:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2023	1,346,701	$29.67
Granted	1,144,164	32.33
Vested	(594,511)	32.70
Forfeited	(77,791)	30.86
Unvested shares at December 31, 2024	1,818,563	$30.31
As of December 31, 2024, there was approximately $33.6 million of total unrecognized compensation expense related to RSUs, which we expect to be recognized over a weighted-average period of 1.87 years.
Performance-based stock units
At the achievement of the performance-based and service-based vesting criteria, each PSU entitles the holder to receive a specified number of shares of our common stock. The following table presents PSU activity for the year ended December 31, 2024:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2023	362,133	$30.66
Granted	183,000	32.27
Vested	(170,550)	35.04
Unvested shares at December 31, 2024	374,583	$29.45
Stock-based compensation expense associated with these PSUs is recognized if the underlying performance condition is considered probable of achievement using our management’s best estimates. As of December 31, 2024, there was no unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered probable of achievement that we expect to recognize. There was $11.0 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered not probable of achievement.
Market-based stock units
We have issued certain equity awards that contain market based vesting conditions, in which shares of stock are earned at vesting based on stock price performance. The fair value of market-based stock units, or MSUs, are estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the market condition.
The following table presents MSU activity for the year ended December 31, 2024:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2023	42,695	$41.50
Expired	(42,695)	41.50
Unvested shares at December 31, 2024	—	$—
As of December 31, 2024, there was no remaining unrecognized compensation expense related to MSUs.
Amended and Restated 2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 ESPP, which was further amended and restated by our Board of Directors in December 2024. We issued 102,805 shares and 112,832 shares during the years ended December 31, 2024 and 2023, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 2,363,636 shares of our common stock. As of December 31, 2024, we had 1,583,234 shares available for future issuance under the 2013 ESPP.
Stock-based compensation expense
During the years ended December 31, 2024, 2023 and 2022, we recorded stock-based compensation expense for employee and non-employee stock options, RSUs, PSUs, and ESPP shares. Stock-based compensation expense by award type included within the consolidated statements of operations is as follows:

(In thousands)	2024	2023	2022
Stock options	$17,519	$17,163	$23,731
Restricted stock units	23,553	19,367	21,670
Performance-based stock units	750	7,368	2,919
Employee Stock Purchase Plan	1,025	868	976
Total stock-based compensation expense	$42,847	$44,766	$49,296
Expenses related to equity-based awards were allocated as follows in the consolidated statements of operations:

(In thousands)	2024	2023	2022
Research and development expense	$16,910	$17,064	$20,988
Selling, general and administrative expense	25,937	27,702	28,308
Total stock-based compensation expense	$42,847	$44,766	$49,296
No related tax benefits were recognized for the years ended December 31, 2024, 2023 and 2022.

The fair value of each stock option granted to employees and non-employees is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used in calculating the grant date fair value of the awards:

	2024	2023	2022
Risk-free interest rate	4.15%	4.05%	2.55%
Expected dividend yield	—	—	—
Expected term (in years)	6.02	5.99	6.03
Expected volatility	53.32%	54.26%	55.30%
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
Note 10. Net Income (Loss) per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net income (loss) per share calculation, stock options, RSUs and PSUs for which the performance and market vesting conditions, respectively, have been deemed probable, and 2013 ESPP shares are considered to be common stock equivalents, while PSUs with performance and market vesting conditions, respectively, that were not deemed probable as of December 31, 2024 are not considered to be common stock equivalents.
We utilize the control number concept in the computation of diluted earnings per share to determine whether potential common stock equivalents are dilutive. The control number used is net income (loss) from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories. Since we had a net loss for the years ended December 31, 2023 and 2022, no dilutive effect was recognized in the calculation of loss per share and basic and diluted net loss per share was the same for those periods.

The following is a reconciliation of basic weighted-average number of common shares used in computing net income (loss) per share to diluted weighted-average number of common shares used in computing net income (loss) per share for the periods indicated:

	Years ended December 31,
	2024	2023	2022
Basic shares	56,807,415	55,651,487	54,789,435
Effect of dilutive securities
Stock options	336,446	—	—
Restricted stock units	732,925	—	—
Performance-based stock units	8,845	—	—
Employee stock purchase plan shares	3,624	—	—
Diluted shares	57,889,255	55,651,487	54,789,435
The following common stock equivalents were excluded from the calculation of diluted net income (loss) per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Years ended December 31,
	2024	2023	2022
Stock options	3,926,330	5,263,681	5,772,564
Restricted stock units	95,679	1,346,701	1,117,921
Performance-based stock units	—	145,023	—
Employee Stock Purchase Plan shares	3,987	48,713	42,026
Total	4,025,996	6,804,118	6,932,511
Note 11. Income Taxes
The domestic and foreign components of income (loss) before income taxes are as follows:

(In thousands)	2024	2023	2022
Domestic	$717,967	$(352,085)	$(231,767)
Foreign	2	(3)	(34)
Total	$717,969	$(352,088)	$(231,801)
We did not have any provision for income taxes for the years ended December 31, 2023 and 2022.
A reconciliation of the expected income tax expense (benefit) computed using the federal statutory income tax rate to our effective income tax rate is as follows for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.6%	1.9%	2.9%
Change in valuation allowance	(14.5)%	(23.8)%	(25.7)%
General business credits and other credits	(2.6)%	4.2%	5.2%
Permanent differences and other adjustments	0.6%	(2.8)%	(2.3)%
Stock based compensation	0.1%	(0.5)%	(1.1)%
Total	6.2%	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for the years ended December 31, 2024 and 2023 are as follows:

(In thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$26,492	$64,066
Tax credit carryforwards	83,994	180,635
Purchased intangible assets	12,713	14,155
Stock-based compensation	21,090	20,954
Operating lease liability	13,023	16,780
Non-deductible accruals and reserves, including inventory	8,635	5,134
Section 174 R&D expense	121,530	93,333
Total deferred tax assets	287,477	395,057
Depreciation and amortization	(1,193)	(1,986)
Operating lease right of use asset	(10,713)	(13,411)
Less: valuation allowance	(275,571)	(379,660)
Net deferred taxes	$—	$—
The Tax Cuts and Jobs Act, or TCJA, requires taxpayers to capitalize and amortize research and experimental expenditures under Internal Revenue Code section 174 for tax years beginning after December 31, 2021. We capitalized research and experimental costs of $244.9 million and $232.7 million for the years ended December 31, 2024 and December 31, 2023, respectively. We will amortize these costs for tax purposes over 5 years if the research and experimentation was performed in the U.S. and over 15 years if the research and experimentation was performed outside the U.S.
As of December 31, 2024, we had net operating loss carryforwards, or NOLs, available to reduce state and foreign income taxes of approximately $320.0 million and $65.2 million, respectively. At December 31, 2024, we also had available research and development tax credits for federal and state income tax purposes of approximately $23.2 million and $29.3 million, respectively. If not utilized, the credits begin to expire in 2040 and 2028 for federal and state income tax purposes, respectively. We engaged in clinical testing activities and incurred expenses that qualify for the federal orphan drug tax credit. At December 31, 2024, we had available orphan drug tax credits for federal purposes only of approximately $37.5 million. If not utilized, the orphan drug credits begin to expire in 2040.
As provided by Section 382 of the Internal Revenue Code of 1986, or Section 382, and similar state provisions, utilization of NOLs and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations that have previously occurred or that could occur in the future. Ownership changes may limit the amount of NOLs and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of five percent stockholders in the stock of a corporation by more than 50 percent in the aggregate over a three year period. We completed a review of our changes in ownership through December 31, 2024 and determined that transactions have resulted in no ownership changes during the year ended December 31, 2024, as defined by Section 382. The impact of the historical ownership changes has been reflected in our deferred tax assets in the table above.
As required by ASC 740, we have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on the weight of available evidence, both positive and negative, we recorded a valuation allowance of $275.6 million and $379.7 million as of December 31, 2024 and December 31, 2023, respectively, because we have determined that it is more likely than not that these assets will not be fully realized. The valuation allowance decreased by $104.1 million for the year ended December 31, 2024 and increased by $83.7 million for the year ended December 31, 2023. The decrease for the year ended December 31, 2024 relates primarily to the utilization of tax attributes to offset taxable income, and the increase for the year ended December 31, 2023 primarily due to the Section 174 R&D expense capitalization.

The following table presents our change in valuation allowance for the years ended December 31, 2024 and, 2023:

(In thousands)	2024	2023
Valuation allowance at the beginning of the year	$379,660	$295,993
Increase (decrease) for the current period	(104,089)	83,667
Valuation allowance at the end of the year	$275,571	$379,660
As of December 31, 2024, the unremitted earnings of our foreign subsidiaries are not material. We have not provided for U.S. income taxes or foreign withholding taxes on these earnings as it is our current intention to permanently reinvest these earnings outside the U.S. The tax liability on these earnings is also not material. Events that could trigger a tax liability include, but are not limited to, distributions, reorganizations or restructurings and/or tax law changes.
We apply the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. Our reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by us in our tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit.
The following table presents our unrecognized tax benefits activity for the years ended December 31, 2024 and 2023:

(In thousands)	2024	2023
Unrecognized tax benefits at the beginning of the year	$28,578	$26,190
Gross increases - current period tax positions	3,013	2,388
Unrecognized tax benefits at the end of the year	$31,591	$28,578
We will recognize interest and penalties related to uncertain tax positions above the line as an expense to continuing operations. As of December 31, 2024 and 2023, we had no accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized. If all of our unrecognized tax benefits as of December 31, 2024 were to become recognizable in the future, we would record $31.6 million of unrecognized tax benefits. The uncertain tax position does not impact our effective income tax rate due to the full valuation allowance.
We are subject to taxation in the United States, Switzerland, Netherlands, Germany, Italy and France. The statute of limitations for assessment by the IRS and state tax authorities is open for tax years ending December 31, 2024, 2023, 2022, and 2021, although carryforward attributes that were generated for tax years prior to 2021 may still be adjusted upon examination by the IRS or state tax authorities if they either have been, or will be, used in a future period. The statute of limitations for assessments in Switzerland, the Netherlands and Italy remains open for tax years ending December 31, 2024, 2023, 2022, 2021 and 2020. Our subsidiary in Germany has statute of limitations for assessments open are for the tax years ending December 31, 2024, 2023, 2022, and 2021, and our subsidiary in France has statute of limitations for assessments for the tax years ending December 31, 2024, 2023, and 2022. There are currently no federal, state or foreign audits in progress.
As of December 31, 2024 we had an income tax payable of $0.9 million and as of December 31, 2023 we had an income tax receivable of $1.1 million, which is recorded within prepaid expenses and other current assets in our consolidated balance sheets.

Note 12. Property and Equipment, net
Property and equipment, net consisted of the following at December 31:

(In thousands)	2024	2023
Laboratory equipment	$17,529	$17,433
Computer equipment and software	6,454	6,566
Leasehold improvements	37,519	37,277
Furniture and fixtures	3,454	3,459
Office equipment	2,319	2,268
Construction in progress	897	608
Total property and equipment	68,172	67,611
Less: accumulated depreciation	(56,497)	(52,229)
Total property and equipment, net	$11,675	$15,382
Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $5.7 million, $6.6 million and $8.4 million, respectively.
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
Note 15. Defined Contribution Benefit Plan
We sponsor a 401(k) retirement plan, in which substantially all our full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. We will make matching contributions equal to 100% of the employee’s contributions, subject to a maximum of 4% of eligible compensation.
Note 16. Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the CODM or decision-making group in making decisions on how to allocate resources and assess performance. Our CODM is our CEO. Our CEO views our operations and manages our business as one operating segment, which derives its revenues from the development and commercialization of therapies for patients with rare diseases.
Our CEO manages and allocates resources to the operations of our company on a total company basis by assessing the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with our long-term company-wide strategic goals. In making these decisions, our CEO uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM performs this assessment based on the Company’s consolidated net income (loss). Through this analysis, the CODM assesses performance by comparing actual consolidated net income (loss) versus the budget, and then decides how to allocate resources to invest in the Company’s research and development programs. The measure of segment assets is reported on the consolidated balance sheets as total assets.

The following table contains additional information on our consolidated revenue and net income (loss), including significant segment expenses:

(In thousands) Years Ended December 31:	2024	2023	2022
Product revenue, net	$36,498	$26,823	$11,740
PK activator (PYRUKYND®) direct expenses - research and development	(112,720)	(101,322)	(83,271)
Compensation and related expenses - research and development	(114,618)	(108,484)	(109,248)
Total selling, general and administrative expenses	(156,784)	(119,903)	(121,673)
Gain on sale of contingent payments	889,136	—	127,853
Milestone payment from gain on sale of oncology business	200,000	—	—
Other segment items*	(67,787)	(49,202)	(57,202)
Net income (loss)	$673,725	$(352,088)	$(231,801)
*Other segment items primarily include milestone revenue, cost of sales, other research and development expenses, interest income and income taxes.