Form 10-Q
period 2025-03-31
AGIOS PHARMACEUTICALS, INC.
filed 2025-05-01
CIK 1439222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-36014

AGIOS PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0662915
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

88 Sidney Street, Cambridge, Massachusetts	'02139
(Address of Principal Executive Offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 25, 2025: 57,915,199

AGIOS PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)
AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$78,964	$76,247
Marketable securities	814,411	817,463
Accounts receivable, net	3,344	4,109
Inventory	29,605	27,616
Prepaid expenses and other current assets	42,292	40,165
Total current assets	968,616	965,600
Marketable securities	531,253	638,321
Operating lease assets	39,861	42,879
Property and equipment, net	11,067	11,675
Other non-current assets	4,721	4,724
Total assets	$1,555,518	$1,663,199
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,726	$16,643
Accrued expenses	20,761	46,861
Income taxes payable	683	871
Operating lease liabilities	17,196	16,781
Total current liabilities	52,366	81,156
Operating lease liabilities, net of current portion	35,744	40,207
Other non-current liabilities	880	880
Total liabilities	88,990	122,243
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 74,103,192 shares issued and 57,886,781 shares outstanding at March 31, 2025, and 73,372,696 shares issued and 57,156,285 shares outstanding at December 31, 2024	74	73
Additional paid-in capital	2,506,788	2,493,811
Accumulated other comprehensive income (loss)	365	(1,518)
Treasury stock, at cost (16,216,411 shares at March 31, 2025 and December 31, 2024)	(802,486)	(802,486)
Accumulated deficit	(238,213)	(148,924)
Total stockholders’ equity	1,466,528	1,540,956
Total liabilities and stockholders’ equity	$1,555,518	$1,663,199
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2025	2024
Revenues:
Product revenue, net	$8,726	$8,189
Total revenue	8,726	8,189
Operating expenses:
Cost of sales	$1,085	$627
Research and development	72,743	68,620
Selling, general and administrative	41,527	31,014
Total operating expenses	115,355	100,261
Loss from operations	(106,629)	(92,072)
Interest income, net	16,087	8,889
Other income, net	1,253	1,634
Net loss	$(89,289)	$(81,549)
Net loss per share - basic and diluted	$(1.55)	$(1.45)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	57,459,195	56,383,475
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2025	2024
Net loss	$(89,289)	$(81,549)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	1,883	(646)
Comprehensive loss	$(87,406)	$(82,195)
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2024	73,372,696	$73	$2,493,811	$(1,518)	$(148,924)	(16,216,411)	$(802,486)	$1,540,956
Unrealized gain on available-for-sale securities	—	—	—	1,883	—	—	—	1,883
Common stock issued under stock incentive plan and ESPP	730,496	1	1,618	—	—	—	—	1,619
Stock-based compensation expense	—	—	11,359	—	—	—	—	11,359
Net loss	—	—	—	—	(89,289)	—	—	(89,289)
Balance at March 31, 2025	74,103,192	$74	$2,506,788	$365	$(238,213)	(16,216,411)	$(802,486)	$1,466,528

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2023	72,161,489	$72	$2,436,523	$(441)	$(822,649)	(16,216,411)	$(802,486)	$811,019
Unrealized loss on available-for-sale securities	—	—	—	(646)	—	—	—	(646)
Common stock issued under stock incentive plan and ESPP	806,433	1	5,863	—	—	—	—	5,864
Stock-based compensation expense	—	—	9,234	—	—	—	—	9,234
Net loss	—	—	—	—	(81,549)	—	—	(81,549)
Balance at March 31, 2024	72,967,922	$73	$2,451,620	$(1,087)	$(904,198)	(16,216,411)	$(802,486)	$743,922
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2025	2024
Operating activities
Net loss	$(89,289)	$(81,549)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	1,278	1,348
Stock-based compensation expense	11,359	9,234
Net accretion of discount on marketable securities	(1,348)	(2,527)
Gain on disposal of property and equipment	—	(39)
Non-cash operating lease expense	3,018	2,803
Realized gain on investments	(2)	(152)
Changes in operating assets and liabilities:
Accounts receivable, net	765	(643)
Inventory	(1,989)	(3,994)
Prepaid expenses and other current and non-current assets	(2,124)	(4,091)
Accounts payable	(2,821)	1,430
Accrued expenses and other current liabilities	(26,100)	(18,038)
Income taxes payable	(188)	—
Operating lease liabilities	(4,048)	(3,649)
Net cash used in operating activities	(111,489)	(99,867)
Investing activities
Purchases of marketable securities	(174,903)	(244,059)
Proceeds from maturities and sales of marketable securities	288,256	368,722
Purchases of property and equipment	(766)	(141)
Proceeds from sale of equipment	—	40
Net cash provided by investing activities	112,587	124,562
Financing activities
Net proceeds from stock option exercises and employee stock purchase plan	1,619	5,864
Net cash provided by financing activities	1,619	5,864
Net change in cash and cash equivalents	2,717	30,559
Cash and cash equivalents at beginning of the period	76,247	88,205
Cash and cash equivalents at end of the period	$78,964	$118,764

Supplemental disclosure of non-cash investing and financing transactions
Additions to property and equipment in accounts payable and accrued expenses	$221	$—
Net cash taxes (returned) paid	$188	$(525)

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
In addition, we are currently evaluating PYRUKYND® in a phase 3 clinical trial for the treatment of sickle cell disease, or SCD. We are also developing (i) tebapivat, a novel PK activator, for the potential treatment of lower-risk myelodysplastic syndromes, or LR MDS, and SCD; (ii) AG-181, our phenylalanine hydroxylase, or PAH, stabilizer for the potential treatment of phenylketonuria, or PKU; and (iii) AG-236, an siRNA in-licensed from Alnylam Pharmaceuticals, Inc., or Alnylam, targeting the transmembrane serine protease 6, or TMPRSS6 gene for the potential treatment of polycythemia vera, or PV.
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
In August 2024, the FDA approved vorasidenib for adult and pediatric patients 12 years and older with Grade 2 astrocytoma or oligodendroglioma with a susceptible IDH1 or IDH2 mutation, following surgery including biopsy, sub-total resection, or gross total resection. In September 2024, we received the Vorasidenib Milestone Payment from Servier and recognized income of $200.0 million within the milestone payment from gain on sale of oncology business line item in our consolidated statements of operations for the three months ended September 30, 2024. In May 2024, we entered into a purchase and sale agreement to sell the Vorasidenib Royalty Rights to Royalty Pharma Investments 2019 ICAV, or Royalty Pharma, for $905.0 million in cash, or the Upfront Payment. The sale was contingent upon FDA approval of vorasidenib and other customary closing conditions.
Upon consummation of the sale in August 2024, Royalty Pharma acquired 100% of the Vorasidenib Royalty Rights payments made by Servier on account of up to $1.0 billion in U.S. net sales for each calendar year. In addition, any such Vorasidenib Royalty Rights payments made by Servier on account of U.S. net sales in each calendar year in excess of $1.0 billion will be split, with Royalty Pharma having the rights to a 12% earn-out on those excess payments and Agios retaining the rights to a 3% earn-out on those excess payments, or the Retained Earn-Out Rights. As a result of the sale, we recognized income of $889.1 million ($905.0 million net of fees of $15.9 million) within the gain on sale of contingent payments line item in our consolidated statements of operations for the three months ended September 30, 2024. Royalty income related to the Retained Earn-Out Rights, if any, will be recognized in the period when realizable.
Basis of Presentation
The condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations, comprehensive income (loss) and stockholders' equity for the three months ended March 31, 2025 and 2024, and the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of March 31, 2025, our results of operations and stockholders' equity for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. The condensed consolidated balance sheet data as of December 31, 2024 was derived from our audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the Securities and Exchange Commission, or SEC, on February 13, 2025.
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

Liquidity
As of March 31, 2025, we had cash, cash equivalents and marketable securities of $1.4 billion. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities to be sufficient to fund current operations for at least the next twelve months from the issuance of the financial statements. If we are unable to raise additional funds through equity or debt financings, we may be required to delay, limit, reduce or terminate product development or future commercialization efforts, or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
2. Summary of Significant Accounting Policies
There have been no material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
The following table summarizes our cash equivalents and marketable securities measured at fair value and by level on a recurring basis as of March 31, 2025:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$49,604	$11,666	$—	$61,270
Total cash equivalents	49,604	11,666	—	61,270

Marketable securities:
Certificates of deposit	$—	$6,763	$—	$6,763
U.S. Treasuries	—	234,111	—	234,111
Government securities	—	271,964	—	271,964
Corporate debt securities	—	832,826	—	832,826
Total marketable securities	—	1,345,664	—	1,345,664
Total cash equivalents and marketable securities	$49,604	$1,357,330	$—	$1,406,934
Cash equivalents and marketable securities have been initially valued at the transaction price and are subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2025.
There have been no changes to the valuation methods during the three months ended March 31, 2025, and we had no financial assets or liabilities that were classified as Level 3 at any point during the three months ended March 31, 2025.
4. Marketable Securities
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and are recorded at fair value. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets and statements of stockholders’ equity, and a component of total comprehensive income (loss) in the condensed consolidated statements of comprehensive loss, until realized. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the condensed consolidated balance sheets with a corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive income, net of taxes. Realized gains and losses are included in investment income on a specific-identification basis. There were no material realized gains or losses on marketable securities for the three months ended March 31, 2025 or 2024.
Marketable securities at March 31, 2025 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$6,758	$5	$—	$6,763
U.S. Treasuries	127,826	95	(102)	127,819
Government securities	157,990	27	(88)	157,929
Corporate debt securities	521,864	278	(242)	521,900
Total Current	814,438	405	(432)	814,411

Non-current:
U.S. Treasuries	105,858	476	(42)	106,292
Government securities	114,181	27	(173)	114,035
Corporate debt securities	310,822	390	(286)	310,926
Total Non-current	530,861	893	(501)	531,253
Total marketable securities	$1,345,299	$1,298	$(933)	$1,345,664
Marketable securities at December 31, 2024 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$10,374	$11	$—	$10,385
U.S. Treasuries	173,465	153	(27)	173,591
Government securities	167,970	103	(75)	167,998
Corporate debt securities	465,427	321	(259)	465,489
Total Current	817,236	588	(361)	817,463

Non-current:
U.S. Treasuries	107,725	106	(303)	107,528
Government securities	112,175	3	(469)	111,709
Corporate debt securities	420,166	181	(1,263)	419,084
Total Non-current	640,066	290	(2,035)	638,321
Total marketable securities	$1,457,302	$878	$(2,396)	$1,455,784
As of March 31, 2025 and December 31, 2024, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale.
As of March 31, 2025 and December 31, 2024, we held 156 and 213 debt securities, respectively, that were in an unrealized loss position for less than one year. We did not record an allowance for credit losses as of March 31, 2025 and December 31, 2024 related to these securities. The aggregate fair value of debt securities in an unrealized loss position at March 31, 2025 and December 31, 2024 was $586.9 million and $768.1 million, respectively. There were no individual securities that were in a significant unrealized loss position as of March 31, 2025 and December 31, 2024. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We do not consider these marketable securities to be impaired as of March 31, 2025 and December 31, 2024.
5. Inventory
Inventory, which consists of commercial supply of PYRUKYND®, consisted of the following:

(In thousands)	March 31, 2025	December 31, 2024
Raw materials	$89	$89
Work-in-process	25,498	24,509
Finished goods	4,018	3,018
Total inventory	$29,605	$27,616
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
The components of lease expense and other information related to leases were as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Operating lease costs	$3,807	$3,807
Cash paid for amounts included in the measurement of operating lease liabilities	4,837	4,653
We have not entered into any material short-term leases or financing leases as of March 31, 2025.
In arriving at the operating lease liabilities as of March 31, 2025 and December 31, 2024, we applied the weighted-average incremental borrowing rate of 5.7% for both periods over a weighted-average remaining lease term of 2.9 and 3.2 years, respectively.
As of March 31, 2025, undiscounted minimum rental commitments under non-cancelable leases were as follows:

(In thousands)
Remaining 2025	$13,106
2026	20,151
2027	20,755
2028	3,479
Undiscounted minimum rental commitments	$57,491
Interest	(4,551)
Operating lease liabilities	$52,940
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

We recorded operating sublease income of $1.3 million and $1.6 million for the three months ended March 31, 2025 and 2024, respectively, in other income, net in the condensed consolidated statements of operations. We hold security deposits from our sublessees of approximately $0.9 million which is recorded within other non-current assets on our condensed consolidated balance sheet.

As of March 31, 2025, the future minimum lease payments to be received under the long-term sublease agreements were as follows:

(In thousands)
2025	$327
Total	$327
7. Accrued Expenses
Accrued expenses consisted of the following:

(In thousands)	March 31, 2025	December 31, 2024
Accrued compensation	$7,802	$29,935
Accrued research and development costs	9,063	10,548
Accrued professional fees	1,681	4,316
Accrued other	2,215	2,062
Total accrued expenses	$20,761	$46,861
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
Product revenue, net, were as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Product revenue, net	$8,726	$8,189
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

Government Rebates
Government rebates include Medicare, TriCare, and Medicaid rebates, which we estimate using the expected value method, based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue. For Medicare, we also estimate the number of patients for whom we will owe an additional liability under the Medicare Part D Manufacturer Discount Program.
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
The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2025:

(In thousands)	Contractual Adjustments	Government Rebates	Returns/ Replacement	Total
Balance at December 31, 2024	$253	$1,354	$489	$2,096
Current provisions relating to sales in the current year	422	555	124	1,101
Adjustments relating to prior years	(38)	—	—	(38)
Payments/returns relating to sales in the current year	(334)	—	—	(334)
Payments/returns relating to sales in the prior years	(201)	(415)	—	(616)
Balance at March 31, 2025	$102	$1,494	$613	$2,209
Total revenue-related reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In thousands)	March 31, 2025	December 31, 2024
Reduction of accounts receivable	$78	$124
Component of accrued expenses	2,131	1,972
Total revenue-related reserves	$2,209	$2,096
The following table presents changes in our contract assets during the three months ended March 31, 2025:

(In thousands)	December 31, 2024	Additions	Deductions	March 31, 2025
Contract assets(1)
Accounts receivable, net	$4,109	$9,789	$(10,554)	$3,344
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
In connection with the start of employment of our Chief Executive Officer and Chief Financial Officer in 2022, our Chief Commercial Officer in 2023, and our Chief Corporate Development and Strategy Officer in March 2025, our Board of Directors granted each of them equity awards in the form of stock options, RSUs and PSUs, which awards were made outside our equity incentive plans as inducements material to their respective entry into employment with us in accordance with Nasdaq Listing Rule 5635(c)(4).
As of March 31, 2025, the maximum number of shares reserved under the 2013 Plan, the 2023 Plan and the inducement grants described above was 10,325,619, and we had 1,215,876 shares available for future issuance under the 2023 Plan.
Stock options
The following table presents stock option activity for the three months ended March 31, 2025:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2024	5,834,256	$43.48
Granted	723,313	33.18
Exercised	(1,513)	29.64
Cancelled/Forfeited	(27,373)	58.81
Expired	(150,500)	107.89
Outstanding at March 31, 2025	6,378,183	$40.73
Exercisable at March 31, 2025	4,021,549	$45.85
Vested and expected to vest at March 31, 2025	6,378,183	$40.73
At March 31, 2025, there was approximately $38.1 million of total unrecognized compensation expense related to unvested stock option awards, which we expect to recognize over a weighted-average period of approximately 2.81 years.
Restricted stock units
The following table presents RSU activity for the three months ended March 31, 2025:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2024	1,818,563	$30.31
Granted	1,056,231	33.20
Vested	(676,891)	29.77
Forfeited	(26,376)	29.82
Unvested shares at March 31, 2025	2,171,527	$31.89
As of March 31, 2025, there was approximately $61.2 million of total unrecognized compensation expense related to RSUs, which we expect to recognize over a weighted-average period of approximately 2.30 years.
Performance-based stock units
The following table presents PSU activity for the three months ended March 31, 2025:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2024	374,583	$29.45
Granted	185,450	33.12
Unvested shares at March 31, 2025	560,033	$30.67
Stock-based compensation expense associated with these PSUs is recognized if the underlying performance condition is considered probable of achievement using our management’s best estimates.
As of March 31, 2025, there was no unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered probable of achievement, and $17.2 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered not probable of achievement.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. We issued and sold 52,092 and 52,514 shares of common stock during the three months ended March 31, 2025 and 2024, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 2,363,636 shares of our common stock. As of March 31, 2025, we had 1,531,142 shares of common stock available for future issuance under the 2013 ESPP.
Stock-based compensation expense
Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Stock options	$4,400	$4,071
Restricted stock units	6,684	4,966
Employee stock purchase plan	275	197
Total stock-based compensation expense	$11,359	$9,234

Expenses related to stock options and stock-based awards were allocated as follows in the condensed consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2025	2024
Research and development expense	$4,604	$3,775
Selling, general and administrative expense	6,755	5,459
Total stock-based compensation expense	$11,359	$9,234
10. Loss per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net income (loss) per share calculation, stock options, RSUs and PSUs for which the performance and market vesting conditions, respectively, have been deemed probable, and 2013 ESPP shares are considered to be common stock equivalents, while PSUs with performance and market vesting conditions, respectively, that were not deemed probable as of March 31, 2025 are not considered to be common stock equivalents.
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
The following common stock equivalents were excluded from the calculation of diluted net income (loss) per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Stock options	6,378,183	5,908,863
Restricted stock units	2,171,527	1,865,185
Employee stock purchase plan shares	—	11,016
Total common stock equivalents	8,549,710	7,785,064

11. Segment Information
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
The following table contains additional information on our consolidated revenue and net loss, including significant segment expenses:

	Three Months Ended March 31,
(In thousands)	2025	2024
Product revenue, net	$8,726	$8,189
PK activator (PYRUKYND®) direct expenses - research and development	(21,321)	(26,036)
Compensation and related expenses - research and development	(32,990)	(27,634)
Total selling, general and administrative expenses	(41,527)	(31,014)
Other segment items*	(2,177)	(5,054)
Net loss	$(89,289)	$(81,549)
*Other segment items primarily include cost of sales, other research and development expenses and interest income.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Information
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024, and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 13, 2025. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management, and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, selling, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” “vision,” “will,” “would” or the negatives of these words and similar expressions are intended to identify these forward-looking statements, although not all forward-looking statements contain these identifying words. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2024. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.
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
In addition, we are currently evaluating PYRUKYND® in a phase 3 clinical trial for the treatment of sickle cell disease, or SCD. We are also developing (i) tebapivat, a novel PK activator, for the potential treatment of lower-risk myelodysplastic syndromes, or LR MDS, and SCD; (ii) AG-181, our phenylalanine hydroxylase, or PAH, stabilizer for the potential treatment of phenylketonuria, or PKU; and (iii) AG-236, an siRNA in-licensed from Alnylam Pharmaceuticals, Inc., or Alnylam, targeting the transmembrane serine protease 6, or TMPRSS6 gene for the potential treatment of polycythemia vera, or PV.
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
In August 2024, the FDA approved vorasidenib for adult and pediatric patients 12 years and older with Grade 2 astrocytoma or oligodendroglioma with a susceptible IDH1 or IDH2 mutation, following surgery including biopsy, sub-total resection, or gross total resection. In September 2024, we received the Vorasidenib Milestone Payment from Servier and recognized income of $200.0 million within the milestone payment from gain on sale of oncology business line item in our consolidated statements of operations for the three months ended September 30, 2024. In May 2024, we entered into a purchase and sale agreement to sell the Vorasidenib Royalty Rights to Royalty Pharma Investments 2019 ICAV, or Royalty Pharma, for $905.0 million in cash, or the Upfront Payment. The sale was contingent upon FDA approval of vorasidenib and other customary closing conditions.
Upon consummation of the sale in August 2024, Royalty Pharma acquired 100% of the Vorasidenib Royalty Rights payments made by Servier on account of up to $1.0 billion in U.S. net sales for each calendar year. In addition, any such Vorasidenib Royalty Rights payments made by Servier on account of U.S. net sales in each calendar year in excess of $1.0 billion will be split, with Royalty Pharma having the rights to a 12% earn-out on those excess payments and Agios retaining the rights to a 3% earn-out on those excess payments, or the Retained Earn-Out Rights. As a result of the sale, we recognized income of $889.1 million ($905.0 million net of fees of $15.9 million) within the gain on sale of contingent payments line item in our consolidated statements of operations for the three months ended September 30, 2024. Royalty income related to the Retained Earn-Out Rights, if any, will be recognized in the period when realizable.
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
Additionally, since inception, we have historically incurred significant operating losses. Our net loss for the three months ended March 31, 2025 was $89.3 million and our net loss for the three months ended March 31, 2024 was $81.5 million. As of March 31, 2025, we had an accumulated deficit of $238.2 million. We expect to continue to incur significant expenses and net losses until such time we are able to report profitable results. Our net losses may fluctuate significantly from year to year. We expect that we will continue to incur significant expenses as we continue to advance and expand clinical development and commercialization activities for PYRUKYND®, including with respect to the review by the FDA and other regulatory authorities of our regulatory submissions made, which we announced in December 2024, for the treatment of thalassemia; continue to advance and expand clinical development of tebapivat, our novel PK activator; continue to advance clinical development of AG-181, our PAH stabilizer; continue preclinical development of AG-236, a licensed siRNA development candidate pursuant to our license agreement with Alnylam; expand and protect our intellectual property portfolio, including by in-licensing or acquiring assets for pipeline growth; and hire additional commercial and development personnel.

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

Cost of Sales
Cost of sales consists primarily of manufacturing costs for sales of PYRUKYND®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of PYRUKYND® recorded during the three months ended March 31, 2025 and 2024 were expensed prior to February 17, 2022, and, therefore, are not included in costs of sales during the three months ended March 31, 2025 and 2024. The amounts excluded from cost of sales were not significant during the three months ended March 31, 2025 and 2024.
Inventories are reviewed periodically to identify excess or obsolete inventory based on projected sales activity as well as product shelf-life. Expired inventory is disposed of, and the related costs are recognized as cost of sales in our consolidated statements of operations, when, based on the expiry date, we do not believe we are able to sell the inventory. We have not reserved for excess or obsolete inventory during the three months ended March 31, 2025 and 2024.

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
We are evaluating PYRUKYND® in numerous clinical trials, including the following:
•An extension study evaluating the long-term safety, tolerability and efficacy of treatment with PYRUKYND® in patients from ENERGIZE, our completed phase 3, double-blind, randomized, placebo-controlled multicenter study pivotal trial of PYRUKYND® in adults with non-transfusion-dependent alpha- or beta-thalassemia. We announced topline data for ENERGIZE in January 2024 and a more detailed analysis of the data in June 2024. A total of 194 patients were enrolled in the study, with 130 randomized to PYRUKYND® 100 mg twice-daily, or BID, and 64 randomized to matched placebo. 122 patients (93.8%) in the PYRUKYND® arm and 62 patients (96.9%) in the placebo arm completed the 24-week double-blind period of the study. The study met the primary endpoint of hemoglobin response, where treatment with PYRUKYND® demonstrated a statistically significant increase in hemoglobin response compared to placebo, as 42.3% of patients in the PYRUKYND® arm achieved a hemoglobin response, compared to 1.6% of patients in the placebo arm (2-sided p<0.0001). Treatment with PYRUKYND® also demonstrated statistically significant improvements compared to placebo for both key secondary endpoints: (i) change from baseline in average Functional

Assessment of Chronic Illness Therapy-Fatigue, or FACIT-Fatigue, subscale score from week 12 to week 24 and (ii) change from baseline in average hemoglobin concentration from week 12 to week 24. During the 24-week double-blind period, four (3.1%) subjects in the PYRUKYND® arm experienced adverse events, or AEs, leading to discontinuation, and there were no AEs in the placebo arm leading to discontinuation. AEs that led to discontinuation in the PYRUKYND® arm were thrombocytopenia, arthralgia, abdominal distension, and 5 concurrent laboratory adverse events (alanine aminotransferase increase, aspartate aminotransferase increase, blood bilirubin increase, blood LDH increase, and international normalized ratio increase), all in one patient each.
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
Based on the results of the ENERGIZE and ENERGIZE-T trials, in December 2024 we announced that we filed regulatory applications for PYRUKYND® for the treatment of adult patients with non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia with the FDA, EMA and Kingdom of Saudi Arabia and United Arab Emirates health authorities and we included in our regulatory applications hepatocellular injury as an important potential risk of PYRUKYND® in patients with thalassemia and proposed monthly monitoring of liver tests for the first six months of treatment with PYRUKYND®. We updated our PYRUKYND® clinical trial protocols across all indications to incorporate monthly monitoring of liver tests for the first six months of treatment and updated the U.S. Prescribing Information, or USPI, for PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency to reflect the aforementioned risk of hepatocellular injury and recommended monitoring.
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
•Extension studies evaluating the long-term safety, tolerability and efficacy of treatment with PYRUKYND® in pediatric patients from ACTIVATE-kids and ACTIVATE-kidsT, our completed double-blind phase 3 studies evaluating the efficacy and safety of PYRUKYND® as a potential treatment for PK deficiency in not regularly transfused and regularly transfused patients between one and 18 years old, respectively.
We announced topline data for ACTIVATE-kidsT in August 2024. A total of 49 patients were enrolled in ACTIVATE-kidsT, with 32 randomized to mitapivat twice-daily and 17 randomized to matched placebo. 30 patients (93.8%) in the mitapivat arm and 16 (94.1%) in the placebo arm completed the 32-week double-blind period of the study. The primary endpoint of ACTIVATE-kidsT is transfusion reduction response, defined as ≥33% reduction in total RBC transfusion volume from week 9 through week 32 of the double-blind period. Using Bayesian methodology, the prespecified statistical criterion for the primary endpoint in ACTIVATE-kidsT was not met using low or moderate borrowing of data from the ACTIVATE-T study in adults. In the study, 28.1% of patients in the mitapivat arm achieved the primary endpoint of transfusion reduction response, compared to 11.8% of patients in the placebo arm. Transfusion-free response and normal hemoglobin response were secondary endpoints in this study and only observed in patients in the mitapivat arm. In the 32-week double-blind treatment period, mitapivat was generally safe and well-tolerated, with safety results consistent with the safety profile for mitapivat previously observed in adults with PK deficiency who are regularly transfused.
We announced topline data for ACTIVATE-kids in February 2025. A total of 30 patients were enrolled in ACTIVATE-kids, with 19 randomized to mitapivat twice-daily and 11 randomized to matched placebo. All patients in both treatment arms completed the 20-week double-blind period of the study. The primary endpoint of ACTIVATE-kids is percentage of patients with hemoglobin response, defined as ≥1.5 g/dL increase in hemoglobin concentration from baseline that is sustained at two or more scheduled assessments at weeks 12, 16, and 20 during the double-blind period. Using Bayesian methodology, the prespecified statistical criterion for the primary endpoint in ACTIVATE-kids was met using a range of relative borrowing from the adult ACTIVATE study, for all possible borrowing weights (ranging from 0 to 1). In addition, the pre-specified supportive analysis based on traditional methodology comparing the hemoglobin response rate for mitapivat versus placebo provided further evidence that the primary endpoint was met. There were 31.6% of patients in the mitapivat arm achieving a hemoglobin response compared to 0% of patients in the placebo arm; the 95% confidence interval for the difference in hemoglobin response rates between mitapivat and placebo was >0 (95% CI=10.8% to 52.7%). In addition, improvements in changes from baseline for markers of hemolysis (indirect bilirubin, lactate dehydrogenase and haptoglobin) were observed in the mitapivat arm compared to the placebo arm. In the 20-week double-blind period of the study, a similar proportion of patients had AEs in the mitapivat and placebo arms and there were no discontinuations of study treatment due to AEs or for any reason. The safety results from the trial were consistent with the safety profile for mitapivat previously observed for adult patients with PK deficiency who are not regularly transfused.
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
Tebapivat: Novel PK Activator
We are developing tebapivat, a novel PK activator for the potential treatment of LR MDS and SCD. Tebapivat has been granted orphan drug designation for the treatment of MDS by the FDA.
We have completed a phase 1 clinical trial evaluating tebapivat in healthy volunteers and patients with SCD, and we expect to begin patient enrollment in a phase 2 clinical trial of tebapivat in adult patients with SCD in mid-2025.
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
Other Programs
In addition to the aforementioned development programs, we are developing AG-181, a PAH stabilizer for the potential treatment of PKU, for which we filed an IND in December 2023. We initiated a phase 1 clinical trial of AG-181 in healthy volunteers in the first quarter of 2024. Also, in July 2023, we entered into a license agreement with Alnylam for the development and commercialization of products containing or comprised of an siRNA preclinical development candidate discovered by Alnylam and targeting the TMPRSS6 gene, and we have begun preclinical development of a product candidate, AG-236, for the potential treatment of patients with PV. We expect to file an IND with the FDA for AG-236 for the treatment of PV in mid-2025.
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

Critical Accounting Estimates
Our critical accounting estimates are those which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We have determined that our most critical accounting estimates are those relating to revenue recognition, accrued research and development expenses and stock-based compensation. As of March 31, 2025, there have been no material changes to our existing critical accounting estimates discussed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
Results of Operations
Comparison of the three months ended March 31, 2025 and 2024
Revenues

	Three Months Ended March 31,
(In thousands)	2025	2024
Revenues:
Product revenue, net	$8,726	$8,189
Total revenue	$8,726	$8,189
Total Revenue - Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024 – The increase in total revenue of $0.5 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was due to increased volume associated with PYRUKYND®.
Total Operating Expenses

	Three Months Ended March 31,
(In thousands)	2025	2024
Operating expenses:
Cost of sales	$1,085	$627
Research and development	72,743	68,620
Selling, general and administrative	41,527	31,014
Total operating expenses	$115,355	$100,261
Total Operating Expenses - Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024 – The increase in total operating expenses of $15.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to an increase in selling, general and administrative expenses of $10.5 million, driven by an increase in commercial-related activities as we prepare for the potential approval of PYRUKYND® in thalassemia, and an increase in research and development expenses of $4.1 million which is described below under Research and Development Expenses.
Research and Development Expenses
Our research and development expenses, by major program, are outlined in the table below:

	Three Months Ended March 31,
(In thousands)	2025	2024
PK activator (PYRUKYND®)	$21,321	$26,036
Novel PK activator (tebapivat)	5,388	1,895
Other research and platform programs	3,444	3,685
Total direct research and development expenses	30,153	31,616
Compensation and related expenses	32,990	27,634
Facilities and IT related expenses & other	9,600	9,370
Total indirect research and development expenses	42,590	37,004
Total research and development expense	$72,743	$68,620

Total Research and Development Expenses - Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024 – The increase in total research and development expenses of $4.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to a $5.6 million increase in our indirect expenses, partially offset by a $1.5 million decrease in our direct expenses. The increase in our indirect expenses was primarily due to an increase in compensation and related expenses, driven principally by workforce-related expenses. The decrease in direct expenses was primarily due to a decrease in PYRUKYND® costs due to lower process development expenses, lower costs associated with the phase 3 ENERGIZE and ENERGIZE-T trials and lower costs associated with the phase 3 ACTIVATE-Kids and ACTIVATE-KidsT trials. This was partially offset by an increase in tebapivat costs due to increased costs associated with clinical trials of tebapivat in patients with LR MDS, increased process development expenses and increased costs associated with clinical trials of tebapivat in patients with SCD.
Other Income and Expense

	Three Months Ended March 31,
(In thousands)	2025	2024
Interest income, net	$16,087	$8,889
Other income, net	1,253	1,634
Other Income and Expense - Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024 – The increase in interest income, net in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily attributable to increased return on our investments and an increased investment balance.

Net Loss

	Three Months Ended March 31,
(In thousands)	2025	2024
Net loss	$(89,289)	$(81,549)
Net Loss - Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024 – The increase in net loss for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily driven by the increase in selling, general and administrative expenses discussed above in Total Operating Expenses and the increase in research and development expenses discussed above in Research and Development Expenses, partially offset by the increase in interest income, net discussed above in Other Income and Expense.

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
On March 31, 2021, we completed the sale of our oncology business to Servier. The transaction included the sale of our oncology business, including TIBSOVO®, our clinical-stage product candidates vorasidenib, AG-270 and AG-636, and our oncology research programs for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and the right to the Vorasidenib Milestone Payment, as well as a royalty of 5% of U.S. net sales of TIBSOVO® from the close of the transaction through loss of exclusivity, and the Vorasidenib Royalty Rights. The Vorasidenib Milestone Payment, Vorasidenib Royalty Rights and royalty payments related to TIBSOVO® are referred to as contingent payments and recognized as income when realizable. Servier also acquired our co-commercialization rights for Bristol Myers Squibb's IDHIFA® and the right to receive a $25.0 million potential milestone payment under our prior collaboration agreement with Celgene, and following the sale Servier has agreed to conduct certain clinical development activities within the IDHIFA® development program. As discussed in Note 1, Overview and Basis of Presentation, in October 2022, we sold our rights to the royalty on U.S. net sales of TIBSOVO® to Sagard for $131.8 million, but we retained our rights to the Vorasidenib Milestone Payment and Vorasidenib Royalty Rights.
In August 2024, the FDA approved vorasidenib for adult and pediatric patients 12 years and older with Grade 2 astrocytoma or oligodendroglioma with a susceptible IDH1 or IDH2 mutation, following surgery including biopsy, sub-total resection, or gross total resection. In September 2024, we received the Vorasidenib Milestone Payment from Servier and recognized income of $200.0 million within the milestone payment from gain on sale of oncology business line item in our consolidated statements of operations for the three months ended September 30, 2024. In May 2024, we entered into a purchase and sale agreement to sell the Vorasidenib Royalty Rights to Royalty Pharma Investments 2019 ICAV, or Royalty Pharma, for $905.0 million in cash, or the Upfront Payment. The sale was contingent upon FDA approval of vorasidenib and other customary closing conditions.
Upon consummation of the sale in August 2024, Royalty Pharma acquired 100% of the Vorasidenib Royalty Rights payments made by Servier on account of up to $1.0 billion in U.S. net sales for each calendar year. In addition, any such Vorasidenib Royalty Rights payments made by Servier on account of U.S. net sales in each calendar year in excess of $1.0 billion will be split, with Royalty Pharma having the rights to a 12% earn-out on those excess payments and Agios retaining the rights to a 3% earn-out on those excess payments, or the Retained Earn-Out Rights. As a result of the sale, we recognized income of $889.1 million ($905.0 million net of fees of $15.9 million) within the gain on sale of contingent payments line item in our consolidated statements of operations for the three months ended September 30, 2024. Royalty income related to the Retained Earn-Out Rights, if any, will be recognized in the period when realizable.
Our cash, cash equivalents and marketable securities balance was $1.4 billion at March 31, 2025. The Retained Earn-Out Rights discussed above are our only committed potential external sources of funds. We cannot predict what success, if any, Servier may have in the United States with respect to the sale of vorasidenib, and consequently, we cannot estimate the amount of payments, if any, we may receive on account of the Retained Earn-Out Rights.
Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024
Net cash used in operating activities	$(111,489)	$(99,867)
Net cash provided by investing activities	112,587	124,562
Net cash provided by financing activities	1,619	5,864
Net change in cash and cash equivalents	$2,717	$30,559
Net cash used in operating activities. Cash used in operating activities of $111.5 million during the three months ended March 31, 2025 was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received from interest income of $16.1 million and product revenues of $10.4 million.
Cash used in operating activities of $99.9 million during the three months ended March 31, 2024 was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received from interest income of $10.5 million and product revenues of $8.6 million.
Net cash provided by investing activities. Cash provided by investing activities of $112.6 million during the three months ended March 31, 2025 was primarily due to higher proceeds from maturities and sales of marketable securities than purchases of marketable securities.
Cash provided by investing activities of $124.6 million during the three months ended March 31, 2024 was primarily due to higher proceeds from maturities and sales of marketable securities than purchases of marketable securities.
Net cash provided by financing activities. Cash provided by financing activities of $1.6 million during the three months ended March 31, 2025, was due to net proceeds received from stock option exercises and purchases made pursuant to our 2013 Employee Stock Purchase Plan, or 2013 ESPP.

Cash provided by financing activities of $5.9 million during the three months ended March 31, 2024 was the result of net proceeds received from stock option exercises and purchases made pursuant to our 2013 ESPP.
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
We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2025, together with anticipated product revenue and interest income, will provide the financial independence to prepare for potential PYRUKYND®

commercial launches in thalassemia and SCD, advance our existing programs, and opportunistically expand our pipeline through both internally and externally discovered assets. Our expectations regarding our long-term funding requirements are based on assumptions that may prove to be wrong, and we may need additional capital resources to fund our operating plans and capital expenditure requirements.
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
Contractual Obligations
During the three months ended March 31, 2025, there were no material changes to our contractual obligations and commitments described under Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of March 31, 2025 and December 31, 2024, we had cash, cash equivalents and marketable securities of $1.4 billion and $1.5 billion, respectively, consisting primarily of investments in U.S. Treasuries, government securities, corporate debt securities and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point change in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs and contract manufacturing organizations that are located in Asia and Europe and are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2025 and December 31, 2024, we had minimal or no liabilities denominated in foreign currencies.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our ability to generate meaningful revenue from PYRUKYND® will depend heavily on our successful development and commercialization of the product. We generated $8.7 million and $8.2 million of net product revenues from sales of PYRUKYND® in the three months ended March 31, 2025 and 2024, respectively. In connection with our regulatory approval in the EU and Great Britain, we are currently providing access to PYRUKYND® on a free of charge basis for eligible patients in those jurisdictions through a global managed access program. We provide access to PYRUKYND® for adult patients with PK deficiency in other jurisdictions upon request through the global managed access program, on either a free of charge or for charge basis. Beyond the global managed access program, we continue to evaluate options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities, such as the NewBridge Agreement.
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
We have a history of incurring operating losses. Our net losses for the three months ended March 31, 2025 and 2024 were $89.3 million and $81.5 million, respectively. As of March 31, 2025, we had an accumulated deficit of $238.2 million. Prior to the sale of our oncology business to Servier in March 2021, we had generated only modest revenue from sales of TIBSOVO® and, prior to our sale to Royalty Pharma of our royalty rights to IDHIFA®, from royalties on sales of IDHIFA®. Following receipt of marketing approval in February 2022, we have begun to commercialize PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. In December 2024, we announced that we submitted an sNDA to the FDA for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia, which was accepted with standard review by the FDA and granted a PDUFA goal date of September 7, 2025. Also in December 2024, we announced that we submitted a MAA to the EMA, and regulatory applications to the Kingdom of Saudi Arabia and United Arab Emirates health authorities for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia.
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
In addition, we currently rely on foreign third-party manufacturers and/or CROs, including those in China, and will likely continue to rely on foreign third-party manufacturers and/or CROs in the future. Foreign third-party manufacturers and/or CROs may be subject to U.S. legislation, including sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material or services available to us, delay the procurement or supply of such material or services, or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. Moreover, in September 2024, the U.S. House of Representatives passed the BIOSECURE Act, and the Senate advanced a substantially similar bill, but it did not pass. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies like ours to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise received funding from, the U.S. government, and it is possible that some of our contractual counterparties could be impacted. Such disruptions could have adverse effects on the development of our product candidates and our business operations.
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
We will need to carefully navigate the FDA’s regulations and this guidance to ensure compliance with the agency’s provisions governing promotion of our products.
Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development program and develop and secure approval of our product candidates in a timely manner, which would negatively impact our business.
The FDA and comparable regulatory agencies in foreign jurisdictions, such as the EMA and Committee for Medicinal Products for Human Use, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including INDs, requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.
For example, the recent loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. Pursuant to President Trump's E.O. 14210, the Secretary of HHS announced on March 27, 2025, a reorganization and Reduction in Force, or RIF, across the HHS of approximately 20,000 employees, with FDA’s workforce to decrease by 3,500 full-time employees. Shortly thereafter, thousands of employees at the FDA were fired on April 1, 2025. Subsequently, there have been reports from the preliminary budget memorandum for HHS that the administration will propose an additional 30% cut in the overall budget for the Department, with a reduction of $700 million in funding at the FDA for the 2026 federal fiscal year.
Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under PDUFA, it remains unclear how the administration’s RIF and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA RIF did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays or disruptions in PDUFA reviews and related activities.
There is also substantial uncertainty as to how regulatory reform measures being implemented by the Trump administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, the President has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the agency’s review and processing of our regulatory submissions, including INDs and NDAs, our business would be negatively impacted.
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

On April 15, 2025, President Trump issued an executive order which directs HHS to take steps to reduce the prices of pharmaceutical products and repeats many of the proposals advanced during the first Trump administration, including directing the FDA to streamline and improve its existing drug importation program so as to make it easier for states to obtain approval without sacrificing the safety or quality of drug products. Other provisions of the executive order relate to the 340B program. Specifically, one provision calls on the Secretary of HHS to determine the hospital acquisition cost for covered outpatient drugs at hospital outpatient departments and to consider and propose any appropriate adjustments for Medicare payment. The other provision directs HHS to condition grant funding to certain health centers on those centers passing through the 340B discounts they receive on insulin and injectable epinephrine products to patients who meet certain requirements. With respect to the IRA’s Medicare drug pricing program, the executive order, among other things, calls for alignment in “the treatment of small molecule prescription drugs with that of biological products, ending the distortion that undermines relative investment in small molecule prescription drugs, coupled with other reforms to prevent any increase in overall costs to Medicare and its beneficiaries.”

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

Changes in and uncertainty surrounding U.S. trade policy could have a material adverse impact on our business, financial condition and results of operations.
The Trump administration has recently imposed a series of tariffs on U.S. trading partners. On April 2, 2025, the President issued an executive order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China. The 10% baseline reciprocal tariff on all countries remains in effect, in addition to the tariffs on China (a minimum of 145% as of April 24, 2025) and Canada and Mexico (25% as of April 24, 2025) for goods that are not covered by the USMCA). Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on contract development and manufacturing organizations and other service providers that operate in China.
Separately, on April 16, 2025, the U.S. Department of Commerce announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. The investigation will examine the impact of these imports on U.S. national security culminating in a decision by the President whether to take action to remedy any identified threats, including by imposing additional tariffs. The statute provides that the Commerce Department report must be completed within 270 days of initiation of the investigation and that the President must decide whether to act within 90 days of receiving the report.
As a result of changes in tariffs that have been announced and/or implemented, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact to our costs of materials and production processes, and supply chain disruptions and delays as a result of any new tariff policies or trade restrictions. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.
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
As of March 31, 2025, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Under Section 382 and 383 of the Code and corresponding provisions of state law, if a company undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership by certain stockholders over a three-year period, the company’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income may be limited. Our prior equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. We completed a review of our changes in ownership through March 31, 2025, and determined that we did not have a qualified ownership change since our last review as of December 31, 2024. Future ownership changes under Section

382 may limit the amount of net operating loss and tax credit carryforwards that we could potentially utilize to reduce future tax liabilities.
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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Sarah Gheuens, M.D., Ph.D. (Chief Medical Officer, Head of Research & Development)	Adoption (February 25, 2025)	Rule 10b5-1 trading arrangement	Sale	Through and including May 27, 2026	Up to 98,067 shares

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation	8-K	001-36014	July 30, 2013	3.1
3.2	Third Amended and Restated By-Laws	8-K	001-36014	March 3, 2023	3.1
31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are not embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)					X

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

AGIOS PHARMACEUTICALS, INC.

May 1, 2025	By:	/s/ Brian Goff
Brian Goff Chief Executive Officer (principal executive officer)

May 1, 2025	By:	/s/ Cecilia Jones
Cecilia Jones Chief Financial Officer (principal financial officer)