Form 10-Q
period 2025-06-30
AGIOS PHARMACEUTICALS, INC.
filed 2025-07-31
CIK 1439222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 25, 2025: 58,101,518

AGIOS PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)
AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$80,871	$76,247
Marketable securities	858,066	817,463
Accounts receivable, net	4,986	4,109
Inventory	30,848	27,616
Prepaid expenses and other current assets	44,693	40,165
Total current assets	1,019,464	965,600
Marketable securities	400,467	638,321
Operating lease assets	36,785	42,879
Property and equipment, net	10,579	11,675
Other non-current assets	3,942	4,724
Total assets	$1,471,237	$1,663,199
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,532	$16,643
Accrued expenses	35,289	46,861
Income taxes payable	—	871
Operating lease liabilities	17,589	16,781
Total current liabilities	70,410	81,156
Operating lease liabilities, net of current portion	31,171	40,207
Other non-current liabilities	101	880
Total liabilities	101,682	122,243
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 74,254,956 shares issued and 58,038,545 shares outstanding at June 30, 2025, and 73,372,696 shares issued and 57,156,285 shares outstanding at December 31, 2024	74	73
Additional paid-in capital	2,521,545	2,493,811
Accumulated other comprehensive income (loss)	655	(1,518)
Treasury stock, at cost (16,216,411 shares at June 30, 2025 and December 31, 2024)	(802,486)	(802,486)
Accumulated deficit	(350,233)	(148,924)
Total stockholders’ equity	1,369,555	1,540,956
Total liabilities and stockholders’ equity	$1,471,237	$1,663,199
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Revenues:
Product revenue, net	$12,455	$8,615	$21,181	$16,804
Total revenue	12,455	8,615	21,181	16,804
Operating expenses:
Cost of sales	$1,702	$1,495	$2,787	$2,122
Research and development	91,940	77,401	164,683	146,021
Selling, general and administrative	45,869	35,536	87,396	66,550
Total operating expenses	139,511	114,432	254,866	214,693
Loss from operations	(127,056)	(105,817)	(233,685)	(197,889)
Interest income, net	14,513	8,120	30,600	17,009
Other income, net	523	1,579	1,776	3,213
Net loss	$(112,020)	$(96,118)	$(201,309)	$(177,667)
Net loss per share - basic and diluted	$(1.93)	$(1.69)	$(3.49)	$(3.14)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	57,932,576	56,802,546	57,697,193	56,593,011
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net loss	$(112,020)	$(96,118)	$(201,309)	$(177,667)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	290	42	2,173	(604)
Comprehensive loss	$(111,730)	$(96,076)	$(199,136)	$(178,271)
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2024	73,372,696	$73	$2,493,811	$(1,518)	$(148,924)	(16,216,411)	$(802,486)	$1,540,956
Unrealized gain on available-for-sale securities	—	—	—	1,883	—	—	—	1,883
Common stock issued under stock incentive plan and ESPP	730,496	1	1,618	—	—	—	—	1,619
Stock-based compensation expense	—	—	11,359	—	—	—	—	11,359
Net loss	—	—	—	—	(89,289)	—	—	(89,289)
Balance at March 31, 2025	74,103,192	$74	$2,506,788	$365	$(238,213)	(16,216,411)	$(802,486)	$1,466,528
Unrealized gain on available-for-sale securities	—	—	—	290	—	—	—	290
Common stock issued under stock incentive plan and ESPP	151,764	—	65	—	—	—	—	65
Stock-based compensation expense	—	—	14,692	—	—	—	—	14,692
Net loss	—	—	—	—	(112,020)	—	—	(112,020)
Balance at June 30, 2025	74,254,956	$74	$2,521,545	$655	$(350,233)	(16,216,411)	$(802,486)	$1,369,555

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2023	72,161,489	$72	$2,436,523	$(441)	$(822,649)	(16,216,411)	$(802,486)	$811,019
Unrealized loss on available-for-sale securities	—	—	—	(646)	—	—	—	(646)
Common stock issued under stock incentive plan and ESPP	806,433	1	5,863	—	—	—	—	5,864
Stock-based compensation expense	—	—	9,234	—	—	—	—	9,234
Net loss	—	—	—	—	(81,549)	—	—	(81,549)
Balance at March 31, 2024	72,967,922	$73	$2,451,620	$(1,087)	$(904,198)	(16,216,411)	$(802,486)	$743,922
Unrealized gain on available-for-sale securities	—	—	—	42	—	—	—	42
Common stock issued under stock incentive plan and ESPP	123,568	—	1,099	—	—	—	—	1,099
Stock-based compensation expense	—	—	11,565	—	—	—	—	11,565
Net loss	—	—	—	—	(96,118)	—	—	(96,118)
Balance at June 30, 2024	73,091,490	$73	$2,464,284	$(1,045)	$(1,000,316)	(16,216,411)	$(802,486)	$660,510
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2025	2024
Operating activities
Net loss	$(201,309)	$(177,667)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	2,537	2,941
Stock-based compensation expense	26,051	20,799
Net accretion of discount on marketable securities	(3,768)	(5,136)
Loss (gain) on disposal of property and equipment	5	(39)
Non-cash operating lease expense	6,094	5,659
Expense associated with license agreement	10,000	—
Realized gain on investments	(2)	(153)
Changes in operating assets and liabilities:
Accounts receivable, net	(877)	(952)
Inventory	(3,232)	(4,861)
Prepaid expenses and other current and non-current assets	(3,746)	486
Accounts payable	1,084	268
Accrued expenses and other current liabilities	(11,572)	(6,425)
Income taxes payable	(871)	—
Operating lease liabilities	(8,228)	(7,376)
Other non-current liabilities	(779)	—
Net cash used in operating activities	(188,613)	(172,456)
Investing activities
Purchases of marketable securities	(305,700)	(348,604)
Proceeds from maturities and sales of marketable securities	508,894	510,669
Payments associated with license agreement	(10,000)	—
Purchases of property and equipment	(1,641)	(299)
Proceeds from sale of equipment	—	40
Net cash provided by investing activities	191,553	161,806
Financing activities
Net proceeds from stock option exercises and employee stock purchase plan	1,684	6,963
Net cash provided by financing activities	1,684	6,963
Net change in cash and cash equivalents	4,624	(3,687)
Cash and cash equivalents at beginning of the period	76,247	88,205
Cash and cash equivalents at end of the period	$80,871	$84,518

Supplemental disclosure of non-cash investing and financing transactions
Additions to property and equipment in accounts payable	$122	$42
Net cash taxes paid (returned)	$1,503	$(603)

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
In addition, we are currently evaluating PYRUKYND® for the treatment of sickle cell disease, or SCD. We are also developing (i) tebapivat, a novel PK activator, for the potential treatment of lower-risk myelodysplastic syndromes, or LR MDS, and SCD; (ii) AG-181, our phenylalanine hydroxylase, or PAH, stabilizer for the potential treatment of phenylketonuria, or PKU; and (iii) AG-236, an siRNA in-licensed from Alnylam Pharmaceuticals, Inc., or Alnylam, targeting the transmembrane serine protease 6, or TMPRSS6 gene for the potential treatment of polycythemia vera, or PV.
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
In accordance with the license agreement, we are responsible to pay up to $130.0 million in potential development and regulatory milestones, in addition to sales milestones as well as tiered royalties on annual net sales, if any, of licensed products, which may be subject to specified reductions and offsets. In the three months ended June 30, 2025, we achieved a regulatory milestone that triggered a $10.0 million payment to Alnylam, which we recorded within research and development expenses in our condensed consolidated statements of operations.

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
Basis of Presentation
The condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations, comprehensive loss and stockholders' equity for the three and six months ended June 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of June 30, 2025, our results of operations and stockholders' equity for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and six-month periods are also unaudited. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. The condensed consolidated balance sheet data as of December 31, 2024 was derived from our audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the Securities and Exchange Commission, or SEC, on February 13, 2025.
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
Liquidity
As of June 30, 2025, we had cash, cash equivalents and marketable securities of $1.3 billion. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities to be sufficient to fund current operations for at least the next twelve months from the issuance of the financial statements. If we are unable to raise additional funds through equity or debt financings, we may be required to delay, limit, reduce or terminate product development or future commercialization efforts, or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
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
The following table summarizes our cash equivalents and marketable securities measured at fair value and by level on a recurring basis as of June 30, 2025:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$37,669	$16,282	$—	$53,951
Total cash equivalents	37,669	16,282	—	53,951

Marketable securities:
Certificates of deposit	$—	$7,511	$—	$7,511
U.S. Treasuries	—	264,642	—	264,642
Government securities	—	226,357	—	226,357
Corporate debt securities	—	760,023	—	760,023
Total marketable securities	—	1,258,533	—	1,258,533
Total cash equivalents and marketable securities	$37,669	$1,274,815	$—	$1,312,484
Cash equivalents and marketable securities have been initially valued at the transaction price and are subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2025.

There have been no changes to the valuation methods during the six months ended June 30, 2025, and we had no financial assets or liabilities that were classified as Level 3 at any point during the six months ended June 30, 2025.
4. Marketable Securities
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and are recorded at fair value. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets and statements of stockholders’ equity, and a component of total comprehensive income (loss) in the condensed consolidated statements of comprehensive loss, until realized. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the condensed consolidated balance sheets with a corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive income, net of taxes. Realized gains and losses are included in investment income on a specific-identification basis. There were no material realized gains or losses on marketable securities for the three and six months ended June 30, 2025 or 2024.
Marketable securities at June 30, 2025 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$7,508	$3	$—	$7,511
U.S. Treasuries	144,432	65	(132)	144,365
Government securities	131,602	3	(108)	131,497
Corporate debt securities	574,751	265	(323)	574,693
Total current	858,293	336	(563)	858,066

Non-current:
U.S. Treasuries	119,706	579	(8)	120,277
Government securities	94,964	28	(132)	94,860
Corporate debt securities	184,915	450	(35)	185,330
Total non-current	399,585	1,057	(175)	400,467
Total marketable securities	$1,257,878	$1,393	$(738)	$1,258,533
Marketable securities at December 31, 2024 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$10,374	$11	$—	$10,385
U.S. Treasuries	173,465	153	(27)	173,591
Government securities	167,970	103	(75)	167,998
Corporate debt securities	465,427	321	(259)	465,489
Total current	817,236	588	(361)	817,463

Non-current:
U.S. Treasuries	107,725	106	(303)	107,528
Government securities	112,175	3	(469)	111,709
Corporate debt securities	420,166	181	(1,263)	419,084
Total non-current	640,066	290	(2,035)	638,321
Total marketable securities	$1,457,302	$878	$(2,396)	$1,455,784
As of June 30, 2025 and December 31, 2024, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale.
As of June 30, 2025 and December 31, 2024, we held 123 and 213 debt securities, respectively, that were in an unrealized loss position for less than one year. We did not record an allowance for credit losses as of June 30, 2025 and December 31, 2024 related to these securities. The aggregate fair value of debt securities in an unrealized loss position at June 30, 2025 and December 31, 2024 was $626.8 million and $768.1 million, respectively. There were no individual securities that were in a significant unrealized loss position as of June 30, 2025 and December 31, 2024. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We do not consider these marketable securities to be impaired as of June 30, 2025 and December 31, 2024.
5. Inventory
Inventory, which consists of commercial supply of PYRUKYND®, consisted of the following:

(In thousands)	June 30, 2025	December 31, 2024
Raw materials	$89	$89
Work-in-process	27,207	24,509
Finished goods	3,552	3,018
Total inventory	$30,848	$27,616
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
The components of lease expense and other information related to leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Operating lease costs	$3,806	$3,806	$7,613	$7,613
Cash paid for amounts included in the measurement of operating lease liabilities	4,911	4,678	9,748	9,331
We have not entered into any material short-term leases or financing leases as of June 30, 2025.
In arriving at the operating lease liabilities as of June 30, 2025 and December 31, 2024, we applied the weighted-average incremental borrowing rate of 5.7% for both periods over a weighted-average remaining lease term of 2.7 and 3.2 years, respectively.
As of June 30, 2025, undiscounted minimum rental commitments under non-cancelable leases were as follows:

(In thousands)
Remaining 2025	$8,195
2026	20,151
2027	20,755
2028	3,479
Undiscounted minimum rental commitments	$52,580
Interest	(3,820)
Operating lease liabilities	$48,760
We provided our landlord a security deposit of $2.9 million as security for our leases, which is included within other non-current assets on our condensed consolidated balance sheet.

In August 2021, we entered into a long-term sublease agreement for 13,000 square feet of the office space at 38 Sidney Street, Cambridge, Massachusetts, which expired on December 31, 2024. In April 2022, we entered into a long-term sublease agreement for 27,000 square feet of the office space at 64 Sidney Street, Cambridge, Massachusetts, which expired on April 30, 2025.

In May 2023, we entered into a long-term sublease agreement for 7,407 square feet of office space on the first floor of 64 Sidney Street, Cambridge, Massachusetts, which expired on July 31, 2025. In July 2025, we entered into a long-term sublease agreement with a new tenant for the same space, which will begin in November 2025 with the term of the lease running through February 2028.

We recorded operating sublease income of $0.5 million and $1.6 million for the three months ended June 30, 2025 and 2024, respectively, and $1.8 million and $3.2 million for the six months ended June 30, 2025 and 2024, respectively, in other income, net in the condensed consolidated statements of operations. We hold security deposits from our sublessee of approximately $0.1 million which is recorded within other non-current assets on our condensed consolidated balance sheet.

As of June 30, 2025, the future minimum lease payments to be received under the long-term sublease agreements were as follows:

(In thousands)
Remaining 2025	$31
Total	$31
7. Accrued Expenses
Accrued expenses consisted of the following:

(In thousands)	June 30, 2025	December 31, 2024
Accrued compensation	$15,323	$29,935
Accrued research and development costs	13,065	10,548
Accrued professional fees	3,153	4,316
Accrued other	3,748	2,062
Total accrued expenses	$35,289	$46,861
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
Product revenue, net, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Product revenue, net	$12,455	$8,615	$21,181	$16,804
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
The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2025:

(In thousands)	Contractual Adjustments	Government Rebates	Returns/ Replacement	Total
Balance at December 31, 2024	$253	$1,354	$489	$2,096
Current provisions relating to sales in the current year	733	1,298	256	2,287
Adjustments relating to prior years	(51)	(83)	—	(134)
Payments/returns relating to sales in the current year	(610)	(428)	—	(1,038)
Payments/returns relating to sales in the prior years	(202)	(462)	—	(664)
Balance at June 30, 2025	$123	$1,679	$745	$2,547
Total revenue-related reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In thousands)	June 30, 2025	December 31, 2024
Reduction of accounts receivable	$104	$124
Component of accrued expenses	2,443	1,972
Total revenue-related reserves	$2,547	$2,096
The following table presents changes in our contract assets during the six months ended June 30, 2025:

(In thousands)	December 31, 2024	Additions	Deductions	June 30, 2025
Contract assets(1)
Accounts receivable, net	$4,109	$23,333	$(22,456)	$4,986
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
As of June 30, 2025, the maximum number of shares reserved under the 2013 Plan, the 2023 Plan and the inducement grants described above was 12,661,855, and we had 3,664,151 shares available for future issuance under the 2023 Plan.
Stock options
The following table presents stock option activity for the six months ended June 30, 2025:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2024	5,834,256	$43.48
Granted	885,023	33.40
Exercised	(3,783)	29.10
Cancelled/Forfeited	(80,385)	45.29
Expired	(210,536)	106.49
Outstanding at June 30, 2025	6,424,575	$40.01
Exercisable at June 30, 2025	4,243,623	$44.21
Vested and expected to vest at June 30, 2025	6,424,575	$40.01
At June 30, 2025, there was approximately $35.8 million of total unrecognized compensation expense related to unvested stock option awards, which we expect to recognize over a weighted-average period of approximately 2.57 years.
Restricted stock units
The following table presents RSU activity for the six months ended June 30, 2025:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2024	1,818,563	$30.31
Granted	1,114,325	33.16
Vested	(743,358)	30.06
Forfeited	(93,407)	30.56
Unvested shares at June 30, 2025	2,096,123	$31.90
As of June 30, 2025, there was approximately $53.6 million of total unrecognized compensation expense related to RSUs, which we expect to recognize over a weighted-average period of approximately 2.10 years.

Performance-based stock units
The following table presents PSU activity for the six months ended June 30, 2025:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2024	374,583	$29.45
Granted	185,450	33.25
Vested	(83,027)	26.35
Unvested shares at June 30, 2025	477,006	$31.47
Stock-based compensation expense associated with these PSUs is recognized if the underlying performance condition is considered probable of achievement using our management’s best estimates.
As of June 30, 2025, there was no unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered probable of achievement, and $15.0 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered not probable of achievement.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. We issued and sold 52,092 and 52,514 shares of common stock during the six months ended June 30, 2025 and 2024, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 2,363,636 shares of our common stock. As of June 30, 2025, we had 1,531,142 shares of common stock available for future issuance under the 2013 ESPP.
Stock-based compensation expense
Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Stock options	$4,622	$4,361	$9,022	$8,432
Restricted stock units	7,507	6,211	14,191	11,177
Performance-based stock units	2,188	750	2,188	750
Employee stock purchase plan	375	243	650	440
Total stock-based compensation expense	$14,692	$11,565	$26,051	$20,799

Expenses related to stock options and stock-based awards were allocated as follows in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Research and development expense	$5,336	$4,460	$9,940	$8,235
Selling, general and administrative expense	9,356	7,105	16,111	12,564
Total stock-based compensation expense	$14,692	$11,565	$26,051	$20,799
10. Loss per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net income (loss) per share calculation, stock options, RSUs and PSUs for which the performance and market vesting conditions, respectively, have been deemed probable, and 2013 ESPP shares are considered to be common stock equivalents, while PSUs with performance and market vesting conditions, respectively, that were not deemed probable as of June 30, 2025 are not considered to be common stock equivalents.

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
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,
	2025	2024
Stock options	6,424,575	5,996,025
Restricted stock units	2,096,123	1,860,408
Employee stock purchase plan shares	45,571	39,381
Total common stock equivalents	8,566,269	7,895,814
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
Our CEO manages and allocates resources to the operations of our company on a total company basis by assessing the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with our long-term company-wide strategic goals. In making these decisions, our CEO uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM performs this assessment based on our consolidated net income (loss). Through this analysis, the CODM assesses performance by comparing actual consolidated net income (loss) versus the budget, and then decides how to allocate resources to invest in our research and development programs. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.
The following table contains additional information on our consolidated revenue and net loss, including significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Product revenue, net	$12,455	$8,615	$21,181	$16,804
PK activator (PYRUKYND®) direct expenses - research and development	(29,809)	(27,968)	(51,130)	(54,004)
Compensation and related expenses - research and development	(27,594)	(27,476)	(60,584)	(55,110)
Total selling, general and administrative expenses	(45,869)	(35,536)	(87,396)	(66,550)
Other segment items*	(21,203)	(13,753)	(23,380)	(18,807)
Net loss	$(112,020)	$(96,118)	$(201,309)	$(177,667)
*Other segment items primarily include cost of sales, other research and development expenses and interest income.
12. Subsequent Events
On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was enacted in the United States, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. We are currently evaluating the impact of the OBBBA on our financial condition and results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Information
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024, and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 13, 2025. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management, and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, selling, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” “vision,” “will,” “would” or the negatives of these words and similar expressions are intended to identify these forward-looking statements, although not all forward-looking statements contain these identifying words. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2024. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.
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
In addition, we are currently evaluating PYRUKYND® for the treatment of sickle cell disease, or SCD. We are also developing (i) tebapivat, a novel PK activator, for the potential treatment of lower-risk myelodysplastic syndromes, or LR MDS, and SCD; (ii) AG-181, our phenylalanine hydroxylase, or PAH, stabilizer for the potential treatment of phenylketonuria, or PKU; and (iii) AG-236, an siRNA in-licensed from Alnylam Pharmaceuticals, Inc., or Alnylam, targeting the transmembrane serine protease 6, or TMPRSS6 gene for the potential treatment of polycythemia vera, or PV.

Alnylam License Agreement
On July 28, 2023, we entered into a license agreement with Alnylam under which we acquired the rights to develop and commercialize Alnylam’s novel preclinical siRNA targeting the TMPRSS6 gene, as a potential disease-modifying treatment for patients with PV.
In accordance with the license agreement, we are responsible to pay up to $130.0 million in potential development and regulatory milestones, in addition to sales milestones as well as tiered royalties on annual net sales, if any, of licensed products, which may be subject to specified reductions and offsets. In the three months ended June 30, 2025, we achieved a regulatory milestone that triggered a $10.0 million payment to Alnylam, which we recorded within research and development expenses in our condensed consolidated statements of operations.
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
Additionally, since inception, we have historically incurred significant operating losses. Our net loss for the six months ended June 30, 2025 was $201.3 million and our net loss for the six months ended June 30, 2024 was $177.7 million. As of June 30, 2025, we had an accumulated deficit of $350.2 million. We expect to continue to incur significant expenses and net losses until such time we are able to report profitable results. Our net losses may fluctuate significantly from year to year. We expect that we will continue to incur significant expenses as we continue to advance and expand clinical development and commercialization activities for PYRUKYND®, including with respect to the review by the FDA and other regulatory authorities of our regulatory submissions made for the treatment of thalassemia, which we announced in December 2024; continue to advance and expand clinical development of tebapivat, our novel PK activator; continue to advance clinical development of AG-181, our PAH stabilizer; continue clinical development of AG-236, a licensed siRNA development candidate pursuant to our license agreement with Alnylam; expand and protect our intellectual property portfolio, including by in-licensing or acquiring assets for pipeline growth; and hire additional commercial and development personnel.

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
In July 2024, we entered into a distribution agreement, or the NewBridge Agreement, with NewBridge Pharmaceuticals FZ-LLC, or NewBridge, pursuant to which we granted NewBridge the right to commercialize PYRUKYND® in Bahrain, Kuwait, Oman, Qatar, Saudi Arabia, and the United Arab Emirates, or the Gulf Cooperation Council region. In June 2025, we entered into a distribution agreement, or the Avanzanite Agreement, with Avanzanite Bioscience B.V., or Avanzanite, pursuant to which we granted Avanzanite the right to commercialize PYRUKYND® in the European Economic Area, Switzerland, and the U.K. For further discussion of our revenue recognition policy, see Note 8, Product Revenue, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
In the future, we expect to continue to generate revenue from product sales. We may also generate revenue from milestone payments, upfront payments or royalties on product sales under collaborations or licensing agreements that we may enter into in the future.

Cost of Sales
Cost of sales consists primarily of manufacturing costs for sales of PYRUKYND®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of PYRUKYND® recorded during the three and six months ended June 30, 2025 and 2024 were expensed prior to February 17, 2022, and, therefore, are not included in costs of sales during the three and six months ended June 30, 2025 and 2024. The amounts excluded from cost of sales were not significant during the three and six months ended June 30, 2025 and 2024.
Inventories are reviewed periodically to identify excess or obsolete inventory based on projected sales activity as well as product shelf-life. Expired inventory is disposed of, and the related costs are recognized as cost of sales in our consolidated statements of operations, when, based on the expiry date, we do not believe we are able to sell the inventory. We have not reserved for excess or obsolete inventory during the three and six months ended June 30, 2025 and 2024.

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
•launching commercial sales of the products, if and when approved, in the United States or in other jurisdictions, whether alone or in collaboration with others, including pursuant to the NewBridge Agreement and Avanzanite Agreement; and
•maintaining an acceptable safety profile of the products following approval.
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
We have full ownership rights to PYRUKYND® and expect to fund the future development and commercialization costs related to PYRUKYND®. In July 2024, we entered into a distribution agreement with NewBridge Pharmaceuticals FZ-LLC, or the NewBridge Agreement, pursuant to which we granted NewBridge the right to commercialize PYRUKYND® in the Gulf Cooperation Council region. In June 2025, we entered into a distribution agreement with Avanzanite Bioscience B.V., or the Avanzanite Agreement, pursuant to which we granted Avanzanite the right to commercialize PYRUKYND® in the European Economic Area, Switzerland, and the U.K. PYRUKYND® has been granted orphan drug designation for the treatment of PK deficiency by the FDA and the EMA. Additionally, PYRUKYND® has received orphan drug designation from the FDA for the treatment of thalassemia and SCD, orphan medicinal product designation from the EMA for the treatment of SCD, and breakthrough medicine designation from the Saudi Food and Drug Authority for the treatment of thalassemia.

We built our commercial infrastructure to support the commercialization of PYRUKYND® in adult PK deficiency in the United States, and have expanded this infrastructure to support the potential commercial launch of PYRUKYND® in thalassemia in the United States. In connection with our regulatory approvals in the EU and Great Britain, we are currently providing access to PYRUKYND® on either a free of charge or for charge basis for eligible patients in those jurisdictions through a global managed access program. We provide access to PYRUKYND® for adult patients with PK deficiency in other jurisdictions upon request through the global managed access program, on either a free of charge or for charge basis. Our global managed access program has not had a significant impact on our business, financial condition or results of operations. Beyond the global managed access program, we have entered into the NewBridge Agreement and the Avanzanite Agreement for commercialization of PYRUKYND® in certain regions outside of the United States and we continue to evaluate other options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities.
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
We have completed a phase 1 clinical trial evaluating tebapivat in healthy volunteers and patients with SCD, and initiated a phase 2 clinical trial of tebapivat in adult patients with SCD in the second quarter of 2025.
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
In November 2023, we announced that we achieved clinical proof-of-concept in the phase 2a portion of the trial. We observed that four of the 10 patients with low transfusion burden achieved the transfusion independence endpoint, and one of the 22 patients achieved the hemoglobin response endpoint in the 16-week treatment period. The safety profile observed was consistent with data reported in the healthy volunteer study of tebapivat. 19 patients elected to enroll in the extension period for up to 156 weeks. We evaluated the phase 2a trial results and assessed the impact of those results on the phase 2b portion of the protocol, and based on the data generated in the phase 2a portion of the trial, we increased the dosage levels evaluated in the phase 2b portion of the trial, which we initiated in the third quarter of 2024. We expect to complete enrollment in this phase 2b trial in late 2025.
Other Programs
In addition to the aforementioned development programs, we are developing AG-181, a PAH stabilizer for the potential treatment of PKU, for which we filed an IND in December 2023. We initiated a phase 1 clinical trial of AG-181 in healthy volunteers in the first quarter of 2024, and initiated the multiple ascending dose portion of the trial in the second quarter of 2025. Also, in July 2023, we entered into a license agreement with Alnylam for the development and commercialization of products containing or comprised of an siRNA preclinical development candidate discovered by Alnylam and targeting the TMPRSS6 gene, and we are developing a product candidate, AG-236, for the potential treatment of patients with PV. We filed an IND with the FDA for AG-236 for the treatment of PV which cleared in June 2025.
We initiated a phase 1 clinical trial evaluating AG-236 in healthy volunteers in July 2025.
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
Critical Accounting Estimates
Our critical accounting estimates are those which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We have determined that our most critical accounting estimates are those relating to revenue recognition, accrued research and development expenses and stock-based compensation. As of June 30, 2025, there have been no material changes to our existing critical accounting estimates discussed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations
Comparison of the three and six months ended June 30, 2025 and 2024
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Revenues:
Product revenue, net	$12,455	$8,615	$21,181	$16,804
Total revenue	$12,455	$8,615	$21,181	$16,804
Total Revenue - Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024 – The increase in total revenue of $3.8 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was due to increased volume associated with PYRUKYND®.

Total Revenue - Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024 – The increase in total revenue of $4.4 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was due to increased volume associated with PYRUKYND®.
Total Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Operating expenses:
Cost of sales	$1,702	$1,495	$2,787	$2,122
Research and development	91,940	77,401	164,683	146,021
Selling, general and administrative	45,869	35,536	87,396	66,550
Total operating expenses	$139,511	$114,432	$254,866	$214,693
Total Operating Expenses - Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024 – The increase in total operating expenses of $25.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to an increase in research and development expenses of $14.5 million, which is described below under Research and Development Expenses, and an increase in selling, general and administrative expenses of $10.3 million, driven by an increase in commercial-related activities as we prepare for the potential approval of PYRUKYND® in thalassemia.
Total Operating Expenses - Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024 – The increase in total operating expenses of $40.2 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to an increase in selling, general and administrative expenses of $20.8 million, driven by an increase in commercial-related activities as we prepare for the potential approval of PYRUKYND® in thalassemia, and an increase in research and development expenses of $18.7 million which is described below under Research and Development Expenses.
Research and Development Expenses
Our research and development expenses, by major program, are outlined in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
PK activator (PYRUKYND®)	$29,809	$27,968	$51,130	$54,004
Novel PK activator (tebapivat)	7,852	4,488	13,240	6,383
In-process research and development	10,000	—	10,000	—
Other research and platform programs	5,394	7,270	8,838	10,955
Total direct research and development expenses	53,055	39,726	83,208	71,342
Compensation and related expenses	27,594	27,476	60,584	55,110
Facilities and IT related expenses & other	11,291	10,199	20,891	19,569
Total indirect research and development expenses	38,885	37,675	81,475	74,679
Total research and development expense	$91,940	$77,401	$164,683	$146,021

Total Research and Development Expenses - Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024 – The increase in total research and development expenses of $14.5 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to a $13.3 million increase in our direct expenses. The increase in direct expenses was primarily due to in-process research and development as a result of the $10.0 million milestone payment associated with the agreement with Alnylam discussed above under Overview.

Total Research and Development Expenses - Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024 – The increase in total research and development expenses of $18.7 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was due to a $11.9 million increase in our direct expenses and a $6.8 million increase in our indirect expenses. The increase in direct expenses was primarily due to in-process research and development as a result of the $10.0 million milestone payment associated with the agreement with Alnylam discussed above under Overview, and an increase in tebapivat costs due to increased costs associated with clinical trials of tebapivat in patients with SCD and LR MDS. These increases were partially offset by a decrease in PYRUKYND® costs due to lower process development expenses, lower costs associated with the phase 3 ACTIVATE-Kids and ACTIVATE-KidsT trials, and lower costs associated with the phase 3 ENERGIZE and ENERGIZE-T trials, partially offset by increased professional expenses. The increase in our indirect expenses was primarily due to an increase in compensation and related expenses, driven principally by workforce-related expenses.
Other Income and Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Interest income, net	$14,513	$8,120	$30,600	$17,009
Other income, net	523	1,579	1,776	3,213
Other Income and Expense - Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024 – The increase in interest income, net in the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily attributable to increased return on our investments and an increased investment balance.

Other Income and Expense - Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024 – The increase in interest income, net in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily attributable to increased return on our investments and an increased investment balance.

Net Loss

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net loss	$(112,020)	$(96,118)	$(201,309)	$(177,667)
Net Loss - Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024 – The increase in net loss for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily driven by the increase in research and development expenses discussed above in Research and Development Expenses, and the increase in selling, general and administrative expenses discussed above in Total Operating Expenses, partially offset by the increase in interest income, net discussed above in Other Income and Expense, and the increase in product revenue discussed above in Revenue.

Net Loss - Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024 – The increase in net loss for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily driven by the increase in selling, general and administrative expenses discussed above in Total Operating Expenses and the increase in research and development expenses discussed above in Research and Development Expenses, partially offset by the increase in interest income, net discussed above in Other Income and Expense, and the increase in product revenue discussed above in Revenue.

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
Our cash, cash equivalents and marketable securities balance was $1.3 billion at June 30, 2025. The Retained Earn-Out Rights discussed above are our only committed potential external sources of funds. We cannot predict what success, if any, Servier may have in the United States with respect to the sale of vorasidenib, and consequently, we cannot estimate the amount of payments, if any, we may receive on account of the Retained Earn-Out Rights.
Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(In thousands)	2025	2024
Net cash used in operating activities	$(188,613)	$(172,456)
Net cash provided by investing activities	191,553	161,806
Net cash provided by financing activities	1,684	6,963
Net change in cash and cash equivalents	$4,624	$(3,687)
Net cash used in operating activities. Cash used in operating activities of $188.6 million during the six months ended June 30, 2025 was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received from interest income of $31.5 million and product revenues of $22.0 million.
Cash used in operating activities of $172.5 million during the six months ended June 30, 2024 was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received from interest income of $19.3 million and product revenues of $17.6 million.
Net cash provided by investing activities. Cash provided by investing activities of $191.6 million during the six months ended June 30, 2025 was primarily due to higher proceeds from maturities and sales of marketable securities than purchases of marketable securities.

Cash provided by investing activities of $161.8 million during the six months ended June 30, 2024 was primarily due to higher proceeds from maturities and sales of marketable securities than purchases of marketable securities.
Net cash provided by financing activities. Cash provided by financing activities of $1.7 million during the six months ended June 30, 2025, was due to net proceeds received from stock option exercises and purchases made pursuant to our 2013 Employee Stock Purchase Plan, or 2013 ESPP.

Cash provided by financing activities of $7.0 million during the six months ended June 30, 2024 was due to net proceeds received from stock option exercises and purchases made pursuant to our 2013 ESPP.
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
We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2025, together with anticipated product revenue and interest income, will provide the financial independence to prepare for potential PYRUKYND® commercial launches in thalassemia and SCD, advance our existing programs, and opportunistically expand our pipeline through both internally and externally discovered assets. Our expectations regarding our long-term funding requirements are based on assumptions that may prove to be wrong, and we may need additional capital resources to fund our operating plans and capital expenditure requirements.
Our future capital requirements will depend on many factors, including:
•the amount and timing of future revenue received from commercial sales of PYRUKYND® or any of our product candidates for which we may receive marketing approval;
•the amount of payments, if any, we may receive on account of the Retained Earn-Out Rights;
•the costs and timing of our ongoing and future commercialization activities, including product manufacturing, sales, marketing and distribution for PYRUKYND® in the approved jurisdictions and indications and for any product candidate for which we may receive approval;
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
Contractual Obligations
During the six months ended June 30, 2025, there were no material changes to our contractual obligations and commitments described under Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates. As of June 30, 2025 and December 31, 2024, we had cash, cash equivalents and marketable securities of $1.3 billion and $1.5 billion, respectively, consisting primarily of investments in U.S. Treasuries, government securities, corporate debt securities and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point change in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs and contract manufacturing organizations that are located in Asia and Europe and are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2025 and December 31, 2024, we had minimal or no liabilities denominated in foreign currencies.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
PYRUKYND® (mitapivat) is approved for use by the FDA for the treatment of hemolytic anemia in adults with PK deficiency in the United States and by the European Commission for the treatment of PK deficiency in adult patients in the EU. Additionally, we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure. In December 2024, we announced that we submitted an sNDA, to the FDA for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia, which was accepted with standard review and granted a PDUFA goal date of September 7, 2025. Also in December 2024, we announced that we submitted an MAA to the EMA, and regulatory applications to the Kingdom of Saudi Arabia and United Arab Emirates health authorities for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia.
Our ability to generate meaningful revenue from PYRUKYND® will depend heavily on our successful development and commercialization of the product. We generated $21.2 million and $16.8 million of net product revenues from sales of PYRUKYND® in the six months ended June 30, 2025 and 2024, respectively. In connection with our regulatory approval in the EU and Great Britain, we are currently providing access to PYRUKYND® on a for charge and free of charge basis for eligible patients in those jurisdictions through a global managed access program. We provide access to PYRUKYND® for adult patients with PK deficiency in other jurisdictions upon request through the global managed access program, on either a free of charge or for charge basis. Beyond the global managed access program, we have entered into the NewBridge Agreement and the Avanzanite Agreement for commercialization of PYRUKYND® in certain regions outside of the United States and we continue to evaluate other options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities.
The development and commercialization of PYRUKYND® could be unsuccessful if:
•the medical community and third-party payors do not accept PYRUKYND® as safe, efficacious and cost-effective in the approved jurisdictions and indications;
•we fail to maintain the necessary financial resources and expertise to manufacture, market and sell PYRUKYND®;
•we fail to develop, implement and maintain effective marketing, sales and distribution strategies and operations for the development and commercialization of PYRUKYND®, including under the NewBridge Agreement and the Avanzanite Agreement;
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
We have invested a significant portion of our efforts and financial resources in the identification of our product candidates and the development of our most advanced clinical programs, including PYRUKYND® and tebapivat. Our ability to generate meaningful product revenue will depend heavily on the successful clinical development and eventual commercialization of our current and any future product candidates, including PYRUKYND®. We cannot be certain that we will obtain marketing approval of PYRUKYND® in jurisdictions with pending or potential future marketing applications for thalassemia, nor can we be certain that we will obtain marketing approval of PYRUKYND® for any other indication or in other jurisdictions.
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
Our failure to successfully complete clinical trials of our product candidates and obtain regulatory approval to market any of our product candidates could significantly harm our business.
We may engage in in-licensing transactions or acquisitions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources.
We may engage in transactions to in-license products, technologies or assets or to acquire other products, technologies, assets or businesses. As part of the evolution of our research organization, we plan to prioritize in-licensing or acquiring assets for future pipeline growth. For example, in July 2023, we entered into a license agreement with Alnylam for the development and commercialization of products containing or comprised of an siRNA development candidate discovered by Alnylam and targeting the TMPRSS6 gene, and we are developing a product candidate, AG-236, for the potential treatment of patients with PV.
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
Patient enrollment is affected by factors including:
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
In addition, we have a small number of clinical trial sites for certain clinical trials in the Middle East that could be affected by the current armed conflict in the region.
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
The outcome of our preclinical studies and early clinical trials may not be predictive of the success of our later clinical trials, and positive results of our completed clinical trials do not necessarily predict success in our future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier stages of development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we or our collaborators believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.
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
Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with foreign exchange fluctuations, compliance with foreign manufacturing, customs, shipment and storage requirements, cultural differences in medical practice and clinical research, diminished protection of intellectual property in some countries, and interruptions or delays in our trials resulting from geopolitical events, such as war or terrorism.
We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. We are prioritizing investment in advancing our late lead-optimization research, while continuing to progress our registration-enabling clinical programs. Our resource allocation decisions may cause us to fail to capitalize on viable commercial medicines or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable medicines. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
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
PYRUKYND®, or any of our product candidates that may receive marketing approval in the future, may fail to gain and/or maintain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community, which could limit our ability to generate product revenue and impact our ability to become profitable. The degree of market acceptance of PYRUKYND® and any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•efficacy and potential advantages compared to alternative treatments;
•the prevalence and severity of any side effects;
•the ability to offer our medicines for sale at competitive prices;
•convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•ensuring uninterrupted product supply;
•the strength of sales, marketing and distribution support, including under any distribution agreement with third parties;
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
We have limited experience in the sale, marketing and distribution of pharmaceutical products. To achieve commercial success for approved medicines for which we retain sales and marketing responsibilities, we must either continue to develop our sales and marketing organization or outsource these functions to other third parties. We have established sales and marketing capabilities to support our commercialization of PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States and have expanded these capabilities to support the potential commercial launch of PYRUKYND® in thalassemia in the United States.
We may need to further build our sales and marketing infrastructure, either directly or with third-party partners to commercialize PYRUKYND® in additional markets outside of the United States, or to commercialize any of our other product candidates for which we obtain marketing approval. For example, we have entered into distribution agreements with third parties for the commercialization of PYRUKYND® in certain jurisdictions outside of the United States, including the NewBridge Agreement and the Avanzanite Agreement.

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
If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability of product revenue to us are likely to be lower than if we were to market and sell any medicines that we develop ourselves. In addition, we may not be successful in entering into such arrangements with third parties or we may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our medicines effectively. If we do not establish or maintain sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing PYRUKYND® or any of our product candidates for which we obtain marketing approval.
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
We face competition with respect to PYRUKYND® and tebapivat and our other product candidates, and we will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. Potential competitors may include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the indications for which we are developing our product or our product candidates, such as PK deficiency, thalassemia, SCD, LR MDS, PKU, and PV. For example, Merck and Bristol-Myers Squibb Company, or BMS, are marketing a therapy to treat beta thalassemia and LR MDS, and are conducting clinical trials for alpha thalassemia and LR MDS patients that are erythropoeisis-stimulating agent naïve and non-transfusion dependent; Geron Corporation recently announced FDA approval of a treatment for adults with LR MDS with transfusion-dependent anemia; Takeda Pharmaceutical Company Limited, or Takeda with Keros Therapeutics, Inc. are developing a therapy to treat LR-MDS; Novartis International AG is marketing a therapy and has another molecule in clinical trials to treat SCD; Emmaus Life Sciences is marketing a therapy to treat SCD; BioMarin Pharmaceutical Inc. is marketing and conducting clinical trials for therapies to treat PKU; Pfizer Inc. is conducting clinical trials for therapies in SCD; Novo Nordisk A/S is conducting clinical trials for the treatment of alpha and beta thalassemia and SCD; Sanofi is conducting clinical trials for a therapy in SCD; bluebird is marketing a gene therapy to treat transfusion-dependent beta-thalassemia and SCD; Vertex, with CRISPR, is marketing a gene therapy targeting SCD and transfusion-dependent beta-thalassemia; Fulcrum Therapeutics Inc. is conducting clinical trials for a potential treatment for SCD; BMS is conducting clinical trials for a potential treatment for SCD; PTC Therapeutics, Inc. and Otsuka Pharmaceutical Co., Ltd are conducting clinical trials for potential treatments for PKU; PharmaEssentia Corp and Incyte Corporation are marketing therapies to treat PV, and Protagonist Therapeutics with Takeda, Ionis Pharmaceuticals, Inc. with Ono Pharmaceutical Co., Ltd, Italfarmaco S.p.A., Disc Medicine, Inc., Merck & Co., Inc., and Silence Therapeutics are developing therapies to treat PV; Rocket Pharma LTD is developing a therapy for the treatment of PK deficiency; and a number of other biotechnology companies have product candidates in clinical development in similar indications as ours.
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
The FDA may not approve an ANDA or 505(b)(2) NDA until any applicable period of regulatory exclusivity for the reference-listed drug has expired, subject to certain exceptions.
In the event that a generic or follow-on manufacturer is somehow able to obtain FDA approval without adherence to the periods of regulatory exclusivity, the competition that our approved products may face from generic and follow-on versions could negatively impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on our investments in those product candidates.

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
We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the United States and the EU. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and we must devote significant resources and funds to understanding and complying with this changing landscape. Our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted, enforced and applied in a manner that is inconsistent with our practices.
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
The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act of 1914, as well as the types of activities it views to trigger the Health Breach Notification Rule. The FTC is also in the process of developing rules related to commercial surveillance and data security that may impact our business.
A number of states have passed comprehensive privacy laws and other states are strongly considering or in the process of enacting such laws. These laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). In addition, Congress has also been debating passing a federal privacy law, and there are also states that are specifically regulating health information. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
There are also significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area, or EEA, and the processing of personal data that takes place in the EEA, is regulated by the GDPR. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. While many other countries outside of the EEA loosely follow GDPR as a model, other laws contain different or conflicting provisions.
Failure to comply with any of these laws and regulations could result in litigation, regulatory investigations or enforcement actions against us, orders to changes our practices, systems or policies, breaches of our contracts, fines, imprisonment of company officials and public censure, civil or criminal penalties, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects. Even if we are not determined to have violated these laws, litigation or government investigations into these issues typically require the expenditure of significant resources and generate negative publicity.
Risks Related to Our Financial Position
We face challenges as a less diversified company.
The success of the rare disease business is subject to various risks and uncertainties, including the possibility that we may not be able to successfully commercialize PYRUKYND®, the possibility that PYRUKYND® is not approved for thalassemia, the possibility that PYRUKYND® is not approved for SCD, the possibility of adverse clinical and other developments in respect of PYRUKYND®, tebapivat or our other product candidates, and unanticipated changes in applicable laws and regulations that may adversely affect the rare disease business.
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
We expect to incur significant expenses as we continue to advance our ongoing activities. Our estimate as to what extent we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operating expenses and capital expenditures is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds. If we are unable to raise additional funds when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our future capital requirements will depend on many factors, including:
•the amount and timing of future revenue received from commercial sales of PYRUKYND® and any of our other product candidates for which we may receive marketing approval;
•the amount of payments, if any, we may receive on account of the Retained Earn-Out Rights;
•the costs and timing of our ongoing and future commercialization activities, including product manufacturing, sales, marketing and distribution, for PYRUKYND® in the approved jurisdictions and indications and for any product candidate for which we may receive approval;
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
•our ability to successfully execute on our strategic plans; and

•operational delays, disruptions and/or increased costs associated with public health pandemics, global economic and political developments, rising global energy prices or energy shortages or rationing.
We have historically incurred operating losses. We expect to incur losses in the future and may never achieve or maintain profitability.
We have a history of incurring operating losses. Our net losses for the six months ended June 30, 2025 and 2024 were $201.3 million million and $177.7 million million, respectively. As of June 30, 2025, we had an accumulated deficit of $350.2 million. Following receipt of marketing approval in February 2022, we are commercializing PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States.
We are currently providing access to PYRUKYND® on either a free of charge or for charge basis for eligible patients in the EU and Great Britain through a global managed access program, and we provide access to PYRUKYND® for adult patients with PK deficiency in other jurisdictions through the global managed access program on either a free of charge or for charge basis. Beyond the global managed access program, we have entered into the NewBridge Agreement and the Avanzanite Agreement for commercialization of PYRUKYND® in certain regsions outside of the United States and we continue to evaluate other options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities.
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
Income, sales, use or other tax laws, statutes, rules, or regulations could be enacted or amended at any time, which could affect our business or financial condition, including causing potentially adverse impacts to our effective tax rate, tax liabilities, and cash tax obligations. For example, the Inflation Reduction Act, or IRA, was signed into law in August 2022, and the One Big Beautiful Bill Act, or OBBBA, was signed into law in July 2025. The OBBBA contains numerous tax provisions that we are currently in the process of evaluating, and which may affect our business or financial condition. Regulatory guidance under the IRA, the OBBBA, and other tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to changes to federal tax legislation.
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
Our reliance on third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our responsibility to comply with any such standards. We and these third parties are required to comply with current good clinical practices, or cGCP, which are regulations and guidelines enforced by the FDA, the competent authorities of the member states of the EEA and comparable foreign regulatory authorities for all of our product candidates in clinical development. We cannot be certain that a given regulatory authority will determine that any of our clinical trials comply with cGCP regulations. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We are exposed to risk of fraud or other misconduct by such third parties.
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
Although we have entered into long-term supply agreements for commercial supply of PYRUKYND® with third-party manufacturers, we may be unable to establish similar long-term supply agreements with third-party manufacturers with respect to our other product candidates or to do so on acceptable terms. Even if we are able to establish such agreements, reliance on third-party manufacturers entails additional risks, including: reliance on the third party for regulatory compliance, quality assurance, environmental and safety and pharmacovigilance reporting; the possible breach of the manufacturing agreement by the third party; and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.
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
If either we or any third parties on which we rely are adversely impacted by restrictions resulting from the emergence of public health epidemics, by rising global energy costs or energy shortages or rationing and/or geopolitical events, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and research and development operations and our product for commercialization.
Any performance failure on the part of our existing or future manufacturers could delay preclinical development, clinical development, marketing approval or our commercialization efforts. Due to the volatility of the supply networks globally, we have obtained regulatory approval for redundant supply of raw materials for PYRUKYND®, and have an ongoing program to monitor supply, including establishing safety stocks. While we maintain a broad safety stock of drug substance and drug product, we do not currently have arrangements in place for redundant supply of drug substance and drug product. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture our product or our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.
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
We may seek collaborations for the development and commercialization of our product candidates with large and mid-size pharmaceutical companies and biotechnology companies or with other third parties. We face significant competition in seeking appropriate collaborators. Collaborations are complex and time-consuming to negotiate and document. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. Collaborators may have rights that restrict us from entering into future agreements on certain terms with potential collaborators.
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
In addition, we do not have direct experience commercializing products outside of the United States and such efforts may depend on our ability to find a suitable collaborator. For example, we have entered into the NewBridge Agreement and the Avanzanite Agreement for the commercialization of PYRUKYND® in certain jurisdictions outside of the United States.
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
Competitors may infringe our patents and other intellectual property rights. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive, time consuming and have uncertain outcomes. For example we may file patent infringement suits against any company that files and ANDA containing a Paragraph IV patent certification for mitapivat. In addition, a court may decide that a patent of ours is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.
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
We seek to protect this proprietary technical information and know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information (including through use of generative artificial intelligence technologies), and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated proprietary information is difficult, expensive and time-consuming, and the outcome is unpredictable. If any of our proprietary technical information and know-how were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. Moreover, we anticipate that with respect to this platform, at least some of this technical information and know-how will, over time, be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel skilled in the art from academic to industry scientific positions.

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
The FDA, EMA and other foreign regulatory authorities have substantial discretion in the approval process. Accordingly, it is possible that the FDA or EMA may refuse to accept for substantive review any NDA, supplemental NDA or MAA that we submit for our product candidates, or may conclude after review of our data that our marketing application is insufficient to obtain marketing approval of our product candidates. The applicable regulator may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before reconsidering our applications. Depending on the extent of these or any other FDA- or EMA-required trials or studies, approval of any marketing applications that we submit may be delayed by several years, or may require us to expend more resources than we planned. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA or EMA to approve any marketing applications. We may not be successful in obtaining FDA or EMA approval of our product candidates on a timely basis, or ever. We have limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process.
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
In addition, recent and potential future courts decisions and administrative law cases may result in additional legal challenges to regulations and guidance issued by federal regulatory agencies, including the FDA and CMS, that we have relied on and intend to rely on in the future. Any such challenges, if successful, could have a material impact on our business. In addition to potential changes to regulations and agency guidance as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays in and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations.
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
In December 2024, we announced that we submitted an MAA to the EMA, and regulatory applications to the Kingdom of Saudi Arabia and United Arab Emirates health authorities for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia. In order to market and sell our medicines in the EU and many other foreign jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many foreign countries, a product must be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. Although we have received marketing authorization for PYRUKYND® for the treatment of adults with PK deficiency in the EU and Great Britain, we may not be able to file for additional marketing approvals and may not receive necessary approvals to commercialize our medicines in any other foreign market.
In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, EU pharmaceutical legislation is currently undergoing a complete review process. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may be substantially revised before adoption, which is not anticipated before early 2026. The revisions may have a significant impact on the EU pharmaceutical industry and our business in the long term.
We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs and trade barriers; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue; and workforce uncertainty in countries where labor unrest is more common than in the United States. In addition, we do not have direct experience commercializing products outside of the United States and such efforts may depend on our ability to find a suitable collaborator. For example, we have entered into the NewBridge Agreement and the Avanzanite Agreement for the commercialization of PYRUKYND® in certain jurisdictions outside of the United States.
Fast track designation and/or priority review designation by the FDA or PRIME designation in the EU may not actually lead to a faster development or regulatory review or approval process, nor does it ensure approval of the product candidate.
We may in the future seek fast track designation or priority review designation for our product candidates.The FDA has broad discretion on whether to grant fast track designation and/or priority review designation to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Even if our product candidates receive fast track designation and/or priority review designation, we may not experience a faster development process, review or approval, if at all, compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.
In addition, we may seek PRIME designation in the EU for our product candidates. The benefits of a PRIME designation include, among other things, the potential to qualify product for accelerated review. Even if our product candidates receive PRIME designation, we may not experience a faster development process, review or approval compared to conventional EMA procedures and it does not ensure or increase the likelihood of the EMA’s grant of a marketing authorization.
We, or any collaborators, may not be able to obtain orphan drug designation or orphan drug exclusivity for our drug candidates and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving competing drugs.
Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs and biologics for relatively small patient populations as orphan drugs. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same product for that time period, except in certain limited circumstances. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. Moreover, even after an orphan drug is approved, the FDA can subsequently approve a different product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.
We do not know if, when, or how the FDA or Congress may reevaluate or change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business or if we will be adversely impacted.
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
The FDA and other agencies, including the Department of Justice, or DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use and if we market our medicines for uses other than their respective approved indications, we may be subject to enforcement actions for off-label marketing. Violations of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws, which violations may result in the imposition of significant administrative, civil and criminal penalties.We will need to carefully navigate the FDA’s regulations and this guidance to ensure compliance with the FDA’s provisions governing promotion of our products.
Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development program and develop and secure approval of our product candidates in a timely manner, which would negatively impact our business.
If oversight and review activities by the FDA and comparable foreign regulatory authorities are disrupted, then our ability to develop and/or secure timely approval of our product candidates could be impacted in a negative manner. For example, the recent loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. In March 2025, the Secretary of HHS announced a reorganization and reduction in force, or RIF, across the HHS of approximately 20,000 employees, with FDA’s workforce to decrease by 3,500 full-time employees. Thereafter, thousands of employees at the FDA were fired on April 1, 2025. Subsequently, there have been reports from the preliminary budget memorandum for HHS that the administration will propose an additional 30% cut in the overall budget for the Department, with a reduction of $700 million in funding at the FDA for the 2026 federal fiscal year.
Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under PDUFA, it remains unclear how the administration’s RIF and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner.
There is also substantial uncertainty as to how regulatory reform measures being implemented by the Trump administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, President Trump has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance or delay the FDA’s review and processing of our regulatory submissions, our business would be negatively impacted.
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
In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that requires us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.
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
Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Third-party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of any collaborators to sell PYRUKYND® or our product candidates profitably. These payors may not view our products as cost-effective, and coverage and reimbursement may not be available to our customers, or those of any collaborators, or may not be sufficient to allow our products to be marketed on a competitive basis. Cost-control initiatives could cause us, or any collaborators, to decrease the price we, or they, might establish for products, which could result in lower than anticipated product revenue. If the prices for our products decrease or if governmental and other third-party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.
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
Current and future healthcare reform legislation may increase the difficulty and cost for us and any collaborators to commercialize our drug candidates.
In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any collaborators, to profitably sell PYRUKYND® or any other product candidate for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we, or any collaborators, may receive for any approved products. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed.
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
Since enactment of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. President Trump recently revoked numerous executive orders issued by

President Biden, including at least two executive orders which where were designed to further implement the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. In addition, we may engage third party intermediaries to promote our clinical research activities abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We have entered into distribution agreements with third parties for the commercialization of PYRUKYND® in certain jurisdictions outside of the United States. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities.
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
The Trump administration recently initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, the President issued an executive order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China. Later, the U.S. and China reached a framework agreement that resulted in the suspension of the higher reciprocal tariffs on China until August 10, 2025. Three other countries, the United Kingdom, Vietnam and Indonesia, have also reached deals with the U.S. that include reduced tariff rates and other measures. The administration has not indicated the effective date for these deals. Recently, the administration announced an extension of the deadline for the effective date of the country-specific tariffs for all remaining countries until August 1, 2025.
Currently, the 10% baseline reciprocal tariff announced in April remains in effect, in addition to the other tariffs on China (a minimum of an additional 20% as of July 15, 2025) and Canada and Mexico (25% as of July 15, 2025 for goods that are not covered by the USMCA). Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on contract development and manufacturing organizations and other service providers that operate in China.
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
The CREATES Act exposes us to possible litigation and damages by competitors who may claim that we are not providing sufficient quantities of our approved products on commercially reasonable, market-based terms for testing in support of their ANDAs and 505(b)(2) applications.
The Creating and Restoring Equal Access to Equivalent Samples Act of 2019, or the CREATES Act, authorizes sponsors of ANDAs and 505(b)(2) applications to file lawsuits against companies holding NDAs that decline to provide sufficient quantities of an approved reference drug on commercially reasonable, market-based terms, subject to certain exemptions.
If a sponsor were to bring an action under the statute and prevail in litigation, it is entitled to a court order directing the NDA holder to provide, without delay, sufficient quantities of the applicable product on commercially reasonable, market-based terms, plus reasonable attorney fees and costs. Additionally, the statutory provisions authorize a federal court to award the sponsor an amount “sufficient to deter” the NDA holder from refusing to provide sufficient product quantities on commercially reasonable, market-based terms if the court finds, by a preponderance of the evidence, that the NDA holder did not have a legitimate business justification to delay providing the product or failed to comply with the court’s order.
Although we intend to fully comply with the terms of these statutory provisions, we are still exposed to potential litigation and damages by competitors who may claim that we are not complying. Such litigation would subject us to additional costs, damages and reputational harm, which could lead to lower revenues. The CREATES Act may enable generic competition with PYRUKYND® and any of our product candidates, if approved, which could impact our ability to maximize product revenue.
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
Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our Board of Directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Among other things, these provisions:
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
The price of our common stock is volatile, which could result in substantial losses for purchasers of our common stock.
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
•regulatory actions with respect to our or our competitors’ products or product candidates;
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
•general economic, political, industry and market conditions; and
•the other factors described in this “Risk Factors” section.
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
Our financial condition and operating results also may fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, our stockholders should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

Our executive officers, directors and principal stockholders maintain the ability to significantly influence all matters submitted to stockholders for approval.
As of June 30, 2025, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation	8-K	001-36014	July 30, 2013	3.1
3.2	Third Amended and Restated By-Laws	8-K	001-36014	March 3, 2023	3.1
10.1#	2023 Stock Incentive Plan, as amended	S-8	333-288151	June 18, 2025	99.1
10.2	Sublease Agreement, dated June 5, 2025, between the Registrant and GNS Healthcare, Inc. d/b/a Aitia (64 Sidney Street)					X
31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are not embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)					X

#	Indicates management contract or compensatory plan or arrangement.
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

AGIOS PHARMACEUTICALS, INC.

July 31, 2025	By:	/s/ Brian Goff
Brian Goff Chief Executive Officer (principal executive officer)

July 31, 2025	By:	/s/ Cecilia Jones
Cecilia Jones Chief Financial Officer (principal financial officer)