Form 10-Q
period 2025-09-30
AGIOS PHARMACEUTICALS, INC.
filed 2025-10-30
CIK 1439222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 24, 2025: 58,313,812

AGIOS PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)
AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$92,710	$76,247
Marketable securities	860,150	817,463
Accounts receivable, net	5,029	4,109
Inventory	32,034	27,616
Prepaid expenses and other current assets	43,186	40,165
Total current assets	1,033,109	965,600
Marketable securities	304,341	638,321
Operating lease assets	33,650	42,879
Property and equipment, net	10,675	11,675
Other non-current assets	3,930	4,724
Total assets	$1,385,705	$1,663,199
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,553	$16,643
Accrued expenses	37,217	46,861
Income taxes payable	—	871
Operating lease liabilities	17,987	16,781
Total current liabilities	74,757	81,156
Operating lease liabilities, net of current portion	26,528	40,207
Other non-current liabilities	90	880
Total liabilities	101,375	122,243
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 74,496,287 shares issued and 58,279,876 shares outstanding at September 30, 2025, and 73,372,696 shares issued and 57,156,285 shares outstanding at December 31, 2024	74	73
Additional paid-in capital	2,538,357	2,493,811
Accumulated other comprehensive income (loss)	2,051	(1,518)
Treasury stock, at cost (16,216,411 shares at September 30, 2025 and December 31, 2024)	(802,486)	(802,486)
Accumulated deficit	(453,666)	(148,924)
Total stockholders’ equity	1,284,330	1,540,956
Total liabilities and stockholders’ equity	$1,385,705	$1,663,199
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Revenues:
Product revenue, net	$12,880	$8,964	$34,061	$25,768
Total revenue	12,880	8,964	34,061	25,768
Operating expenses:
Cost of sales	$1,679	$783	$4,466	$2,905
Research and development	86,796	72,455	251,479	218,476
Selling, general and administrative	41,274	38,537	128,670	105,087
Total operating expenses	129,749	111,775	384,615	326,468
Loss from operations	(116,869)	(102,811)	(350,554)	(300,700)
Gain on sale of contingent payments	—	889,136	—	889,136
Milestone payment from gain on sale of oncology business	—	200,000	—	200,000
Interest income, net	13,369	13,059	43,969	30,068
Other income, net	67	1,651	1,843	4,864
Net (loss) income before taxes	(103,433)	1,001,035	(304,742)	823,368
Income tax expense	—	53,120	—	53,120
Net (loss) income	$(103,433)	$947,915	$(304,742)	$770,248
Net (loss) income per share - basic	$(1.78)	$16.65	$(5.27)	$13.58
Net (loss) income per share - diluted	$(1.78)	$16.22	$(5.27)	$13.38
Weighted-average number of common shares used in computing net (loss) income per share – basic	58,139,277	56,939,403	57,846,173	56,709,318
Weighted-average number of common shares used in computing net (loss) income per share – diluted	58,139,277	58,432,796	57,846,173	57,581,382
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net (loss) income	$(103,433)	$947,915	$(304,742)	$770,248
Other comprehensive income
Unrealized gain on available-for-sale securities	1,396	4,465	3,569	3,861
Comprehensive (loss) income	$(102,037)	$952,380	$(301,173)	$774,109
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2024	73,372,696	$73	$2,493,811	$(1,518)	$(148,924)	(16,216,411)	$(802,486)	$1,540,956
Unrealized gain on available-for-sale securities	—	—	—	1,883	—	—	—	1,883
Common stock issued under stock incentive plan and ESPP	730,496	1	1,618	—	—	—	—	1,619
Stock-based compensation expense	—	—	11,359	—	—	—	—	11,359
Net loss	—	—	—	—	(89,289)	—	—	(89,289)
Balance at March 31, 2025	74,103,192	$74	$2,506,788	$365	$(238,213)	(16,216,411)	$(802,486)	$1,466,528
Unrealized gain on available-for-sale securities	—	—	—	290	—	—	—	290
Common stock issued under stock incentive plan and ESPP	151,764	—	65	—	—	—	—	65
Stock-based compensation expense	—	—	14,692	—	—	—	—	14,692
Net loss	—	—	—	—	(112,020)	—	—	(112,020)
Balance at June 30, 2025	74,254,956	$74	$2,521,545	$655	$(350,233)	(16,216,411)	$(802,486)	$1,369,555
Unrealized gain on available-for-sale securities	—	—	—	1,396	—	—	—	1,396
Common stock issued under stock incentive plan and ESPP	241,331	—	4,435	—	—	—	—	4,435
Stock-based compensation expense	—	—	12,377	—	—	—	—	12,377
Net loss	—	—	—	—	(103,433)	—	—	(103,433)
Balance at September 30, 2025	74,496,287	$74	$2,538,357	$2,051	$(453,666)	(16,216,411)	$(802,486)	$1,284,330

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2023	72,161,489	$72	$2,436,523	$(441)	$(822,649)	(16,216,411)	$(802,486)	$811,019
Unrealized loss on available-for-sale securities	—	—	—	(646)	—	—	—	(646)
Common stock issued under stock incentive plan and ESPP	806,433	1	5,863	—	—	—	—	5,864
Stock-based compensation expense	—	—	9,234	—	—	—	—	9,234
Net loss	—	—	—	—	(81,549)	—	—	(81,549)
Balance at March 31, 2024	72,967,922	$73	$2,451,620	$(1,087)	$(904,198)	(16,216,411)	$(802,486)	$743,922
Unrealized gain on available-for-sale securities	—	—	—	42	—	—	—	42
Common stock issued under stock incentive plan and ESPP	123,568	—	1,099	—	—	—	—	1,099
Stock-based compensation expense	—	—	11,565	—	—	—	—	11,565
Net loss	—	—	—	—	(96,118)	—	—	(96,118)
Balance at June 30, 2024	73,091,490	$73	$2,464,284	$(1,045)	$(1,000,316)	(16,216,411)	$(802,486)	$660,510
Unrealized gain on available-for-sale securities	—	—	—	4,465	—	—	—	4,465
Common stock issued under stock incentive plan and ESPP	146,464	—	2,637	—	—	—	—	2,637
Stock-based compensation expense	—	—	11,145	—	—	—	—	11,145
Net income	—	—	—	—	947,915	—	—	947,915
Balance at September 30, 2024	73,237,954	$73	$2,478,066	$3,420	$(52,401)	(16,216,411)	$(802,486)	$1,626,672
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2025	2024
Operating activities
Net (loss) income	$(304,742)	$770,248
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,911	4,286
Stock-based compensation expense	38,428	31,944
Net accretion of discount on marketable securities	(5,442)	(8,870)
Loss (gain) on disposal of property and equipment	304	(39)
Non-cash operating lease expense	9,229	8,568
Expense associated with license agreement	10,000	—
Realized gain on investments	—	(168)
Gain on sale of contingent payments	—	(889,136)
Milestone payment from gain on sale of oncology business	—	(200,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(920)	(308)
Inventory	(4,418)	(7,353)
Prepaid expenses and other current and non-current assets	(2,227)	(4,863)
Accounts payable	2,891	7,357
Accrued expenses and other current liabilities	(9,644)	(9,860)
Income taxes payable	(871)	52,682
Operating lease liabilities	(12,473)	(11,162)
Other non-current liabilities	(790)	—
Net cash used in operating activities	(276,764)	(256,674)
Investing activities
Purchases of marketable securities	(480,681)	(1,344,107)
Proceeds from maturities and sales of marketable securities	780,985	668,248
Payments associated with license agreement	(10,000)	—
Proceeds from sale of contingent payments	—	889,136
Proceeds from milestone payment from gain on sale of oncology business	—	200,000
Purchases of property and equipment	(3,196)	(718)
Proceeds from sale of equipment	—	40
Net cash provided by investing activities	287,108	412,599
Financing activities
Net proceeds from stock option exercises and employee stock purchase plan	6,119	9,600
Net cash provided by financing activities	6,119	9,600
Net change in cash and cash equivalents	16,463	165,525
Cash and cash equivalents at beginning of the period	76,247	88,205
Cash and cash equivalents at end of the period	$92,710	$253,730

Supplemental disclosure of non-cash investing and financing transactions
Additions to property and equipment in accounts payable	$336	$61
Net cash taxes paid (returned)	$1,568	$(637)

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
Overview
We are a commercial-stage biopharmaceutical company dedicated to redefining the future of rare disease treatment. We champion an inclusive culture that fosters bold innovation and collaboration, both within our teams and with the rare disease communities we serve. By building deep connections and trusted partnerships with patients, advocates, and healthcare professionals, we advance our understanding of the unique priorities and needs of these communities. These real-world insights, combined with our biological expertise, allow us to develop and deliver innovative medicines with the potential to transform lives. We are located in Cambridge, Massachusetts.
The lead product candidate in our portfolio, PYRUKYND® (mitapivat), is an activator of both wild-type and mutant pyruvate kinase, or PK, enzymes for the potential treatment of hemolytic anemias. PYRUKYND® is approved for use by the U.S. Food and Drug Administration, or FDA, for the treatment of hemolytic anemia in adults with PK deficiency in the United States and by the European Commission for the treatment of PK deficiency in adult patients in the European Union, or EU. Additionally, we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure. In December 2024, we announced that we submitted a supplemental new drug application, or sNDA, to the FDA for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia. The FDA accepted the sNDA and granted a Prescription Drug User Fee Act, or PDUFA, goal date of September 7, 2025, which the FDA subsequently extended to December 7, 2025 following our submission of a proposed Risk Evaluation and Mitigation Strategy, or REMS, to mitigate the risk of hepatocellular injury that was described in the original sNDA filing. The submission of the REMS is a major amendment to the PYRUKYND® sNDA, resulting in the three-month review extension. The extension was not the result of new or additional efficacy or safety data requested by the FDA or submitted by us.
In December 2024, we also announced that we submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, and regulatory applications to the Kingdom of Saudi Arabia and the United Arab Emirates health authorities for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia. In August 2025, we announced that the Saudi Food and Drug Authority approved PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia. In October 2025, we announced that the Committee for Medicinal Products for Human Use, or the CHMP, of the EMA adopted a positive opinion for the new indication for PYRUKYND® in adults for the treatment of anemia associated with transfusion-dependent and non-transfusion-dependent alpha- or beta-thalassemia. The European Commission will now review the CHMP’s opinion, with the final decision expected by early 2026.
In addition, we are currently evaluating PYRUKYND® for the treatment of sickle cell disease, or SCD and in pediatric patients with PK deficiency. We are also developing (i) tebapivat, a novel PK activator, for the potential treatment of lower-risk myelodysplastic syndromes, or LR MDS, and SCD; (ii) AG-181, our phenylalanine hydroxylase, or PAH, stabilizer for the potential treatment of phenylketonuria, or PKU; and (iii) AG-236, an siRNA in-licensed from Alnylam Pharmaceuticals, Inc., or Alnylam, targeting the transmembrane serine protease 6, or TMPRSS6 gene for the potential treatment of polycythemia vera, or PV.
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
In accordance with the license agreement, we are responsible to pay up to $130.0 million in potential development and regulatory milestones, in addition to sales milestones as well as tiered royalties on annual net sales, if any, of licensed products, which may be subject to specified reductions and offsets. In the nine months ended September 30, 2025, we achieved a regulatory milestone that triggered a $10.0 million payment to Alnylam, which we recorded within research and development expenses in our condensed consolidated statements of operations.
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
Basis of Presentation
The condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of operations, comprehensive loss and stockholders' equity for the three and nine months ended September 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of September 30, 2025, our results of operations and stockholders' equity for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and nine-month periods are also unaudited. The results of operations for the three and nine months ended

September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. The condensed consolidated balance sheet data as of December 31, 2024 was derived from our audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the Securities and Exchange Commission, or SEC, on February 13, 2025.
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
Liquidity
As of September 30, 2025, we had cash, cash equivalents and marketable securities of $1.3 billion. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities to be sufficient to fund current operations for at least the next twelve months from the issuance of the financial statements. If we are unable to raise additional funds through equity or debt financings, we may be required to delay, limit, reduce or terminate product development or future commercialization efforts, or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
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

The following table summarizes our cash equivalents and marketable securities measured at fair value and by level on a recurring basis as of September 30, 2025:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$52,129	$1,309	$—	$53,438
Total cash equivalents	52,129	1,309	—	53,438

Marketable securities:
Certificates of deposit	—	2,674	—	2,674
U.S. Treasuries	—	289,187	—	289,187
Government securities	—	176,455	—	176,455
Corporate debt securities	—	696,175	—	696,175
Total marketable securities	—	1,164,491	—	1,164,491
Total cash equivalents and marketable securities	$52,129	$1,165,800	$—	$1,217,929
Cash equivalents and marketable securities have been initially valued at the transaction price and are subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2025.
There have been no changes to the valuation methods during the nine months ended September 30, 2025, and we had no financial assets or liabilities that were classified as Level 3 at any point during the nine months ended September 30, 2025.
4. Marketable Securities
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and are recorded at fair value. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets and statements of stockholders’ equity, and a component of total comprehensive income (loss) in the condensed consolidated statements of comprehensive (loss) income, until realized. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the condensed consolidated balance sheets with a corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive income, net of taxes. Realized gains and losses are included in investment income on a specific-identification basis. There were no material realized gains or losses on marketable securities for the three and nine months ended September 30, 2025 or 2024.
Marketable securities at September 30, 2025 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$2,672	$2	$—	$2,674
U.S. Treasuries	133,848	172	(31)	133,989
Government securities	137,907	83	(30)	137,960
Corporate debt securities	584,904	683	(60)	585,527
Total current	859,331	940	(121)	860,150

Non-current:
U.S. Treasuries	154,462	743	(7)	155,198
Government securities	38,472	31	(8)	38,495
Corporate debt securities	110,175	488	(15)	110,648
Total non-current	303,109	1,262	(30)	304,341
Total marketable securities	$1,162,440	$2,202	$(151)	$1,164,491

Marketable securities at December 31, 2024 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$10,374	$11	$—	$10,385
U.S. Treasuries	173,465	153	(27)	173,591
Government securities	167,970	103	(75)	167,998
Corporate debt securities	465,427	321	(259)	465,489
Total current	817,236	588	(361)	817,463

Non-current:
U.S. Treasuries	107,725	106	(303)	107,528
Government securities	112,175	3	(469)	111,709
Corporate debt securities	420,166	181	(1,263)	419,084
Total non-current	640,066	290	(2,035)	638,321
Total marketable securities	$1,457,302	$878	$(2,396)	$1,455,784
As of September 30, 2025 and December 31, 2024, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale.
As of September 30, 2025 and December 31, 2024, we held 58 and 213 debt securities, respectively, that were in an unrealized loss position for less than one year. We did not record an allowance for credit losses as of September 30, 2025 and December 31, 2024 related to these securities. The aggregate fair value of debt securities in an unrealized loss position at September 30, 2025 and December 31, 2024 was $288.9 million and $768.1 million, respectively. There were no individual securities that were in a significant unrealized loss position as of September 30, 2025 and December 31, 2024. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We do not consider these marketable securities to be impaired as of September 30, 2025 and December 31, 2024.
5. Inventory
Inventory, which consists of commercial supply of PYRUKYND®, consisted of the following:

(In thousands)	September 30, 2025	December 31, 2024
Raw materials	$89	$89
Work-in-process	29,360	24,509
Finished goods	2,585	3,018
Total inventory	$32,034	$27,616
6. Leases
Our building leases are comprised of office and laboratory space under non-cancelable operating leases. These lease agreements have remaining lease terms of approximately two years and contain various clauses for renewal at our option. The renewal options were not included in the calculation of the operating lease assets and the operating lease liabilities as the renewal options are not reasonably certain of being exercised. The lease agreements do not contain residual value guarantees.

The components of lease expense and other information related to leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Operating lease costs	$3,807	$3,807	$11,420	$11,420
Cash paid for amounts included in the measurement of operating lease liabilities	4,916	4,684	14,664	14,015
We have not entered into any material short-term leases or financing leases as of September 30, 2025.
In arriving at the operating lease liabilities as of September 30, 2025 and December 31, 2024, we applied the weighted-average incremental borrowing rate of 5.7% for both periods over a weighted-average remaining lease term of 2.4 and 3.2 years, respectively.
As of September 30, 2025, undiscounted minimum rental commitments under non-cancelable leases were as follows:

(In thousands)
Remaining 2025	$3,279
2026	20,151
2027	20,755
2028	3,479
Undiscounted minimum rental commitments	47,664
Interest	(3,149)
Operating lease liabilities	$44,515
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

We recorded operating sublease income of less than $0.1 million and $1.6 million for the three months ended September 30, 2025 and 2024, respectively, and $1.8 million and $4.8 million for the nine months ended September 30, 2025 and 2024, respectively, in other income, net in the condensed consolidated statements of operations. We hold security deposits from our sublessee of approximately $0.1 million which is recorded within other non-current assets on our condensed consolidated balance sheet.

As of September 30, 2025, the future minimum lease payments to be received under the long-term sublease agreements were as follows:

(In thousands)
Remaining 2025	$64
2026	387
2027	394
2028	67
Total	$912

7. Accrued Expenses
Accrued expenses consisted of the following:

(In thousands)	September 30, 2025	December 31, 2024
Accrued compensation	$19,593	$29,935
Accrued research and development costs	12,635	10,548
Accrued professional fees	1,978	4,316
Accrued other	3,011	2,062
Total accrued expenses	$37,217	$46,861
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
Product revenue, net, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Product revenue, net	$12,880	$8,964	$34,061	$25,768
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

The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2025:

(In thousands)	Contractual Adjustments	Government Rebates	Returns/ Replacement	Total
Balance at December 31, 2024	$253	$1,354	$489	$2,096
Current provisions relating to sales in the current year	1,046	2,054	391	3,491
Adjustments relating to prior years	(51)	(84)	—	(135)
Payments/returns relating to sales in the current year	(935)	(964)	—	(1,899)
Payments/returns relating to sales in the prior years	(202)	(462)	—	(664)
Balance at September 30, 2025	$111	$1,898	$880	$2,889
Total revenue-related reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In thousands)	September 30, 2025	December 31, 2024
Reduction of accounts receivable	$108	$124
Component of accrued expenses	2,781	1,972
Total revenue-related reserves	$2,889	$2,096
The following table presents changes in our contract assets during the nine months ended September 30, 2025:

(In thousands)	December 31, 2024	Additions	Deductions	September 30, 2025
Contract assets(1)
Accounts receivable, net	$4,109	$37,417	$(36,497)	$5,029
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
As of September 30, 2025, the maximum number of shares reserved under the 2013 Plan, the 2023 Plan and the inducement grants described above was 12,501,715, and we had 3,697,640 shares available for future issuance under the 2023 Plan.

Stock options
The following table presents stock option activity for the nine months ended September 30, 2025:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2024	5,834,256	$43.48
Granted	948,551	33.59
Exercised	(93,389)	28.42
Cancelled/Forfeited	(170,435)	49.37
Expired	(247,036)	106.25
Outstanding at September 30, 2025	6,271,947	$39.58
Exercisable at September 30, 2025	4,232,483	$43.19
Vested and expected to vest at September 30, 2025	6,271,947	$39.58
At September 30, 2025, there was approximately $32.6 million of total unrecognized compensation expense related to unvested stock option awards, which we expect to recognize over a weighted-average period of approximately 2.46 years.
Restricted stock units
The following table presents RSU activity for the nine months ended September 30, 2025:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2024	1,818,563	$30.31
Granted	1,158,801	33.28
Vested	(813,892)	30.26
Forfeited	(108,350)	30.80
Unvested shares at September 30, 2025	2,055,122	$31.98
As of September 30, 2025, there was approximately $47.0 million of total unrecognized compensation expense related to RSUs, which we expect to recognize over a weighted-average period of approximately 1.94 years.
Performance-based stock units
The following table presents PSU activity for the nine months ended September 30, 2025:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2024	374,583	$29.45
Granted	185,450	33.25
Vested	(83,027)	26.35
Unvested shares at September 30, 2025	477,006	$31.47
Stock-based compensation expense associated with these PSUs is recognized if the underlying performance condition is considered probable of achievement using our management’s best estimates.
As of September 30, 2025, there was no unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered probable of achievement, and $15.0 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered not probable of achievement.
2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or the 2013 ESPP. We issued and sold 133,283 and 102,805 shares of common stock during the nine months ended September 30, 2025 and 2024, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 2,363,636 shares of our common stock. As of September 30, 2025, we had 1,449,951 shares of common stock available for future issuance under the 2013 ESPP.

Stock-based compensation expense
Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Stock options	$4,365	$4,579	$13,387	$13,011
Restricted stock units	7,655	6,314	21,846	17,491
Performance-based stock units	—	—	2,188	750
Employee stock purchase plan	357	252	1,007	692
Total stock-based compensation expense	$12,377	$11,145	$38,428	$31,944

Expenses related to stock options and stock-based awards were allocated as follows in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Research and development expense	$5,146	$4,391	$15,086	$12,626
Selling, general and administrative expense	7,231	6,754	23,342	19,318
Total stock-based compensation expense	$12,377	$11,145	$38,428	$31,944
10. Net (Loss) Income per Share
Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net (loss) income per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net (loss) income per share calculation, stock options, RSUs and PSUs for which the performance and market vesting conditions, respectively, have been deemed probable, and 2013 ESPP shares are considered to be common stock equivalents, while PSUs with performance and market vesting conditions, respectively, that were not deemed probable as of September 30, 2025 are not considered to be common stock equivalents.
We utilize the control number concept in the computation of diluted earnings per share to determine whether potential common stock equivalents are dilutive. The control number used is net (loss) income from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories. Since we had a net loss for the three and nine months ended September 30, 2025, no dilutive effect was recognized in the calculation of loss per share and basic and diluted net loss per share was the same for those periods.
The following is a reconciliation of basic weighted-average number of common shares used in computing net (loss) income per share to diluted weighted-average number of common shares used in computing net (loss) income per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic shares	58,139,277	56,939,403	57,846,173	56,709,318
Effect of dilutive securities
Stock options	—	557,300	—	231,082
Restricted stock units	—	927,149	—	626,208
Performance-based stock units	—	—	—	11,793
Employee stock purchase plan shares	—	8,944	—	2,981
Diluted shares	58,139,277	58,432,796	57,846,173	57,581,382

The following common stock equivalents were excluded from the calculation of diluted net (loss) income per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	6,271,947	3,463,344	6,271,947	5,176,610
Restricted stock units	2,055,122	—	2,055,122	90,480
Employee stock purchase plan shares	81,191	3,139	81,191	4,393
Total common stock equivalents	8,408,260	3,466,483	8,408,260	5,271,483
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
The following table contains additional information on our consolidated revenue and net loss, including significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Product revenue, net	$12,880	$8,964	$34,061	$25,768
PK activator (PYRUKYND®) direct expenses - research and development	(30,533)	(26,829)	(81,663)	(80,833)
Compensation and related expenses - research and development	(30,299)	(28,115)	(90,883)	(83,225)
Total selling, general and administrative expenses	(41,274)	(38,537)	(128,670)	(105,087)
Gain on sale of contingent payments	—	889,136	—	889,136
Milestone payment from gain on sale of oncology business	—	200,000	—	200,000
Other segment items*	(14,207)	(56,704)	(37,587)	(75,511)
Net (loss) income	$(103,433)	$947,915	$(304,742)	$770,248
*Other segment items primarily include cost of sales, other research and development expenses, interest income, and income tax expense.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Information
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024, and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 13, 2025. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management, and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, selling, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” “vision,” “will,” “would” or the negatives of these words and similar expressions are intended to identify these forward-looking statements, although not all forward-looking statements contain these identifying words. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2024. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.
Overview
We are a commercial-stage biopharmaceutical company dedicated to redefining the future of rare disease treatment. We champion an inclusive culture that fosters bold innovation and collaboration, both within our teams and with the rare disease communities we serve. By building deep connections and trusted partnerships with patients, advocates, and healthcare professionals, we advance our understanding of the unique priorities and needs of these communities. These real-world insights, combined with our biological expertise, allow us to develop and deliver innovative medicines with the potential to transform lives.
The lead product candidate in our portfolio, PYRUKYND® (mitapivat), is an activator of both wild-type and mutant pyruvate kinase, or PK, enzymes for the potential treatment of hemolytic anemias. PYRUKYND® is approved for use by the U.S. Food and Drug Administration, or FDA, for the treatment of hemolytic anemia in adults with PK deficiency in the United States and by the European Commission for the treatment of PK deficiency in adult patients in the European Union, or EU. Additionally, we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure. In December 2024, we announced that we submitted a supplemental new drug application, or sNDA, to the FDA for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia. The FDA accepted the sNDA and granted a Prescription Drug User Fee Act, or PDUFA, goal date of September 7, 2025, which the FDA subsequently extended to December 7, 2025 following our submission of a proposed Risk Evaluation and Mitigation Strategy, or REMS, to mitigate the risk of hepatocellular injury that was described in the original sNDA filing. The submission of the REMS is a major amendment to the PYRUKYND® sNDA, resulting in the three-month review extension. The extension was not the result of new or additional efficacy or safety data requested by the FDA or submitted by us.
In December 2024, we also announced that we submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, and regulatory applications to the Kingdom of Saudi Arabia and the United Arab Emirates health authorities for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia. In August 2025, we announced that the Saudi Food and Drug Authority approved PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia. In October 2025, we announced that the Committee for Medicinal Products for Human Use, or the CHMP, of the EMA adopted a positive opinion for the new indication for PYRUKYND® in adults for the treatment of anemia associated with transfusion-dependent and non-transfusion-dependent alpha- or beta-thalassemia. The European Commission will now review the CHMP’s opinion, with the final decision expected by early 2026.
In addition, we are currently evaluating PYRUKYND® for the treatment of sickle cell disease, or SCD and in pediatric patients with PK deficiency. We are also developing (i) tebapivat, a novel PK activator, for the potential treatment of lower-risk myelodysplastic syndromes, or LR MDS, and SCD; (ii) AG-181, our phenylalanine hydroxylase, or PAH, stabilizer for the potential treatment of phenylketonuria, or PKU; and (iii) AG-236, an siRNA in-licensed from Alnylam Pharmaceuticals, Inc., or Alnylam, targeting the transmembrane serine protease 6, or TMPRSS6 gene for the potential treatment of polycythemia vera, or PV.
Alnylam License Agreement
On July 28, 2023, we entered into a license agreement with Alnylam under which we acquired the rights to develop and commercialize Alnylam’s novel preclinical siRNA targeting the TMPRSS6 gene, as a potential disease-modifying treatment for patients with PV.
In accordance with the license agreement, we are responsible to pay up to $130.0 million in potential development and regulatory milestones, in addition to sales milestones as well as tiered royalties on annual net sales, if any, of licensed products, which may be subject to specified reductions and offsets. In the nine months ended September 30, 2025, we achieved a regulatory milestone that triggered a $10.0 million payment to Alnylam, which we recorded within research and development expenses in our condensed consolidated statements of operations.
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
Additionally, since inception, we have historically incurred significant operating losses. Our net loss for the nine months ended September 30, 2025 was $304.7 million and our net income for the nine months ended September 30, 2024 was $770.2 million. As of September 30, 2025, we had an accumulated deficit of $453.7 million. The net income we generated in the nine months ended September 30, 2024 was primarily due to the sale of the Vorasidenib Royalty Rights to Royalty Pharma and our receipt of the Vorasidenib Milestone Payment discussed above in Overview. We expect to continue to incur significant expenses and net losses until such time we are able to report profitable results. Our net losses may fluctuate significantly from year to year. We expect that we will continue to incur significant expenses as we continue to advance and expand clinical development and commercialization activities for PYRUKYND®, including with respect to the review by the FDA and other regulatory authorities of our regulatory submissions made for the treatment of thalassemia, which we announced in December 2024; continue to advance and expand clinical development of tebapivat, our novel PK activator; continue to advance clinical development of AG-181, our PAH stabilizer; continue clinical development of AG-236, a licensed siRNA development candidate pursuant to our license agreement with Alnylam; expand and protect our intellectual property portfolio, including by in-licensing or acquiring assets for pipeline growth; and hire additional commercial and development personnel.

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

Cost of Sales
Cost of sales consists primarily of manufacturing costs for sales of PYRUKYND®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of PYRUKYND® recorded during the three and nine months ended September 30, 2025 and 2024 were expensed prior to February 17, 2022, and, therefore, are not included in costs of sales during the three and nine months ended September 30, 2025 and 2024. The amounts excluded from cost of sales were not significant during the three and nine months ended September 30, 2025 and 2024.
Inventories are reviewed periodically to identify excess or obsolete inventory based on projected sales activity as well as product shelf-life. Expired inventory is disposed of, and the related costs are recognized as cost of sales in our consolidated statements of operations, when, based on the expiry date, we do not believe we are able to sell the inventory. We have not reserved for excess or obsolete inventory during the three and nine months ended September 30, 2025 and 2024.

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
PYRUKYND® is approved for use by the FDA for the treatment of hemolytic anemia in adults with PK deficiency in the United States and by the European Commission for the treatment of PK deficiency in adult patients in the EU. Additionally, we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure. In December 2024, we announced that we submitted an sNDA to the FDA for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia. The FDA accepted the sNDA and granted a PDUFA goal date of September 7, 2025, which the FDA subsequently extended to December 7, 2025 following our submission of a proposed REMS to mitigate the risk of hepatocellular injury that was described in the original PYRUKYND® sNDA. Also in December 2024, we announced that we submitted an MAA to the EMA and regulatory applications to the Kingdom of Saudi Arabia and United Arab Emirates health authorities for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia. In August 2025, we announced that the Saudi Food and Drug Authority approved PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia. In

October 2025, we announced that the CHMP of the EMA adopted a positive opinion for the new indication for PYRUKYND® in adults for the treatment of anemia associated with transfusion-dependent and non-transfusion-dependent alpha- or beta-thalassemia. The European Commission will now review the CHMP’s opinion, with the final decision expected by early 2026. In addition, we are currently evaluating PYRUKYND® in clinical trials for the treatment of SCD and in pediatric patients with PK deficiency. Additionally, PYRUKYND® has received orphan drug designation from the FDA for the treatment of thalassemia and SCD, and orphan medicinal product designation from the EMA for the treatment of SCD. PYRUKYND® was granted orphan drug designation for the treatment of PK deficiency by the FDA and EMA.
We have full ownership rights to PYRUKYND® and expect to fund the future development and commercialization costs related to PYRUKYND®. We built our commercial infrastructure to support the commercialization of PYRUKYND® in adult PK deficiency in the United States, and have expanded this infrastructure to support the potential commercial launch of PYRUKYND® in thalassemia in the United States. In connection with our regulatory approvals in the EU, Great Britain and Saudi Arabia, we provide access to PYRUKYND® to eligible patients through the Avanzanite Agreement and the NewBridge Agreement, as applicable, and on either a free of charge or for charge basis for eligible patients in those jurisdictions and other jurisdictions through a global managed access program. To date, none of the NewBridge Agreement, the Avanzanite Agreement or our global managed access program have had a significant impact on our business, financial condition or results of operations. We continue to evaluate other options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities.
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
Based on the results of the ENERGIZE and ENERGIZE-T trials, in December 2024 we announced that we filed regulatory applications for PYRUKYND® for the treatment of adult patients with non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia with the FDA, EMA and Kingdom of Saudi Arabia and United Arab Emirates health authorities and we included in our regulatory applications hepatocellular injury as an important potential risk of PYRUKYND® in patients with thalassemia and proposed monthly monitoring of liver tests for the first six months of treatment with PYRUKYND®. We updated our PYRUKYND® clinical trial protocols across all indications to incorporate monthly monitoring of liver tests for the first six months of treatment and updated the U.S. Prescribing Information, or USPI, for PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency to reflect the aforementioned risk of hepatocellular injury and recommended monitoring. In September 2025, we announced that, following an information request from the FDA, we submitted a proposed REMS to mitigate the risk of hepatocellular injury that was described in the original PYRUKYND® sNDA.
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
In November 2023, we announced that we achieved clinical proof-of-concept in the phase 2a portion of the trial. We observed that four of the 10 patients with low transfusion burden achieved the transfusion independence endpoint, and one of the 22 patients achieved the hemoglobin response endpoint in the 16-week treatment period. The safety profile observed was consistent with data reported in the healthy volunteer study of tebapivat. 19 patients elected to enroll in the extension period for up to 156 weeks. We evaluated the phase 2a trial results and assessed the impact of those results on the phase 2b portion of the protocol, and based on the data generated in the phase 2a portion of the trial, we increased the dosage levels evaluated in the phase 2b portion of the trial, which we initiated in the third quarter of 2024. We completed enrollment in the phase 2b portion of the trial in September 2025 and expect to announce topline data for this trial in early 2026.
Other Programs
In addition to the aforementioned development programs, we are developing AG-181, a PAH stabilizer for the potential treatment of PKU, for which we filed an IND in December 2023. We initiated a phase 1 clinical trial of AG-181 in healthy volunteers in the first quarter of 2024, and initiated the multiple ascending dose portion of the trial in the second quarter of 2025. Also, in July 2023, we entered into a license agreement with Alnylam for the development and commercialization of products containing or comprised of an siRNA preclinical development candidate discovered by Alnylam and targeting the TMPRSS6 gene, and we are developing a product candidate, AG-236, for the potential treatment of patients with PV. We filed an IND with the FDA for AG-236 for the treatment of PV which cleared in June 2025, and we initiated a phase 1 clinical trial evaluating AG-236 in healthy volunteers in July 2025.
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
Critical Accounting Estimates
Our critical accounting estimates are those which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We have determined that our most critical accounting estimates are those relating to revenue recognition, accrued research and development expenses and stock-based compensation. As of September 30, 2025, there have been no material changes to our existing critical accounting estimates discussed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations
Comparison of the three and nine months ended September 30, 2025 and 2024
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Revenues:
Product revenue, net	$12,880	$8,964	$34,061	$25,768
Total revenue	$12,880	$8,964	$34,061	$25,768
Total Revenue - Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024 – The increase in total revenue of $3.9 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was due to increased volume associated with PYRUKYND®.

Total Revenue - Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024 – The increase in total revenue of $8.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was due to increased volume associated with PYRUKYND®.
Total Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Operating expenses:
Cost of sales	$1,679	$783	$4,466	$2,905
Research and development	86,796	72,455	251,479	218,476
Selling, general and administrative	41,274	38,537	128,670	105,087
Total operating expenses	$129,749	$111,775	$384,615	$326,468
Total Operating Expenses - Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024 – The increase in total operating expenses of $18.0 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to an increase in research and development expenses of $14.3 million, which is described below under Research and Development Expenses, and an increase in selling, general and administrative expenses of $2.7 million, driven by an increase in commercial-related activities as we prepare for the potential approval of PYRUKYND® in thalassemia.
Total Operating Expenses - Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024 – The increase in total operating expenses of $58.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to an increase in research and development expenses of $33.0 million which is described below under Research and Development Expenses, and an increase in selling, general and administrative expenses of $23.6 million, driven by an increase in commercial-related activities as we prepare for the potential approval of PYRUKYND® in thalassemia.

Research and Development Expenses
Our research and development expenses, by major program, are outlined in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
PK activator (PYRUKYND®)	$30,533	$26,829	$81,663	$80,833
Novel PK activator (tebapivat)	8,498	3,768	21,738	10,151
In-process research and development	—	—	10,000	—
Other research and platform programs	6,668	4,316	15,506	15,271
Total direct research and development expenses	45,699	34,913	128,907	106,255
Compensation and related expenses	30,299	28,115	90,883	83,225
Facilities and IT related expenses & other	10,798	9,427	31,689	28,996
Total indirect research and development expenses	41,097	37,542	122,572	112,221
Total research and development expense	$86,796	$72,455	$251,479	$218,476

Total Research and Development Expenses - Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024 – The increase in total research and development expenses of $14.3 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to a $10.8 million increase in our direct expenses. The increase in direct expenses was primarily due to an increase in tebapivat costs driven by increased costs associated with clinical trials of tebapivat in patients with SCD and higher process development expenses, and an increase in PYRUKYND® costs driven by start-up costs associated with clinical trials in pediatric patients with thalassemia.

Total Research and Development Expenses - Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024 – The increase in total research and development expenses of $33.0 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was due to a $22.7 million increase in our direct expenses and a $10.3 million increase in our indirect expenses. The increase in direct expenses was primarily due to an increase in tebapivat costs driven by increased costs associated with clinical trials of tebapivat in patients with SCD and LR MDS and higher process development expenses, and an increase in in-process research and development as a result of the $10.0 million milestone payment associated with the agreement with Alnylam discussed above under Overview. PYRUKYND® costs for the nine months ended September 30, 2025 were relatively consistent with the nine months ended September 30, 2024. Included in the change in PYRUKYND® costs was increased professional expenses, and start-up costs associated with clinical trials in pediatric patients with thalassemia, partially offset by lower process development expenses. The increase in our indirect expenses was primarily due to an increase in compensation and related expenses, driven principally by workforce-related expenses.
Other Income and Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Gain on sale of contingent payments	$—	$889,136	$—	$889,136
Milestone payment from gain on sale of oncology business	—	200,000	—	200,000
Interest income, net	13,369	13,059	43,969	30,068
Other income, net	67	1,651	1,843	4,864
Other Income and Expense - Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024 – The decrease in gain on sale of contingent payments was due to the sale of the Vorasidenib Royalty Rights in the three months ended September 30, 2024 discussed above in Overview. The decrease in milestone payment from gain on sale of oncology business was due to the receipt of the Vorasidenib Milestone Payment in the three months ended September 30, 2024 discussed above in Overview.

Other Income and Expense - Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024 – The decrease in gain on sale of contingent payments was due to the sale of the Vorasidenib Royalty Rights in the nine months ended September 30, 2024 discussed above in Overview. The decrease in milestone payment from gain on sale of oncology business was due to the receipt of the Vorasidenib Milestone Payment in the nine months ended September 30, 2024 discussed above in Overview. The increase in interest income, net in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily attributable to increased return on our investments.

Net (Loss) Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net (loss) income	$(103,433)	$947,915	$(304,742)	$770,248
Net (Loss) Income - Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024 – The increase in net loss for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily driven by the sale of the Vorasidenib Royalty Rights and the receipt of the Vorasidenib Milestone Payment in the three months ended September 30, 2024 discussed above in Overview, partially offset by the income tax expense in the three months ended September 30, 2024 as a result of the income related to the Vorasidenib Royalty Rights and Vorasidenib Milestone Payment.

Net (Loss) Income - Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024 – The increase in net loss for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily driven by the sale of the Vorasidenib Royalty Rights and the receipt of the Vorasidenib Milestone Payment in the nine months ended September 30, 2024 discussed above in Overview, partially offset by the income tax expense in the nine months ended September 30, 2024 as a result of the income related to the Vorasidenib Royalty Rights and Vorasidenib Milestone Payment.

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

Our cash, cash equivalents and marketable securities balance was $1.3 billion at September 30, 2025. The Retained Earn-Out Rights discussed above are our only committed potential external sources of funds. We cannot predict what success, if any, Servier may have in the United States with respect to the sale of vorasidenib, and consequently, we cannot estimate the amount of payments, if any, we may receive on account of the Retained Earn-Out Rights.
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Net cash used in operating activities	$(276,764)	$(256,674)
Net cash provided by investing activities	287,108	412,599
Net cash provided by financing activities	6,119	9,600
Net change in cash and cash equivalents	$16,463	$165,525
Net cash used in operating activities. Cash used in operating activities of $276.8 million during the nine months ended September 30, 2025 was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received from interest income of $45.8 million and product revenues of $35.8 million.
Cash used in operating activities of $256.7 million during the nine months ended September 30, 2024 was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received from product revenues of $28.0 million and interest income of $26.3 million.
Net cash provided by investing activities. Cash provided by investing activities of $287.1 million during the nine months ended September 30, 2025 was primarily due to higher proceeds from maturities and sales of marketable securities than purchases of marketable securities.
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
Net cash provided by financing activities. Cash provided by financing activities of $6.1 million during the nine months ended September 30, 2025, was due to net proceeds received from stock option exercises and purchases made pursuant to our 2013 Employee Stock Purchase Plan, or 2013 ESPP.

Cash provided by financing activities of $9.6 million during the nine months ended September 30, 2024, was due to net proceeds received from stock option exercises and purchases made pursuant to our 2013 ESPP.
Funding Requirements
We expect our expenses to increase as we continue the research, development and clinical trials of, seek marketing approvals for, and commercialize our product candidates in our portfolio, including as we continue to commercialize PYRUKYND® for its approved indications. If we obtain additional marketing approvals for PYRUKYND® in thalassemia or in other indications, or outside of the United States or for any of our other product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.
We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2025, together with anticipated product revenue and interest income, will provide the financial independence to prepare for potential PYRUKYND® commercial launches in thalassemia and SCD, advance our existing programs, and opportunistically expand our pipeline through both internally and externally discovered assets. Our expectations regarding our long-term funding requirements are based on assumptions that may prove to be wrong, and we may need additional capital resources to fund our operating plans and capital expenditure requirements.
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
•operational delays due to public health epidemics; and
•operational delays, disruptions and/or increased costs associated with global economic and political developments.
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
Contractual Obligations
During the nine months ended September 30, 2025, there were no material changes to our contractual obligations and commitments described under Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates. As of September 30, 2025 and December 31, 2024, we had cash, cash equivalents and marketable securities of $1.3 billion and $1.5 billion, respectively, consisting primarily of investments in U.S. Treasuries, government securities, corporate debt securities and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point change in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs and contract manufacturing organizations that are located in Asia and Europe and are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2025 and December 31, 2024, we had minimal or no liabilities denominated in foreign currencies.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures.

Based on that evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
PYRUKYND® (mitapivat) is approved for use by the FDA for the treatment of hemolytic anemia in adults with PK deficiency in the United States and by the European Commission for the treatment of PK deficiency in adult patients in the EU. Additionally, we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure. In December 2024, we announced that we submitted an sNDA to the FDA for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia. The FDA accepted the sNDA and granted a PDUFA goal date of September 7, 2025, which the FDA subsequently extended to December 7, 2025 following our submission of a proposed REMS to mitigate the risk of hepatocellular injury that was described in the original PYRUKYND® sNDA. Also in December 2024, we announced that we submitted an MAA to the EMA and regulatory applications to the Kingdom of Saudi Arabia and United Arab Emirates health authorities for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia. In August 2025, we announced that the Saudi Food and Drug Authority approved PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia. In October 2025, we announced that the CHMP of the EMA adopted a positive opinion for the new indication for PYRUKYND® in adults for the treatment of anemia associated with transfusion-dependent and non-transfusion-dependent alpha- or beta-thalassemia. The European Commission will now review the CHMP’s opinion, with the final decision expected by early 2026.
Our ability to generate meaningful revenue from PYRUKYND® will depend heavily on our successful development and commercialization of the product. We generated $34.1 million and $25.8 million of net product revenues from sales of PYRUKYND® in the nine months ended September 30, 2025 and 2024, respectively. In connection with our regulatory approvals in the EU, Great Britain and Saudi Arabia, we are currently providing access to PYRUKYND® through the Avanzanite Agreement and the NewBridge Agreement, as applicable, and on a for charge and free of charge basis for eligible patients in those jurisdictions and other jurisdictions through a global managed access program. We continue to evaluate other options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities.
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
•PYRUKYND® does not demonstrate acceptable safety and efficacy in current or future clinical trials, or otherwise does not meet applicable regulatory standards for approval in other indications; or
•the requirements of a REMS make it more difficult and/or time-consuming for physicians to prescribe PYRUKYND® and for patients to subsequently use PYRUKYND®.
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
We have invested a significant portion of our efforts and financial resources in the identification of our product candidates and the development of our most advanced clinical programs, including PYRUKYND® and tebapivat. Our ability to generate meaningful product revenue will depend heavily on the successful clinical development and eventual commercialization of our current and any future product candidates, including PYRUKYND®. While we have recently received approval from the Saudi Food and Drug Authority for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia, we cannot be certain that we will obtain marketing approval of PYRUKYND® in jurisdictions with pending or potential future marketing applications for thalassemia, nor can we be certain that we will obtain marketing approval of PYRUKYND® for any other indication or in other jurisdictions.
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
•if our product candidates have undesirable side effects, it could result in a more restrictive label or the addition of safety warnings, or it could result in the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. For example, in January 2025, the USPI for PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency was updated to include information regarding hepatocellular injury observed in clinical trials in patients with thalassemia treated with PYRUKYND® at a higher dose than recommended for patients with PK deficiency. Additionally, following an information request from the FDA, we submitted a proposed REMS to mitigate the risk of hepatocellular injury that was described in the original PYRUKYND® sNDA for the treatment of adult patients with non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia. The FDA might require the development and submission of additional REMS for our products;
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
Our ability to successfully in-license or acquire assets and develop product candidates following such transactions is unproven. If we do identify additional suitable candidates or assets for in-licensing transactions or acquisitions, we may not be able to make such transactions on favorable terms, or at all. Such transactions may require us to relinquish rights to develop product candidates in certain indications, limit our ability to pursue certain targets or require us to make significant milestone or royalty payments to third parties upon achievement of certain events. For example, we are responsible to pay up to $130.0 million in potential development and regulatory milestones, in addition to sales milestones as well as tiered royalties on annual net sales, if any, of any licensed products, under our license agreement with Alnylam. Further, any in-licensing transaction or acquisitions we undertake may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or an in-licensing transaction or issue our common stock or other equity securities to the stockholders of the counterparty, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business, product or technology that are not covered by the indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Such transactions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot ensure that following any transaction we would achieve the expected synergies to justify the transactions. We cannot predict the number, timing or size of future transactions or the effect that any such transactions might have on our operating results.
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
In addition, we have a small number of clinical trial sites for certain clinical trials in the Middle East that could be affected by armed conflicts in the region.
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
•regulatory authorities may require the addition of warnings on the product label, or require or modify a REMS;
•we, or any collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;
•we, or any collaborators, could be sued and held liable for harm caused to patients;
•the product may become less competitive; and
•our reputation may suffer.
For example, in January 2025, the USPI for PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency was updated to include information regarding liver injury observed in patients with thalassemia treated with PYRUKYND® at a higher dose than recommended for patients with PK deficiency. In September 2025, we announced that, following an information request from the FDA, we submitted a proposed REMS to mitigate the risk of hepatocellular injury that was described in the original PYRUKYND® sNDA for the treatment of adult patients with non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia.
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
•product labeling or product insert requirements of the FDA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling; and
•a requirement to implement a REMS.

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
We face competition with respect to PYRUKYND® and tebapivat and our other product candidates, and we will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. Potential competitors may include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the indications for which we are developing our product or our product candidates, such as PK deficiency, thalassemia, SCD, LR MDS, PKU, and PV. For example, Merck and Bristol-Myers Squibb Company, or BMS, are marketing a therapy to treat beta thalassemia and LR MDS, and are conducting clinical trials for alpha thalassemia and LR MDS patients that are erythropoiesis-stimulating agent naïve and non-transfusion dependent; Geron Corporation recently announced FDA approval of a treatment for adults with LR MDS with transfusion-dependent anemia; Takeda Pharmaceutical Company Limited, or Takeda with Keros Therapeutics, Inc. are developing a therapy to treat LR-MDS; Novartis International AG is marketing a therapy and has another molecule in clinical trials to treat SCD; Emmaus Life Sciences is marketing a therapy to treat SCD; BioMarin Pharmaceutical Inc. is marketing and conducting clinical trials for therapies to treat PKU; PTC Therapeutics, Inc. has a recently approved treatment for PKU; Pfizer Inc., CSL Behring, and Cellarity, Inc. are conducting clinical trials for therapies in SCD; Novo Nordisk A/S is conducting clinical trials for the treatment of alpha and beta thalassemia and SCD; Sanofi is conducting clinical trials for a therapy in SCD; Genetix Biotherapeutics Inc. (formerly bluebird bio) is marketing a gene therapy to treat transfusion-dependent beta-thalassemia and SCD; Vertex, with CRISPR, is marketing a gene therapy targeting SCD and transfusion-dependent beta-thalassemia; Disc Medicine, Inc., or Disc, is conducting a clinical trial for a potential treatment for SCD; Fulcrum Therapeutics Inc. is conducting clinical trials for a potential treatment for SCD; BMS is conducting clinical trials for a potential treatment for SCD; Otsuka Pharmaceutical Co., Ltd, NGGT Inc., and Maze Therapeutics, Inc. are conducting clinical trials for potential treatments for PKU; PharmaEssentia Corp and Incyte Corporation are marketing therapies to treat PV, and Protagonist Therapeutics with Takeda, Ionis Pharmaceuticals, Inc. with Ono Pharmaceutical Co., Ltd, Italfarmaco S.p.A., Disc, Merck & Co., Inc., GluBio Inc., and Silence Therapeutics are developing therapies to treat PV; Rocket Pharma LTD is developing a therapy for the treatment of PK deficiency; and a number of other biotechnology companies have product candidates in clinical development in similar indications as ours.
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
The success of the rare disease business is subject to various risks and uncertainties, including the possibility that we may not be able to successfully commercialize PYRUKYND®, the possibility that PYRUKYND® is not approved for thalassemia in jurisdictions other than Saudi Arabia, the possibility that PYRUKYND® is not approved for SCD, the possibility of adverse clinical and other developments in respect of PYRUKYND®, tebapivat or our other product candidates, and unanticipated changes in applicable laws and regulations that may adversely affect the rare disease business.
We may be more susceptible to changing market conditions, including fluctuations and risks particular to the markets for patients with rare diseases, than a more diversified company, which could adversely affect our business, financial condition and results of operations. In addition, even with the FDA approval of PYRUKYND® for PK deficiency and the Saudi Food and Drug Authority's approval of PYRUKYND® for non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia, the diversification of our revenues, costs and cash flows has diminished following the sale of our oncology business. Our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments or satisfy other financial commitments may be diminished.
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
We have a history of incurring operating losses. Our net loss for the nine months ended September 30, 2025 was $304.7 million and our net income for the nine months ended September 30, 2024 was $770.2 million. As of September 30, 2025, we had an accumulated deficit of $453.7 million. The net income we generated in the nine months ended September 30, 2024 was primarily due to our receipt of the Upfront Payment related to the sale of the Vorasidenib Royalty Rights and our receipt of the Vorasidenib Milestone Payment. Following receipt of marketing approval in February 2022, we are commercializing PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States.
In connection with our regulatory approvals in the EU, Great Britain and Saudi Arabia, we provide access to PYRUKYND® to eligible patients through the Avanzanite Agreement and the NewBridge Agreement, as applicable, and on either a free of charge or for charge basis for eligible patients in those jurisdictions and other jurisdictions through a global managed access program. We continue to evaluate other options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities.

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
If either we or any third parties on which we rely are adversely impacted by geopolitical events, delays may occur in our product development activities, which delays could have a material adverse impact on our business, financial condition and prospects.
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
In 2024, the U.S. Congress considered legislation referred to as the BIOSECURE Act, which if it had been enacted into law, would have prohibited, subject to limited exceptions, the direct or indirect use of U.S. federal government contract, grant, and loan funds for purchasing biotechnology equipment and services from certain Chinese biotechnology companies. In October 2025, the U.S. Senate passed a revised version of the BIOSECURE legislation as part of its National Defense Authorization Act for FY 2026. Instead of specifying particular Chinese entities, the Senate bill would initially target biotechnology companies that have been identified on the so-called 1260H List by the U.S. Department of Defense as Chinese Military Companies Operating in the United States. The legislation would allow for other biotechnology companies, possibly including WuXi entities, to be added to the federal funding prohibitions at a later time. The U.S. House of Representatives has passed a version of the bill that does not contain similar biotechnology provisions. It is not currently known whether the House or Senate language or other language or neither may become law.
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
In addition, we do not have direct experience commercializing products outside of the United States and such efforts may depend on our ability to find a suitable collaborator. For example, we have entered into the NewBridge Agreement and the Avanzanite Agreement for the commercialization of PYRUKYND® in certain jurisdictions outside of the United States. Pursuant to the NewBridge Agreement and the Avanzanite Agreement, we rely on our partners, in the GCC and the EU and U.K., respectively, to assist with regulatory filings, prepare applications for pricing and reimbursement approval, negotiate with payors, conduct medical affairs activities and import, distribute, promote and commercialize our products in accordance with applicable law. If our distribution partners do not fulfill their obligations under these arrangements, or if they experience a change in strategic focus or available funding, our ability to generate revenue outside of the United States could be adversely affected.
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
Competitors may infringe our patents and other intellectual property rights. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive, time consuming and have uncertain outcomes. For example, we may file patent infringement suits against any company that files an ANDA containing a Paragraph IV patent certification for mitapivat. In addition, a court may decide that a patent of ours is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.
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
The FDA, EMA and other foreign regulatory authorities have substantial discretion in the approval process. Accordingly, it is possible that the FDA or EMA may refuse to accept for substantive review any NDA, sNDA or MAA that we submit for our product candidates, or may conclude after review of our data that our marketing application is insufficient to obtain marketing approval of our product candidates. The applicable regulator may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before reconsidering our applications. Depending on the extent of these or any other FDA- or EMA-required trials or studies, approval of any marketing applications that we submit may be delayed by several years, or may require us to expend more resources than we planned. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA or EMA to approve any marketing applications. Additionally, following an information request from the FDA, we submitted a proposed REMS to mitigate the risk of hepatocellular injury that was described in the original PYRUKYND® sNDA for the treatment of adult patients with non-

transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia. The FDA might require the development and submission of additional REMS for our products.
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
In December 2024, we announced that we submitted an MAA to the EMA and a regulatory application to the United Arab Emirates health authorities for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia. In October 2025, we announced that the CHMP of the EMA adopted a positive opinion for the new indication for PYRUKYND® in adults for the treatment of anemia associated with transfusion-dependent and non-transfusion-dependent alpha- or beta-thalassemia. The European Commission will now review the CHMP’s opinion, with the final decision expected by early 2026. In order to market and sell our medicines in the EU and many other foreign jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many foreign countries, a product must be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. Although we have received marketing authorization for PYRUKYND® for the treatment of adults with PK deficiency in the EU and Great Britain and for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia in Saudi Arabia, we may not be able to file for additional marketing approvals and may not receive necessary approvals to commercialize our medicines in any other foreign market.
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
If oversight and review activities by the FDA and comparable foreign regulatory authorities are disrupted due to the ongoing government shutdown, then our ability to develop and/or secure timely approval of our product candidates could be impacted in a negative manner. For example, the recent loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. In March 2025, the Secretary of HHS announced a reorganization and reduction in force, or RIF, across the HHS of approximately 20,000 employees, with FDA’s workforce to decrease by 3,500 full-time employees. Thereafter, thousands of employees at the FDA were fired on April 1, 2025. Subsequently, there have been reports from the preliminary budget memorandum for HHS that the administration will propose an additional 30% cut in the overall budget for the Department, with a reduction of $700 million in funding at the FDA for the 2026 federal fiscal year.
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
We built our commercial infrastructure to support the commercialization of PYRUKYND® in adult PK deficiency in the United States, and have expanded this infrastructure to support the potential commercial launch of PYRUKYND® in thalassemia in the United States. The commercial success of PYRUKYND® or of any of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third-party payors, including government health administration authorities and private health coverage insurers. If coverage and reimbursement are not available, or reimbursement is available only to limited levels, we, or any collaborators, may not be able to successfully commercialize PYRUKYND® or our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any future collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments.
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
The Trump administration recently initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, the President issued an executive order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China. Later, the U.S. and China reached a framework agreement that resulted in the suspension of the higher reciprocal tariffs on China until November 11, 2025. Several countries, the United Kingdom, Japan, South Korea, European Union, among others, have reached deals with the U.S. that include reduced tariff rates and other measures. President Trump also issued an Executive Order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025.

The new reciprocal rates, which are consistent with the rates reflected in the trade deals already announced, range from 10% to 41%. The new rates do not apply to Canada, China, Mexico and a few other countries.
For China, the 10% baseline reciprocal tariff announced in April remains in effect, in addition to a minimum of an additional 20%. For Mexico, the rate remains 25% for goods that are not covered by the USMCA, and for Canada, the rate is 35% for goods that are not covered by the USMCA. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on contract development and manufacturing organizations and other service providers that operate in China. Certain countries, including the European Union, Japan, South Korea and the United Kingdom, have reached agreements with the U.S. that cap pharmaceutical tariffs at 15%.
Separately, in April 2025, the U.S. Department of Commerce announced an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. On September 25, 2025, via a post on Truth Social, the President announced that, beginning October 1, 2025, all branded or patented drugs imported in the U.S. would face a 100% tariff. The President indicated that the tariffs could be avoided by building pharmaceutical manufacturing facilities in the U.S. Thereafter, the President delayed the October 1st effective date of the tariffs and announced that the administration had “begun preparing” tariffs on manufacturers that do not build in the U.S. or enter into a most-favored-nation drug pricing agreement with the administration.
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
As of September 30, 2025, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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

AGIOS PHARMACEUTICALS, INC.

October 30, 2025	By:	/s/ Brian Goff
Brian Goff Chief Executive Officer (principal executive officer)

October 30, 2025	By:	/s/ Cecilia Jones
Cecilia Jones Chief Financial Officer (principal financial officer)