Form 10-K
period 2025-12-31
AGIOS PHARMACEUTICALS, INC.
filed 2026-02-12
CIK 1439222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐         No   ☑
The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2025 (based on the last reported sale price on the Nasdaq Global Select Market as of such date) was $1,914,339,201.
As of February 6, 2026, there were 58,592,172 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

PART I
Note Regarding Certain References in this Annual Report on Form 10-K
Throughout this Annual Report on Form 10-K, “Agios,” “the Company,” “we,” “us,” and “our,” and similar expressions, except where the context requires otherwise, refer to Agios Pharmaceuticals, Inc. and its consolidated subsidiaries, and “our Board of Directors” refers to the board of directors of Agios Pharmaceuticals, Inc.

In addition, unless otherwise stated or the context indicates otherwise, all references in this Annual Report on Form 10-K to “AQVESME™ (mitapivat)” or “AQVESME™” refer to our FDA-approved medicine for the treatment of anemia in adults with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia in the United States; references to “PYRUKYND® (mitapivat)”, “PYRUKYND®”, or “mitapivat” refer to all other commercially available mitapivat products or mitapivat product candidates for which we are exploring further applications and indications, as the context requires.
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
The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements regarding:
•our commercialization efforts and plans to commercialize PYRUKYND® (mitapivat) and AQVESME™ (mitapivat);
•the initiation, timing, progress and results of current, planned and future preclinical studies and clinical trials, and our research and development programs;
•the potential of the isoforms of pyruvate kinase, including pyruvate kinase-R, or PKR, as therapeutic targets;
•the potential benefits of our products and product candidates targeting PKR, including PYRUKYND®, AQVESME™ and tebapivat, and of our product candidate in our phenylalanine hydroxylase, or PAH, stabilizer program, AG-181, and our siRNA targeting the transmembrane serine protease 6, or TMPRSS6, gene, AG-236;
•our plans to develop and commercialize any additional product candidates for which we may receive approval, either alone or with partners;
•our ability to establish and maintain collaborations or to obtain additional funding, if needed;
•the timing or likelihood of regulatory filings and approvals, including the pending regulatory submissions for PYRUKYND® for the treatment of thalassemia in certain jurisdictions outside of the United States and the potential future regulatory submission for mitapivat for the treatment of sickle cell disease;
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
•our estimates regarding our expenses, future revenue, capital requirements and needs for additional financing and our expectations regarding profitability; and
•the potential impact of public health epidemics or pandemics, global economic developments and geopolitical events on our business, operations, strategy and goals.
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
Summary Risk Factors
Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. Our principal risks include the following:
•If we do not successfully commercialize PYRUKYND®, AQVESME™ and other products for which we may receive approval, our prospects may be substantially harmed. Our ability to generate product revenue from PYRUKYND® and AQVESME™ depends heavily on our successful development and commercialization of the products.
•We depend heavily on the success of our clinical-stage product candidates, including the potential approval of mitapivat for the treatment of thalassemia in the European Union, or sickle cell disease in the United States and in other jurisdictions. Clinical trials of our product candidates may not be successful for a number of important reasons. If we or our collaborators are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
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
•PYRUKYND®, AQVESME™, or any of our product candidates that may receive marketing approval in the future, may be less effective than previously believed or cause undesirable side effects that were not previously identified in clinical trials or may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success, which could compromise our ability, or that of any collaborators, to market the product.
•If we are unable to establish and maintain sales and marketing capabilities or enter into agreements with third parties to sell and market our products, we may not be successful in commercializing PYRUKYND®, AQVESME™ or our product candidates if they are approved.
•We provide certain development estimates related to the development and regulatory approval of our product candidates, including mitapivat. If we do not achieve our projected development or regulatory approval estimates in the timeframes we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline.
•We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the indications for which we are marketing or developing PYRUKYND®, AQVESME™ or our product candidates. Our competitors may develop products that are more effective, safer, more convenient or less costly than PYRUKYND®, AQVESME™ or any product candidates that we are developing or that would render PYRUKYND®, AQVESME™ or our product candidates obsolete or non-competitive.
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
•We have historically incurred operating losses. We expect to incur losses in the future and may never achieve or maintain profitability. Our net loss for the year ended December 31, 2025 was $412.8 million, our net income for the year ended December 31, 2024 was $673.7 million and our net loss for the year ended December 31, 2023 was $352.1 million. The net income we generated in the year ended December 31, 2024 was primarily due to the sale of the Vorasidenib Royalty Rights to Royalty Pharma and our receipt of the Vorasidenib Milestone Payment discussed below in Item 1. Business. As of December 31, 2025, we had an accumulated deficit of $561.7 million.
•We currently rely and expect to continue to rely on third parties for the manufacture of our product candidates for preclinical and clinical testing and for commercial supply of PYRUKYND® and AQVESME™ and any product candidate for which we may obtain marketing approval. Any performance failure on the part of our existing or future third-party manufacturers could delay clinical development, marketing approval or our commercialization efforts.
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
•PYRUKYND®, AQVESME™ or any product candidate that we commercialize may become subject to unfavorable pricing regulations and third-party reimbursement practices, which would harm our business.
•The prices of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to considerable legislative and executive actions and could impact the prices we obtain for our drug products, if and when approved, and/or the sustainability of those prices.

Item 1. Business
General
We are a commercial-stage biopharmaceutical company dedicated to redefining the future of rare disease treatment. Fueled by connections, we build trusted partnerships with communities, collaborating to develop and deliver innovative medicines with the potential to transform lives. With a foundation in hematology, we combine biological expertise with real-world insights to advance a growing pipeline of rare disease medicines that reflect the priorities of the people we serve.
Business Overview
Rare diseases
The lead product candidate in our portfolio, mitapivat, is an activator of both wild-type and mutant pyruvate kinase, or PK, enzymes for the potential treatment of hemolytic anemias. Mitapivat is approved in the United States by the U.S. Food and Drug Administration, or FDA, under the brand name AQVESME™ for the treatment of anemia in adults with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia and in Saudi Arabia under the brand name PYRUKYND® for the treatment of adult patients with non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia. Mitapivat is also approved under the brand name PYRUKYND® in the United States by the FDA for the treatment of hemolytic anemia in adults with PK deficiency and in the European Union, or EU, and Great Britain for the treatment of PK deficiency in adults.

In December 2024, we announced that we submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, and a regulatory application to the United Arab Emirates health authorities for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia. In October 2025, we announced that the Committee for Medicinal Products for Human Use, or the CHMP, of the EMA adopted a positive opinion for the new indication for PYRUKYND® in adults for the treatment of anemia associated with transfusion-dependent and non-transfusion-dependent alpha- or beta-thalassemia. The European Commission is reviewing the CHMP’s opinion, with the final decision expected in early 2026.
We will have a pre-supplemental New Drug Application, or sNDA, meeting with the FDA in the first quarter of 2026 and intend to submit a U.S. marketing application for mitapivat in sickle cell disease, or SCD, following that engagement.
In addition, we are evaluating mitapivat for the treatment of pediatric patients with PK deficiency. We are also developing (i) tebapivat, a novel PK activator, for the potential treatment of lower-risk myelodysplastic syndromes, or LR MDS, and SCD; (ii) AG-181, our phenylalanine hydroxylase, or PAH, stabilizer for the potential treatment of phenylketonuria, or PKU; and (iii) AG-236, an siRNA in-licensed from Alnylam Pharmaceuticals, Inc., or Alnylam, targeting the transmembrane serine protease 6, or TMPRSS6, gene for the potential treatment of polycythemia vera, or PV.
Alnylam License Agreement
On July 28, 2023, we entered into a license agreement with Alnylam under which we acquired the rights to develop and commercialize Alnylam’s novel preclinical siRNA targeting the TMPRSS6 gene, which we refer to as AG-236, as a potential disease-modifying treatment for patients with PV.
In accordance with the license agreement, we made an up-front payment to Alnylam and recognized in-process research and development of $17.5 million in the year ended December 31, 2023. We will also pay Alnylam for certain expenses associated with the development of AG-236, and these will be recorded in our consolidated statements of operations as incurred. Additionally, we are responsible to pay up to $130.0 million in potential development and regulatory milestones, in addition to sales milestones as well as tiered royalties on annual net sales, if any, of licensed products, which may be subject to specified reductions and offsets. In the year ended December 31, 2025, we achieved a regulatory milestone that triggered a $10.0 million payment to Alnylam, which was recorded in research and development expense within our consolidated statements of operations and classified as investing activities within our consolidated statements of cash flows. Because the acquired assets under the license agreement with Alnylam do not meet the definition of a business in accordance with Accounting Standards Codification, or ASC, 805, Business Combinations, we accounted for the agreement as an asset acquisition.
Sale of Oncology Business to Servier and Sale of Contingent Payments
On March 31, 2021, we completed the sale of our oncology business to Servier Pharmaceuticals, LLC, or Servier. The transaction included the sale of our entire oncology business, including our clinical-stage product candidate vorasidenib, for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200.0 million in cash, if, prior to January 1, 2027, vorasidenib is granted new drug application, or NDA, approval from the FDA with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase, or IDH, 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), or the Vorasidenib Milestone Payment, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity, or the Vorasidenib Royalty Rights. The Vorasidenib Milestone Payment and Vorasidenib Royalty Rights are referred to as contingent payments and recognized as income when realizable.
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

Our Strategy and Long-term Goals
We are building a sustainable, value-creating company, grounded in our expertise in cellular metabolism and classical hematology, focused on developing and delivering innovative medicines for patients.
We believe our proven PK activator franchise has the potential to become standard of care across multiple hemolytic anemias, supported by approved indications in PK deficiency and thalassemia. In addition, we see significant opportunity to unlock further value through a robust early- and mid-stage pipeline and we believe we have a clear path to profitability supported by our existing commercial portfolio. With a distinctive pipeline and a track record of disciplined execution, we believe Agios is well positioned to establish leadership in rare hematology and evolve into a sustainable rare disease company.
Our Core Values
Our values cultivate an environment that promotes collaboration, contribution, engagement and high regard for others’ points of view. This foundation helps our people push the boundaries of our science and create transformative medicines, which we believe will provide long-term benefits for all our stakeholders. Our connections – with each other and with the rare disease community we serve – fuel the development of new medicines. Our core values include:
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
Rare diseases
Diseases are typically considered rare if they affect fewer than 200,000 people in the United States, or fewer than five per 10,000 people in France, Germany, Italy, Spain, United Kingdom, or the EU5. Many rare diseases are likely to be under-diagnosed given the lack of available medicines or diagnostics, the rarity of the condition, or limited understanding of how the disease genetics relate to the disease phenotype. It has been shown that small molecule medicines able to specifically correct genetic deficiencies and their associated organ dysfunction may have application in conditions that arise independent of patient genetics but for which identical organ dysfunction occurs. For example, a treatment for a hereditary hemolytic anemia may find direct application in the treatment of a secondarily acquired hemolytic anemia.
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
Classical hematology
Classical hematology refers to the study and treatment of blood disorders that are not cancerous, including thrombotic and hemorrhagic disorders, anemia, thrombocytopenia, disorders of iron metabolism and hemoglobin disorders. Many of these diseases are debilitating, have a negative impact on patients’ quality of life and are associated with severe complications and/or shortened life expectancy. Despite the significant need for novel medicines and improved patient care, there is a shortage of research and trained specialists in the field of classical hematology, and patients with these disorders are often underserved and experience health disparities and inequity. In addition, even in diseases in which some progress has been made, large subsets of the disease may remain underserved. Our goal is to develop innovative medicines for patients with various classical hematological disorders through broad clinical development programs to address the unmet needs of a large range of patients.
Our Development Programs
We believe that the capabilities we have built in classical hematology—together with our expertise in cellular metabolism— enable us to advance new therapeutic candidates and expand our pipeline into additional rare hematologic conditions and, over time, potentially other rare diseases. We have a proven track record of developing novel therapeutic approaches and multiple proprietary first‑in‑class oral small molecules.

The following summarizes our approved products and most advanced clinical product candidates, each of which is described in further detail below.
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
There is currently no known unique ethnic or geographic representation of the disease. The disease manifests by mild to severe forms of anemia caused by the excessive premature destruction of RBCs. The chronic hemolysis can lead to long-term complications and comorbidities, regardless of the degree of the anemia, often resulting in jaundice and lifelong conditions associated with chronic anemia and secondary complications. The precise mechanism for the hemolysis is not well understood but is thought to result from membrane instability secondary to the metabolic defect caused by the low level of PKR enzyme. The hemolysis is “extra-vascular” in that the RBCs are destroyed in small capillaries or organs and do not spontaneously break open in the circulation. PK deficiency is an autosomal recessive disease whereby all patients inherit two mutations, one from each parent. Children with the disease produce PKR enzyme that has only a fraction of the normal level of activity (generally <50%). Prior to the approval of PYRUKYND®, the only management strategies for PK deficiency included blood transfusion and splenectomy, which are associated with both short- and long-term risks. More than 350 different mutations have been identified to date. As a result, there are many different possible mutant combinations and no one clear mutational profile. We maintain a global registry, called Peak, for up to 500 adult and pediatric patients with PK deficiency to increase understanding of the long-term disease burden of this chronic hemolytic anemia.
Thalassemia
Thalassemia is a hereditary blood disorder in which mutations in the α- or β-globin chains of hemoglobin lead to globin chain precipitates and aggregates that disturb the RBC membrane and induce oxidative stress, leading to decreased survival of RBC precursors, ineffective erythropoiesis, hemolysis of mature RBCs, and anemia. We estimate that the prevalence of thalassemia is between 18,000 and 23,000 individuals in the United States and EU5, with approximately 6,000 diagnosed adults in the United States; approximately 70,000 individuals in Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates, also known as the Gulf Council Countries, or GCC; and greater than one million individuals worldwide. In addition to anemia, patients with thalassemia can experience enlarged spleen, bone deformities, iron overload, fatigue, and infection. Prior to the approval of AQVESME™ in the United States and PYRUKYND® in Saudi Arabia, the only treatment strategies for thalassemia included blood transfusion, splenectomy, iron chelation therapy and bone marrow transplantation, as well as approved medicines such as Reblozyl® (luspatercept-aamt) for the treatment of beta-thalassemia or Casgevy® and Zynteglo® for the treatment of transfusion-dependent beta-thalassemia. Activation of wild-type PKR is believed to increase ATP production and improve red cell fitness and survival of thalassemic RBCs, by increasing the clearance globin chain aggregates through ATP-dependent proteolytic mechanisms.
Sickle Cell Disease (SCD)
SCD is an inherited blood disorder caused by mutations in hemoglobin that enable the hemoglobin to form long polymeric chains under certain conditions such as low oxygenation, or deoxygenation. Polymerization of this irregular hemoglobin results in RBCs taking on a sickle shape, causing them to aggregate and obstruct small blood vessels, restricting blood flow to organs resulting in pain, cell death and organ damage. We estimate that the prevalence of SCD is between 120,000 and 135,000 individuals in the United States and EU5, approximately 150,000 individuals in the GCC, and greater than three million individuals worldwide. RBC deoxygenation is modulated by several factors, including the levels of 2,3-diphosphoglycerate, or 2,3-DPG, which is found to be elevated in sickle cell patient RBCs. Current treatment strategies focus on managing and preventing acute RBC sickling, and include hydroxyurea, L-glutamine and blood transfusions, as well as recently approved medicines such as Adakveo®, Casgevy®, and Lfygenia®. Activation of wild-type PKR in patients with SCD is believed to reduce hemoglobin polymerization and the sickling process by at least two mechanisms. Reducing the level of 2,3-DPG in RBCs would increase the oxygenation state of hemoglobin to reduce sickling, while increasing the levels of ATP may improve RBC hydration status which may also inhibit the sickling process.
Lower Risk MDS (LR MDS)
MDS is a heterogeneous group of rare hematological malignancies characterized by dysfunctional hematopoiesis (or formation of blood cells), progressive cytopenia (or lower-than-normal number of blood cells) and an increased risk of progression to acute myeloid leukemia, or AML. The most common type of MDS is LR MDS, but many existing medicines and medicines under development focus on high risk MDS. Among patients with LR MDS, which accounts for approximately 70% of all

MDS cases and are less likely to progress to AML, the primary concern is symptomatic anemia. We estimate that the prevalence of LR MDS in the United States and EU5 is between 75,000 and 80,000 individuals. We believe that activation of wild-type PK in LR MDS patients may improve deficient PK activity in MDS erythrocytes. Current treatment options for LR MDS often require in-office visits and transfusions, and erythropoiesis stimulating agents and Reblozyl® and Rytelo® are the only approved medicines to treat anemia in a subset of patients. Despite approved medicines in subsets of patients, LR MDS associated anemia remains a disease with a high unmet medical need.
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
PYRUKYND®/AQVESME™ (mitapivat): First-in-Class PK Activator
We are developing mitapivat for the treatment of PK deficiency and other hemolytic anemias such as thalassemia and SCD. Mitapivat is an orally available small molecule and a potent activator of the wild-type and mutated PK enzymes.
The FDA approved mitapivat, under the brand name PYRUKYND®, for the treatment of hemolytic anemia in adults with PK deficiency in the United States and by the European Commission for the treatment of PK deficiency in adult patients in the EU. Additionally, we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure.
In December 2025, the FDA approved mitapivat under the brand name AQVESME™ for the treatment of anemia in adults with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia in the United States. AQVESME™ is the only FDA-approved medicine for anemia in both non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia. We commercially launched AQVESME™ in the United States in late January 2026 following our implementation of a Risk Evaluation and Mitigation Strategy, or REMS, to mitigate the risk of hepatocellular injury. Mitapivat will continue to be marketed as PYRUKYND® in the United States for the PK deficiency indication, which does not require a REMS. The AQVESME™ REMS requires liver tests prior to the first AQVESME™ dose, every four weeks thereafter for 24 weeks, and then as clinically indicated. It also includes education and certification requirements for patients, prescribing physicians, and pharmacists, which are common components of REMS.
In August 2025, we announced that the Saudi Food and Drug Authority approved PYRUKYND® for the treatment of adults with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia.
In December 2024, we announced that we submitted an MAA to the EMA and a regulatory application to the United Arab Emirates health authorities for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia. In October 2025, we announced that the CHMP of the EMA adopted a positive opinion for the new indication for PYRUKYND® in adults for the treatment of anemia associated with transfusion-dependent and non-transfusion-dependent alpha- or beta-thalassemia. The European Commission is reviewing the CHMP’s opinion, with the final decision expected in early 2026.
We will have a pre-sNDA meeting with the FDA in the first quarter of 2026 and intend to submit a U.S. marketing application for mitapivat in SCD following that engagement.
In addition, we are evaluating mitapivat for the treatment of pediatric patients with PK deficiency. Additionally, mitapivat has received orphan drug designation from the FDA for the treatment of thalassemia and SCD, and orphan medicinal product designation from the EMA for the treatment of SCD. Mitapivat was granted orphan drug designation for the treatment of PK deficiency by the FDA and EMA.
We have full ownership rights to PYRUKYND® and AQVESME™ and expect to fund the future development and commercialization costs related to PYRUKYND® and AQVESME™. We built our commercial infrastructure to support the commercialization of PYRUKYND® in adult PK deficiency in the United States, and have expanded this infrastructure to support the commercial launch of AQVESME™ in thalassemia in the United States. In July 2024, we entered into a distribution agreement, or the NewBridge Agreement, with NewBridge Pharmaceuticals FZ-LLC, or NewBridge, pursuant to which we granted NewBridge the right to commercialize PYRUKYND® in the GCC region. In June 2025, we entered into a distribution agreement, or the Avanzanite Agreement, with Avanzanite Bioscience B.V., or Avanzanite, pursuant to which we granted Avanzanite the right to commercialize PYRUKYND® in the European Economic Area, Switzerland, and the United Kingdom. Under the NewBridge Agreement and the Avanzanite Agreement, we rely on NewBridge and Avanzanite, respectively, to assist with regulatory filings, prepare applications for pricing and reimbursement approval, negotiate with payors, conduct medical affairs activities and import, distribute, promote and commercialize our products in accordance with applicable law in the applicable jurisdictions.
In connection with our regulatory approvals in the EU, Great Britain and Saudi Arabia, we provide access to PYRUKYND® to eligible patients through the Avanzanite Agreement and the NewBridge Agreement, as applicable, and on either a free of charge or for charge basis for eligible patients in those jurisdictions and other jurisdictions through a global managed access program. Revenues associated with the NewBridge Agreement, the Avanzanite Agreement and the for charge portion of our global managed access program are included in the rest of world product revenue line within Results of Operations. We continue to evaluate other options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities.
We are evaluating mitapivat in numerous clinical trials, including the following:
•An extension study evaluating the long-term safety, tolerability and efficacy of treatment with mitapivat in SCD patients who are 16 years of age or older from RISE UP, our completed double-blind phase 3 study evaluating the efficacy and safety of mitapivat as a potential treatment for SCD.
RISE UP, a phase 2/3 study evaluating the efficacy and safety of mitapivat in SCD patients who are 16 years of age or older, have had between two and 10 sickle cell pain crises, or SCPCs, in the past 12 months, and have hemoglobin within the range of 5.5 to 10.5 g/dL during screening. We enrolled 207 patients in the phase 3 portion of the trial, which included a 52-week double blind, randomized, placebo-controlled period in which participants were randomized in a 2:1 ratio to receive the recommended (100 mg twice daily) mitapivat dose level or the placebo. The 52-week double-blind treatment period was completed by 87.0% (n=120/138) of patients in the mitapivat arm and 81.2% (n=56/69) of patients in the placebo arm. All but two of these patients (174/176) opted to enter the ongoing 216-week open-label extension period of the study. The primary endpoints of the phase 3 portion of the trial were (i) hemoglobin response, defined as ≥1 g/dL increase in average hemoglobin from week 24 through week 52 compared to baseline, and (ii) annualized rate of SCPCs. The secondary endpoints included change from baseline in hemoglobin concentration, change from baseline in indirect bilirubin, change from baseline in Patient Reported Outcome Measurement Information System Fatigue 13a, or PROMIS Fatigue, Short Form scores, annualized frequency of hospitalizations for SCPCs, and change from baseline in percent reticulocyte levels. In November 2025, we announced that the phase 3 portion of the trial had achieved the primary endpoint of hemoglobin response in the mitapivat arm, with 40.6% of patients in the mitapivat arm having achieved a hemoglobin response, compared to 2.9% of patients in the placebo arm, a statistically significant improvement (2-sided p<0.0001). In patients who achieved a hemoglobin response in the mitapivat arm, mean change from baseline in average hemoglobin concentration from Week 24 through Week 52 was 1.6 g/dL. The annualized rate of SCPCs, defined as acute pain needing medical contact, acute chest syndrome, priapism, hepatic, or splenic sequestration, was 2.62 in the mitapivat arm and 3.05 in the placebo arm (2-sided p=0.1213), with such reduction of SCPCs not achieving statistical significance for that primary endpoint. Treatment with mitapivat also showed statistically significant improvements in two secondary endpoints: (a) the average change from baseline in hemoglobin concentration from Week 24 through Week 52 was 7.69 g/L in the mitapivat arm and 0.26 g/L in the placebo arm, a statistically significant improvement (2-sided p<0.0001), and (b) the average change from baseline in indirect bilirubin from Week 24 through Week 52 was -16.03 µmol/L in the mitapivat arm and 0.88 µmol/L in the placebo arm, a statistically significant improvement (2-sided p<0.0001). The average change from baseline in PROMIS Fatigue score from Week 24 through Week 52 was -2.72 in the mitapivat arm and -2.25 in the placebo arm (2-sided p=0.7112), indicating improvements in fatigue, but the PROMIS Fatigue secondary endpoint was not met. No conclusions could be drawn regarding the statistical significance of the following additional key secondary endpoints: (a) the annualized frequency of hospitalizations for SCPCs, with 1.56 in the mitapivat arm and 1.81 in the placebo arm (2-sided nominal p=0.2498), and (b) the average change from baseline in percent reticulocyte levels from Week 24 through Week 52, with -0.0236 (fraction of 1) in the mitapivat arm and -0.0013 (fraction of 1) in the placebo arm (2-sided nominal p=0.0001). We also announced that in the subset of patients in the mitapivat arm achieving the primary endpoint of hemoglobin response, the following was observed: (i) the annualized rate of SCPCs was 2.20 for hemoglobin responders and 2.98 for non-hemoglobin responders (rate ratio [RR]=0.74, 95% confidence interval [CI]=0.58 to 0.94); (ii) the annualized frequency of hospitalizations for SCPCs was 1.16 for hemoglobin responders and 1.76 for non-hemoglobin responders (RR=0.66, 95% CI=0.48 to 0.91); and (iii) the average change in PROMIS Fatigue score between Week 24 and Week 52 was -5.19 for hemoglobin responders and -2.55 for non-hemoglobin responders (95% CI=-5.59 to 0.32). The results for hemoglobin responders in the mitapivat arm exceeded -4.1, the threshold for a clinically meaningful change from baseline for PROMIS Fatigue score. The safety profile for mitapivat observed in the phase 3 portion of the trial was generally consistent with that observed in prior mitapivat SCD trials. We observed as follows: (i) a similar proportion of patients on mitapivat (n=134, 97.1%) and placebo (n=68, 98.6%) had adverse events; (ii) serious TEAEs were reported in 20.3% (n=28) and 29.0% (n=20) of patients on mitapivat and placebo, respectively; 0.7% (n=1) and 0.0% (n=0), respectively, were considered treatment-related; (iii) liver abnormalities observed across the mitapivat and placebo arms were not suggestive of drug-induced hepatocellular injury, unlike what was observed in the mitapivat ENERGIZE and ENERGIZE-T phase 3 trials; (iv) TEAEs led to treatment discontinuation in 4.3% (n=6) of patients on mitapivat and 2.9% (n=2) on placebo; and (v) three deaths (2.2%) occurred in patients on mitapivat, and two (2.9%) on placebo, none of which were deemed related to study treatment by the trial investigator.
•Extension studies evaluating the long-term safety, tolerability and efficacy of treatment with mitapivat in pediatric patients from ACTIVATE-kids and ACTIVATE-kidsT, our completed double-blind phase 3 studies evaluating the efficacy and safety of mitapivat as a potential treatment for PK deficiency in not regularly transfused and regularly transfused patients between one and 18 years old, respectively.
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
•An extension study evaluating the long-term safety, tolerability and efficacy of treatment with mitapivat in patients from ACTIVATE and ACTIVATE-T, our completed pivotal trials of mitapivat in not regularly transfused and regularly transfused adult patients with PK deficiency.
•An extension study evaluating the long-term safety, tolerability and efficacy of treatment with mitapivat in patients from DRIVE PK, our completed global phase 2, first-in-patient, open-label safety and efficacy clinical trial of mitapivat in adult, not regularly transfused patients with PK deficiency.
•An extension study evaluating the long-term efficacy and safety of treatment with mitapivat in patients from ENERGIZE and ENERGIZE-T, our completed pivotal trials of mitapivat in adults with non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia.
During the double-blind periods of ENERGIZE and ENERGIZE-T, two patients on mitapivat experienced events of hepatocellular injury. In addition, during the open-label extension periods of both trials, a total of three patients experienced events of hepatocellular injury after switching from placebo to mitapivat. All of these events occurred within the first six months of exposure to mitapivat and liver tests improved following discontinuation of mitapivat. Based on the results of the ENERGIZE and ENERGIZE-T trials, we included in our regulatory applications hepatocellular injury as an important potential risk of mitapivat in patients with thalassemia and proposed monthly monitoring of liver tests for the first six months of treatment with mitapivat. We updated our mitapivat clinical trial protocols across all indications to incorporate monthly monitoring of liver tests for the first six months of treatment.
Tebapivat: Novel PK Activator
We are developing tebapivat, a novel PK activator for the potential treatment of LR MDS and SCD. Tebapivat has been granted orphan drug designation for the treatment of MDS by the FDA.
We have completed a phase 1 clinical trial evaluating tebapivat in healthy volunteers and patients with SCD, and we have completed enrollment in the phase 2 clinical trial of tebapivat in adult patients with SCD. We expect to announce topline data for this trial in the second half of 2026.
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
In November 2023, we announced that we achieved clinical proof-of-concept in the phase 2a portion of the trial. We observed that four of the 10 patients with low transfusion burden achieved the transfusion independence endpoint, and one of the 22 patients achieved the hemoglobin response endpoint in the 16-week treatment period. The safety profile observed was consistent with data reported in the healthy volunteer study of tebapivat. 19 patients elected to enroll in the extension period of the trial for up to 156 weeks. We evaluated the phase 2a trial results and assessed the impact of those results on the phase 2b portion of the protocol, and based on the data generated in the phase 2a portion of the trial, we increased the dosage levels evaluated in the phase 2b portion of the trial, which we initiated in the third quarter of 2024. We completed enrollment in the phase 2b portion of the trial in September 2025 and expect to announce topline data for this trial in the first half of 2026.
Other Programs
In addition to the aforementioned development programs, we are developing AG-181, a PAH stabilizer for the potential treatment of PKU, for which we filed an investigational new drug application, or IND, in December 2023. We initiated a phase 1 clinical trial of AG-181 in healthy volunteers in the first quarter of 2024, initiated the multiple ascending dose portion of the trial in the second quarter of 2025, and completed the trial in December 2025. We expect to initiate a phase 1b proof of mechanism trial of AG-181 in patients with PKU in the first half of 2026 and confirm proof of mechanism in the second half of 2026.
Also, in July 2023, we entered into a license agreement with Alnylam for the development and commercialization of products containing or comprised of an siRNA preclinical development candidate discovered by Alnylam and targeting the TMPRSS6 gene, and we are developing a product candidate, AG-236, for the potential treatment of patients with PV. We filed an IND with the FDA for AG-236 for the treatment of PV, which cleared in June 2025, and we initiated a phase 1 clinical trial evaluating AG-236 in healthy volunteers in July 2025. We expect to announce topline data for this trial in the first half of 2026.
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
We file, or may collaborate with third parties to file, patent applications directed to our key products and product candidates, including mitapivat, tebapivat, AG-181, and AG-236, in addition to related compounds and potential back-up compounds, in an effort to establish intellectual property positions to protect these new chemical entities and methods of using these compounds in the treatment of diseases, as well as formulations, solid state forms, and manufacturing processes for these compounds. We may also seek patent protection for certain biomarkers that may be useful in identifying the appropriate patient population for therapies with our product candidates.

PK activator program
The patent portfolio for our PK activator program contains issued patents and pending patent applications directed to compositions of matter for mitapivat, as well as to related compounds, various solid state forms of mitapivat, compositions of matter for additional PKR activators, such as tebapivat, as well as various solid state forms, methods of use and methods of manufacture for tebapivat and other novel compounds. As of February 1, 2026, we owned 19 issued United States patents and 447 issued foreign patents, and have pending patent applications in the United States and in various foreign jurisdictions. The patents that have issued or may issue for mitapivat will have a statutory expiration date of at least 2030 to 2042, and the patents that have issued or may issue for tebapivat will have a statutory expiration date of at least 2038 to 2045. Patent term adjustments or patent term extensions could result in later expiration dates. In some cases, the term of a United States patent can be shortened by the filing of a terminal disclaimer which operates to reduce the term of a patent to that of an earlier expiring patent. We have issued patents and pending patent applications pertaining to our products/product candidates in our PK activator program in a number of foreign jurisdictions, including Argentina, Australia, Austria, Belgium, Brazil, Canada, China, the Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Japan, Lebanon, Lithuania, Mexico, the Netherlands, Norway, Poland, Portugal, Romania, Russia, Saudi Arabia, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey, and the United Kingdom. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination can be significantly narrowed by the time they issue, if they issue at all. We expect this could be the case with respect to some of our pending patent applications referred to above. We are also currently involved in adversarial proceedings before the European Patent Office. Two of the European patents in our mitapivat portfolio, neither being the primary compound patent, have been challenged in opposition proceedings. After separate oral proceedings, both European patents were upheld by the European Opposition Division in written decisions in November 2025 and January 2026, respectively. These decisions can be appealed and we expect that appeals will be filed for both of the opposed European patents.
PAH stabilizer program
The patent portfolio for our PAH stabilizer program contains issued patents and pending patent applications directed to compositions of matter and methods of use for AG-181 and other novel PAH stabilizers. As of February 1, 2026, we owned one issued United States patent and two issued foreign patents and have pending patent applications in the United States and in various foreign jurisdictions. The patents that have issued or may issue for our PAH stabilizer program will have a statutory expiration date of at least 2043 to 2044. Patent term adjustments or patent term extensions could result in later expiration dates. In some cases, the term of a United States patent can be shortened by the filing of a terminal disclaimer which operates to reduce the term of a patent to that of an earlier expiring patent. We have issued patents and pending patent applications pertaining to our products/product candidates in our PAH stabilizer program in a number of foreign jurisdictions, including Argentina, Australia, Brazil, Canada, China, Europe, Japan, Lebanon, Mexico, Eurasia, Saudi Arabia, and Taiwan. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination can be significantly narrowed by the time they issue, if they issue at all. We expect this could be the case with respect to some of our pending patent applications referred to above.
siRNA targeting TMPRSS6 program
We have exclusively licensed world-wide patent rights from Alnylam directed to compositions of matter and methods of use for AG-236. The exclusively licensed patents that have issued or may issue will have a statutory expiration date of at least 2032 to 2042. Patent term adjustments or patent term extensions could result in later expiration dates.
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
Competition
The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, development experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies, and public and private research institutions. PYRUKYND®, AQVESME™ and any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.
We compete in pharmaceutical, biotechnology and other related markets that address rare diseases, particularly hemolytic anemias, PKU and PV. There are other companies working to develop rare disease therapies, including divisions of large pharmaceutical companies and biotechnology companies of various sizes.
Our competitors include but are not limited to: BioMarin Pharmaceutical, Inc., or BioMarin; Bristol-Myers Squibb Company, or BMS; Cellarity, Inc., or Cellarity; CRISPR Therapeutics AG, or CRISPR; DISC Medicine, Inc., or DISC; Emmaus Life Sciences, Inc., or Emmaus; Fulcrum Therapeutics, Inc., or Fulcrum; Genetix Biotherapeutics Inc., or Genetix (formerly bluebird bio, Inc.); Geron Corporation, or Geron; Halia Therapeutics, Inc, Or Halia.; Incyte Corporation, or Incyte; Ionis Pharmaceuticals, Inc., or Ionis, in collaboration with Ono Pharmaceutical Co., Ltd./Deciphera Pharmaceuticals, Inc., or Ono/Deciphera; Italfarmaco S.p.A., or Italfarmaco; Maze Therapeutics, Inc., or Maze; Merck & Co., Inc., or Merck; NGGT Inc., or NGGT; Novartis International AG, or Novartis; Novo Nordisk A/S, or Novo; Otsuka Pharmaceutical Co., Ltd., or Otsuka; Pfizer, Inc., or Pfizer; PharmaEssentia USA Corporation, or PharmaEssentia; Protagonist Therapeutics, Inc., or Protagonist, in collaboration with Takeda, Pharmaceutical Company Limited, or Takeda; PTC Therapeutics, Inc., or PTC; Sanofi S.A., or Sanofi; Silence Therapeutics plc, or Silence; Takeda, in collaboration with Keros Therapeutics, Inc.; and Vertex Pharmaceuticals Incorporated, or Vertex.
The most common methods for treating patients with rare diseases include dietary restriction, dietary supplementation or replacement, treatment of symptoms and complications, gene therapy, blood transfusions, phlebotomies, stem cell transplant and ERTs and there are several marketed therapies available for treating patients with hemolytic anemias, PKU and PV. For example, recently approved treatments for thalassemia, SCD, LR MDS, PKU and PV include Reblozyl® from Merck/BMS (formerly Acceleron/BMS); Revlimid® from BMS; Zynteglo® and Lyfgenia® from Genetix; Adakveo® from Novartis; Casgevy® from Vertex/CRISPR; Kuvan® and Palynziq® from BioMarin; Endari® from Emmaus; Besremi® from PharmaEssentia; Jakafi® from Incyte; Sephience™ from PTC, and Rytelo® from Geron. While our product and product candidates may compete with existing medicines and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product or product candidates may not be competitive with them. In addition to currently marketed therapies, there are also several products that are either small molecules, biologics, ERTs or gene therapies in various stages of development to treat hemolytic anemias, PKU and PV. For example, Novo is developing etavopivat (a PKR activator) for the treatment of hemolytic anemias, including SCD; Pfizer is developing osivelotor (GBT-601) for the treatment of SCD; Fulcrum is developing pociredir (FTX-6058) in SCD; Sanofi is developing rilzabrutinib for SCD; Takeda is developing TAK-226 for the treatment of anemia in LR MDS; Halia is developing HT-6184 for the treatment of LR-MDS; a number of companies, including Otsuka are developing therapies to treat PKU; and a number of companies, including Silence, Protagonist with Takeda, Italfarmaco S.p.A., DISC, Merck, and Ionis, in collaboration with Ono/Deciphera, are developing therapies to treat PV. These products may provide efficacy, safety, convenience and other benefits not provided by current marketed therapies or the current standards of care. As a result, they may provide competition for any of our product or product candidates for which we obtain market approval.
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
The key competitive factors affecting the success of PYRUKYND®, AQVESME™ and any of our product candidates that we develop, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize medicines that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any medicines that we may develop. Our competitors also may obtain FDA or other regulatory approval for their medicines more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic or other branded medicines. There are generic medicines currently on the market for indications that we are pursuing, and additional medicines are expected to become available on a generic basis over the coming years. We expect that PYRUKYND®, AQVESME™ and any of our product candidates that may receive marketing approval in the future will be priced at a significant premium over competitive generic medicines.
Manufacturing and Supply Chain
Mitapivat, tebapivat, and AG-181 are organic compounds of low molecular weight, generally called small molecules, and are dosed orally. Our siRNA program, AG-236, targeting the TMPRSS6 gene, is an oligonucleotide intended for use as a sterile parenteral administration. Each can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistries are amenable to scale-up and do not require unusual equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.
We do not own or operate, and currently have no plans to establish, any in-house manufacturing or supply chain related facilities. We currently, and expect to continue to, rely on third parties for the manufacture and supply of our clinical and preclinical product candidates, as well as for commercial manufacture of PYRUKYND® and AQVESME™ and any product for which we may receive marketing approval in the future. We conduct extensive prequalification programs to ensure the compliance, quality and reliability of third-party manufacturing and supply operations.
For PYRUKYND® and AQVESME™, we have long-term commercial manufacture and supply agreements in place and we obtain our supplies from these manufacturers on a purchase order basis.
Due to the volatility of the supply networks globally, we have gained regulatory approval for redundant supply of raw materials and active pharmaceutical ingredient, or API, for PYRUKYND® and AQVESME™, and have an ongoing program to monitor supply, including establishing safety stocks. While we maintain a broad safety stock of drug substance and drug product, we do not currently have arrangements in place for redundant supply of drug substance and drug product. As we have done for PYRUKYND® and AQVESME™, for our pre-commercial programs, we intend to identify and qualify additional manufacturing and supply related services as such programs progress through development.

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
•approval of an NDA for the new drug product authorizing marketing of the new drug product for particular indications in the United States; and
•compliance with any approval or post-approval requirements, including the potential requirement to implement REMS, and the potential requirement to conduct any post-approval studies required by the FDA.
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
With passage of the FDA’s Modernization Act 2.0 in December 2022, Congress eliminated provisions in both the FDCA and the Public Health Service Act, or PHSA, that required animal testing in support of an NDA. While animal testing may still be conducted, the FDA was authorized to rely on alternative non-clinical tests, including cell-based assays, microphysiological systems or bioprinted or computer models. In April 2025, the FDA released a roadmap to replace animal testing in preclinical safety studies with scientifically validated new approach methodologies, such as organ-on-a-chip systems, computational modeling, and advanced in vitro assays.

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
Reporting Clinical Trial Results
Under the PHSA, sponsors of certain clinical trials of certain FDA-regulated products, including prescription drugs and biologics, are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the National Institutes of Health. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The PHSA grants the Secretary of Health and Human Services, or HHS, the authority to issue a notice of noncompliance to a responsible party to failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. As of December 30, 2025, the FDA has issued eight notices of non-compliance, signaling the government’s willingness to enforce these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

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
While there is no obligation to make investigational products available for expanded access, sponsors are required to make policies for evaluating and responding to requests for expanded access publicly available upon the earlier of initiation of a Phase 2 or Phase 3 clinical trial, or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy. In October 2025, the FDA issued final guidance further clarifying the statutory and regulatory requirements governing expanded access.
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

In January 2025, in response to an executive order issued by President Trump on Diversity, Equity and Inclusion programs, the FDA removed the draft diversity action plan guidance from its website. That action, along with similar actions by the Trump administration to remove many other healthcare webpages, is currently the subject of ongoing litigation. In July 2025, the U.S. District Court for the District of Columbia ruled that the Trump administration’s actions to remove these webpages, including the draft diversity action plan guidance, are unlawful under the Administrative Procedure Act. The court ordered the restoration of many of these webpages. In late July 2025, the FDA restored the draft diversity action plan guidance to its website with a statement that information on the webpage may be modified and/or removed in the future subject to the terms of the court’s order and implemented in accordance with applicable law. Accordingly, there is considerable uncertainty surrounding the draft guidance and how the FDA will consider diversity action plans in connection with its review of NDAs.
In September 2025, the FDA issued final guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The final guidance is adopted from the International Council for Harmonisation’s updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise.
In October 2025, the FDA issued final guidance that focuses on patient-focused drug development. The guidance outlines how stakeholders, such as patients, caregivers, researchers and medical product developers, can submit patient experience data in support of the development and approval of drug products. To that end, the guidance provides an overview of clinical outcome assessments in clinical trials, and the role that clinical outcome assessments may play in in evaluating the clinical benefit of a medical product.
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
The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although the FDA has taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA maintains a list of diseases that are exempt from the requirements of the PREA. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under PREA.
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
The NDA is a vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2026 is approximately $4.7 million. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2026 is $442,213 per product. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.
Following submission of an NDA, the FDA conducts a preliminary review of the application generally within 60 calendar days of its receipt and must inform the sponsor at that time or before whether the application is sufficiently complete to permit substantive review. In the event that the FDA determines that an application does not satisfy this standard, it will issue a Refusal to File determination to the sponsor. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. In October 2025, the FDA issued internal guidance clarifying that “materially incomplete or inadequately organized” applications that would not permit timely, efficient and complete review will be the subject of a Refusal to File determination. The internal guidance also provides that the agency will issue a Refusal to File determination for an application that relies on a single adequate and well-controlled investigation to support approval if prior communications with the FDA determined the need for more than one clinical study and any justification for a single investigation is inadequate.

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
A sponsor is required to submit an sNDA if it wishes to make a change to a product that has already been approved under an NDA. Such changes may include a revision of the labeling for the approved product, addition of a new indication, a change in the dosage, strength or formulation of the drug product, or a modification of the manner in which the drug is manufactured. Under the timelines established pursuant to PDUFA, the standard review time for an sNDA is generally 10 months from receipt of the application by the FDA.
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
In addition, as a condition of approval, the FDA may require a sponsor to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. REMS could include medication guides, communication plans for health care professionals, and elements to assure safe use, including special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, the use of patient registries and other risk mitigation tools. Any limitations on approval, marketing or use for any of our products could restrict the commercial promotion, distribution, prescription or dispensing of those products. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events and whether the product is an NME. For example, to mitigate the risk of hepatocellular injury, AQVESME™ is available only through the REMS approved by the FDA.
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
Fast Track, Breakthrough Therapy, Priority Review and Regenerative Advanced Therapy Designations and Commissioner's National Priority Voucher Program
The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. None of the following expedited programs changes the standards for approval but they may help expedite the development or approval process of product candidates.
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
•Commissioner’s National Priority Voucher. In June 2025, the FDA created a new voucher program called the Commissioner’s National Priority Voucher, or CNPV, to expedite the development and approval of new drug products. Vouchers may reportedly be redeemed by sponsors to shorten the review time of an NDA from approximately 10-12 months to 1-2 months. The FDA has indicated that the new CNPV process will convene experts from the FDA’s offices for a team-based review rather than using the standard review system of a drug application being sent to numerous FDA offices. Clinical information will be reviewed by a multidisciplinary team of physicians and scientists who will pre-review the submitted information and convene for a 1-day meeting.
Even if a product candidate qualifies for one or more of these designations or programs, there is no guarantee it would result in approval of our marketing applications or that such approval, if granted, would be on an expedited basis.
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
Under the Ensuring Innovation Act, signed into law in 2021, the FDA must publish action packages summarizing its decisions to approve new drugs within 30 days of approval of such drugs. While complete response letters were previously treated by the FDA as confidential and were only disclosed in action packages for approved products, the FDA announced in September 2025 that it will now release complete response letters promptly after they are issued to sponsors.
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
In May 2025, the FDA disclosed plans to expand its use of unannounced inspections of foreign manufacturing facilities that produce drugs and biologics distributed in the United States. Subsequently, in August 2025, the FDA introduced a “PreCheck” program with the intention of supporting companies as they build new manufacturing facilities in the United States. The PreCheck program provides manufacturers with more frequent FDA communication at critical development stages, including facility design, construction, and pre-production. These FDA initiatives flow from an executive order issued by President Trump in May 2025, calling for actions to reduce regulatory barriers to pharmaceutical manufacturing in the United States.
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
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, with manufacturing processes, or failure to comply with regulatory requirements, may result in: revisions to the approved labeling to add new safety information; imposition of post-

market studies or clinical trials to assess safety risks; or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:
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
For example, in September 2025, President Trump issued a Memorandum directing HHS to ensure transparency and accuracy in direct-to-consumer prescription drug advertising, including by increasing the amount of information regarding any risks associated with the use of any such prescription drug required to be provided in prescription drug advertisements. To that end, the FDA announced that it is initiating a rulemaking process “to eliminate the ‘adequate provision’ loophole that allows pharmaceutical advertisements to hide safety information by placing it in another format or location.” In this context, the FDA declared that it will no longer tolerate what it characterized as “deceptive practices” in prescription drug advertising and that it would “aggressively deploy” its available enforcement tools, with “heightened scrutiny” of fair balance and disclosures in social media promotions. The FDA also issued a generic notice letter directing companies to remove any noncompliant advertising and bring all promotional communications into compliance.
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
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCSA, which regulate the distribution and tracing of prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCSA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market. Manufacturers are required to have such systems and processes in place to comply with the DSCSA, but, so as not to disrupt supply chains, the FDA has granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time. For wholesale drug distributors, the final DSCSA deadline was August 27, 2025, marking the date for mandatory transition to a fully electronic, interoperable system for tracking prescription drugs at the package level throughout the United States.
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
In October 2025, the FDA introduced a new program to expedite review of ANDAs and approval of generic drug products. Under this new initiative, a sponsor of an ANDA would qualify for faster review and approval if it conducts bioequivalence studies in the United States, exclusively sources the active pharmaceutical ingredient in the United States and manufactures the finished drug product within the United States.
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
In addition, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed legislation establishing workgroups to examine the impact of a state importation program. Several other states have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals to the FDA. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. Florida now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. Florida will also need to relabel the products and perform quality testing of the products to meet FDA standards. On May 21, 2025, the FDA announced that it would offer individual states the opportunity to submit a draft proposal for pre-review and meet with the FDA to obtain initial feedback prior to formally submitting their Section 804 Importation Program proposal. The intent of these meetings is to assist states in developing their proposals by further clarifying requirements, enhancing the quality of proposals submitted to the FDA and ultimately shortening the review timeline.
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
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Medicare Part D drugs in 2027, 15 Medicare Part B or Part D drugs in 2028, and 20 Medicare Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition were originally categorically excluded from price negotiation. With passage of the One Big Beautiful Bill Act, or OBBBA, in July 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $2,000, which began in 2025.
On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced the selection of 15 additional drugs covered by Medicare Part D for the second cycle of negotiations. Any negotiated prices for this second set of drugs will be effective starting January 1, 2027. CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the Trump administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program.
In June 2023, Merck filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, several other parties, including the U.S. Chamber of Commerce and pharmaceutical companies, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Most of these cases are now on appeal. In October 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases, and in April 2025, the U.S. Court of Appeals for the Second Circuit and the U.S. Court of Appeals for the Third Circuit heard arguments in an additional three cases. In May 2025, the U.S. Court of Appeals for the Third Circuit rejected a challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the Constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.
In April 2025, President Trump issued an executive order which directs HHS to take steps to reduce the prices of pharmaceutical products. The executive order repeats many of the proposals advanced during the first Trump Administration, including directing the FDA to streamline and improve its existing drug importation program so as to make it easier for states to obtain approval without sacrificing the safety or quality of drug products. Other provisions of the executive order relate to the 340B drug discount program. Specifically, one provision calls on the Secretary of HHS to determine the hospital acquisition cost for covered outpatient drugs at hospital outpatient departments and to consider and propose any appropriate adjustments for Medicare payment. With respect to the IRA’s Medicare drug pricing program, the executive order, among other things, calls for alignment in “the treatment of small molecule prescription drugs with that of biological products, ending the distortion that undermines relative investment in small molecule prescription drugs, coupled with other reforms to prevent any increase in overall costs to Medicare and its beneficiaries.”
Further, in May 2025, the President issued an additional executive order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The executive order directs the Secretary of HHS to communicate most-favored-nation, or MFN, price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The executive order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. Subsequently, HHS indicated that the proposed MFN pricing will apply only to brand products without generic or biosimilar competition and the referenced foreign countries will include only those in which the branded product similarly does not have generic or biosimilar competition. HHS also indicated that the MFN target price will be the lowest price in a country that is a member of the Organization for Economic Co-operation and Development, or OECD, with a gross domestic product per capita of at least 60% of the U.S. gross domestic product per capita. Based on previous estimates, there are likely at least 22 OECD countries that would satisfy this criterion. The implications of these actions remain unclear and could result in litigation.
More recently, in July 2025, the President issued letters to 17 pharmaceutical companies reiterating the requirements of the May 2025 executive order and demanding that such companies extend MFN pricing to Medicaid patients, guarantee MFN pricing for newly-launched drug products, repatriate increased revenues earned abroad to lower prices for American patients and provide for direct purchasing at MFN pricing. The letters also urged these companies to stipulate that they will not offer other developed nations lower prices for new drugs than the prices offered for such products in the United States. The letters called for engagement with the FDA and CMS within 60 days to implement these changes and threatened to take action to address what the letters characterized as “abusive drug pricing practices.” Subsequently, the Trump administration has announced deals with nearly all such companies to reduce the costs of drugs.
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payors are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval. Many states have required drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers and wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs.
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
Review and Approval of Medicinal Products in the European Union
In order to market any product outside of the United States, a sponsor must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy, and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries or economic areas, such as the EU, before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the EU generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of an MAA and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.
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
Under the centralized procedure, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the sponsor in response to questions of the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and from the viewpoint of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops.
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
The EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023 and includes, among other things, provisions that would potentially reduce the duration of regulatory data protection. In December 2025, the European Parliament and European Council reached a provisional political agreement on the revision of EU pharmaceutical legislation, which is expected to be adopted by mid-2026. Key changes include updating regulatory data exclusivity to a new system with a regulatory data protection period of eight years and a reduced market exclusivity period of one year (which can be extended if specific conditions are fulfilled), adding launch/supply obligations, incentivizing antibiotic innovation with transferable vouchers and streamlining approval procedures in the EU. If the legislation is finalized in line with the provisional political agreement, it will have a significant impact on the pharmaceutical industry.
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
In July 2023, the European Commission adopted an adequacy decision for the EU-U.S. Data Privacy Framework. This adequacy decision permits U.S. companies who self-certify under the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have suggested that they will be challenging the EU-U.S. Data Privacy Framework, and there is currently one pending litigation against the EU-U.S. Data Privacy Framework before the Court of Justice of the European Union. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the so-called standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business.
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
Employees and Human Capital
As of December 31, 2025, we had 539 full-time employees and 1 part-time employee. Three employees are based in Switzerland, with the remainder located in the United States. Of our employee base, 129 held advanced degrees (Ph.D., Pharm.D. or M.D.). None of our employees are represented by a labor union or covered under a collective bargaining agreement. We engage independent contractors to help achieve our organizational goals. We prioritize our employee experience and take pride in maintaining strong relationships with all employees and contractors.
We understand that attracting, retaining, engaging and supporting our talented team, and maintaining an inclusive organization is critical to our success and our ability to increase the value we can provide for patients, shareholders and all stakeholders.
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
We are committed to fostering a welcoming and inclusive workplace in which individuals from a variety of backgrounds can thrive. Our Valuing Differences Framework focuses on valuing three types of differences:
•Representative differences (demographic diversity, such as gender, race, ethnicity, sexual orientation)
•Experiential differences (identities based on life experiences that may change over time)
•Cognitive differences (unique ways of understanding and interpreting the world)
We set goals and track our progress to ensure that we continue to incorporate different voices across the business. We have an active cross-functional diversity council that furthers our commitment to building an inclusive organization by:
•Representing and reflecting the different voices in the Agios community
•Deepening the focus on inclusion at Agios and in our communities
•Working in partnership with our leadership, human resources and employee resource groups to share, drive and lead our inclusion and belonging efforts

We are a majority female organization and maintain significant representation at all levels, including the Board of Directors. As of December 31, 2025, 61% of our workforce were women and 35% of our workforce were ethnically diverse, with 34% of all new hires that joined the Company in 2025 being ethnically diverse.
We regularly evaluate the effectiveness of our human capital management practices through employee surveys and fostering a culture of ongoing feedback and two-way dialogue. We regularly solicit feedback from employees that helps inform our approach to programs and identify opportunities to improve the employee experience. In addition, we track important human capital metrics such as turnover rate. Voluntary and involuntary turnover rates across all levels (executives / senior managers, mid-level managers and professionals) are aligned with industry norms.
We continue to provide employees with an opportunity to choose the right working arrangement for them based on their role: whether remote, hybrid, or onsite in our Cambridge office, and regularly evaluate how we can enhance these arrangements to support an optimal employee experience. The opportunity to work remotely has continued to enable us to hire individuals from different locations and backgrounds and with a variety of responsibilities in their personal lives. In 2025, 85% of our new hires chose to work remotely and our overall organization continues to have a majority population working in a remote capacity representing 71% of all employees.
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
Risks Related to the Discovery, Development, and Commercialization of our Products and Product Candidates
If we do not successfully commercialize PYRUKYND®, AQVESME™ and other products for which we receive approval, our prospects may be substantially harmed.
Our ability to generate meaningful revenue from PYRUKYND® and AQVESME™ will depend heavily on our successful development and commercialization of the product. We generated $54.0 million, $36.5 million and $26.8 million of net product revenues from sales of PYRUKYND® in the years ended December 31, 2025, 2024 and 2023, respectively. We commercially launched AQVESME™ in the United States in late January 2026. In connection with our regulatory approvals in the EU, Great Britain and Saudi Arabia, we are currently providing access to PYRUKYND® through the Avanzanite Agreement and the NewBridge Agreement, as applicable, and on a for charge and free of charge basis for eligible patients in those jurisdictions and other jurisdictions through a global managed access program. Revenues associated with the NewBridge Agreement, the Avanzanite Agreement and our global managed access program are included in the rest of world product revenue line within Results of Operations. We continue to evaluate other options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities.
The development and commercialization of PYRUKYND® or AQVESME™ could be unsuccessful if:
•the medical community and third-party payors do not accept PYRUKYND® or AQVESME™ as safe, efficacious and cost-effective in the approved jurisdictions and indications;
•we fail to maintain the necessary financial resources and expertise to manufacture, market and sell PYRUKYND® or AQVESME™;
•we fail to develop, implement and maintain effective marketing, sales and distribution strategies and operations for the development and commercialization of PYRUKYND® or AQVESME™, including PYRUKYND® under the NewBridge Agreement and the Avanzanite Agreement;
•we fail to continue to develop, validate and maintain commercially viable manufacturing processes for PYRUKYND® or AQVESME™ that are compliant with current good manufacturing practices, or cGMP;
•we fail to successfully obtain third party reimbursement and generate and sustain commercial demand that results in expected sales of PYRUKYND® or AQVESME™;
•PYRUKYND® or AQVESME™ become subject to unfavorable pricing regulations and third-party reimbursement practices;
•we encounter any third-party patent interference, derivation, inter partes review, post-grant review, reexamination or patent infringement claims with respect to PYRUKYND® or AQVESME™;
•we fail to comply with regulatory and legal requirements applicable to the sale of PYRUKYND® or AQVESME™;
•competing drug products are approved for the same indications or in the same jurisdictions as PYRUKYND® or AQVESME™;
•significant safety, manufacturing and/or quality risks are identified;
•PYRUKYND® or AQVESME™ fail to gain and/or maintain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community;
•a significant number of eligible patients are not prescribed PYRUKYND® or AQVESME™ and, if they are, such patients do not stay on treatment;
•the product does not demonstrate acceptable safety and efficacy in current or future clinical trials, or otherwise does not meet applicable regulatory standards for approval in other indications; or
•the requirements of the AQVESME™ REMS make it more difficult and/or time-consuming for physicians to prescribe AQVESME™ and for patients to subsequently use AQVESME™.
If we experience significant delays or an inability to successfully develop and commercialize PYRUKYND® and AQVESME™, our business would be materially harmed.

We depend heavily on the success of our clinical-stage product candidates, including the potential approval of mitapivat for the treatment of thalassemia in the EU, or SCD in the United States and in other jurisdictions. Clinical trials of our product candidates may not be successful for a number of important reasons. If we or our collaborators are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
We have invested a significant portion of our efforts and financial resources in the identification of our product candidates and the development of our most advanced clinical programs, including mitapivat and tebapivat. Our ability to generate meaningful product revenue will depend heavily on the successful clinical development and eventual commercialization of our current and any future product candidates, including mitapivat. We cannot be certain that we will obtain marketing approval of mitapivat in jurisdictions with pending or potential future marketing applications for thalassemia, nor can we be certain that we will obtain marketing approval of mitapivat for SCD or for any other indication.
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
•if our product candidates have undesirable side effects, it could result in a more restrictive label or the addition of safety warnings, or it could result in the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. For example, the U.S. Prescribing Information, or USPI, for PYRUKYND® includes a warning regarding the risk of potential hepatocellular injury, and the USPI for AQVESME™ contains a boxed warning regarding the potential for hepatocellular injury. In addition, the FDA has required and might in the future require the development and submission of REMS for our products. For example, to mitigate the risk of hepatocellular injury, AQVESME™ is available only through the REMS approved by the FDA;
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
In December 2016, we withdrew our IND for AG-519, our second PK activator, following verbal notification of a clinical hold from the FDA relating to a previously disclosed case of drug-induced cholestatic hepatitis which occurred in our phase 1 clinical trial of AG-519 in healthy volunteers. Although these decisions and this hepatic adverse event finding do not affect our ongoing clinical trials for mitapivat or tebapivat, we cannot provide any assurances that there will not be other treatment-related severe adverse events in our other clinical trials, or that our other trials will not be placed on clinical hold in the future.
Our failure to successfully complete clinical trials of our product candidates and obtain regulatory approval to market any of our product candidates could significantly harm our business.
PYRUKYND®, AQVESME™ or any of our product candidates that may receive marketing approval in the future, may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.
PYRUKYND®, AQVESME™ or any of our product candidates that may receive marketing approval in the future, may fail to gain and/or maintain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community, which could limit our ability to generate product revenue and impact our ability to become profitable. The degree of market acceptance of PYRUKYND®, AQVESME™ and any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
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
•product labeling or product insert requirements of the FDA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling, such as the USPI for AQVESME™ containing a boxed warning regarding the potential for hepatocellular injury; and
•a requirement to implement a REMS, such as the REMS required for AQVESME™. Failure of physicians, prescribers, pharmacies or patients to enroll in our REMS program or to successfully complete and comply with its requirements may result in regulatory action from the FDA or decreased sales of AQVESME™.
If we are unable to maintain sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing PYRUKYND®, AQVESME™ or any of our product candidates if they are approved.
We have limited experience in the sale, marketing and distribution of pharmaceutical products. To achieve commercial success for approved medicines for which we retain sales and marketing responsibilities, we must either continue to develop our sales and marketing organization or outsource these functions to other third parties. We have established sales and marketing capabilities to support our commercialization of PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States and have expanded these capabilities to support the commercial launch of AQVESME™ for the treatment of anemia in adults with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia in the United States.

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
If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability of product revenue to us are likely to be lower than if we were to market and sell any medicines that we develop ourselves. In addition, we may not be successful in entering into such arrangements with third parties or we may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our medicines effectively. If we do not establish or maintain sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing PYRUKYND®, AQVESME™ or any of our product candidates for which we obtain marketing approval.
We may engage in in-licensing transactions or acquisitions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources.
We may engage in transactions to in-license products, technologies or assets or to acquire other products, technologies, assets or businesses. As part of our strategy, we plan to prioritize in-licensing or acquiring assets for future pipeline growth. For example, in July 2023, we entered into a license agreement with Alnylam for the development and commercialization of products containing or comprised of an siRNA development candidate discovered by Alnylam and targeting the TMPRSS6 gene, and we are developing a product candidate, AG-236, for the potential treatment of patients with PV.
Our ability to successfully in-license or acquire assets and develop product candidates following such transactions is unproven. If we do identify additional suitable candidates or assets for in-licensing transactions or acquisitions, we may not be able to make such transactions on favorable terms, or at all. Such transactions may require us to relinquish rights to develop product candidates in certain indications, limit our ability to pursue certain targets or require us to make significant milestone or royalty payments to third parties upon achievement of certain events. For example, we are responsible for paying up to $130.0 million in potential development and regulatory milestones, in addition to sales milestones as well as tiered royalties on annual net sales, if any, of any licensed products, under our license agreement with Alnylam. Further, any in-licensing transaction or acquisitions we undertake may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or an in-licensing transaction or issue our common stock or other equity securities to the stockholders of the counterparty, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business, product or technology that are not covered by the indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Such transactions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot ensure that following any transaction we would achieve the expected synergies to justify the transactions. We cannot predict the number, timing or size of future transactions or the effect that any such transactions might have on our operating results.

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
Ongoing or unanticipated geopolitical events in countries where we may to have clinical trial sites could also negatively impact our ability to initiate, enroll and retain patients in, and conduct clinical trials.
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
We or others may later discover that PYRUKYND®, AQVESME™ or any of our product candidates that may receive marketing approval in the future, is less effective than previously believed or causes undesirable side effects that were not previously identified, which could compromise our ability, or that of any collaborators, to market the product.
It is possible that our clinical trials, or those of any collaborators, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, including PYRUKYND® and AQVESME™, we, or others, discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:
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
•regulatory authorities may require the addition of warnings on the product label, require a REMS or or modify an existing REMS;
•we, or any collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;
•we, or any collaborators, could be sued and held liable for harm caused to patients;
•the product may become less competitive; and
•our reputation may suffer.
For example, the USPI for PYRUKYND® includes a warning regarding the risk of potential hepatoceullar injury, and the USPI for AQVESME™ contains a boxed warning regarding the potential for hepatocellular injury. In addition, to mitigate the risk of hepatocellular injury, AQVESME™ is available only through the REMS program approved by the FDA. If we are unable to comply with any REMS imposed on any of our products, we may face additional restrictions, limitations or substantial penalties, any of which may materially adversely affect our business and results of operations. We cannot predict whether the FDA will request, seek to require or ultimately require modifications to, or impose additional requirements on, the AQVESME™ REMS.
We provide certain development estimates related to the development and regulatory approval of our product candidates, including mitapivat. If we do not achieve our projected development or regulatory approval estimates in the timeframes we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline.
From time to time, we provide estimates related to the development of mitapivat and our other product candidates. We also estimate the timing of the anticipated accomplishment of various scientific, preclinical, clinical, regulatory and other product development goals. These estimates may include the commencement or completion of clinical trials, the timing of completing enrollment, the timing for reporting clinical trial results and the timing of submission of regulatory filings in various jurisdictions. From time to time, we may publicly announce our estimates, including the timing of certain milestones related to our product candidates. All of these estimates are and will be based on numerous assumptions. The actual results and timing of our preclinical studies, clinical trials and regulatory submissions can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If our estimates change or we do not meet the timing of our estimates as publicly announced, or at all, the commercialization of our products may be delayed or never achieved and, as a result, our stock price may decline.
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
We face competition with respect to PYRUKYND®, AQVESME™, mitapivat, tebapivat and our other product candidates, and we will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. Potential competitors may include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the indications for which we are developing our product or our product candidates, such as PK deficiency, thalassemia, SCD, LR MDS, PKU, and PV. For example, Merck and Bristol-Myers Squibb Company, or BMS, are marketing a therapy to treat beta thalassemia and LR MDS, and are conducting clinical trials for alpha thalassemia and LR MDS patients that are erythropoiesis-stimulating agent naïve and non-transfusion dependent; Geron Corporation has an FDA approved treatment for adults with LR MDS with transfusion-dependent anemia; Halia is developing HT-6184 for the treatment of LR-MDS; Takeda Pharmaceutical Company Limited, or Takeda, in collaboration with Keros Therapeutics, Inc., are developing a therapy to treat LR-MDS; Novartis International AG is marketing a therapy and has another molecule in clinical trials to treat SCD; Emmaus Life Sciences is marketing a therapy to treat SCD; BioMarin Pharmaceutical Inc. is marketing and conducting clinical trials for therapies to treat PKU; PTC has an approved treatment for PKU; Pfizer, CSL Behring, and Cellarity, Inc. are conducting clinical trials for therapies in SCD; Novo Nordisk A/S is conducting clinical trials for the treatment of alpha and beta thalassemia and SCD; Sanofi is conducting clinical trials for a therapy in SCD; Genetix Biotherapeutics Inc. (formerly bluebird bio) is marketing a gene therapy to treat transfusion-dependent beta-thalassemia and SCD; Vertex, with CRISPR, is marketing a gene therapy targeting SCD and transfusion-

dependent beta-thalassemia; DISC Medicine, Inc., or DISC, is conducting a clinical trial for a potential treatment for SCD; Fulcrum Therapeutics Inc. is conducting clinical trials for a potential treatment for SCD; BMS is conducting clinical trials for a potential treatment for SCD; Otsuka Pharmaceutical Co., Ltd., NGGT Inc., and Maze Therapeutics, Inc. are conducting clinical trials for potential treatments for PKU; PharmaEssentia Corp and Incyte Corporation are marketing therapies to treat PV, and Protagonist Therapeutics in collaboration with Takeda, Ionis in collaboration with Ono/Deciphera, Italfarmaco S.p.A., DISC, Merck, and Silence Therapeutics are developing therapies to treat PV; and a number of other biotechnology companies have product candidates in clinical development in similar indications as ours.
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
Our competitors may develop products that are more effective, safer, more convenient or less costly than PYRUKYND®, AQVESME™ or any product candidates that we are developing or that would render PYRUKYND®, AQVESME™ or our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure metabolic pathways than our methods, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
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
We and any collaborators face a risk of product liability exposure related to our product candidates in human clinical trials and face an even greater risk as we or they commercially sell any medicines, including PYRUKYND® and AQVESME™. If we or any collaborators cannot successfully defend ourselves or themselves against claims that our product candidates or medicines caused injuries, we or they could incur substantial costs and liabilities. Regardless of merit or eventual outcome, liability claims may also result in, among other things, decreased demand for any product candidates or medicines that we may develop, reputational harm and lost revenue.
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
The success of our rare disease business is subject to various risks and uncertainties, including the possibility that we may not be able to successfully commercialize PYRUKYND® and AQVESME™, the possibility that mitapivat is not approved for SCD, the possibility that mitapivat is not approved for thalassemia in additional jurisdictions, the possibility of adverse post-approval, clinical and other developments in respect of PYRUKYND®, AQVESME™, mitapivat, tebapivat or our other product candidates, and unanticipated changes in applicable laws and regulations that may adversely affect the rare disease business.
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
Until such time, if ever, as we can generate substantial product revenue, including from potential future sales of PYRUKYND® and AQVESME™, we expect to finance our cash needs primarily through cash on hand, potential royalty payments with respect to annual U.S. net sales of vorasidenib in excess of $1.0 billion, or the Retained Earn-Out Rights, and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We do not have any committed external source of funds other than the potential Retained Earn-Out Rights described above and we cannot be certain we will ever receive any payments as a result of the Retained Earn-Out Rights. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may require us to enter into agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures or declaring dividends. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.
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
We expect to incur significant expenses as we continue to advance our ongoing activities. Our estimate as to what extent we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operating expenses and capital expenditures is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds. If we are unable to raise additional funds when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our future capital requirements will depend on many factors, including:
•the amount and timing of future revenue received from commercial sales of PYRUKYND®, AQVESME™ or any of our other product candidates for which we may receive marketing approval;
•the amount of payments, if any, we may receive on account of the Retained Earn-Out Rights;
•the costs and timing of our ongoing and future commercialization activities, including product manufacturing, sales, marketing and distribution, for PYRUKYND® and AQVESME™ in the approved jurisdictions and indications and for any product candidate for which we may receive approval;
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
•our ability to successfully execute on our strategic plans; and
•operational delays, disruptions and/or increased costs associated with public health pandemics, global economic and political developments.
We have historically incurred operating losses. We expect to incur losses in the future and may never achieve or maintain profitability.
We have a history of incurring operating losses. Our net loss for the year ended December 31, 2025 was $412.8 million, our net income for the year ended December 31, 2024 was $673.7 million, and our net loss for the year ended December 31, 2023 was $352.1 million. As of December 31, 2025, we had an accumulated deficit of $561.7 million. The net income we generated in the year ended December 31, 2024 was primarily due to our receipt of the Upfront Payment related to the sale of the Vorasidenib Royalty Rights and our receipt of the Vorasidenib Milestone Payment. We are commercializing PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. Following the receipt of marketing approval in December 2025, we commercially launched AQVESME™ in the United States in late January 2026.
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

We expect to finance our operations primarily through cash on hand, potential royalty payments with respect to the Retained Earn-Out Rights, and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We expect to continue to incur significant expenses and net losses until such time as we are able to report profitable results. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that we will incur significant expenses if and as we:
•commercialize PYRUKYND® and AQVESME™ for approved indications in approved jurisdictions;
•continue to establish and maintain a sales, marketing and distribution infrastructure to commercialize PYRUKYND®, AQVESME™ and other product candidates for which we may obtain marketing approval;
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
We may never achieve or maintain profitability. To become and remain profitable, we must develop and successfully commercialize medicines with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those medicines for which we may obtain marketing approval and satisfying any post-marketing requirements. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.
Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.
Income, sales, use or other tax laws, statutes, rules, or regulations could be enacted or amended at any time, which could affect our business or financial condition, including causing potentially adverse impacts to our effective tax rate, tax liabilities, and cash tax obligations. For example, the Inflation Reduction Act, or IRA, was signed into law in August 2022, and the One Big Beautiful Bill Act, or OBBBA, was signed into law in July 2025. The OBBBA contains numerous tax provisions which may affect our business or financial condition. Regulatory guidance under the IRA, the OBBBA, and other tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to changes to federal tax legislation.
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
We do not have any manufacturing or supply chain-related facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the materials and manufacture of our product candidates for preclinical and clinical testing and for commercial supply of PYRUKYND®, AQVESME™ and any product candidate for which we obtain marketing approval.

Although we have entered into long-term supply agreements for commercial supply of PYRUKYND® and AQVESME™ with third-party manufacturers, we may be unable to establish similar long-term supply agreements with third-party manufacturers with respect to our other product candidates or to do so on acceptable terms. Even if we are able to establish such agreements, reliance on third-party manufacturers entails additional risks, including: reliance on the third party for regulatory compliance, quality assurance, environmental and safety and pharmacovigilance reporting; the possible breach of the manufacturing agreement by the third party; and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.
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
In December 2025, as part of the National Defense Authorization Act for FY 2026, President Trump signed into law the BIOSECURE Act, which prohibits, subject to limited exceptions, the direct or indirect use of U.S. federal government contract, grant, and loan funds for purchasing biotechnology equipment and services from certain Chinese biotechnology companies of concern, or BCCs. Under the BIOSECURE Act, U.S. government agencies cannot (i) buy or obtain biotechnology equipment or services provided by a BCC, (ii) enter into, extend, or renew a contract with any entity using biotechnology equipment or services provided by a BCC to perform a government contract, or (iii) expend loan or grant funds for biotechnology equipment or services provided by a BCC. Instead of specifying particular Chinese entities as BCCs, the BIOSECURE Act treats any biotechnology companies that have been identified on the so-called 1260H List by the U.S. Department of Defense as Chinese Military Companies Operating in the United States as BCCs. The legislation allows for other biotechnology companies, possibly including WuXi entities, to be added to the federal funding prohibitions at a later time.
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
Any performance failure on the part of our existing or future manufacturers could delay preclinical development, clinical development, marketing approval or our commercialization efforts. Due to the volatility of the supply networks globally, we have obtained regulatory approval for redundant supply of raw materials for PYRUKYND® and AQVESME™, and have an ongoing program to monitor supply, including establishing safety stocks. While we maintain a broad safety stock of drug substance and drug product, we do not currently have arrangements in place for redundant supply of drug substance and drug product. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture our product or our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.
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
We use a third-party service provider to assist in the administration of the REMS for AQVESME™. If we or a third-party service provider acting on our behalf fail to effectively implement, monitor, report and administer the REMS for our products, we may be required to, among other things, modify such REMS, and we may be subject to FDA enforcement actions, such as seizure of the product, injunction against distribution, or to civil monetary penalties. If the FDA considers the conduct especially egregious, the FDA can refer the matter to the Department of Justice to pursue civil remedies, criminal prosecution or both. Additionally, if the third-party service provider fails to effectively administer the REMS, we could experience a material disruption to our commercial operations.
In addition, we do not have direct experience commercializing products outside of the United States and such efforts may depend on our ability to find a suitable distribution partner. For example, we have entered into the NewBridge Agreement and the Avanzanite Agreement for the commercialization of PYRUKYND® in certain jurisdictions outside of the United States. Pursuant to the NewBridge Agreement and the Avanzanite Agreement, we rely on our partners, in the GCC and in the EU and U.K., respectively, to assist with regulatory filings, prepare applications for pricing and reimbursement approval, negotiate with payors, conduct medical affairs activities and import, distribute, promote and commercialize our products in accordance with applicable law. If our distribution partners do not fulfill their obligations under these arrangements, or if they experience a change in strategic focus or available funding, our ability to generate revenue outside of the United States could be adversely affected.
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
The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product and product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. We have in the past, are and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our medicines and technology, including opposition, derivation, revocation, reexamination, post-grant and inter partes review or interference proceedings before the USPTO or other patent offices around the world. For example, two of the European patents in our mitapivat portfolio, neither being the primary compound patent, have been challenged in opposition proceedings. The revocation of either of these European patents could potentially allow additional competitor drugs, if approved, to enter the European marketplace earlier than anticipated. After separate oral proceedings, both European patents were upheld by the European Opposition Division in written decisions in November 2025 and January 2026, respectively. These decisions can be appealed and we expect that appeals will be filed for both of the opposed European patents.
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
The FDA, EMA and other foreign regulatory authorities have substantial discretion in the approval process. Accordingly, it is possible that the FDA or EMA may refuse to accept for substantive review any NDA, sNDA or MAA that we submit for our product candidates, or may conclude after review of our data that our marketing application is insufficient to obtain marketing approval of our product candidates. The applicable regulator may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before reconsidering our applications. Depending on the extent of these or any other FDA- or EMA-required trials or studies, approval of any marketing applications that we submit may be delayed by several years, or may require us to expend more resources than we planned. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA or EMA to approve any marketing applications. For example, to mitigate the risk of hepatocellular injury, AQVESME™ is available only through the REMS program approved by the FDA. The FDA might require the development and submission of additional REMS for our products or modification of existing REMS.
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
Failure to obtain marketing approval in foreign jurisdictions would prevent our medicines from being marketed in such jurisdictions and any of our medicines that are approved for marketing in such jurisdictions will be subject to risk associated with foreign operations.
In December 2024, we announced that we submitted an MAA to the EMA and a regulatory application to the United Arab Emirates health authorities for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia. In October 2025, we announced that the CHMP of the EMA adopted a positive opinion for the new indication for PYRUKYND® in adults for the treatment of anemia associated with transfusion-dependent and non-transfusion-dependent alpha- or beta-thalassemia. The European Commission is now reviewing the CHMP’s opinion, with the final decision expected by early 2026. In order to market and sell our medicines in the EU and many other foreign jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many foreign countries, a product must be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. Although we have received marketing authorization for PYRUKYND® for the treatment of adults with PK deficiency in the EU and Great Britain and for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia in Saudi Arabia, we may not be able to file for additional marketing approvals and may not receive necessary approvals to commercialize our medicines in any other foreign market.
In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, in December 2025, the European Parliament and European Council reached a provisional political agreement on the revision of EU pharmaceutical legislation, which is expected to be adopted by mid-2026. If the legislation is finalized in line with the provisional political agreement, it will have a significant impact on the EU pharmaceutical industry, which could impact our business.
We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs and trade barriers; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue; and workforce uncertainty in countries where labor unrest is more common than in the United States. In addition, we do not have direct experience commercializing products outside of the United States and such efforts may depend on our ability to find a suitable distribution partner. For example, we have entered into the NewBridge Agreement and the Avanzanite Agreement for the commercialization of PYRUKYND® in certain jurisdictions outside of the United States.

Fast track designation, priority review designation, PRIME designation or other expedited review designations or vouchers may not actually lead to a faster development or regulatory review or approval process, nor does it ensure approval of the product candidate.
We may seek fast track designation, priority review designation and/or other expedited review designations or vouchers for our product candidates. The FDA has broad discretion on whether to grant fast track designation, priority review designation and/or other expedited review designations or vouchers for a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Even if our product candidates receive fast track designation, priority review designation, and/or other expedited designations or vouchers, we may not experience a faster development process, review or approval, if at all, compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.
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
We, or any collaborators, may not be able to obtain or maintain orphan drug designation or orphan drug exclusivity for our drug candidates and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving competing drugs.
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
Any product or product candidate for which we or our collaborators obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such medicine, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control and manufacturing, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and record keeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the medicine may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine, including the requirement to implement a REMS, such as the required REMS for AQVESME™.
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
If oversight and review activities by the FDA and comparable foreign regulatory authorities are disrupted due to funding cuts, personnel losses, reductions in force, regulatory reform or government shutdown, then our ability to develop and/or secure timely approval of our product candidates could be impacted in a negative manner. For example, the recent loss of FDA leadership and personnel, including due to significant reduction in force, could lead to disruptions and delays in FDA guidance, review and approval of our product candidates.
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
Our relationships with healthcare providers, physicians and third-party payors are subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which, in the event of a violation, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished future profits and future earnings.
Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of PYRUKYND®, AQVESME™ and any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute PYRUKYND®, AQVESME™ and any other medicines for which we obtain marketing approval. Such laws and regulations include the federal Anti-Kickback Statue; the federal False Claims Act; HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act; the federal Physician Payments Sunshine Act; and analogous state and foreign laws and regulations.
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
PYRUKYND®, AQVESME™ or any product candidate that we commercialize may become subject to unfavorable pricing regulations and third-party reimbursement practices, which would harm our business.
We built our commercial infrastructure to support the commercialization of PYRUKYND® in adult PK deficiency in the United States, and have expanded this infrastructure to support the commercial launch of AQVESME™ in thalassemia in the United States. The commercial success of PYRUKYND®, AQVESME™ or of any of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third-party payors, including government health administration authorities and private health coverage insurers. If coverage and reimbursement are not available, or reimbursement is available only to limited levels, we, or any collaborators, may not be able to successfully commercialize PYRUKYND®, AQVESME™ or our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any future collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments.
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
Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Third-party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of any collaborators to sell PYRUKYND®, AQVESME™ or our product candidates profitably. These payors may not view our products as cost-effective, and coverage and reimbursement may not be available to our customers, or those of any collaborators, or may not be sufficient to allow our products to be marketed on a competitive basis. Cost-control initiatives could cause us, or any collaborators, to decrease the price we, or they, might establish for products, which could result in lower than anticipated product revenue. If the prices for our products decrease or if governmental and other third-party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.
In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We cannot be sure that coverage will be available for PYRUKYND®, AQVESME™ or any product candidate that we, or any collaborator, may commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for PYRUKYND®, AQVESME™ or any of our product candidates for which we, or any collaborator, may obtain marketing approval could significantly harm our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Current and future healthcare reform legislation may increase the difficulty and cost for us and any collaborators to commercialize our drug candidates.
In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any collaborators, to profitably sell PYRUKYND®, AQVESME™ or any other product candidate for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we, or any collaborators, may receive for any approved products. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed.
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
On April 15, 2025, President Trump issued an executive order which directs HHS to take steps to reduce the prices of pharmaceutical products and repeats many of the proposals advanced during the first Trump administration, including directing the FDA to streamline and improve its existing drug importation program so as to make it easier for states to obtain approval without sacrificing the safety or quality of drug products. Other provisions of the executive order relate to the 340B program. With respect to the IRA’s Medicare drug pricing program, the executive order, among other things, calls for alignment in “the treatment of small molecule prescription drugs with that of biological products, ending the distortion that undermines relative investment in small molecule prescription drugs, coupled with other reforms to prevent any increase in overall costs to Medicare and its beneficiaries.” In May 2025, President Trump issued an additional executive order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The executive order directs the Secretary of HHS to communicate MFN price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The executive order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. Subsequently, HHS indicated that the proposed MFN pricing will apply only to brand products without generic or biosimilar competition and the referenced foreign countries will include only those in which the branded product similarly does not have generic or biosimilar competition. HHS also indicated that the MFN target price will be the lowest price in a country that is a member of the Organization for Economic Co-operation and Development with a gross domestic product per capita of at least 60% of the U.S. gross domestic product per capita. The implications of these actions remain unclear and our business could be negatively impacted.
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
The Trump administration recently initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, the President issued an executive order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China. Several countries, including the United Kingdom, Japan, South Korea, among others, and the European Union, have reached deals with the U.S. that include reduced tariff rates and other measures. President Trump also issued an executive order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025. The new reciprocal rates, which are consistent with the rates reflected in the trade deals already announced, range from 10% to 41%. The new rates do not apply to Canada, China, Mexico and a few other countries.
The U.S. and China reached a tentative agreement that resulted in the suspension of the higher reciprocal tariffs on China until November 10, 2026. For China, the 10% baseline reciprocal tariff announced in April remains in effect, in addition to a minimum of an additional 10%, effective November 10, 2025. For Mexico, the rate remains 25% for goods that are not covered by the USMCA, and for Canada, the rate is 35% for goods that are not covered by the USMCA. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on contract development and manufacturing organizations and other service providers that operate in China. Certain countries, including the European Union, Japan, South Korea and the United Kingdom, have reached agreements with the U.S. that cap pharmaceutical tariffs at 15%.
Separately, in April 2025, the U.S. Department of Commerce announced an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. In September 2025, via a post on Truth Social, the President announced that, beginning October 1, 2025, all branded or patented drugs imported in the U.S. would face a 100% tariff. The President indicated that the tariffs could be avoided by building pharmaceutical manufacturing facilities in the U.S. Thereafter, the President delayed the October 1st effective date of the tariffs and announced that the administration had “begun preparing” tariffs on manufacturers that do not build in the U.S. or enter into a most-favored-nation drug pricing agreement with the administration. Certain trading partners, including the European Union, South Korea and Japan, negotiated exemptions from the Section 232 tariffs on pharmaceuticals. A host of other U.S. tariff actions remain possible, including an additional 25% tariff on products from countries that do business with Iran.
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
Although we intend to fully comply with the terms of these statutory provisions, we are still exposed to potential litigation and damages by competitors who may claim that we are not complying. Such litigation would subject us to additional costs, damages and reputational harm, which could lead to lower revenues. The CREATES Act may enable generic competition with PYRUKYND®, AQVESME™ and any of our product candidates, if approved, which could impact our ability to maximize product revenue.
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
•our success in launching and commercializing PYRUKYND® and AQVESME™;
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
As of December 31, 2025, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Under Sections 382 and 383 of the Code and corresponding provisions of state law, if a company undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership by certain stockholders over a three-year period, the company’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income may be limited. Our prior equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. We completed a review of our changes in ownership through December 31, 2025, and determined that we did not have a qualified ownership change since our last review as of December 31, 2024. Future ownership changes under Section 382 may limit the amount of net operating loss and tax credit carryforwards that we could potentially utilize to reduce future tax liabilities.
There is also a risk that due to regulatory changes, such as suspensions on the use of net operating losses, or other unforeseen reasons, our existing net operating losses could expire or otherwise become unavailable to offset future income tax liabilities. The Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards that may significantly impact our ability to utilize our net operating losses to offset taxable income in the future. In addition, state net operating losses generated in one state cannot be used to offset income generated in another state. For these reasons we may be unable to use a material portion of our net operating losses and other tax attributes.
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
Our Senior Director, Technology Services, referred to herein as the Head of Cybersecurity, leads the operational oversight of company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help prepare us and our employees to address cybersecurity risks. Our Head of Cybersecurity has worked in the information technology field for over 30 years at both biotechnology companies and internet service providers, and holds a Bachelor of Science in Mathematics. We also maintain a team of experienced senior level engineers who design, implement and operate our information technology ecosystem, helping to implement cybersecurity best practices throughout our information technology infrastructure and governance processes. We periodically assess our processes against cybersecurity frameworks, such as the National Institute of Standards and Technology, or NIST, Cybersecurity Framework, Center for Internet Security, or CIS, Controls, International Organization for Standardization, or ISO, 27001 and the MITRE ATT&CK framework.
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

Item 2. Properties
We currently lease approximately 146,000 square feet at 88 Sidney Street, 43,000 square feet at 64 Sidney Street, and 13,000 square feet at 38 Sidney Street, Cambridge, Massachusetts. All leases, as amended, expire on February 29, 2028. At the end of the initial lease period, we have the option to extend the leases at all facilities for two consecutive five-year periods at the fair market rent at the time of the extension. In July 2025, we entered into a long-term sublease agreement with a new tenant for 7,407 square feet of office space on the first floor of 64 Sidney Street, Cambridge, Massachusetts, which began in November 2025 with the term of the sublease running through February 2028. We believe our existing facilities are adequate for our current needs.
Item 3. Legal Proceedings
As of December 31, 2025, we were not a party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “AGIO” since July 24, 2013. Prior to that time, there was no public market for our common stock.
Holders
As of February 6, 2026, there were ten holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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
The following graph compares the performance of our common stock to the NASDAQ Composite Index and the NASDAQ Biotechnology Index from December 31, 2020 through December 31, 2025. The comparison assumes $100 was invested after the market closed on December 31, 2020 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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
Overview
We are a commercial-stage biopharmaceutical company dedicated to redefining the future of rare disease treatment. Fueled by connections, we build trusted partnerships with communities, collaborating to develop and deliver innovative medicines with the potential to transform lives. With a foundation in hematology, we combine biological expertise with real-world insights to advance a growing pipeline of rare disease medicines that reflect the priorities of the people we serve.
The lead product candidate in our portfolio, mitapivat, is an activator of both wild-type and mutant pyruvate kinase, or PK, enzymes for the potential treatment of hemolytic anemias. Mitapivat is approved in the United States by the U.S. Food and Drug Administration, or FDA, under the brand name AQVESME™ for the treatment of anemia in adults with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia and in Saudi Arabia under the brand name PYRUKYND® for the treatment of adult patients with non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia. Mitapivat is also approved under the brand name PYRUKYND® in the United States by the FDA for the treatment of hemolytic anemia in adults with PK deficiency and in the European Union, or EU, and Great Britain for the treatment of PK deficiency in adults.
In December 2024, we announced that we submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, and a regulatory application to the United Arab Emirates health authorities for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia. In October 2025, we announced that the Committee for Medicinal Products for Human Use, or the CHMP, of the EMA adopted a positive opinion for the new indication for PYRUKYND® in adults for the treatment of anemia associated with transfusion-dependent and non-transfusion-dependent alpha- or beta-thalassemia. The European Commission is reviewing the CHMP’s opinion, with the final decision expected in early 2026.
We will have a pre-supplemental New Drug Application, or sNDA, meeting with the FDA in the first quarter of 2026 and intend to submit a U.S. marketing application for mitapivat in sickle cell disease, or SCD, following that engagement.
In addition, we are evaluating mitapivat for the treatment of pediatric patients with PK deficiency. We are also developing (i) tebapivat, a novel PK activator, for the potential treatment of lower-risk myelodysplastic syndromes, or LR MDS, and SCD; (ii) AG-181, our phenylalanine hydroxylase, or PAH, stabilizer for the potential treatment of phenylketonuria, or PKU; and (iii) AG-236, an siRNA in-licensed from Alnylam Pharmaceuticals, Inc., or Alnylam, targeting the transmembrane serine protease 6, or TMPRSS6, gene for the potential treatment of polycythemia vera, or PV.
Alnylam License Agreement
On July 28, 2023, we entered into a license agreement with Alnylam under which we acquired the rights to develop and commercialize Alnylam’s novel preclinical siRNA targeting the TMPRSS6 gene, which we refer to as AG-236, as a potential disease-modifying treatment for patients with PV.
In accordance with the license agreement, we made an up-front payment to Alnylam and recognized in-process research and development of $17.5 million in the year ended December 31, 2023. We will also pay Alnylam for certain expenses associated with the development of AG-236, and these will be recorded in our consolidated statements of operations as incurred. Additionally, we are responsible to pay up to $130.0 million in potential development and regulatory milestones, in addition to sales milestones as well as tiered royalties on annual net sales, if any, of licensed products, which may be subject to specified reductions and offsets. In the year ended December 31, 2025, we achieved a regulatory milestone that triggered a $10.0 million payment to Alnylam, which was recorded in research and development expense within our consolidated statements of operations and classified as investing activities within our consolidated statements of cash flows. Because the acquired assets under the license agreement with Alnylam do not meet the definition of a business in accordance with Accounting Standards Codification, or ASC, 805, Business Combinations, we accounted for the agreement as an asset acquisition.
Sale of Oncology Business to Servier Pharmaceuticals, LLC (Servier) and Sale of Contingent Payments
On March 31, 2021, we completed the sale of our oncology business to Servier Pharmaceuticals, LLC, or Servier. The transaction included the sale of our entire oncology business, including our clinical-stage product candidate vorasidenib, for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200.0 million in cash, if, prior to January 1, 2027, vorasidenib is granted new drug application, or NDA, approval from the FDA with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase, or IDH, 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), or the Vorasidenib Milestone Payment, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity, or the Vorasidenib Royalty Rights. The Vorasidenib Milestone Payment and Vorasidenib Royalty Rights are referred to as contingent payments and recognized as income when realizable.
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
Financial Operations Overview
General
Since inception, our operations have primarily focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism and classical hematology, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, establishing a commercial infrastructure, preparing for and executing on the commercial launches of PYRUKYND® and AQVESME™ and, prior to the sale of our oncology business to Servier on March 31, 2021, marketing TIBSOVO® and IDHIFA®. Through March 31, 2021, we financed our operations primarily through proceeds from the sale of our royalty rights, commercial sales of TIBSOVO®, funding received from our collaboration agreements, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings. Following the sale of our oncology business to Servier on March 31, 2021, we have financed and expect to continue to finance our operations primarily through cash on hand, potential royalty payments with respect to the Retained Earn-Out Rights, the actual and potential future sales of PYRUKYND®, the potential future sales of AQVESME™ if successfully launched by us and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings.
Additionally, since inception, we have historically incurred significant operating losses. Our net loss for the year ended December 31, 2025 was $412.8 million, our net income for the year ended December 31, 2024 was $673.7 million and our net loss for the year ended December 31, 2023 was $352.1 million. As of December 31, 2025, we had an accumulated deficit of $561.7 million. The net income we generated in the year ended December 31, 2024 was primarily due to the sale of the Vorasidenib Royalty Rights to Royalty Pharma and our receipt of the Vorasidenib Milestone Payment discussed above in Overview. We expect to continue to incur significant expenses and net losses until such time we are able to report profitable results. We may never achieve or maintain profitability, and our net losses may fluctuate significantly from year to year. We expect that we will continue to incur significant expenses as we continue to advance and expand our commercialization activities for PYRUKYND®; continue our commercialization activities for AQVESME™; continue to advance clinical development and regulatory activities for mitapivat, tebapivat, AG-181 and AG-236; expand and protect our intellectual property portfolio, including by in-licensing or acquiring assets for pipeline growth; and hire additional commercial and development personnel.

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
In July 2024, we entered into a distribution agreement, or the NewBridge Agreement, with NewBridge Pharmaceuticals FZ-LLC, or NewBridge, pursuant to which we granted NewBridge the right to commercialize PYRUKYND® in Bahrain, Kuwait, Oman, Qatar, Saudi Arabia, and the United Arab Emirates, also known as the Gulf Council Countries, or GCC. In June 2025, we entered into a distribution agreement, or the Avanzanite Agreement, with Avanzanite Bioscience B.V., or Avanzanite, pursuant to which we granted Avanzanite the right to commercialize PYRUKYND® in the European Economic Area, Switzerland, and the U.K. For further discussion of our revenue recognition policy, see Note 2, Summary of Significant Accounting Polices and Note 8, Product Revenue, to the consolidated financial statements in this Annual Report on Form 10-K.

In the future, we expect to continue to generate revenue from product sales of PYRUKYND®. We commercially launched AQVESME™ in the United States in late January 2026 and we anticipate generating revenue from product sales of AQVESME™ in the future. We may also generate revenue from milestone payments, upfront payments or royalties on product sales under collaborations or licensing agreements that we may enter into in the future.

Cost of Sales
Cost of sales consists primarily of manufacturing costs for sales of PYRUKYND®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of PYRUKYND® recorded during the years ended December 31, 2025, December 31, 2024 and December 31, 2023 were expensed prior to February 17, 2022, and, therefore, are not included in costs of sales during the years ended December 31, 2025, December 31, 2024 and December 31, 2023. The amounts excluded from cost of sales were not significant during the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

Inventories are reviewed periodically to identify excess or obsolete inventory based on projected sales activity as well as product shelf-life. Expired inventory is disposed of, and the related costs are recognized as cost of sales in our consolidated statements of operations, when, based on the expiry date, we do not believe we are able to sell the inventory. We have not reserved for excess or obsolete inventory during the years ended December 31, 2025 and December 31, 2024.
Research and Development Expenses
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs related to our portfolio to increase as our product candidate development programs progress. However, the successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of and to commercialize these product candidates. We are unable to predict the amount of net cash inflows from any of our products or product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:
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
•maintaining an acceptable safety profile of the products following approval; and

•complying with any approval or post-approval requirements.
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
The following summarizes our products and most advanced programs:
PYRUKYND®/AQVESME™ (mitapivat): First-in-Class PK Activator
We are developing mitapivat for the treatment of PK deficiency and other hemolytic anemias such as thalassemia and SCD. Mitapivat is an orally available small molecule and a potent activator of the wild-type and mutated PK enzymes.
The FDA approved mitapivat, under the brand name PYRUKYND®, for the treatment of hemolytic anemia in adults with PK deficiency in the United States and by the European Commission for the treatment of PK deficiency in adult patients in the EU. Additionally, we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure.
In December 2025, the FDA approved mitapivat under the brand name AQVESME™ for the treatment of anemia in adults with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia in the United States. AQVESME™ is the only FDA-approved medicine for anemia in both non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia. We commercially launched AQVESME™ in the United States in late January 2026 following our implementation of a Risk Evaluation and Mitigation Strategy, or REMS, to mitigate the risk of hepatocellular injury. Mitapivat will continue to be marketed as PYRUKYND® in the United States for the PK deficiency indication, which does not require a REMS. The AQVESME™ REMS requires liver tests prior to the first AQVESME™ dose, every four weeks thereafter for 24 weeks, and then as clinically indicated. It also includes education and certification requirements for patients, prescribing physicians, and pharmacists, which are common components of REMS.
In August 2025, we announced that the Saudi Food and Drug Authority approved PYRUKYND® for the treatment of adults with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia.
In December 2024, we announced that we submitted an MAA to the EMA and a regulatory application to the United Arab Emirates health authorities for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia. In October 2025, we announced that the CHMP of the EMA adopted a positive opinion for the new indication for PYRUKYND® in adults for the treatment of anemia associated with transfusion-dependent and non-transfusion-dependent alpha- or beta-thalassemia. The European Commission is reviewing the CHMP’s opinion, with the final decision expected in early 2026.
We will have a pre-sNDA meeting with the FDA in the first quarter of 2026 and intend to submit a U.S. marketing application for mitapivat in SCD following that engagement.
In addition, we are evaluating mitapivat for the treatment of pediatric patients with PK deficiency. Additionally, mitapivat has received orphan drug designation from the FDA for the treatment of thalassemia and SCD, and orphan medicinal product designation from the EMA for the treatment of SCD. Mitapivat was granted orphan drug designation for the treatment of PK deficiency by the FDA and EMA.
We have full ownership rights to PYRUKYND® and AQVESME™ and expect to fund the future development and commercialization costs related to PYRUKYND® and AQVESME™. We built our commercial infrastructure to support the commercialization of PYRUKYND® in adult PK deficiency in the United States, and have expanded this infrastructure to support the commercial launch of AQVESME™ in thalassemia in the United States. In July 2024, we entered into a distribution agreement, or the NewBridge Agreement, with NewBridge Pharmaceuticals FZ-LLC, or NewBridge, pursuant to which we granted NewBridge the right to commercialize PYRUKYND® in the GCC region. In June 2025, we entered into a distribution agreement, or the Avanzanite Agreement, with Avanzanite Bioscience B.V., or Avanzanite, pursuant to which we granted Avanzanite the right to commercialize PYRUKYND® in the European Economic Area, Switzerland, and the United Kingdom. Under the NewBridge Agreement and the Avanzanite Agreement, we rely on NewBridge and Avanzanite, respectively, to assist with regulatory filings, prepare applications for pricing and reimbursement approval, negotiate with payors, conduct medical affairs activities and import, distribute, promote and commercialize our products in accordance with applicable law in the applicable jurisdictions.
In connection with our regulatory approvals in the EU, Great Britain and Saudi Arabia, we provide access to PYRUKYND® to eligible patients through the Avanzanite Agreement and the NewBridge Agreement, as applicable, and on either a free of charge or for charge basis for eligible patients in those jurisdictions and other jurisdictions through a global managed access program. Revenues associated with the NewBridge Agreement, the Avanzanite Agreement and the for charge portion of our global managed access program are included in the rest of world product revenue line within Results of Operations. We continue to evaluate other options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities.
We are evaluating mitapivat in numerous clinical trials, including the following:
•An extension study evaluating the long-term safety, tolerability and efficacy of treatment with mitapivat in SCD patients who are 16 years of age or older from RISE UP, our completed double-blind phase 3 study evaluating the efficacy and safety of mitapivat as a potential treatment for SCD.
RISE UP, a phase 2/3 study evaluating the efficacy and safety of mitapivat in SCD patients who are 16 years of age or older, have had between two and 10 sickle cell pain crises, or SCPCs, in the past 12 months, and have hemoglobin within the range of 5.5 to 10.5 g/dL during screening. We enrolled 207 patients in the phase 3 portion of the trial, which included a 52-week double blind, randomized, placebo-controlled period in which participants were randomized in a 2:1 ratio to receive the recommended (100 mg twice daily) mitapivat dose level or the placebo. The 52-week double-blind treatment period was completed by 87.0% (n=120/138) of patients in the mitapivat arm and 81.2% (n=56/69) of patients in the placebo arm. All but two of these patients (174/176) opted to enter the ongoing 216-week open-label extension period of the study. The primary endpoints of the phase 3 portion of the trial were (i) hemoglobin response, defined as ≥1 g/dL increase in average hemoglobin from week 24 through week 52 compared to baseline, and (ii) annualized rate of SCPCs. The secondary endpoints included change from baseline in hemoglobin concentration, change from baseline in indirect bilirubin, change from baseline in Patient Reported Outcome Measurement Information System Fatigue 13a, or PROMIS Fatigue, Short Form scores, annualized frequency of hospitalizations for SCPCs, and change from baseline in percent reticulocyte levels. In November 2025, we announced that the phase 3 portion of the trial had achieved the primary endpoint of hemoglobin response in the mitapivat arm, with 40.6% of patients in the mitapivat arm having achieved a hemoglobin response, compared to 2.9% of patients in the placebo arm, a statistically significant improvement (2-sided p<0.0001). In patients who achieved a hemoglobin response in the mitapivat arm, mean change from baseline in average hemoglobin concentration from Week 24 through Week 52 was 1.6 g/dL. The annualized rate of SCPCs, defined as acute pain needing medical contact, acute chest syndrome, priapism, hepatic, or splenic sequestration, was 2.62 in the mitapivat arm and 3.05 in the placebo arm (2-sided p=0.1213), with such reduction of SCPCs not achieving statistical significance for that primary endpoint. Treatment with mitapivat also showed statistically significant improvements in two secondary endpoints: (a) the average change from baseline in hemoglobin concentration from Week 24 through Week 52 was 7.69 g/L in the mitapivat arm and 0.26 g/L in the placebo arm, a statistically significant improvement (2-sided p<0.0001), and (b) the average change from baseline in indirect bilirubin from Week 24 through Week 52 was -16.03 µmol/L in the mitapivat arm and 0.88 µmol/L in the placebo arm, a statistically significant improvement (2-sided p<0.0001). The average change from baseline in PROMIS Fatigue score from Week 24 through Week 52 was -2.72 in the mitapivat arm and -2.25 in the placebo arm (2-sided p=0.7112), indicating improvements in fatigue, but the PROMIS Fatigue secondary endpoint was not met. No conclusions could be drawn regarding the statistical significance of the following additional key secondary endpoints: (a) the annualized frequency of hospitalizations for SCPCs, with 1.56 in the mitapivat arm and 1.81 in the placebo arm (2-sided nominal p=0.2498), and (b) the average change from baseline in percent reticulocyte levels from Week 24 through Week 52, with -0.0236 (fraction of 1) in the mitapivat arm and -0.0013 (fraction of 1) in the placebo arm (2-sided nominal p=0.0001). We also announced that in the subset of patients in the mitapivat arm achieving the primary endpoint of hemoglobin response, the following was observed: (i) the annualized rate of SCPCs was 2.20 for hemoglobin responders and 2.98 for non-hemoglobin responders (rate ratio [RR]=0.74, 95% confidence interval [CI]=0.58 to 0.94); (ii) the annualized frequency of hospitalizations for SCPCs was 1.16 for hemoglobin responders and 1.76 for non-hemoglobin responders (RR=0.66, 95% CI=0.48 to 0.91); and (iii) the average change in PROMIS Fatigue score between Week 24 and Week 52 was -5.19 for hemoglobin responders and -2.55 for non-hemoglobin responders (95% CI=-5.59 to 0.32). The results for hemoglobin responders in the mitapivat arm exceeded -4.1, the threshold for a clinically meaningful change from baseline for PROMIS Fatigue score. The safety profile for mitapivat observed in the phase 3 portion of the trial was generally consistent with that observed in prior mitapivat SCD trials. We observed as follows: (i) a similar proportion of patients on mitapivat (n=134, 97.1%) and placebo (n=68, 98.6%) had adverse events; (ii) serious TEAEs were reported in 20.3% (n=28) and 29.0% (n=20) of patients on mitapivat and placebo, respectively; 0.7% (n=1) and 0.0% (n=0), respectively, were considered treatment-related; (iii) liver abnormalities observed across the mitapivat and placebo arms were not suggestive of drug-induced hepatocellular injury, unlike what was observed in the mitapivat ENERGIZE and ENERGIZE-T phase 3 trials; (iv) TEAEs led to treatment discontinuation in 4.3% (n=6) of patients on mitapivat and 2.9% (n=2) on placebo; and (v) three deaths (2.2%) occurred in patients on mitapivat, and two (2.9%) on placebo, none of which were deemed related to study treatment by the trial investigator.
•Extension studies evaluating the long-term safety, tolerability and efficacy of treatment with mitapivat in pediatric patients from ACTIVATE-kids and ACTIVATE-kidsT, our completed double-blind phase 3 studies evaluating the efficacy and safety of mitapivat as a potential treatment for PK deficiency in not regularly transfused and regularly transfused patients between one and 18 years old, respectively.
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
•An extension study evaluating the long-term safety, tolerability and efficacy of treatment with mitapivat in patients from ACTIVATE and ACTIVATE-T, our completed pivotal trials of mitapivat in not regularly transfused and regularly transfused adult patients with PK deficiency.
•An extension study evaluating the long-term safety, tolerability and efficacy of treatment with mitapivat in patients from DRIVE PK, our completed global phase 2, first-in-patient, open-label safety and efficacy clinical trial of mitapivat in adult, not regularly transfused patients with PK deficiency.
•An extension study evaluating the long-term efficacy and safety of treatment with mitapivat in patients from ENERGIZE and ENERGIZE-T, our completed pivotal trials of mitapivat in adults with non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia.
During the double-blind periods of ENERGIZE and ENERGIZE-T, two patients on mitapivat experienced events of hepatocellular injury. In addition, during the open-label extension periods of both trials, a total of three patients experienced events of hepatocellular injury after switching from placebo to mitapivat. All of these events occurred within the first six months of exposure to mitapivat and liver tests improved following discontinuation of mitapivat. Based on the results of the ENERGIZE and ENERGIZE-T trials, we included in our regulatory applications hepatocellular injury as an important potential risk of mitapivat in patients with thalassemia and proposed monthly monitoring of liver tests for the first six months of treatment with mitapivat. We updated our mitapivat clinical trial protocols across all indications to incorporate monthly monitoring of liver tests for the first six months of treatment.
Tebapivat: Novel PK Activator
We are developing tebapivat, a novel PK activator for the potential treatment of LR MDS and SCD. Tebapivat has been granted orphan drug designation for the treatment of MDS by the FDA.
We have completed a phase 1 clinical trial evaluating tebapivat in healthy volunteers and patients with SCD, and we have completed enrollment in the phase 2 clinical trial of tebapivat in adult patients with SCD. We expect to announce topline data for this trial in the second half of 2026.
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
In November 2023, we announced that we achieved clinical proof-of-concept in the phase 2a portion of the trial. We observed that four of the 10 patients with low transfusion burden achieved the transfusion independence endpoint, and one of the 22 patients achieved the hemoglobin response endpoint in the 16-week treatment period. The safety profile observed was consistent with data reported in the healthy volunteer study of tebapivat. 19 patients elected to enroll in the extension period of the trial for up to 156 weeks. We evaluated the phase 2a trial results and assessed the impact of those results on the phase 2b portion of the protocol, and based on the data generated in the phase 2a portion of the trial, we increased the dosage levels evaluated in the phase 2b portion of the trial, which we initiated in the third quarter of 2024. We completed enrollment in the phase 2b portion of the trial in September 2025 and expect to announce topline data for this trial in the first half of 2026.
Other Programs
In addition to the aforementioned development programs, we are developing AG-181, a PAH stabilizer for the potential treatment of PKU, for which we filed an investigational new drug application, or IND, in December 2023. We initiated a phase 1 clinical trial of AG-181 in healthy volunteers in the first quarter of 2024, initiated the multiple ascending dose portion of the trial in the second quarter of 2025, and completed the trial in December 2025. We expect to initiate a phase 1b proof of mechanism trial of AG-181 in patients with PKU in the first half of 2026 and confirm proof of mechanism in the second half of 2026.
Also, in July 2023, we entered into a license agreement with Alnylam for the development and commercialization of products containing or comprised of an siRNA preclinical development candidate discovered by Alnylam and targeting the TMPRSS6 gene, and we are developing a product candidate, AG-236, for the potential treatment of patients with PV. We filed an IND with the FDA for AG-236 for the treatment of PV, which cleared in June 2025, and we initiated a phase 1 clinical trial evaluating AG-236 in healthy volunteers in July 2025. We expect to announce topline data for this trial in the first half of 2026.
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
We anticipate that our selling, general and administrative expenses will increase in the future to support continued research and development activities, and ongoing and future commercialization activities related to our portfolio, including the ongoing commercialization of PYRUKYND®, AQVESME™ and any of our other product candidates, which may include the hiring of additional personnel.
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
Product Revenue
We generate product revenue from sales of PYRUKYND® in the United States to a limited number of specialty distributors and specialty pharmacy providers, and to Avanzanite and NewBridge outside of the United States, or collectively, the Customers. These Customers subsequently resell PYRUKYND® to pharmacies or dispense PYRUKYND® directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of PYRUKYND®.
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

Results of Operations
Comparison of years ended December 31, 2025, 2024 and 2023
Revenues

(In thousands)	2025	2024	2023
Revenues:
Product revenue, net
U.S.	$49,170	$36,395	$26,823
Rest of world	4,858	103	—
Total product revenue, net	54,028	36,498	26,823
Total revenue	$54,028	$36,498	$26,823
Total Revenue – 2025 vs. 2024 – The increase in total revenue of $17.5 million in 2025 compared to 2024 was due to an increase of $12.8 million in U.S. product revenue and an increase of $4.7 million in rest of world product revenue. The increase in U.S. product revenue was primarily due to increased volume associated with PYRUKYND®, and the increase in rest of world product revenue was primarily due to increased volume associated with the Avanzanite Agreement discussed above in Overview.

Total Revenue – 2024 vs. 2023 – The increase in total revenue of $9.7 million in 2024 compared to 2023 was primarily due to increased U.S. product revenue as a result of increased volume associated with PYRUKYND®.
Total Operating Expenses

(In thousands)	2025	2024	2023
Operating expenses
Cost of sales	$6,345	$4,165	$2,881
Research and development	339,535	301,286	295,526
Selling, general and administrative	180,280	156,784	119,903
Total operating expenses	$526,160	$462,235	$418,310
Total Operating Expenses – 2025 vs. 2024 – The increase in total operating expenses of $63.9 million in 2025 compared to 2024 was primarily due to an increase of $38.2 million in research and development expenses, which is described below under Research and Development Expenses, and an increase of $23.5 million in selling, general and administrative expenses, driven by an increase in commercial-related activities as we prepared for the approval of AQVESME™ in thalassemia, which was approved by the FDA on December 23, 2025.
Total Operating Expenses – 2024 vs 2023 – The increase in total operating expenses of $43.9 million in 2024 compared to 2023 was primarily due to an increase of $36.9 million in selling, general and administrative expenses, driven by an increase in commercial-related activities as we prepared for the potential approval of PYRUKYND® in thalassemia, and an increase of $5.8 million in research and development expenses, which is described below under Research and Development Expenses.

Research and Development Expenses
Our research and development expenses, by major program, are outlined in the table below:

(In thousands)	2025	2024	2023
PK activator (PYRUKYND®/AQVESME™)	$108,087	$112,720	$101,322
Novel PK activator (tebapivat)	31,639	14,544	18,267
PAH stabilizer (AG-181)	5,992	2,912	740
siRNA targeting TMPRSS6 (AG-236)	12,490	11,985	2,664
In-process research and development	10,000	—	17,500
Other research and platform programs	7,820	5,833	8,088
Total direct research and development expenses	176,028	147,994	148,581
Compensation and related expenses	121,645	114,618	108,484
Facilities and IT related expenses & other	41,862	38,674	38,461
Total indirect research and development expenses	163,507	153,292	146,945
Total research and development expense	$339,535	$301,286	$295,526
Total Research and Development Expenses – 2025 vs. 2024 – The increase in research and development expenses of $38.2 million in 2025 compared to 2024 was due to a $28.0 million increase in our direct expenses and a $10.2 million increase in our indirect expenses. The increase in direct expenses was primarily due to an increase of $17.1 million in tebapivat costs, driven by increased costs associated with clinical trials of tebapivat in patients with SCD and LR MDS and higher process development expenses, and an increase in in-process research and development as a result of the $10.0 million milestone payment associated with the agreement with Alnylam discussed above under Overview. The increase in indirect expenses was primarily due to a $7.0 million increase in compensation and related expenses due to an increase in workforce related expenses.
Total Research and Development Expenses – 2024 vs 2023 – The increase in research and development expenses of $5.8 million in 2024 compared to 2023 was due to a $6.3 million increase in our indirect expenses, partially offset by a $0.6 million decrease in our direct expenses. The increase in indirect expenses was primarily due to a $6.1 million increase in compensation and related expenses due to an increase in workforce related expenses. The decrease in direct expenses was due to the $17.5 million up-front payment in 2023 associated with the Alnylam license agreement discussed above under Overview and a decrease of $3.7 million in tebapivat costs due to decreased costs associated with clinical trials of tebapivat in patients with SCD and LR MDS, offset by an $11.4 million increase in PYRUKYND® costs and a $9.3 million increase in AG-236, the in-licensed siRNA TMPRSS6 program for PV, primarily driven by higher process development expenses. The increase in PYRUKYND® costs was primarily due to increased process development expenses and increased costs associated with clinical trials for patients with SCD, partially offset by lower costs associated with the phase 3 clinical trials of PYRUKYND® in patients with thalassemia, ENERGIZE and ENERGIZE-T.
Other Income and Expense

(In thousands)	2025	2024	2023
Gain on sale of contingent payments	$—	$889,136	$—
Milestone payment from gain on sale of oncology business	—	200,000	—
Interest income, net	56,379	48,083	33,344
Other income, net	1,956	6,487	6,055
Other Income and Expense – 2025 vs. 2024 – The decrease in gain on sale of contingent payments in 2025 compared to 2024 was due to the sale of the Vorasidenib Royalty Rights in 2024 discussed above in Overview. The decrease in milestone payment from gain on sale of oncology business was due to the receipt of the Vorasidenib Milestone Payment in 2024 as discussed above in Overview. The $8.3 million increase in interest income, net in 2025 compared to 2024 is primarily attributable to increased return on our investments.
Other Income and Expense – 2024 vs 2023 – The increase in gain on sale of contingent payments in 2024 compared to 2023 was due to the sale of the Vorasidenib Royalty Rights in 2024 discussed above in Overview. The increase in milestone payment from gain on sale of oncology business was due to the receipt of the Vorasidenib Milestone Payment in 2024 as discussed above in Overview. The $14.7 million increase in interest income, net in 2024 compared to 2023 is primarily attributable to increased return on our investments.

Net (Loss) Income

(In thousands)	2025	2024	2023
Net (loss) income before taxes	$(413,797)	$717,969	$(352,088)
Income tax (benefit) expense	(1,016)	44,244	—
Net (loss) income	$(412,781)	$673,725	$(352,088)
Net (Loss) Income – 2025 vs 2024 – The change in net (loss) income in 2025 compared to 2024 was primarily driven by the sale of the Vorasidenib Royalty Rights in 2024 discussed above in Overview and the receipt of the Vorasidenib Milestone Payment in 2024 discussed above in Overview, partially offset by the decrease in income tax expense as a result of the income related to the sale of the Vorasidenib Royalty Rights and the receipt of the Vorasidenib Milestone Payment in 2024.
Net (Loss) Income – 2024 vs 2023 – The increase in net income in 2024 compared to 2023 was primarily driven by the sale of the Vorasidenib Royalty Rights in 2024 discussed above in Overview and the receipt of the Vorasidenib Milestone Payment in 2024 discussed above in Overview, partially offset by the increase in income tax expense as a result of the income related to the sale of the Vorasidenib Royalty Rights and the receipt of the Vorasidenib Milestone Payment.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, and through March 31, 2021, we financed our operations primarily through proceeds from the sale of our royalty rights, commercial sales of TIBSOVO®, funding received from our collaboration agreements, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings. Following the sale of our oncology business to Servier on March 31, 2021, we have financed and expect to continue to finance our operations primarily through cash on hand, potential royalty payments with respect to the Retained Earn-Out Rights, the actual and potential future sales of PYRUKYND®, the potential future sales of AQVESME™ if successfully launched by us and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings.
On March 31, 2021, we completed the sale of our oncology business to Servier. The transaction included the sale of our entire oncology business, including our clinical-stage product candidate vorasidenib, for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and the right to the Vorasidenib Milestone Payment and the Vorasidenib Royalty Rights. The Vorasidenib Milestone Payment and Vorasidenib Royalty Rights are referred to as contingent payments and recognized as income when realizable.
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
Our cash, cash equivalents and marketable securities balance was $1.2 billion at December 31, 2025. The Retained Earn-Out Rights discussed above are our only committed potential external sources of funds. We cannot predict what success, if any, Servier may have in the United States with respect to the sale of vorasidenib, and consequently, we cannot estimate the amount of payments, if any, we may receive on account of the Retained Earn-Out Rights.

Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2025, 2024 and 2023:

(In thousands)	2025	2024	2023
Net cash used in operating activities	$(372,977)	$(389,841)	$(296,062)
Net cash provided by investing activities	377,184	363,441	239,575
Net cash provided by financing activities	8,676	14,442	5,433
Net change in cash and cash equivalents	$12,883	$(11,958)	$(51,054)
Net cash used in operating activities
Cash used in operating activities of $373.0 million during the year ended December 31, 2025 was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received related to interest income of $59.0 million and cash received from product revenues of $50.5 million.
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
Net cash provided by investing activities
Cash provided by investing activities of $377.2 million during the year ended December 31, 2025 was primarily due to higher proceeds from maturities and sales of marketable securities than purchases of marketable securities.
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
Net cash provided by financing activities
Cash provided by financing activities for the year ended December 31, 2025 was due to $8.7 million of proceeds received from stock option exercises and purchases made pursuant to our employee stock purchase plan.
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
Funding Requirements
We expect our expenses to increase as we continue the research, development and clinical trials of, seek marketing approvals for, and commercialize our product candidates in our portfolio, including as we continue to commercialize PYRUKYND® and AQVESME™ for their approved indications. If we obtain additional marketing approvals for mitapivat in sickle cell disease or in other indications, or for any of our other product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.
We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2025, together with anticipated product revenue and interest income, will provide the financial independence to commercially launch AQVESME™ in the United States, prepare for the potential U.S. commercial launch of mitapivat in SCD, advance our existing clinical programs, and opportunistically expand our pipeline through both internally and externally discovered assets. Our expectations regarding our long-term funding requirements are based on assumptions that may prove to be wrong, and we may need additional capital resources to fund our operating plans and capital expenditure requirements.
Our future capital requirements will depend on many factors, including:
•the amount and timing of future revenue received from commercial sales of PYRUKYND®, AQVESME™ or any of our other product candidates for which we may receive marketing approval;
•the amount of payments, if any, we may receive on account of the Retained Earn-Out Rights;
•the costs and timing of our ongoing and future commercialization activities, including product manufacturing, sales, marketing and distribution for PYRUKYND® and AQVESME™ in the approved jurisdictions and indications and for any product candidate for which we may receive approval;
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs primarily through cash on hand, potential royalty payments with respect to the Retained Earn-Out Rights, the actual and potential future sales of PYRUKYND®, the potential future sales of AQVESME™ if successfully launched by us and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We do not have any committed external source of funds other than the Retained Earn-Out Rights. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures or declaring dividends.
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

Contractual Obligations
The following table summarizes our significant contractual obligations as of the payment due date by period at December 31, 2025:

	Payments due by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$42,745	$18,511	$24,234	$—	$—
Manufacturing arrangements (2)	674	337	337	—	—
Service arrangements (3)	4,351	1,088	2,175	1,088	—
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
(3) Relates to payment obligations under a development and manufacturing services agreement for drug product. Arrangement is for a remaining contractual term of four years, however, the total funds can be allocated in any manner to meet the agreement terms.
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
In July 2023, we entered into a license agreement with Alnylam as discussed above under Overview and under Note 1, Nature of Business, to our consolidated financial statements. Under the license agreement, we may be required to pay up to an additional $120.0 million in potential development and regulatory milestones, in addition to sales milestones as well as tiered royalties on annual net sales, if any, of licensed products, which may be subject to specified reductions and offsets. Such payment obligations are contingent upon the occurrence of future events and the timing and likelihood of such potential obligations are not known.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of December 31, 2025 and December 31, 2024, we had cash, cash equivalents and marketable securities of $1.2 billion and $1.5 billion, respectively, consisting primarily of investments in U.S. Treasuries, government securities, corporate debt securities and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point change in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs and CMOs that are located in Asia and Europe and are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2025 and December 31, 2024, we had minimal or no liabilities denominated in foreign currencies.
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

Based on that evaluation of our disclosure controls and procedures as of December 31, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following table describes, for the fourth quarter of 2025, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Rahul Ballal (Director)	Adoption (November 3, 2025)	Rule 10b5-1 trading arrangement	Sale	Through and including February 8, 2027	Up to 28,995 shares
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(1)   Financial Statements
The following documents are included on pages F-1 through F-28 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)   Financial Statement Schedules
Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.
(3)   Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
2.1	Purchase and Sale Agreement, dated as of December 20, 2020, by and among the Registrant, Servier Pharmaceuticals, LLC, and, solely for purposes of guaranteeing certain obligations of the Purchaser, Servier S.A.S	8-K	001-36014	December 22, 2020	2.1
2.2**	Purchase and Sale Agreement, dated October 27, 2022, by and among the Registrant, Sagard Healthcare Royalty Partners, LP and Sagard Healthcare Partners Co-Invest Designated Activity Company	10-K	001-36014	February 23, 2023	2.2
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-36014	July 30, 2013	3.1
3.2	Third Amended and Restated By-Laws	8-K	001-36014	March 3, 2023	3.1
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-189216	June 24, 2013	4.1
4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934					X
10.1#	2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.4
10.2#	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.5
10.3#	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan	S-1	333-189216	June 24, 2013	10.6
10.4#	Amended and Restated 2013 Employee Stock Purchase Plan	10-K	001-36014	February 13, 2025	10.4

10.5	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-189216	July 11, 2013	10.12
10.6	Lease, dated as of September 15, 2014, between the Registrant and Forest City 88 Sidney, LLC	8-K	001-36014	September 19, 2014	10.1
10.7	First Amendment to Lease for 88 Sidney Street, dated as of November 21, 2014, between the Registrant and Forest City 88 Sidney, LLC	8-K	001-36014	November 26, 2014	10.1
10.8#	Summary Description of Annual Cash Incentive Program	10-Q	001-36014	May 11, 2015	10.1
10.9	Second Amendment to Lease for 88 Sidney Street, dated July 20, 2015, by and between the Registrant and Forest City 88 Sidney Street, LLC	8-K	001-36014	July 23, 2015	10.1
10.10#	Form of Performance Share Unit Agreement under 2013 Stock Incentive Plan	10-K	001-36014	February 26, 2016	10.25
10.11	Lease, dated as of November 17, 2017, between the Registrant and UP 64 Sidney Street, LLC	8-K	001-36014	November 22, 2017	10.1
10.12	Third Amendment to Lease for 88 Sidney Street, dated November 17, 2017, by and between the Registrant and Forest City 88 Sidney Street, LLC	8-K	001-36014	November 22, 2017	10.2
10.13	First Amendment of Lease, dated April 11, 2018, by and between UP 64 Sidney Street, LLC and Agios Pharmaceuticals. Inc.	8-K	001-36014	April 13, 2018	10.1
10.14#	Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan (for employees)	10-Q	001-36014	May 4, 2018	10.1
10.15#	Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan (for directors)	10-K	001-36014	February 14, 2019	10.32
10.16	Lease, dated as of April 11, 2019, by and between the Registrant and Thirty-Eight Sidney Street Limited LLC	10-Q	001-36014	August 1, 2019	10.1
10.17	Fourth Amendment to Lease, dated as of April 11, 2019, by and between the Registrant and Forest City 88 Sidney Street, LLC	10-Q	001-36014	August 1, 2019	10.2
10.18	Third Amendment of Lease, dated as of April 11, 2019, by and between the Registrant and UP 64 Sidney Street, LLC	10-Q	001-36014	August 1, 2019	10.3
10.19#	Letter Agreement, dated July 8, 2022, between the Registrant and Brian Goff	10-Q	001-36014	August 4, 2022	10.2
10.20#	Form of Inducement Stock Option Agreement for Brian Goff	10-Q	001-36014	August 4, 2022	10.3
10.21#	Form of Inducement Restricted Stock Unit Agreement for Brian Goff	10-Q	001-36014	August 4, 2022	10.4
10.22#**	Form of Inducement Performance Stock Unit Agreement for Brian Goff	10-Q	001-36014	August 4, 2022	10.5
10.23#	Letter Agreement, dated as of September 16, 2022, between the Registrant and Cecilia Jones	10-Q	001-36014	November 3, 2022	10.5

10.24#	Form of Inducement Stock Option Agreement for Cecilia Jones	S-8	333- 267624	September 26, 2022	99.1
10.25#	Form of Inducement Restricted Stock Unit Agreement for Cecilia Jones	S-8	333- 267624	September 26, 2022	99.2
10.26#**	Form of Inducement Performance Stock Unit Agreement for Cecilia Jones	S-8	333- 267624	September 26, 2022	99.3
10.27#	Amended and Restated Severance Benefits Plan	8-K	001-36014	October 7, 2022	10.1
10.28#	Letter Agreement, dated as of December 5, 2022, between the Registrant and Tsveta Milanova	10-K	001-36014	February 23, 2023	10.38
10.29#	Form of Inducement Stock Option Agreement for Tsveta Milanova	S-8	333- 269018	January 3, 2023	99.1
10.30#	Form of Inducement Restricted Stock Unit Agreement for Tsveta Milanova	S-8	333- 269108	January 3, 2023	99.2
10.31#**	Form of Inducement Performance Stock Unit Agreement for Tsveta Milanova	S-8	333- 269108	January 3, 2023	99.3
10.32#	2023 Stock Incentive Plan, as amended	S-8	333-288151	June 18, 2025	99.1
10.33#	Form of Stock Option Agreement Under 2023 Stock Incentive Plan	10-Q	001-36014	August 3, 2023	10.2
10.34#	Form of Restricted Stock Unit Agreement Under 2023 Stock Incentive Plan	10-Q	001-36014	August 3, 2023	10.3
10.35#	Form of Restricted Stock Unit Agreement (Performance-Based) Under 2023 Stock Incentive Plan	10-Q	001-36014	August 3, 2023	10.4
10.36**	Purchase and Sale Agreement, dated May 24, 2024, by and between the Registrant and Royalty Pharma Investments 2019 ICAV	10-Q	001-36014	August 1, 2024	10.1
10.37#	Letter Agreement, dated January 31, 2025, between the Registrant and Krishnan Viswanadhan					X
10.38#	Form of Inducement Stock Option Agreement for Krishnan Viswanadhan	S-8	333-285585	March 5, 2025	99.1
10.39#	Form of Inducement Restricted Stock Unit Agreement for Krishnan Viswanadhan	S-8	333-285585	March 5, 2025	99.2
10.40#	Form of Inducement Performance Stock Unit Agreement for Krishnan Viswanadhan	S-8	333-285585	March 5, 2025	99.3
10.41	Sublease Agreement, dated June 5, 2025, between the Registrant and GNS Healthcare, Inc. d/b/a Aitia (64 Sidney Street)	10-Q	001-36014	July 31, 2025	10.2
19.1	Insider Trading Policy	10-K	001-36014	February 13, 2025	19.1
21.1	Subsidiaries of the Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm					X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Dodd-Frank Compensation Recovery Policy	10-K	001-36014	February 15, 2024	97.1
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

#	Indicates management contract or compensatory plan or arrangement.
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

AGIOS PHARMACEUTICALS, INC.

February 12, 2026	By:	/s/ Brian Goff
Brian Goff Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brian Goff	Chief Executive Officer (Principal executive officer)	February 12, 2026
Brian Goff
/s/ Cecilia Jones	Chief Financial Officer (Principal financial officer)	February 12, 2026
Cecilia Jones
/s/ T.J. Washburn	Vice President, Controller (Principal accounting officer)	February 12, 2026
T.J. Washburn
/s/ Jacqualyn A. Fouse	Chair of the Board of Directors	February 12, 2026
Jacqualyn A. Fouse, Ph.D.
/s/ Jay Backstrom	Director	February 12, 2026
Jay Backstrom, M.D., M.P.H.
/s/ Rahul Ballal	Director	February 12, 2026
Rahul Ballal, Ph.D.
/s/ Jeffrey Capello	Director	February 12, 2026
Jeffrey Capello
/s/ Kaye Foster	Director	February 12, 2026
Kaye Foster
/s/ Maykin Ho	Director	February 12, 2026
Maykin Ho, Ph.D.
/s/ Catherine Owen Adams	Director	February 12, 2026
Catherine Owen Adams
/s/ David Scadden	Director	February 12, 2026
David Scadden, M.D.
/s/ Cynthia Smith	Director	February 12, 2026
Cynthia Smith

Agios Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Agios Pharmaceuticals, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Agios Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - PYRUKYND® Product Revenue
As described in Notes 2 and 8 to the consolidated financial statements, the Company generates product revenue from sales of PYRUKYND® to a limited number of specialty distributors and specialty pharmacy providers, or collectively, the Customers. These Customers subsequently resell PYRUKYND® to pharmacies or dispense directly to patients. The performance obligation related to the sale of PYRUKYND® is satisfied and revenue is recognized when the Customer obtains control of the product, which occurs at a point in time, typically upon delivery to the Customer. Revenues from product sales are recorded at the net sales price, or transaction price, which includes estimates of variable consideration for which reserves are established and result from contractual adjustments, government rebates, returns and other allowances that are offered within the contracts with the Customers, healthcare providers, payors and other indirect customers relating to the sale of its products. For the year ended December 31, 2025, the Company recognized $54.0 million of net product revenue relating to the sale of PYRUKYND®.
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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 12, 2026
We have served as the Company’s auditor since 2017.

Agios Pharmaceuticals, Inc.
Consolidated Balance Sheets

(In thousands, except share and per share data) December 31:	2025	2024
Assets
Current assets:
Cash and cash equivalents	$89,130	$76,247
Marketable securities	765,295	817,463
Accounts receivable, net	10,577	4,109
Inventory	32,920	27,616
Prepaid expenses and other current assets	44,130	40,165
Total current assets	942,052	965,600
Marketable securities	310,013	638,321
Operating lease assets	30,454	42,879
Property and equipment, net	10,775	11,675
Other non-current assets	3,931	4,724
Total assets	$1,297,225	$1,663,199
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,355	$16,643
Accrued expenses	45,459	46,861
Income taxes payable	—	871
Operating lease liabilities	18,392	16,781
Total current liabilities	82,206	81,156
Operating lease liabilities, net of current portion	21,815	40,207
Other non-current liabilities	90	880
Total liabilities	104,111	122,243
Commitments and contingent liabilities (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 74,665,003 shares issued and 58,448,592 outstanding at December 31, 2025 and 73,372,696 shares issued and 57,156,285 outstanding at December 31, 2024	75	73
Additional paid-in capital	2,555,037	2,493,811
Accumulated other comprehensive income (loss)	2,193	(1,518)
Accumulated deficit	(561,705)	(148,924)
Treasury stock, at cost (16,216,411 shares at December 31, 2025 and December 31, 2024)	(802,486)	(802,486)
Total stockholders’ equity	1,193,114	1,540,956
Total liabilities and stockholders’ equity	$1,297,225	$1,663,199
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Operations

(In thousands, except share and per share data) Years Ended December 31:	2025	2024	2023
Revenues:
Product revenue, net	$54,028	$36,498	$26,823
Total revenue	54,028	36,498	26,823
Operating expenses
Cost of sales	$6,345	$4,165	$2,881
Research and development	339,535	301,286	295,526
Selling, general and administrative	180,280	156,784	119,903
Total operating expenses	526,160	462,235	418,310
Loss from operations	(472,132)	(425,737)	(391,487)
Gain on sale of contingent payments	—	889,136	—
Milestone payment from gain on sale of oncology business	—	200,000	—
Interest income, net	56,379	48,083	33,344
Other income, net	1,956	6,487	6,055
Net (loss) income before taxes	(413,797)	717,969	(352,088)
Income tax (benefit) expense	(1,016)	44,244	—
Net (loss) income	$(412,781)	$673,725	$(352,088)
Net (loss) income per share - basic	$(7.12)	$11.86	$(6.33)
Net (loss) income per share - diluted	$(7.12)	$11.64	$(6.33)
Weighted-average number of common shares used in computing net (loss) income per share – basic	57,972,004	56,807,415	55,651,487
Weighted-average number of common shares used in computing net (loss) income per share – diluted	57,972,004	57,889,255	55,651,487
 See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive (Loss) Income

(In thousands) Years Ended December 31:	2025	2024	2023
Net (loss) income	$(412,781)	$673,725	$(352,088)
Other comprehensive (loss) income
Unrealized gain (loss) on available-for-sale securities	3,711	(1,077)	12,094
Comprehensive (loss) income	$(409,070)	$672,648	$(339,994)
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury		Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2022	71,256,118	$71	$2,386,325	$(12,535)	$(470,561)	(16,216,411)	$(802,486)	$1,100,814
Unrealized gain on available-for-sale securities	—	—	—	12,094	—	—	—	12,094
Net loss	—	—	—	—	(352,088)	—	—	(352,088)
Stock-based compensation expense	—	—	44,766	—	—	—	—	44,766
Common stock issued under stock incentive plan and ESPP	905,371	1	5,432	—	—	—	—	5,433
Balance at December 31, 2023	72,161,489	$72	$2,436,523	$(441)	$(822,649)	(16,216,411)	$(802,486)	$811,019
Unrealized loss on available-for-sale securities	—	—	—	(1,077)	—	—	—	(1,077)
Net income	—	—	—	—	673,725	—	—	673,725
Stock-based compensation expense	—	—	42,847	—	—	—	—	42,847
Common stock issued under stock incentive plan and ESPP	1,211,207	1	14,441	—	—	—	—	14,442
Balance at December 31, 2024	73,372,696	$73	$2,493,811	$(1,518)	$(148,924)	(16,216,411)	$(802,486)	$1,540,956
Unrealized gain on available-for-sale securities	—	—	—	3,711	—	—	—	3,711
Net loss	—	—	—	—	(412,781)	—	—	(412,781)
Stock-based compensation expense	—	—	52,552	—	—	—	—	52,552
Common stock issued under stock incentive plan and ESPP	1,292,307	2	8,674	—	—	—	—	8,676
Balance at December 31, 2025	74,665,003	$75	$2,555,037	$2,193	$(561,705)	(16,216,411)	$(802,486)	$1,193,114
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows

(In thousands) Years Ended December 31:	2025	2024	2023
Operating activities
Net (loss) income	$(412,781)	$673,725	$(352,088)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	5,177	5,653	6,623
Stock-based compensation expense	52,552	42,847	44,766
Net accretion of discount on marketable securities	(7,195)	(14,486)	(5,051)
Gain on sale of contingent payments	—	(889,136)	—
Loss (gain) on disposal of property and equipment	5	(39)	553
Non-cash operating lease expense	12,425	11,530	10,720
Expense associated with license agreement	10,000	—	17,500
Realized gain on investments	(118)	(167)	(28)
Milestone payment from gain on sale of oncology business	—	(200,000)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(6,468)	(1,299)	(604)
Inventory	(5,304)	(8,540)	(10,584)
Prepaid expenses and other current and non-current assets	(3,172)	(5,811)	3,833
Accounts payable	1,746	6,601	(8,733)
Accrued expenses	(1,402)	3,694	12,817
Income taxes payable	(871)	871	—
Operating lease liabilities	(16,781)	(15,008)	(13,663)
Other liabilities	(790)	(276)	(2,123)
Net cash used in operating activities	(372,977)	(389,841)	(296,062)
Investing activities
Purchases of marketable securities	(641,759)	(1,542,433)	(417,930)
Proceeds from maturities and sales of marketable securities	1,033,259	818,383	674,679
Proceeds from sale of contingent payments	—	889,136	—
Proceeds from milestone payment from gain on sale of oncology business	—	200,000	—
Payments associated with license agreement	(10,000)	—	(17,500)
Purchases of property and equipment	(4,316)	(1,685)	(999)
Proceeds from sale of equipment	—	40	1,325
Net cash provided by investing activities	377,184	363,441	239,575
Financing activities
Net proceeds from stock option exercises and employee stock purchase plan	8,676	14,442	5,433
Net cash provided by financing activities	8,676	14,442	5,433
Net change in cash and cash equivalents	12,883	(11,958)	(51,054)
Cash and cash equivalents at beginning of the period	76,247	88,205	139,259
Cash and cash equivalents at end of the period	$89,130	$76,247	$88,205

Supplemental disclosure of non-cash investing and financing transactions:
Additions to property and equipment in accounts payable and accrued expenses	$283	$317	$55
Net cash taxes paid	$628	$43,150	$1,569
See accompanying Notes to Consolidated Financial Statements.

Agios Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
Note 1. Nature of Business
Note Regarding Certain References in this Annual Report on Form 10-K
Throughout this Annual Report on Form 10-K, “Agios,” “the Company,” “we,” “us,” and “our,” and similar expressions, except where the context requires otherwise, refer to Agios Pharmaceuticals, Inc. and its consolidated subsidiaries, and “our Board of Directors” refers to the board of directors of Agios Pharmaceuticals, Inc.

In addition, unless otherwise stated or the context indicates otherwise, all references in this Annual Report on Form 10-K to “AQVESME™ (mitapivat)” or “AQVESME™” refer to our FDA-approved medicine for the treatment of anemia in adults with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia in the United States; references to “PYRUKYND® (mitapivat)”, “PYRUKYND®”, or “mitapivat” refer to all other commercially available mitapivat products or mitapivat product candidates for which we are exploring further applications and indications, as the context requires.
Overview
We are a commercial-stage biopharmaceutical company dedicated to redefining the future of rare disease treatment. Fueled by connections, we build trusted partnerships with communities, collaborating to develop and deliver innovative medicines with the potential to transform lives. With a foundation in hematology, we combine biological expertise with real-world insights to advance a growing pipeline of rare disease medicines that reflect the priorities of the people we serve. We are located in Cambridge, Massachusetts.
The lead product candidate in our portfolio, mitapivat, is an activator of both wild-type and mutant pyruvate kinase, or PK, enzymes for the potential treatment of hemolytic anemias. Mitapivat is approved in the United States by the U.S. Food and Drug Administration, or FDA, under the brand name AQVESME™ for the treatment of anemia in adults with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia and in Saudi Arabia under the brand name PYRUKYND® for the treatment of adult patients with non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia. Mitapivat is also approved under the brand name PYRUKYND® in the United States by the FDA for the treatment of hemolytic anemia in adults with PK deficiency and in the European Union, or EU, and Great Britain for the treatment of PK deficiency in adults.
In December 2024, we announced that we submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, and a regulatory application to the United Arab Emirates health authorities for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia. In October 2025, we announced that the Committee for Medicinal Products for Human Use, or the CHMP, of the EMA adopted a positive opinion for the new indication for PYRUKYND® in adults for the treatment of anemia associated with transfusion-dependent and non-transfusion-dependent alpha- or beta-thalassemia. The European Commission is reviewing the CHMP’s opinion, with the final decision expected in early 2026.
We will have a pre-supplemental New Drug Application, or sNDA, meeting with the FDA in the first quarter of 2026 and intend to submit a U.S. marketing application for mitapivat in sickle cell disease, or SCD, following that engagement.
In addition, we are evaluating mitapivat for the treatment of pediatric patients with PK deficiency. We are also developing (i) tebapivat, a novel PK activator, for the potential treatment of lower-risk myelodysplastic syndromes, or LR MDS, and SCD; (ii) AG-181, our phenylalanine hydroxylase, or PAH, stabilizer for the potential treatment of phenylketonuria, or PKU; and (iii) AG-236, an siRNA in-licensed from Alnylam Pharmaceuticals, Inc., or Alnylam, targeting the transmembrane serine protease 6, or TMPRSS6, gene for the potential treatment of polycythemia vera, or PV.
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

Alnylam License Agreement
On July 28, 2023, we entered into a license agreement with Alnylam under which we acquired the rights to develop and commercialize Alnylam’s novel preclinical siRNA targeting the TMPRSS6 gene, which we refer to as AG-236, as a potential disease-modifying treatment for patients with PV.
In accordance with the license agreement, in the year ended December 31, 2023, we made an up-front payment to Alnylam and recognized in-process research and development of $17.5 million which was recorded in research and development expense within our consolidated statements of operations and classified as investing activities within our consolidated statements of cash flows. We will also pay Alnylam for certain expenses associated with the development of AG-236, and these will be recorded in our consolidated statements of operations as incurred. Additionally, we are responsible to pay up to $130.0 million in potential development and regulatory milestones, in addition to sales milestones as well as tiered royalties on annual net sales, if any, of licensed products, which may be subject to specified reductions and offsets. In the year ended December 31, 2025, we achieved a regulatory milestone that triggered a $10.0 million payment to Alnylam, which was recorded in research and development expense within our consolidated statements of operations and classified as investing activities within our consolidated statements of cash flows.
Sale of Oncology Business to Servier and Sale of Contingent Payments
On March 31, 2021, we completed the sale of our oncology business to Servier Pharmaceuticals, LLC, or Servier. The transaction included the sale of our entire oncology business, including our clinical-stage product candidate vorasidenib, for a payment of approximately $1.8 billion in cash at the closing, subject to certain adjustments, and a payment of $200.0 million in cash, if, prior to January 1, 2027, vorasidenib is granted new drug application, or NDA, approval from the FDA with an approved label that permits vorasidenib’s use as a single agent for the adjuvant treatment of patients with Grade 2 glioma that have an isocitrate dehydrogenase, or IDH, 1 or 2 mutation (and, to the extent required by such approval, the vorasidenib companion diagnostic test is granted an FDA premarket approval), or the Vorasidenib Milestone Payment, and a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity, or the Vorasidenib Royalty Rights. The Vorasidenib Milestone Payment and Vorasidenib Royalty Rights are referred to as contingent payments and recognized as income when realizable.
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
Liquidity
As of December 31, 2025, we had cash, cash equivalents and marketable securities of $1.2 billion. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities to be sufficient to fund current operations for at least the next twelve months from the issuance of the financial statements. If we are unable to raise additional funds through equity or debt financings, we may be required to delay, limit, reduce or terminate product development or future commercialization efforts, or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
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
Accounts receivable, net
Our trade accounts receivable arise from product sales and represent amounts due from specialty distributors and specialty pharmacy providers in the U.S. and our distribution partners outside the U.S. We monitor the financial performance and creditworthiness of our customers so that we can properly assess and respond to changes in their credit profile. We reserve against these receivables for estimated losses that may arise from a customer’s inability to pay. Amounts determined to be uncollectible are charged or written-off against the reserve.

Inventory
Inventory is stated at the lower of cost or estimated net realizable value on a first-in, first-out basis. Prior to the regulatory approval of our product candidates, we incur expenses for the manufacture of drug product that could potentially be available to support the commercial launch of those products. Until the date at which regulatory approval has been received or is otherwise considered probable, we record all such costs as research and development expenses. Upon approval of our wholly owned product, PYRUKYND®, by the FDA on February 17, 2022 for the treatment of hemolytic anemia in adults with PK deficiency in the United States, we began to capitalize inventories of PYRUKYND®. Additionally, upon approval of our wholly owned product, AQVESME™, by the FDA on December 23, 2025 for the treatment of anemia in adults with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia in the United States, we began to capitalize inventories of AQVESME™.

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
Product Revenue
We generate product revenue from sales of PYRUKYND® in the United States to a limited number of specialty distributors and specialty pharmacy providers, and to Avanzanite and NewBridge outside of the United States, or collectively, the Customers. These Customers subsequently resell PYRUKYND® to pharmacies or dispense PYRUKYND® directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of PYRUKYND®.

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
Cost of sales
Cost of sales consists primarily of manufacturing costs for sales of PYRUKYND®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of PYRUKYND® recorded during the years ended December 31, 2025, 2024 and 2023 were expensed prior to February 17, 2022 and, therefore, are not included in costs of sales during the years ended December 31, 2025, 2024 and 2023. The amounts excluded from cost of sales were not significant during the years ended December 31, 2025, 2024 and 2023.
Inventories are reviewed periodically to identify excess or obsolete inventory based on projected sales activity as well as product shelf-life. Expired inventory is disposed of, and the related costs are recognized as cost of sales in our consolidated statements of operations, when, based on the expiry date, we do not believe we are able to sell the inventory. We have not reserved for excess or obsolete inventory during the years ended December 31, 2025 and 2024.
Marketable securities
Marketable securities at December 31, 2025 and 2024 consisted of investments in corporate debt securities, U.S. Treasuries, government securities, and certificates of deposit. We determine the appropriate classification of the securities at the time they are acquired and evaluate the appropriateness of such classifications at each balance sheet date. We classify our marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets and statements of stockholders’ equity and a component of total comprehensive (loss) income in the consolidated statements of comprehensive (loss) income, until realized. Realized gains and losses are included in interest income, net on a specific-identification basis.
At December 31, 2025 and 2024, we held both current and non-current investments. Investments classified as current are those that: (i) have a maturity of less than one year, or (ii) have a maturity of greater than one year but we intend to liquidate within the next twelve months. Investments classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) we do not intend to liquidate within the next one year, although these funds are available for use and therefore classified as available-for-sale.
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
Our financial assets, which include cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2025 or 2024. Fair value information for these assets, including their classification in the fair value hierarchy is included in Note 3, Fair Value Measurements.
There have been no changes to the valuation methods during the years ended December 31, 2025 and 2024. We evaluate transfers between levels at the end of each reporting period.
The carrying amounts of prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities.
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

Impairment of long-lived assets
We periodically evaluate our long-lived assets for potential impairment in accordance with ASC 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on the undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. We did not recognize any impairment charges through December 31, 2025.
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
Comprehensive (loss) income
Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances, and currently consists of net (loss) income and unrealized gains and losses on available-for-sale securities. Accumulated other comprehensive income (loss) consists entirely of unrealized gains and losses from available-for-sale securities as of December 31, 2025 and 2024.
Net (loss) income per share
Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net (loss) income per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net (loss) income per share calculation, stock options, restricted stock units, or RSUs, and performance-based stock units, or PSUs, for which the performance and market vesting conditions, respectively, have been deemed probable, and the Amended and Restated 2013 Employee Stock Purchase Plan shares are considered to be common stock equivalents, while PSUs with performance and market vesting conditions, respectively, that were not deemed probable as of December 31, 2025 are not considered to be common stock equivalents.
We utilize the control number concept in the computation of diluted earnings per share to determine whether potential common stock equivalents are dilutive. The control number used is net (loss) income from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories. Since we had a net loss for the years ended December 31, 2025 and 2023, no dilutive effect was recognized in the calculation of loss per share and basic and diluted net loss per share was the same for those periods.
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
Treasury stock
Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Repurchases of our common stock are accounted for as of the settlement date, and are held as treasury stock until they are retired or re-issued. There were no repurchases, retirements or re-issuances of treasury stock during the years ended December 31, 2025 and 2024.
Recent accounting pronouncements
In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures, to expand the disclosure requirements for income taxes. Upon adoption, companies will be required to disclose additional specified categories in the rate reconciliation. Companies will also be required to disclose the amount of income taxes paid disaggregated by jurisdiction, among other disclosure requirements. The standard is effective for annual periods beginning after December 15, 2024, and can be applied either prospectively or retrospectively. We adopted the standard during our 2025 annual period and have included required disclosures in Note 11, Income Taxes.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to improve disclosures around an entity’s expenses. Upon adoption, companies will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the expense captions on the face of the income statement. The standard is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted, and can be applied either prospectively or retrospectively. We plan to adopt the standard in our 2027 annual period and are currently assessing its effect on our financial statement disclosures.
In September 2025, the FASB issued ASU No. 2025-07 Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The amendments provide for a new scope exception to the derivatives guidance for underlyings based on the operations or activities specific to one of the parties to the contract, and also clarifies that share-based noncash consideration received from a customer as consideration for the transfer of goods or services in a revenue contract is subject to the revenue guidance and not the financial instruments guidance unless and until the company’s right to receive or retain the share-based noncash consideration is unconditional as defined in the ASU. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. We plan to adopt the standard in the first quarter of 2026 and are currently assessing its effect on our consolidated financial statements.
Subsequent events
We considered events or transactions occurring after the balance sheet date, but prior to the issuance of the consolidated financial statements, for potential recognition or disclosure in our consolidated financial statements. All significant subsequent events have been properly disclosed in the consolidated financial statements.
Note 3. Fair Value Measurements
The following table summarizes our cash equivalents and marketable securities measured at fair value and by level (as described in Note 2, Summary of Significant Accounting Policies) on a recurring basis as of December 31, 2025:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$47,496	$3,347	$—	$50,843
Total cash equivalents	47,496	3,347	—	50,843

Marketable securities:
Certificates of deposit	—	751	—	751
U.S. Treasuries	—	296,213	—	296,213
Government securities	—	164,816	—	164,816
Corporate debt securities	—	613,528	—	613,528
Total marketable securities	—	1,075,308	—	1,075,308
Total cash equivalents and marketable securities	$47,496	$1,078,655	$—	$1,126,151
We had no financial assets or liabilities that were classified as Level 3 at any point during the year ended December 31, 2025.

Note 4. Marketable Securities
Marketable securities at December 31, 2025 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$750	$1	$—	$751
U.S. Treasuries	165,365	463	—	165,828
Government securities	110,182	92	(6)	110,268
Corporate debt securities	487,786	673	(11)	488,448
Total Current	764,083	1,229	(17)	765,295

Non-current:
U.S. Treasuries	129,738	648	(1)	130,385
Government securities	54,527	31	(10)	54,548
Corporate debt securities	124,767	346	(33)	125,080
Total Non-current	309,032	1,025	(44)	310,013
Total marketable securities	$1,073,115	$2,254	$(61)	$1,075,308
Marketable securities at December 31, 2024 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$10,374	$11	$—	$10,385
U.S. Treasuries	173,465	153	(27)	173,591
Government securities	167,970	103	(75)	167,998
Corporate debt securities	465,427	321	(259)	465,489
Total Current	817,236	588	(361)	817,463

Non-current:
U.S. Treasuries	107,725	106	(303)	107,528
Government securities	112,175	3	(469)	111,709
Corporate debt securities	420,166	181	(1,263)	419,084
Total Non-current	640,066	290	(2,035)	638,321
Total marketable securities	$1,457,302	$878	$(2,396)	$1,455,784
There were no material realized gains or losses on marketable securities for the years ended December 31, 2025 and 2024.
At December 31, 2025 and 2024, we held 37 and 213 debt securities, respectively, that were in an unrealized loss position for less than one year. We did not record an allowance for credit losses as of December 31, 2025 and 2024 related to these securities. The aggregate fair value of debt securities in an unrealized loss position at December 31, 2025 and 2024 was $136.2 million and $768.1 million, respectively. There were no individual securities that were in a significant unrealized loss position as of December 31, 2025 and 2024. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We do not consider these marketable securities to be impaired as of December 31, 2025 and 2024.

Note 5. Inventory
Inventory, which consists of commercial supply of PYRUKYND® and AQVESME™, consisted of the following:

(In thousands)	December 31, 2025	December 31, 2024
Raw materials	$88	$89
Work-in-process	30,253	24,509
Finished goods	2,579	3,018
Total inventory	$32,920	$27,616
Note 6. Leases
Our building leases are comprised of office and laboratory space under non-cancelable operating leases. These lease agreements have remaining lease terms of two years and contain various clauses for renewal at our option. The renewal options were not included in the calculation of the operating lease assets and the operating lease liabilities as the renewal options are not reasonably certain of being exercised. The lease agreements do not contain residual value guarantees.
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
The components of lease expense and other information related to leases were as follows:

(In thousands)	2025	2024	2023
Operating lease costs	$15,227	$15,227	$15,227
Cash paid for amounts included in the measurement of operating lease liabilities	19,583	18,705	18,170
We have not entered into any material short-term leases or financing leases as of December 31, 2025.
In arriving at the operating lease liabilities as of December 31, 2025, we applied the weighted-average incremental borrowing rate of 5.7% from inception over a weighted-average remaining lease term of 2.2 years. In arriving at the operating lease liabilities as of December 31, 2024, we applied the weighted-average incremental borrowing rate of 5.7% over a weighted-average remaining lease term of 3.2 years.
As of December 31, 2025, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter, were as follows:

(In thousands)
2026	$18,511
2027	20,755
2028	3,479
Undiscounted minimum rental commitments	42,745
Interest	(2,538)
Total operating lease liabilities	$40,207
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
In May 2023, we entered into a long-term sublease agreement for 7,407 square feet of office space on the first floor of 64 Sidney Street, Cambridge, Massachusetts, which expired on July 31, 2025. In July 2025, we entered into a long-term sublease agreement with a new tenant for the same space, which began in November 2025 with the term of the lease running through February 2028.
We recorded operating sublease income of $1.9 million and $6.4 million for the years ended December 31, 2025 and December 31, 2024, respectively, in other income, net in the consolidated statements of operations. We hold security deposits from our sublessee of approximately $0.1 million which is recorded within other non-current assets on our consolidated balance sheet.
As of December 31, 2025, the future minimum lease payments to be received under the long-term sublease agreement was as follows:

(In thousands)
2026	$386
2027	394
2028	67
Total	$847
Note 7. Accrued Expenses
Accrued expenses consisted of the following at December 31:

(In thousands)	2025	2024
Accrued compensation	$27,264	$29,935
Accrued research and development costs	12,081	10,548
Accrued professional fees	3,613	4,316
Accrued other	2,501	2,062
Total accrued expenses	$45,459	$46,861
Note 8. Product Revenue
We generate product revenue from sales of PYRUKYND® in the United States to a limited number of specialty distributors and specialty pharmacy providers, and to Avanzanite and NewBridge outside of the United States, or collectively, the Customers. These Customers subsequently resell PYRUKYND® to pharmacies or dispense PYRUKYND® directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of PYRUKYND®.
The performance obligation related to the sale of PYRUKYND® is satisfied and revenue is recognized when the Customer obtains control of the product, which occurs at a point in time, typically upon delivery to the Customer.
Product revenue, net, was as follows for the years ended December 31:

(In thousands)	2025	2024	2023
Product revenue, net
United States	$49,170	$36,395	$26,823
Rest of world	4,858	103	—
Total product revenue, net	$54,028	$36,498	$26,823
One Customer accounted for 89%, 95% and 96% of our consolidated revenues for the years ended December 31, 2025, 2024 and 2023, respectively, and 55% and 92% of accounts receivable from product sales for the years ended December 31, 2025 and 2024, respectively.
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

The following tables summarize balances and activity in each of the product revenue allowance and reserve categories for the years ended December 31, 2025 and December 31, 2024:

(In thousands)	Contractual Adjustments	Government Rebates	Returns	Total
Balance at December 31, 2024	$253	$1,354	$489	$2,096
Current provisions relating to sales in the current year	1,422	2,917	557	4,896
Adjustments relating to prior years	(51)	(892)	—	(943)
Payments/returns relating to sales in the current year	(1,240)	(1,643)	—	(2,883)
Payments/returns relating to sales in the prior years	(202)	(462)	(6)	(670)
Balance at December 31, 2025	$182	$1,274	$1,040	$2,496

(In thousands)	Contractual Adjustments	Government Rebates	Returns	Total
Balance at December 31, 2023	$156	$1,084	$232	$1,472
Current provisions relating to sales in the current year	1,300	2,593	399	4,292
Adjustments relating to prior years	(39)	(711)	(45)	(795)
Payments/returns relating to sales in the current year	(1,079)	(1,239)	—	(2,318)
Payments/returns relating to sales in the prior years	(85)	(373)	(97)	(555)
Balance at December 31, 2024	$253	$1,354	$489	$2,096
Total revenue-related reserves above, included in our consolidated balance sheets, are summarized as follows:

(In thousands)	December 31, 2025	December 31, 2024
Reduction of accounts receivable	$174	$124
Component of accrued expenses	2,322	1,972
Total revenue-related reserves	$2,496	$2,096
The following table presents changes in our contract assets, which consisted of accounts receivable, net:

(In thousands)	December 31, 2025	December 31, 2024
Beginning balance	$4,109	$2,810
Additions (1)	58,011	39,973
Deductions (1)	(51,543)	(38,674)
Ending balance	$10,577	$4,109
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
As of December 31, 2025, the maximum number of shares reserved under the 2013 Plan, the 2023 Plan and the inducement grants described above was 12,332,999, and we had 3,835,495 shares available for future issuance under the 2023 Plan.
Stock options
The following table summarizes the stock option activity of all stock incentive plans for the year ended December 31, 2025:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	5,834,256	$43.48	6.21	$11,911
Granted	971,460	33.75
Exercised	(168,174)	30.99
Cancelled/Forfeited	(272,912)	46.06
Expired	(251,567)	105.27
Outstanding at December 31, 2025	6,113,063	$39.62	6.08	$2,053
Exercisable at December 31, 2025	4,300,729	$42.66	5.07	$1,663
Vested and expected to vest at December 31, 2025	6,113,063	$39.62	6.08	$2,053
The weighted-average grant date fair value of options granted was $18.68, $18.92 and $14.32 during the years ended December 31, 2025, 2024 and 2023, respectively. The total intrinsic value of options exercised was $1.6 million, $3.3 million and $2.9 million during the years ended December 31, 2025, 2024 and 2023, respectively.
At December 31, 2025, the total unrecognized compensation expense related to unvested stock option awards was $27.3 million, which we expect to recognize over a weighted-average period of approximately 2.36 years.
Restricted stock units
Upon vesting, each RSU entitles the holder to receive a specified number of shares of our common stock. The following table presents RSU activity for the year ended December 31, 2025:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2024	1,818,563	$30.31
Granted	1,181,710	33.41
Vested	(830,795)	30.41
Forfeited	(162,015)	31.10
Unvested shares at December 31, 2025	2,007,463	$32.03
As of December 31, 2025, there was approximately $39.3 million of total unrecognized compensation expense related to RSUs, which we expect to be recognized over a weighted-average period of 1.79 years.

Performance-based stock units
At the achievement of the performance-based and service-based vesting criteria, each PSU entitles the holder to receive a specified number of shares of our common stock. The following table presents PSU activity for the year ended December 31, 2025:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2024	374,583	$29.45
Granted	185,450	33.25
Vested	(160,055)	26.40
Forfeited	(23,000)	30.38
Unvested shares at December 31, 2025	376,978	$32.55
Stock-based compensation expense associated with these PSUs is recognized if the underlying performance condition is considered probable of achievement using our management’s best estimates. As of December 31, 2025, there was no unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered probable of achievement that we expect to recognize. There was $12.3 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered not probable of achievement.
Amended and Restated 2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 ESPP, which was further amended and restated by our Board of Directors in December 2024. We issued 133,283 shares and 102,805 shares during the years ended December 31, 2025 and 2024, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 2,363,636 shares of our common stock. As of December 31, 2025, we had 1,449,951 shares available for future issuance under the 2013 ESPP.
Stock-based compensation expense
During the years ended December 31, 2025, 2024 and 2023, we recorded stock-based compensation expense for employee and non-employee stock options, RSUs, PSUs, and ESPP shares. Stock-based compensation expense by award type included within the consolidated statements of operations is as follows:

(In thousands)	2025	2024	2023
Stock options	$18,128	$17,519	$17,163
Restricted stock units	28,818	23,553	19,367
Performance-based stock units	4,226	750	7,368
Employee Stock Purchase Plan	1,380	1,025	868
Total stock-based compensation expense	$52,552	$42,847	$44,766
Expenses related to equity-based awards were allocated as follows in the consolidated statements of operations:

(In thousands)	2025	2024	2023
Research and development expense	$20,568	$16,910	$17,064
Selling, general and administrative expense	31,984	25,937	27,702
Total stock-based compensation expense	$52,552	$42,847	$44,766
No related tax benefits were recognized for the years ended December 31, 2025, 2024 and 2023.

The fair value of each stock option granted to employees and non-employees is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used in calculating the grant date fair value of the awards:

	2025	2024	2023
Risk-free interest rate	4.03%	4.15%	4.05%
Expected dividend yield	—	—	—
Expected term (in years)	6.00	6.02	5.99
Expected volatility	54.18%	53.32%	54.26%
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
Note 10. Net (Loss) Income per Share
Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net (loss) income per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net (loss) income per share calculation, stock options, RSUs and PSUs for which the performance and market vesting conditions, respectively, have been deemed probable, and 2013 ESPP shares are considered to be common stock equivalents, while PSUs with performance and market vesting conditions, respectively, that were not deemed probable as of December 31, 2025 are not considered to be common stock equivalents.
We utilize the control number concept in the computation of diluted earnings per share to determine whether potential common stock equivalents are dilutive. The control number used is net (loss) income from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories. Since we had a net loss for the years ended December 31, 2025 and 2023, no dilutive effect was recognized in the calculation of loss per share, and basic and diluted net loss per share was the same for those periods.

The following is a reconciliation of basic weighted-average number of common shares used in computing net (loss) income per share to diluted weighted-average number of common shares used in computing net (loss) income per share for the periods indicated:

	Years ended December 31,
	2025	2024	2023
Basic shares	57,972,004	56,807,415	55,651,487
Effect of dilutive securities
Stock options	—	336,446	—
Restricted stock units	—	732,925	—
Performance-based stock units	—	8,845	—
Employee stock purchase plan shares	—	3,624	—
Diluted shares	57,972,004	57,889,255	55,651,487
The following common stock equivalents were excluded from the calculation of diluted net (loss) income per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Years ended December 31,
	2025	2024	2023
Stock options	6,113,063	3,926,330	5,263,681
Restricted stock units	2,007,463	95,679	1,346,701
Performance-based stock units	—	—	145,023
Employee Stock Purchase Plan shares	51,318	3,987	48,713
Total	8,171,844	4,025,996	6,804,118
Note 11. Income Taxes
The domestic and foreign components of (loss) income before income taxes are as follows:

(In thousands)	2025	2024	2023
Domestic	$(413,806)	$717,967	$(352,085)
Foreign	9	2	(3)
Total	$(413,797)	$717,969	$(352,088)
As further described in Note 2, Summary of Significant Accounting Policies, we have elected to prospectively adopt the guidance in ASU 2023-09. The following table is a reconciliation of our effective income tax rate to the statutory federal income tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09:

(In thousands, except percentages)	Year Ended December 31, 2025
	Rate	Tax
At U.S. federal statutory rate	21.0%	$(86,897)
State taxes, net of federal effect	—%	(153)
Tax credits
Research and development costs	1.5%	(6,225)
Orphan drug credit	2.3%	(9,654)
Changes in valuation allowances	(23.0)%	95,035
Nontaxable or nondeductible items
Stock compensation	(1.7)%	7,149
Other items	(0.1)%	592
Other adjustments
Other items	0.2%	(863)
Effective income tax rate	0.2%	$(1,016)

The following table is a reconciliation of our effective income tax rate to the statutory federal income tax rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09:

	2024	2023
Federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	1.6%	1.9%
Change in valuation allowance	(14.5)%	(23.8)%
General business credits and other credits	(2.6)%	4.2%
Permanent differences and other adjustments	0.6%	(2.8)%
Stock based compensation	0.1%	(0.5)%
Total	6.2%	—%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities for the years ended December 31, 2025 and 2024 are as follows:

(In thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$134,116	$26,492
Tax credit carryforwards	103,912	83,994
Purchased intangible assets	13,301	12,713
Stock-based compensation	18,381	21,090
Operating lease liability	8,782	13,023
Non-deductible accruals and reserves, including inventory	8,633	8,635
Section 174 R&D expense	86,409	121,530
Total deferred tax assets	373,534	287,477
Depreciation and amortization	(418)	(1,193)
Operating lease right of use asset	(7,493)	(10,713)
Less: valuation allowance	(365,623)	(275,571)
Net deferred taxes	$—	$—
On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was enacted. The legislation includes several changes to the U.S. federal corporate income tax law, among other things, reinstating 100% bonus depreciation on qualified fixed assets, immediate expensing of domestic research and development expenditures, and favorable rules for determining the limitation on business interest expense. These changes were retroactively enacted for tax years beginning after December 31, 2024 with certain provisions effective after January 19, 2025 and were reflected in the income tax provision for the year ended December 31, 2025. The provisions of the OBBBA did not have a material impact on the effective income tax rate.
As of December 31, 2025, we had net operating loss carryforwards, or NOLs, available to reduce federal, state and foreign income taxes of approximately $515.8 million, $394.1 million and $38.0 million, respectively. The federal NOLs will be carried forward indefinitely and could be used to offset up to 80% of taxable income in all other future years. State NOLs will begin expiring in varying amounts through 2045 unless utilized. At December 31, 2025, we also had available research and development tax credits for federal and state income tax purposes of approximately $32.1 million and $31.2 million, respectively. If not utilized, the credits begin to expire in 2040 and 2028 for federal and state income tax purposes, respectively. Additionally, we engaged in clinical testing activities and incurred expenses that qualify for the federal orphan drug tax credit. At December 31, 2025, we had available orphan drug tax credits for federal purposes only of approximately $47.1 million. If not utilized, these orphan drug credits begin to expire in 2040.
As provided by Section 382 of the Internal Revenue Code of 1986, or Section 382, and similar state provisions, utilization of NOLs and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations that have previously occurred or that could occur in the future. Ownership changes may limit the amount of NOLs and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of five percent stockholders in the stock of a corporation by more than 50 percent in the aggregate over a three year period. We completed a review of our changes in ownership through December 31, 2025 and determined that transactions have resulted in no ownership changes during the year ended December 31, 2025, as defined by Section 382. The impact of the historical ownership changes has been reflected in our deferred tax assets in the table above.
As required by ASC 740, we have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on the weight of available evidence, both positive and negative, we recorded a valuation allowance of $365.6 million and $275.6 million as of December 31, 2025 and December 31, 2024, respectively, because we have determined that it is more likely than not that these assets will not be fully realized. The valuation allowance increased by $90.1 million for the year ended December 31, 2025 and decreased by $104.1 million for the year ended December 31, 2024. The increase for the year ended December 31, 2025 is primarily due to Section 174 R&D domestic expense and the decrease for the year ended December 31, 2024 relates primarily to the utilization of tax attributes to offset taxable income.
The following table presents our change in valuation allowance for the years ended December 31, 2025 and, 2024:

(In thousands)	2025	2024
Valuation allowance at the beginning of the year	$275,571	$379,660
Increase (decrease) for the current period	90,052	(104,089)
Valuation allowance at the end of the year	$365,623	$275,571
As of December 31, 2025, the unremitted earnings of our foreign subsidiaries are not material. We have not provided for U.S. income taxes or foreign withholding taxes on these earnings as it is our current intention to permanently reinvest these earnings outside the U.S. The tax liability on these earnings is also not material. Events that could trigger a tax liability include, but are not limited to, distributions, reorganizations or restructurings and/or tax law changes.
We apply the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. Our reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by us in our tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit.
The following table presents our unrecognized tax benefits activity for the years ended December 31, 2025 and 2024:

(In thousands)	2025	2024
Unrecognized tax benefits at the beginning of the year	$31,591	$28,578
Gross increases - current period tax positions	2,871	3,013
Gross increases - prior period tax positions	1,327	—
Unrecognized tax benefits at the end of the year	$35,789	$31,591
We will recognize interest and penalties related to uncertain tax positions above the line as an expense to continuing operations. As of December 31, 2025 and 2024, we had no accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized. If all of our unrecognized tax benefits as of December 31, 2025 were to become recognizable in the future, we would record $35.8 million of unrecognized tax benefits. The uncertain tax position does not impact our effective income tax rate due to the full valuation allowance.
We are subject to taxation in the United States, Switzerland, Netherlands, Germany, Italy and France. The statute of limitations for assessment by the IRS and state tax authorities is open for tax years ending December 31, 2025, 2024, 2023, 2022 and 2021, although carryforward attributes that were generated for tax years prior to 2021 may still be adjusted upon examination by the IRS or state tax authorities if they either have been, or will be, used in a future period. The statute of limitations for assessments in Switzerland, the Netherlands and Italy remains open for tax years ending December 31, 2025, 2024, 2023, 2022 and 2021. Our subsidiary in Germany has statute of limitations for assessments open are for the tax years ending December 31, 2025, 2024, 2023, and 2022, and our subsidiary in France has statute of limitations for assessments for the tax years ending December 31, 2025, 2024, and 2023. There are currently no federal, state or foreign audits in progress.
As of December 31, 2025 we had an income tax receivable of $0.2 million, which is recorded within prepaid expenses and other current assets in our consolidated balance sheets, and as of December 31, 2024 we had an income tax payable of $0.9 million.

Note 12. Property and Equipment, net
Property and equipment, net consisted of the following at December 31:

(In thousands)	2025	2024
Laboratory equipment	$17,567	$17,529
Computer equipment and software	7,284	6,454
Leasehold improvements	37,519	37,519
Furniture and fixtures	3,454	3,454
Office equipment	2,319	2,319
Construction in progress	2,747	897
Total property and equipment	70,890	68,172
Less: accumulated depreciation	(60,115)	(56,497)
Total property and equipment, net	$10,775	$11,675
Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $5.2 million, $5.7 million and $6.6 million, respectively.
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
Note 15. Defined Contribution Benefit Plan
We sponsor a 401(k) retirement plan, in which substantially all our full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. We make matching contributions equal to 100% of the employee’s contributions, subject to a maximum of 4% of eligible compensation.
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
Our CEO manages and allocates resources to the operations of our company on a total company basis by assessing the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with our long-term company-wide strategic goals. In making these decisions, our CEO uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM performs this assessment based on our consolidated net (loss) income. Through this analysis, the CODM assesses performance by comparing actual consolidated net (loss) income versus the budget, and then decides how to allocate resources to invest in our research and development programs. The measure of segment assets is reported on the consolidated balance sheets as total assets.

The following table contains additional information on our consolidated revenue and net (loss) income, including significant segment expenses:

(In thousands) Years Ended December 31:	2025	2024	2023
Product revenue, net - U.S.	$49,170	$36,395	$26,823
Product revenue, net - Rest of world	4,858	103	—
PK activator (PYRUKYND®/AQVESME™) direct expenses - research and development	(108,087)	(112,720)	(101,322)
Compensation and related expenses - research and development	(121,645)	(114,618)	(108,484)
Total selling, general and administrative expenses	(180,280)	(156,784)	(119,903)
Gain on sale of contingent payments	—	889,136	—
Milestone payment from gain on sale of oncology business	—	200,000	—
Other segment items*	(56,797)	(67,787)	(49,202)
Net (loss) income	$(412,781)	$673,725	$(352,088)
*Other segment items primarily include cost of sales, other research and development expenses, interest income and income taxes.