Form 10-Q
period 2026-03-31
AGIOS PHARMACEUTICALS, INC.
filed 2026-04-29
CIK 1439222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 24, 2026: 59,471,609

Available Information about Agios Pharmaceuticals, Inc.
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
We may also disclose information to the public concerning our business, products and product candidates and other items through a variety of disclosure channels in order to achieve broad, non-exclusionary distribution of information to the public, including press releases, SEC filings and public conference calls and webcasts. Some of the information distributed through these disclosure channels may be considered material information. Investors and others are encouraged to review the information we make public through our disclosure channels.
Investors and others should note that Agios plans to use its website (www.agios.com) as a distribution channel to announce and give notice of Agios’ upcoming events and presentations (including, but not limited to, presentations at medical or healthcare conferences). Such information, which may be deemed material, will be available on the “Investors” section of the Company’s website under the “Events & Presentations” tab. Investors and others are encouraged to monitor the website and review such information Agios makes public through the website. In addition, you may sign up to automatically receive email alerts about Agios’ upcoming events and presentations (“Calendar Alerts”) by visiting the “Email Alerts” option under the “IR Resources” tab of the “Investors” section of the Company’s website and submitting your email address.
The Company’s website, and the contents thereof, are not incorporated by reference into this Quarterly Report on Form 10-Q nor deemed filed with the SEC.

AGIOS PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)
AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$113,600	$89,130
Marketable securities	623,438	765,295
Accounts receivable, net	16,132	10,577
Inventory	35,087	32,920
Prepaid expenses and other current assets	46,586	44,130
Total current assets	834,843	942,052
Marketable securities	308,454	310,013
Operating lease assets	27,196	30,454
Property and equipment, net	10,566	10,775
Other non-current assets	3,931	3,931
Total assets	$1,184,990	$1,297,225
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,747	$18,355
Accrued expenses	26,293	45,459
Operating lease liabilities	18,805	18,392
Total current liabilities	58,845	82,206
Operating lease liabilities, net of current portion	16,940	21,815
Other non-current liabilities	90	90
Total liabilities	75,875	104,111
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 75,557,749 shares issued and 59,341,338 outstanding at March 31, 2026, and 74,665,003 shares issued and 58,448,592 outstanding at December 31, 2025	76	75
Additional paid-in capital	2,572,655	2,555,037
Accumulated other comprehensive (loss) income	(314)	2,193
Accumulated deficit	(660,816)	(561,705)
Treasury stock, at cost (16,216,411 shares at March 31, 2026 and December 31, 2025)	(802,486)	(802,486)
Total stockholders’ equity	1,109,115	1,193,114
Total liabilities and stockholders’ equity	$1,184,990	$1,297,225
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2026	2025
Revenues:
Product revenue, net	$20,746	$8,726
Total revenue	20,746	8,726
Operating expenses:
Cost of sales	$1,319	$1,085
Research and development	81,148	72,743
Selling, general and administrative	48,304	41,527
Total operating expenses	130,771	115,355
Loss from operations	(110,025)	(106,629)
Interest income, net	10,795	16,087
Other income, net	119	1,253
Net loss	$(99,111)	$(89,289)
Net loss per share - basic and diluted	$(1.69)	$(1.55)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	58,782,241	57,459,195
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2026	2025
Net loss	$(99,111)	$(89,289)
Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale securities	(2,507)	1,883
Comprehensive loss	$(101,618)	$(87,406)
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2025	74,665,003	$75	$2,555,037	$2,193	$(561,705)	(16,216,411)	$(802,486)	$1,193,114
Unrealized loss on available-for-sale securities	—	—	—	(2,507)	—	—	—	(2,507)
Common stock issued under stock incentive plan and ESPP	892,746	1	2,077	—	—	—	—	2,078
Stock-based compensation expense	—	—	15,541	—	—	—	—	15,541
Net loss	—	—	—	—	(99,111)	—	—	(99,111)
Balance at March 31, 2026	75,557,749	$76	$2,572,655	$(314)	$(660,816)	(16,216,411)	$(802,486)	$1,109,115

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2024	73,372,696	$73	$2,493,811	$(1,518)	$(148,924)	(16,216,411)	$(802,486)	$1,540,956
Unrealized gain on available-for-sale securities	—	—	—	1,883	—	—	—	1,883
Common stock issued under stock incentive plan and ESPP	730,496	1	1,618	—	—	—	—	1,619
Stock-based compensation expense	—	—	11,359	—	—	—	—	11,359
Net loss	—	—	—	—	(89,289)	—	—	(89,289)
Balance at March 31, 2025	74,103,192	$74	$2,506,788	$365	$(238,213)	(16,216,411)	$(802,486)	$1,466,528
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2026	2025
Operating activities
Net loss	$(99,111)	$(89,289)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	1,363	1,278
Stock-based compensation expense	15,541	11,359
Net accretion of discount on marketable securities	(1,144)	(1,348)
Non-cash operating lease expense	3,258	3,018
Realized gain on investments	(28)	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,555)	765
Inventory	(2,167)	(1,989)
Prepaid expenses and other current and non-current assets	(2,456)	(2,124)
Accounts payable	(4,993)	(2,821)
Accrued expenses and other current liabilities	(19,166)	(26,100)
Income taxes payable	—	(188)
Operating lease liabilities	(4,462)	(4,048)
Net cash used in operating activities	(118,920)	(111,489)
Investing activities
Purchases of marketable securities	(148,182)	(174,903)
Proceeds from maturities and sales of marketable securities	290,263	288,256
Purchases of property and equipment	(769)	(766)
Net cash provided by investing activities	141,312	112,587
Financing activities
Net proceeds from stock option exercises and employee stock purchase plan	2,078	1,619
Net cash provided by financing activities	2,078	1,619
Net change in cash and cash equivalents	24,470	2,717
Cash and cash equivalents at beginning of the period	89,130	76,247
Cash and cash equivalents at end of the period	$113,600	$78,964

Supplemental disclosure of non-cash investing and financing transactions
Additions to property and equipment in accounts payable	$668	$221
Exchanges of marketable securities	$2,229	$—
Net cash taxes paid	$4	$188

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Overview and Basis of Presentation
Note Regarding Certain References in this Quarterly Report on Form 10-Q
Throughout this Quarterly Report on Form 10-Q,“Agios,” “the Company,” “we,” “us,” and “our,” and similar expressions, except where the context requires otherwise, refer to Agios Pharmaceuticals, Inc. and its consolidated subsidiaries, and “our Board of Directors” refers to the board of directors of Agios Pharmaceuticals, Inc.
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
Overview
We are a commercial-stage biopharmaceutical company dedicated to redefining the future of rare disease treatment. Fueled by connections, we build trusted partnerships with communities, collaborating to develop and deliver innovative medicines that have the potential to transform lives. With a foundation in hematology, we combine biological expertise with real-world insights to advance a growing pipeline of rare disease medicines that reflect the priorities of the people we serve. We are located in Cambridge, Massachusetts.
The lead product candidate in our portfolio, mitapivat, is an activator of both wild-type and mutant pyruvate kinase, or PK, enzymes for the potential treatment of hemolytic anemias. Mitapivat is approved in the United States by the U.S. Food and Drug Administration, or FDA, under the brand name AQVESME™ for the treatment of anemia in adults with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia and in Saudi Arabia and the United Arab Emirates under the brand name PYRUKYND® for the treatment of adult patients with non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia. Mitapivat is also approved under the brand name PYRUKYND® in the United States by the FDA for the treatment of hemolytic anemia in adults with PK deficiency and in the European Union, or EU, and Great Britain for the treatment of PK deficiency in adults.
In December 2024, we announced that we submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia. In October 2025, we announced that the Committee for Medicinal Products for Human Use, or the CHMP, of the EMA adopted a positive opinion for the new indication for PYRUKYND® in adults for the treatment of anemia associated with transfusion-dependent and non-transfusion-dependent alpha- or beta-thalassemia. The European Commission is reviewing the CHMP’s opinion, with the final decision expected in the first half of 2026.
In the first quarter of 2026, we presented data from the phase 2 and phase 3 portions of the RISE UP study of PYRUKYND® in adults with sickle cell disease, or SCD, in a pre-supplemental New Drug Application meeting with the FDA. Based on the FDA’s recommendation, we submitted our proposal to the FDA for a confirmatory clinical trial to support U.S. accelerated approval of mitapivat in SCD. The proposal incorporates a primary endpoint that is different from the endpoints in the RISE UP studies and is informed by both analyses of RISE UP data and discussions with the FDA. We intend to submit a supplemental New Drug Application, or sNDA, for mitapivat for SCD in the second quarter of 2026.
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

Sale of Oncology Business to Servier and Sale of Contingent Payments
In March 2021, we completed the sale of our oncology business to Servier Pharmaceuticals, LLC, or Servier. The transaction included the sale of our entire oncology business, including our clinical-stage product candidate vorasidenib, and included a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity, or the Vorasidenib Royalty Rights. The Vorasidenib Royalty Rights are referred to as contingent payments and recognized as income when realizable.
In May 2024, we entered into a purchase and sale agreement to sell the Vorasidenib Royalty Rights to Royalty Pharma Investments 2019 ICAV, or Royalty Pharma. The sale was contingent upon FDA approval of vorasidenib and other customary closing conditions.
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
Basis of Presentation
The condensed consolidated balance sheet as of March 31, 2026, the condensed consolidated statements of operations, comprehensive loss and stockholders' equity for the three months ended March 31, 2026 and 2025, and the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of March 31, 2026, our results of operations and stockholders' equity for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period. The condensed consolidated balance sheet data as of December 31, 2025 was derived from our audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 that was filed with the Securities and Exchange Commission, or SEC, on February 12, 2026.
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
Liquidity
As of March 31, 2026, we had cash, cash equivalents and marketable securities of $1.0 billion. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities to be sufficient to fund current operations for at least the next twelve months from the issuance of the financial statements. If we are unable to raise additional funds through equity or debt financings, we may be required to delay, limit, reduce or terminate product development or future commercialization efforts, or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

2. Summary of Significant Accounting Policies
There have been no material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to improve disclosures around an entity’s expenses. Upon adoption, companies will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the expense captions on the face of the income statement. The standard is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted, and can be applied either prospectively or retrospectively. We plan to adopt the standard in our 2027 annual period and are currently assessing its effect on our financial statement disclosures.
In September 2025, the FASB issued ASU No. 2025-07 Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The amendments provide for a new scope exception to the derivatives guidance for underlyings based on the operations or activities specific to one of the parties to the contract, and also clarifies that share-based noncash consideration received from a customer as consideration for the transfer of goods or services in a revenue contract is subject to the revenue guidance and not the financial instruments guidance unless and until the company’s right to receive or retain the share-based noncash consideration is unconditional as defined in the ASU. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. We adopted the standard prospectively in the first quarter of 2026 with no material impact to our business, financial condition or results of operations.
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
The following table summarizes our cash equivalents and marketable securities measured at fair value and by level on a recurring basis as of March 31, 2026:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$59,402	$14,594	$—	$73,996
Total cash equivalents	59,402	14,594	—	73,996

Marketable securities:
Certificates of deposit	—	751	—	751
U.S. Treasuries	—	268,649	—	268,649
Government securities	—	151,530	—	151,530
Corporate debt securities	—	510,962	—	510,962
Total marketable securities	—	931,892	—	931,892
Total cash equivalents and marketable securities	$59,402	$946,486	$—	$1,005,888
Cash equivalents and marketable securities have been initially valued at the transaction price and are subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2026.

There have been no changes to the valuation methods during the three months ended March 31, 2026, and we had no financial assets or liabilities that were classified as Level 3 at any point during the three months ended March 31, 2026.
4. Marketable Securities
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and are recorded at fair value. Unrealized gains and losses are included as a component of accumulated other comprehensive (loss) income in the condensed consolidated balance sheets and statements of stockholders’ equity, and a component of total comprehensive loss in the condensed consolidated statements of comprehensive loss, until realized. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the condensed consolidated balance sheets with a corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive income, net of taxes. Realized gains and losses are included in investment income on a specific-identification basis. There were no material realized gains or losses on marketable securities for the three months ended March 31, 2026 or 2025.
Marketable securities at March 31, 2026 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$750	$1	$—	$751
U.S. Treasuries	133,836	253	(1)	134,088
Government securities	92,178	29	(21)	92,186
Corporate debt securities	396,408	222	(217)	396,413
Total current	623,172	505	(239)	623,438

Non-current:
U.S. Treasuries	134,797	109	(345)	134,561
Government securities	59,414	19	(89)	59,344
Corporate debt securities	114,823	90	(364)	114,549
Total non-current	309,034	218	(798)	308,454
Total marketable securities	$932,206	$723	$(1,037)	$931,892
Marketable securities at December 31, 2025 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$750	$1	$—	$751
U.S. Treasuries	165,365	463	—	165,828
Government securities	110,182	92	(6)	110,268
Corporate debt securities	487,786	673	(11)	488,448
Total current	764,083	1,229	(17)	765,295

Non-current:
U.S. Treasuries	129,738	648	(1)	130,385
Government securities	54,527	31	(10)	54,548
Corporate debt securities	124,767	346	(33)	125,080
Total non-current	309,032	1,025	(44)	310,013
Total marketable securities	$1,073,115	$2,254	$(61)	$1,075,308
As of March 31, 2026 and December 31, 2025, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale.
As of March 31, 2026 and December 31, 2025, we held 112 and 37 debt securities, respectively, that were in an unrealized loss position for less than one year. We did not record an allowance for credit losses as of March 31, 2026 and December 31, 2025 related to these securities. The aggregate fair value of debt securities in an unrealized loss position at March 31, 2026 and December 31, 2025 was $461.4 million and $136.2 million, respectively. There were no individual securities that were in a significant unrealized loss position as of March 31, 2026 and December 31, 2025. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We do not consider these marketable securities to be impaired as of March 31, 2026 and December 31, 2025.
5. Inventory
Inventory, which consists of commercial supply of PYRUKYND® and AQVESME™, consisted of the following:

(In thousands)	March 31, 2026	December 31, 2025
Raw materials	$89	$88
Work-in-process	31,082	30,253
Finished goods	3,916	2,579
Total inventory	$35,087	$32,920
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
The components of lease expense and other information related to leases were as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Operating lease costs	$3,807	$3,807
Cash paid for amounts included in the measurement of operating lease liabilities	5,012	4,837
We have not entered into any material short-term leases or financing leases as of March 31, 2026.
In arriving at the operating lease liabilities as of March 31, 2026 and December 31, 2025, we applied the weighted-average incremental borrowing rate of 5.7% for both periods over a weighted-average remaining lease term of 1.9 and 2.2 years, respectively.
As of March 31, 2026, undiscounted minimum rental commitments under non-cancelable leases were as follows:

(In thousands)
Remaining 2026	$13,499
2027	20,755
2028	3,479
2029	—
Undiscounted minimum rental commitments	37,733
Interest	(1,988)
Operating lease liabilities	$35,745
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

We recorded operating sublease income of $0.1 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively, in other income, net in the condensed consolidated statements of operations. We hold security deposits from our sublessee of approximately $0.1 million which is recorded within other non-current assets on our condensed consolidated balance sheet.

As of March 31, 2026, the future minimum lease payments to be received under the long-term sublease agreements were as follows:

(In thousands)
Remaining 2026	$290
2027	394
2028	67
Total	$751
7. Accrued Expenses
Accrued expenses consisted of the following:

(In thousands)	March 31, 2026	December 31, 2025
Accrued compensation	$11,685	$27,264
Accrued research and development costs	8,519	12,081
Accrued professional fees	2,771	3,613
Accrued other	3,318	2,501
Total accrued expenses	$26,293	$45,459
8. Product Revenue
We generate product revenue from sales of PYRUKYND® and AQVESME™ in the United States to a limited number of specialty distributors and specialty pharmacy providers, and from sales of PYRUKYND® to Avanzanite and NewBridge outside of the United States, or collectively, the Customers. These Customers subsequently resell PYRUKYND® and AQVESME™ to pharmacies or dispense PYRUKYND® and AQVESME™ directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of PYRUKYND® and AQVESME™.
The performance obligation related to the sale of PYRUKYND® and AQVESME™ is satisfied and revenue is recognized when the Customer obtains control of the product, which occurs at a point in time, typically upon delivery to the Customer.
Product revenue, net, was as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Product revenue, net
United States	$18,851	$8,726
Rest of world	1,895	—
Total product revenue, net	$20,746	$8,726

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
The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2026:

(In thousands)	Contractual Adjustments	Government Rebates	Returns/ Replacement	Total
Balance at December 31, 2025	$182	$1,274	$1,040	$2,496
Current provisions relating to sales in the current year	759	1,216	210	2,185
Payments/returns relating to sales in the current year	(311)	—	—	(311)
Payments/returns relating to sales in the prior years	(166)	(833)	(16)	(1,015)
Balance at March 31, 2026	$464	$1,657	$1,234	$3,355
Total revenue-related reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In thousands)	March 31, 2026	December 31, 2025
Reduction of accounts receivable	$208	$174
Component of accrued expenses	3,147	2,322
Total revenue-related reserves	$3,355	$2,496

The following table presents changes in our contract assets during the three months ended March 31, 2026:

(In thousands)	December 31, 2025	Additions	Deductions	March 31, 2026
Contract assets(1)
Accounts receivable, net	$10,577	$22,943	$(17,388)	$16,132
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
As of March 31, 2026, the maximum number of shares reserved under the 2013 Plan, the 2023 Plan and the inducement grants described above was 11,498,895, and we had 1,977,151 shares available for future issuance under the 2023 Plan.
Stock options
The following table presents stock option activity for the three months ended March 31, 2026:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2025	6,113,063	$39.62
Granted	717,227	29.20
Exercised	(14,280)	27.95
Cancelled/Forfeited	(79,554)	45.55
Expired	(90,190)	39.77
Outstanding at March 31, 2026	6,646,266	$38.45
Exercisable at March 31, 2026	4,515,842	$41.76
Vested and expected to vest at March 31, 2026	6,646,266	$38.45
At March 31, 2026, there was approximately $34.5 million of total unrecognized compensation expense related to unvested stock option awards, which we expect to recognize over a weighted-average period of approximately 2.85 years.
Restricted stock units
The following table presents RSU activity for the three months ended March 31, 2026:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2025	2,007,463	$32.03
Granted	1,201,092	29.08
Vested	(819,824)	29.71
Forfeited	(105,231)	33.29
Unvested shares at March 31, 2026	2,283,500	$31.25

As of March 31, 2026, there was approximately $63.5 million of total unrecognized compensation expense related to RSUs, which we expect to recognize over a weighted-average period of approximately 2.23 years.
Performance-based stock units
The following table presents PSU activity for the three months ended March 31, 2026:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2025	376,978	$32.55
Granted	83,500	29.20
Unvested shares at March 31, 2026	460,478	$31.95
Included in unvested shares were 103,128 shares with performance-based vesting criteria that were considered probable of achievement at March 31, 2026 and vested in April 2026. Stock-based compensation expense associated with performance-based PSUs is recognized if the underlying performance condition is considered probable of achievement using our management’s best estimates.
As of March 31, 2026, there was no unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered probable of achievement, and $11.4 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered not probable of achievement.
Market-based stock units
We have issued certain equity awards that contain market based vesting conditions, in which shares of stock are earned at vesting based on total shareholder return compared to an industry stock index. The fair value of market-based stock units, or MSUs, is estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the service period.
The following table presents MSU activity for the three months ended March 31, 2026:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2025	—	$—
Granted	131,500	49.34
Unvested shares at March 31, 2026	131,500	$49.34
As of March 31, 2026, there was $6.3 million of unrecognized compensation expense related to MSUs with market-based vesting criteria, which we expect to recognize over a weighted-average period of approximately 2.75 years.
Amended and Restated 2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 ESPP, which was further amended and restated by our Board of Directors in December 2024. We issued and sold 65,809 and 52,092 shares of common stock during the three months ended March 31, 2026 and 2025, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 2,363,636 shares of our common stock. As of March 31, 2026, we had 1,384,142 shares of common stock available for future issuance under the 2013 ESPP.

Stock-based compensation expense
Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Stock options	$4,501	$4,400
Restricted stock units	7,198	6,684
Performance-based stock units	3,268	—
Market-based stock units	194	—
Employee stock purchase plan	380	275
Total stock-based compensation expense	$15,541	$11,359

Expenses related to stock options and stock-based awards were allocated as follows in the condensed consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2026	2025
Research and development expense	$5,695	$4,604
Selling, general and administrative expense	9,846	6,755
Total stock-based compensation expense	$15,541	$11,359
10. Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net loss per share calculation, stock options, RSUs and PSUs for which the performance and market vesting conditions, respectively, have been deemed probable, and 2013 ESPP shares are considered to be common stock equivalents, while PSUs with performance and market vesting conditions, respectively, that were not deemed probable as of March 31, 2026 are not considered to be common stock equivalents.
We utilize the control number concept in the computation of diluted earnings per share to determine whether potential common stock equivalents are dilutive. The control number used is net loss from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories. Since we had a net loss for all period presented, no dilutive effect was recognized in the calculation of loss per share and basic and diluted net loss per share was the same for those periods.
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Stock options	6,646,266	6,378,183
Restricted stock units	2,283,500	2,171,527
Performance-based stock units	103,128	—
Total common stock equivalents	9,032,894	8,549,710
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
The following table contains additional information on our consolidated revenue and net loss, including significant segment expenses:

	Three Months Ended March 31,
(In thousands)	2026	2025
Product revenue, net - U.S.	$18,851	$8,726
Product revenue, net - Rest of world	1,895	—
PK activator (PYRUKYND®/AQVESME™) direct expenses - research and development	(23,905)	(21,321)
Compensation and related expenses - research and development	(36,789)	(32,990)
Total selling, general and administrative expenses	(48,304)	(41,527)
Other segment items*	(10,859)	(2,177)
Net loss	$(99,111)	$(89,289)
*Other segment items primarily include cost of sales, other research and development expenses, and interest income.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Information
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025, and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 12, 2026. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management, and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, selling, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” “vision,” “will,” “would” or the negatives of these words and similar expressions are intended to identify these forward-looking statements, although not all forward-looking statements contain these identifying words. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2025. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.
Overview
We are a commercial-stage biopharmaceutical company dedicated to redefining the future of rare disease treatment. Fueled by connections, we build trusted partnerships with communities, collaborating to develop and deliver innovative medicines that have the potential to transform lives. With a foundation in hematology, we combine biological expertise with real-world insights to advance a growing pipeline of rare disease medicines that reflect the priorities of the people we serve.
The lead product candidate in our portfolio, mitapivat, is an activator of both wild-type and mutant pyruvate kinase, or PK, enzymes for the potential treatment of hemolytic anemias. Mitapivat is approved in the United States by the U.S. Food and Drug Administration, or FDA, under the brand name AQVESME™ for the treatment of anemia in adults with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia and in Saudi Arabia and the United Arab Emirates under the brand name PYRUKYND® for the treatment of adult patients with non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia. Mitapivat is also approved under the brand name PYRUKYND® in the United States by the FDA for the treatment of hemolytic anemia in adults with PK deficiency and in the European Union, or EU, and Great Britain for the treatment of PK deficiency in adults.
In December 2024, we announced that we submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia. In October 2025, we announced that the Committee for Medicinal Products for Human Use, or the CHMP, of the EMA adopted a positive opinion for the new indication for PYRUKYND® in adults for the treatment of anemia associated with transfusion-dependent and non-transfusion-dependent alpha- or beta-thalassemia. The European Commission is reviewing the CHMP’s opinion, with the final decision expected in the first half of 2026.
In the first quarter of 2026, we presented data from the phase 2 and phase 3 portions of the RISE UP study of PYRUKYND® in adults with sickle cell disease, or SCD, in a pre-supplemental New Drug Application meeting with the FDA. Based on the FDA’s recommendation, we submitted our proposal to the FDA for a confirmatory clinical trial to support U.S. accelerated approval of mitapivat in SCD. The proposal incorporates a primary endpoint that is different from the endpoints in the RISE UP studies and is informed by both analyses of RISE UP data and discussions with the FDA. We intend to submit a supplemental New Drug Application, or sNDA, for mitapivat for SCD in the second quarter of 2026.
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

Sale of Oncology Business to Servier Pharmaceuticals, LLC (Servier) and Sale of Contingent Payments
In March 2021, we completed the sale of our oncology business to Servier Pharmaceuticals, LLC, or Servier. The transaction included the sale of our entire oncology business, including our clinical-stage product candidate vorasidenib, and included a royalty of 15% of U.S. net sales of vorasidenib from the first commercial sale of vorasidenib through loss of exclusivity, or the Vorasidenib Royalty Rights. The Vorasidenib Royalty Rights are referred to as contingent payments and recognized as income when realizable.
In May 2024, we entered into a purchase and sale agreement to sell the Vorasidenib Royalty Rights to Royalty Pharma Investments 2019 ICAV, or Royalty Pharma. The sale was contingent upon FDA approval of vorasidenib and other customary closing conditions.
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
Financial Operations Overview
General
Since inception, our operations have primarily focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism and classical hematology, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, establishing a commercial infrastructure, preparing for and executing on the commercial launches of PYRUKYND® and AQVESME™ and, prior to the sale of our oncology business to Servier in March 2021, marketing TIBSOVO® and IDHIFA®. Through March 2021, we financed our operations primarily through proceeds from the sale of our royalty rights, commercial sales of TIBSOVO®, funding received from our collaboration agreements, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings. Following the sale of our oncology business to Servier in March 2021, we have financed and expect to continue to finance our operations primarily through cash on hand, potential royalty payments with respect to the Retained Earn-Out Rights, the actual and potential future sales of PYRUKYND® and AQVESME™ and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings.
Additionally, since inception, we have historically incurred significant operating losses. Our net loss for the three months ended March 31, 2026 was $99.1 million and for the three months ended March 31, 2025 was $89.3 million. As of March 31, 2026, we had an accumulated deficit of $660.8 million. We expect to continue to incur significant expenses and net losses until such time we are able to report profitable results. We may never achieve or maintain profitability, and our net losses may fluctuate significantly from year to year. We expect that we will continue to incur significant expenses as we continue to advance and expand our commercialization activities for PYRUKYND® and AQVESME™; continue to advance clinical development and regulatory activities for mitapivat, tebapivat, AG-181 and AG-236; expand and protect our intellectual property portfolio, including by in-licensing or acquiring assets for pipeline growth; and hire additional commercial and development personnel.

Revenues
Our wholly owned product, PYRUKYND®, received approval from the FDA on February 17, 2022, for the treatment of hemolytic anemia in adults with PK deficiency in the United States. Our wholly owned product, AQVESME™, received approval from the FDA on December 23, 2025, for the treatment of anemia in both non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia in the United States. Upon FDA approval of PYRUKYND® and AQVESME™ in the United States, we began generating product revenue from sales of PYRUKYND® and AQVESME™, respectively. We sell PYRUKYND® and AQVESME™ in the United States to a limited number of specialty distributors and specialty pharmacy providers. These customers subsequently resell PYRUKYND® and AQVESME™ to pharmacies or dispense PYRUKYND® and AQVESME™ directly to patients. In addition to distribution agreements with these customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of PYRUKYND® and AQVESME™.

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
In the future, we expect to continue to generate revenue from product sales of PYRUKYND® and AQVESME™. We may also generate revenue from milestone payments, upfront payments or royalties on product sales under collaborations or licensing agreements that we may enter into in the future.

Cost of Sales
Cost of sales consists primarily of manufacturing costs for sales of PYRUKYND® and AQVESME™. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of PYRUKYND® and AQVESME™ recorded during the three months ended March 31, 2026 and 2025 were expensed prior to applicable regulatory approval, and, therefore, are not included in costs of sales during the three months ended March 31, 2026 and 2025. The amounts excluded from cost of sales were not significant during the three months ended March 31, 2026 and 2025.
Inventories are reviewed periodically to identify excess or obsolete inventory based on projected sales activity as well as product shelf-life. Expired inventory is disposed of, and the related costs are recognized as cost of sales in our consolidated statements of operations, when, based on the expiry date, we do not believe we are able to sell the inventory. We have not reserved for excess or obsolete inventory during the three months ended March 31, 2026 and 2025.

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
Mitapivat was approved by the FDA under the brand name PYRUKYND®, for the treatment of hemolytic anemia in adults with PK deficiency in the United States and by the European Commission for the treatment of PK deficiency in adult patients in the EU. Additionally, we received marketing authorization in Great Britain for PYRUKYND® for the treatment of PK deficiency in adult patients under the European Commission Decision Reliance Procedure.
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
In August 2025, we announced that the Saudi Food and Drug Authority approved PYRUKYND® for the treatment of adults with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia. In addition, in March 2026, we announced that the Emirates Drug Establishment of the United Arab Emirates approved PYRUKYND® for the treatment of adults with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia.
In December 2024, we announced that we submitted an MAA to the EMA for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia. In October 2025, we announced that the CHMP of the EMA adopted a positive opinion for the new indication for PYRUKYND® in adults for the treatment of anemia associated with transfusion-dependent and non-transfusion-dependent alpha- or beta-thalassemia. The European Commission is reviewing the CHMP’s opinion, with the final decision expected in the first half of 2026.
In the first quarter of 2026, we presented data from the phase 2 and phase 3 portions of the RISE UP study of PYRUKYND® in adults with SCD in a pre-supplemental New Drug Application meeting with the FDA. Based on the FDA’s recommendation, we submitted our proposal to the FDA for a confirmatory clinical trial to support U.S. accelerated approval of mitapivat in SCD. The proposal incorporates a primary endpoint that is different from the endpoints in the RISE UP studies and is informed by both analyses of RISE UP data and discussions with the FDA. We intend to submit an sNDA for mitapivat for SCD in the second quarter of 2026.
In addition, we are evaluating mitapivat for the treatment of pediatric patients with PK deficiency. Additionally, mitapivat has received orphan drug designation from the FDA for the treatment of thalassemia and SCD, and orphan medicinal product designation from the EMA for the treatment of SCD. Mitapivat was granted orphan drug designation for the treatment of PK deficiency by the FDA and EMA.
We have full ownership rights to PYRUKYND® and AQVESME™ and expect to fund the future development and commercialization costs related to PYRUKYND® and AQVESME™. We built our commercial infrastructure to support the commercialization of PYRUKYND® in adult PK deficiency in the United States, and have expanded this infrastructure to support the commercial launch of AQVESME™ in thalassemia in the United States. In July 2024, we entered into the NewBridge Agreement with NewBridge, pursuant to which we granted NewBridge the right to commercialize PYRUKYND® in the GCC region. In June 2025, we entered into the Avanzanite Agreement with Avanzanite, pursuant to which we granted Avanzanite the right to commercialize PYRUKYND® in the European Economic Area, Switzerland, and the United Kingdom. Under the NewBridge Agreement and the Avanzanite Agreement, we rely on NewBridge and Avanzanite, respectively, to assist with regulatory filings, prepare applications for pricing and reimbursement approval, negotiate with payors, conduct medical affairs activities and import, distribute, promote and commercialize our products in accordance with applicable law in the applicable jurisdictions.
In connection with our regulatory approvals in the EU, Great Britain, Saudi Arabia and the United Arab Emirates, we provide access to PYRUKYND® to eligible patients through the Avanzanite Agreement and the NewBridge Agreement, as applicable, and on either a free of charge or for charge basis for eligible patients in those jurisdictions and other jurisdictions through a global managed access program. Revenues associated with the NewBridge Agreement, the Avanzanite Agreement and the for charge portion of our global managed access program are included in the rest of world product revenue line within Results of Operations. We continue to evaluate other options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities.
We are evaluating mitapivat in numerous clinical trials, including the following:
•An extension study evaluating the long-term safety, tolerability and efficacy of treatment with mitapivat in SCD patients who are 16 years of age or older from RISE UP, our completed double-blind phase 3 study evaluating the efficacy and safety of mitapivat as a potential treatment for SCD.
•RISE UP, a phase 2/3 study evaluating the efficacy and safety of mitapivat in SCD patients who are 16 years of age or older, have had between two and 10 sickle cell pain crises, or SCPCs, in the past 12 months, and have hemoglobin within the range of 5.5 to 10.5 g/dL during screening. We enrolled 207 patients in the phase 3 portion of the trial, which included a 52-week double blind, randomized, placebo-controlled period in which participants were randomized in a 2:1 ratio to receive the recommended (100 mg twice daily) mitapivat dose level or the placebo. The 52-week double-blind treatment period was completed by 87.0% (n=120/138) of patients in the mitapivat arm and 81.2% (n=56/69) of patients in the placebo arm. All but two of these patients (174/176) opted to enter the ongoing 216-week open-label extension period of the study. The primary endpoints of the phase 3 portion of the trial were (i) hemoglobin response, defined as ≥1 g/dL increase in average hemoglobin from week 24 through week 52 compared to baseline, and (ii) annualized rate of SCPCs. The secondary endpoints included change from baseline in hemoglobin concentration, change from baseline in indirect bilirubin, change from baseline in Patient Reported Outcome Measurement Information System Fatigue 13a, or PROMIS Fatigue, Short Form scores, annualized frequency of hospitalizations for SCPCs, and change from baseline in percent reticulocyte levels. In November 2025, we announced that the phase 3 portion of the trial had achieved the primary endpoint of hemoglobin response in the mitapivat arm, with 40.6% of patients in the mitapivat arm having achieved a hemoglobin response, compared to 2.9% of patients in the placebo arm, a statistically significant improvement (2-sided p<0.0001). In patients who achieved a hemoglobin response in the mitapivat arm, mean change from baseline in average hemoglobin concentration from Week 24 through Week 52 was 1.6 g/dL. The annualized rate of SCPCs, defined as acute pain needing medical contact, acute chest syndrome, priapism, hepatic, or splenic sequestration, was 2.62 in the mitapivat arm and 3.05 in the placebo arm (2-sided p=0.1213), with such reduction of SCPCs not achieving statistical significance for that primary endpoint. Treatment with mitapivat also showed statistically significant improvements in two secondary endpoints: (a) the average change from baseline in hemoglobin concentration from Week 24 through Week 52 was 7.69 g/L in the mitapivat arm and 0.26 g/L in the placebo arm, a statistically significant improvement (2-sided p<0.0001), and (b) the average change from baseline in indirect bilirubin from Week 24 through Week 52 was -16.03 µmol/L in the mitapivat arm and 0.88 µmol/L in the placebo arm, a statistically significant improvement (2-sided p<0.0001). The average change from baseline in PROMIS Fatigue score from Week 24 through Week 52 was -2.72 in the mitapivat arm and -2.25 in the placebo arm (2-sided p=0.7112), indicating improvements in fatigue, but the PROMIS Fatigue secondary endpoint was not met. No conclusions could be drawn regarding the statistical significance of the following additional key secondary endpoints: (a) the annualized frequency of hospitalizations for SCPCs, with 1.56 in the mitapivat arm and 1.81 in the placebo arm (2-sided nominal p=0.2498), and (b) the average change from baseline in percent reticulocyte levels from Week 24 through Week 52, with -0.0236 (fraction of 1) in the mitapivat arm and -0.0013 (fraction of 1) in the placebo arm (2-sided nominal p=0.0001). We also announced that in the subset of patients in the mitapivat arm achieving the primary endpoint of hemoglobin response, the following was observed: (i) the annualized rate of SCPCs was 2.20 for hemoglobin responders and 2.98 for non-hemoglobin responders (rate ratio [RR]=0.74, 95% confidence interval [CI]=0.58 to 0.94); (ii) the annualized frequency of hospitalizations for SCPCs was 1.16 for hemoglobin responders and 1.76 for non-hemoglobin responders (RR=0.66, 95% CI=0.48 to 0.91); and (iii) the average change in PROMIS Fatigue score between Week 24 and Week 52 was -5.19 for hemoglobin responders and -2.55 for non-hemoglobin responders (95% CI=-5.59 to 0.32). The results for hemoglobin responders in the mitapivat arm exceeded -4.1, the threshold for a clinically meaningful change from baseline for PROMIS Fatigue score. The safety profile for mitapivat observed in the phase 3 portion of the trial was generally consistent with that observed in prior mitapivat SCD trials. We observed as follows: (i) a similar proportion of patients on mitapivat (n=134, 97.1%) and placebo (n=68, 98.6%) had adverse events; (ii) serious treatment emergent adverse events, or TEAEs, were reported in 20.3% (n=28) and 29.0% (n=20) of patients on mitapivat and placebo, respectively; 0.7% (n=1) and 0.0% (n=0), respectively, were considered treatment-related; (iii) liver abnormalities observed across the mitapivat and placebo arms were not suggestive of drug-induced hepatocellular injury, unlike what was observed in the mitapivat ENERGIZE and ENERGIZE-T phase 3 trials; (iv) TEAEs led to treatment discontinuation in 4.3% (n=6) of patients on mitapivat and 2.9% (n=2) on placebo; and (v) three deaths (2.2%) occurred in patients on mitapivat, and two (2.9%) on placebo, none of which were deemed related to study treatment by the trial investigator.
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
We have completed a phase 1 clinical trial evaluating tebapivat in healthy volunteers and patients with SCD, and have completed enrollment in the phase 2 clinical trial of tebapivat in adult patients with SCD. We expect to announce topline data for this trial in the second half of 2026.
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
Other Programs
In addition to the aforementioned development programs, we are developing AG-181, a PAH stabilizer for the potential treatment of PKU, for which we filed an IND in December 2023. We initiated a phase 1 clinical trial of AG-181 in healthy volunteers in the first quarter of 2024, initiated the multiple ascending dose portion of the trial in the second quarter of 2025, and completed the trial in December 2025. We expect to initiate a phase 1b trial of AG-181 in patients with PKU in the first half of 2026 and confirm proof of mechanism in the second half of 2026.
Also, in July 2023, we entered into a license agreement with Alnylam for the development and commercialization of products containing or comprised of an siRNA preclinical development candidate discovered by Alnylam and targeting the TMPRSS6 gene, and we are developing a product candidate, AG-236, for the potential treatment of patients with PV. We filed an IND with the FDA for AG-236 for the treatment of PV, which cleared in June 2025, and initiated a phase 1 clinical trial evaluating AG-236 in healthy volunteers in July 2025. We expect to announce topline data for this trial in the first half of 2026.
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
Critical Accounting Estimates
Our critical accounting estimates are those which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We have determined that our most critical accounting estimates are those relating to revenue recognition, accrued research and development expenses and stock-based compensation. As of March 31, 2026, there have been no material changes to our existing critical accounting estimates discussed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.
Results of Operations
Comparison of the three months ended March 31, 2026 and 2025
Revenues

	Three Months Ended March 31,
(In thousands)	2026	2025
Revenues:
Product revenue, net
United States	$18,851	$8,726
Rest of world	1,895	—
Total product revenue, net	20,746	8,726
Total revenue	$20,746	$8,726
Total Revenue - Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025 – The increase in total revenue of $12.0 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due to an increase of $10.1 million in United States product revenue and an increase of $1.9 million in rest of world product revenue. The increase in United States product revenue was primarily due to increased volume associated with AQVESME™, which launched on December 23, 2025, and increased volume associated with PYRUKYND®. The increase in rest of world product revenue was primarily due to increased volume associated with the Newbridge Agreement discussed above in Overview.

Total Operating Expenses

	Three Months Ended March 31,
(In thousands)	2026	2025
Operating expenses:
Cost of sales	$1,319	$1,085
Research and development	81,148	72,743
Selling, general and administrative	48,304	41,527
Total operating expenses	$130,771	$115,355
Total Operating Expenses - Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025 – The increase in total operating expenses of $15.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to an increase in research and development expenses of $8.4 million, which is described below under Research and Development Expenses, and an increase in selling, general and administrative expenses of $6.8 million, driven by an increase in commercial-related activities as we execute our launch of AQVESME™ in thalassemia, and an increase in stock compensation expense.
Research and Development Expenses
Our research and development expenses, by major program, are outlined in the table below:

	Three Months Ended March 31,
(In thousands)	2026	2025
PK activator (PYRUKYND®/AQVESME™)	$23,905	$21,321
Novel PK activator (tebapivat)	5,925	5,388
PAH stabilizer (AG-181)	968	382
siRNA targeting TMPRSS6 (AG-236)	1,708	1,496
Other research and platform programs	1,355	1,566
Total direct research and development expenses	33,861	30,153
Compensation and related expenses	36,789	32,990
Facilities and IT related expenses & other	10,498	9,600
Total indirect research and development expenses	47,287	42,590
Total research and development expense	$81,148	$72,743

Total Research and Development Expenses - Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025 – The increase in total research and development expenses of $8.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due to a $4.7 million increase in our indirect expenses and a $3.7 million increase in our direct expenses. The increase in our indirect expenses was primarily due to higher compensation and related expenses driven principally by workforce-related expenses. The increase in direct expenses was primarily due to an increase in PYRUKYND®/AQVESME™ costs driven by higher process development expenses.
Other Income and Expense

	Three Months Ended March 31,
(In thousands)	2026	2025
Interest income, net	$10,795	$16,087
Other income, net	119	1,253
Other Income and Expense - Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025 – The decrease in interest income, net was due to a lower investment balance in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Net Loss

	Three Months Ended March 31,
(In thousands)	2026	2025
Net loss	$(99,111)	$(89,289)
Net Loss - Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025 – The increase in net loss for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by the increase in research and development expenses discussed above under Research and Development Expenses, the increase in selling, general and administrative expenses discussed above under Total Operating Expenses and the decrease in interest income, net discussed above in Other Income and Expense, partially offset by the increase in product revenue discussed above under Revenues.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, and through March 2021, we financed our operations primarily through proceeds from the sale of our royalty rights, commercial sales of TIBSOVO®, funding received from our collaboration agreements, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings. Following the sale of our oncology business to Servier in March 2021, we have financed and expect to continue to finance our operations primarily through cash on hand, potential royalty payments with respect to the Retained Earn-Out Rights, the actual and potential future sales of PYRUKYND® and AQVESME™ and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings.
In March 2021, we completed the sale of our oncology business to Servier. The transaction included the sale of our entire oncology business, including our clinical-stage product candidate vorasidenib and the Vorasidenib Royalty Rights. The Vorasidenib Royalty Rights are referred to as contingent payments and recognized as income when realizable.
In May 2024, we entered into a purchase and sale agreement to sell the Vorasidenib Royalty Rights to Royalty Pharma Investments 2019 ICAV, or Royalty Pharma. The sale was contingent upon FDA approval of vorasidenib and other customary closing conditions.
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
Our cash, cash equivalents and marketable securities balance was $1.0 billion at March 31, 2026. The Retained Earn-Out Rights discussed above are our only committed potential external sources of funds. We cannot predict what success, if any, Servier may have in the United States with respect to the sale of vorasidenib, and consequently, we cannot estimate the amount of payments, if any, we may receive on account of the Retained Earn-Out Rights.
Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands)	2026	2025
Net cash used in operating activities	$(118,920)	$(111,489)
Net cash provided by investing activities	141,312	112,587
Net cash provided by financing activities	2,078	1,619
Net change in cash and cash equivalents	$24,470	$2,717
Net cash used in operating activities. Cash used in operating activities of $118.9 million during the three months ended March 31, 2026 was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received from product revenues of $16.9 million and interest income of $12.4 million.

Cash used in operating activities of $111.5 million during the three months ended March 31, 2025 was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received from interest income of $16.1 million and product revenues of $10.4 million.
Net cash provided by investing activities. Cash provided by investing activities of $141.3 million during the three months ended March 31, 2026 was primarily due to higher proceeds from maturities and sales of marketable securities than purchases of marketable securities.
Cash provided by investing activities of $112.6 million during the three months ended March 31, 2025 was primarily due to higher proceeds from maturities and sales of marketable securities than purchases of marketable securities.
Net cash provided by financing activities. Cash provided by financing activities of $2.1 million during the three months ended March 31, 2026, was due to net proceeds received from stock option exercises and purchases made pursuant to our 2013 Employee Stock Purchase Plan, or 2013 ESPP.

Cash provided by financing activities of $1.6 million during the three months ended March 31, 2025, was due to net proceeds received from stock option exercises and purchases made pursuant to our 2013 ESPP.
Funding Requirements
We expect our expenses to increase as we continue the research, development and clinical trials of, seek marketing approvals for, and commercialize our product candidates in our portfolio, including as we continue to commercialize PYRUKYND® and AQVESME™ for their approved indications. If we obtain additional marketing approvals for mitapivat in SCD or in other indications, or for any of our other product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.
We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2026, together with anticipated product revenue and interest income, will provide the financial independence to execute the U.S. commercial launch of AQVESME™ in thalassemia, prepare for the potential U.S. commercial launch of mitapivat in SCD, advance our existing clinical programs, and opportunistically expand our pipeline through both internally and externally discovered assets. Our expectations regarding our long-term funding requirements are based on assumptions that may prove to be wrong, and we may need additional capital resources to fund our operating plans and capital expenditure requirements.
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs primarily through cash on hand, potential royalty payments with respect to the Retained Earn-Out Rights, the actual and potential future sales of PYRUKYND® and AQVESME™ and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We do not have any committed external source of funds other than the Retained Earn-Out Rights. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures or declaring dividends.
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
Contractual Obligations
During the three months ended March 31, 2026, there were no material changes to our contractual obligations and commitments described under Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates. As of March 31, 2026 and December 31, 2025, we had cash, cash equivalents and marketable securities of $1.0 billion and $1.2 billion, respectively, consisting primarily of investments in U.S. Treasuries, government securities, corporate debt securities and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point change in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs and contract manufacturing organizations that are located in Asia and Europe and are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2026 and December 31, 2025, we had minimal or no liabilities denominated in foreign currencies.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our ability to generate meaningful revenue from PYRUKYND® and AQVESME™ will depend heavily on our successful development and commercialization of the product. We generated $20.7 million and $8.7 million of net product revenues from sales of PYRUKYND® and AQVESME™ in the three months ended March 31, 2026 and 2025, respectively. We commercially launched AQVESME™ in the United States in late January 2026. In connection with our regulatory approvals in the EU, Great Britain, Saudi Arabia and the United Arab Emirates, we are currently providing access to PYRUKYND® through the Avanzanite Agreement and the NewBridge Agreement, as applicable, and on a for charge and free of charge basis for eligible patients in those jurisdictions and other jurisdictions through a global managed access program. Revenues associated with the NewBridge Agreement, the Avanzanite Agreement and our global managed access program are included in the rest of world product revenue line within Results of Operations. We continue to evaluate other options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities.
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
•product labeling or product insert requirements of the FDA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling, such as the USPI for AQVESME™ containing a boxed warning regarding the potential for hepatocellular injury and the USPI for PYRUKYND® including warning regarding the risk of potential hepatocellular injury; and
•a requirement to implement a REMS, such as the REMS required for AQVESME™. Failure of physicians, prescribers, pharmacies or patients to enroll in our REMS program or to successfully complete and comply with its requirements may result in regulatory action from the FDA or decreased sales of AQVESME™.
If we are unable to maintain sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing PYRUKYND®, AQVESME™ or any of our product candidates if they are approved.
We have limited experience in the sale, marketing and distribution of pharmaceutical products. To achieve commercial success for approved medicines for which we retain sales and marketing responsibilities, we must either continue to develop our sales and marketing organization or outsource these functions to other third parties. We have established sales and marketing capabilities to support our commercialization of PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States and expanded these capabilities to support the commercial launch of AQVESME™ for the treatment of anemia in adults with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia in the United States.
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
Ongoing or unanticipated geopolitical events in countries where we may have clinical trial sites could also negatively impact our ability to initiate, enroll and retain patients in, and conduct clinical trials.
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

BioMarin Pharmaceutical Inc. is marketing and conducting clinical trials for therapies to treat PKU; PTC has an approved treatment for PKU; Pfizer, CSL Behring, Beam Therapeutics, Inc., and Cellarity, Inc. are conducting clinical trials for therapies in SCD; Novo Nordisk A/S is conducting clinical trials for the treatment of alpha and beta thalassemia and SCD; Sanofi is conducting clinical trials for a therapy in SCD; Genetix Biotherapeutics Inc. (formerly bluebird bio) is marketing a gene therapy to treat transfusion-dependent beta-thalassemia and SCD; Vertex, with CRISPR, is marketing a gene therapy targeting SCD and transfusion-dependent beta-thalassemia; DISC Medicine, Inc., or DISC, is conducting a clinical trial for a potential treatment for SCD; Fulcrum Therapeutics Inc. is conducting clinical trials for a potential treatment for SCD; BMS is conducting clinical trials for a potential treatment for SCD; Otsuka Pharmaceutical Co., Ltd., NGGT Inc., and Maze Therapeutics, Inc. are conducting clinical trials for potential treatments for PKU; PharmaEssentia Corp and Incyte Corporation are marketing therapies to treat PV, and Protagonist Therapeutics in collaboration with Takeda, Ionis in collaboration with Ono/Deciphera, Italfarmaco S.p.A., DISC, Merck, and Silence Therapeutics are developing therapies to treat PV; and a number of other biotechnology companies have product candidates in clinical development in similar indications as ours.
Competition may include PK activators, gene therapies and other therapeutic modalities that may offer efficacy, safety, convenience or other benefits relative to our products or product candidates. As a result, such therapies may provide significant competition to PYRUKYND®, AQVESME™ and any of our product candidates for which we obtain marketing approval.
Our competitors may develop products that are more effective, safer, more convenient or less costly than PYRUKYND®, AQVESME™ or any product candidates that we are developing or that would render PYRUKYND®, AQVESME™ or our product candidates obsolete or non-competitive. In addition, our competitors may develop new approaches, tools or methods that could provide them with a competitive advantage in identifying, developing or commercializing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
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
In addition, if there are patents listed for our drug products in the Orange Book, ANDAs and 505(b)(2) NDAs would be required to include a certification for every Orange Book-listed patent, declaring whether the patent is absent, expired, not challenged, or invalid/not infringed (Paragraph I, II, III, or IV, respectively). We cannot predict which, if any, patents in our current portfolio or patents we may obtain in the future will be eligible for listing in the Orange Book, how any generic or follow-on competitor would address such patents, whether we would sue on any such patents or the outcome of any such suit. For example, on February 17, 2026 a sponsor submitted an ANDA for mitapivat with a Paragraph IV certification listing patents that it intends to challenge, and we have received a notice of such certification. We intend to file suit for infringement in connection with such ANDA filing. We may receive additional notices in the future and may take similar actions with respect to those ANDAs.
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
We have a history of incurring operating losses. Our net loss for the three months ended March 31, 2026 was $99.1 million and for the three months ended March 31, 2025 was $89.3 million. As of March 31, 2026, we had an accumulated deficit of $660.8 million. We are commercializing PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. Following the receipt of marketing approval in December 2025, we commercially launched AQVESME™ in the United States in late January 2026.
In connection with our regulatory approvals in the EU, Great Britain, Saudi Arabia and the United Arab Emirates, we provide access to PYRUKYND® to eligible patients through the Avanzanite Agreement and the NewBridge Agreement, as applicable, and on either a free of charge or for charge basis for eligible patients in those jurisdictions and other jurisdictions through a global managed access program. We continue to evaluate other options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities.

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
In December 2025, as part of the National Defense Authorization Act for FY 2026, President Trump signed into law the BIOSECURE Act, which prohibits, subject to limited exceptions, the direct or indirect use of U.S. federal government contract, grant, and loan funds for purchasing biotechnology equipment and services from certain Chinese biotechnology companies of concern, or BCCs. Under the BIOSECURE Act, U.S. government agencies cannot (i) buy or obtain biotechnology equipment or services provided by a BCC, (ii) enter into, extend, or renew a contract with any entity using biotechnology equipment or services provided by a BCC to perform a government contract, or (iii) expend loan or grant funds for biotechnology equipment or services provided by a BCC. Instead of specifying particular Chinese entities as BCCs, the BIOSECURE Act treats any biotechnology companies that have been identified on the so-called 1260H List by the U.S. Department of Defense as Chinese Military Companies Operating in the United States as BCCs. The legislation allows for other biotechnology companies, possibly including WuXi entities, to be added to the federal funding prohibitions at a later time. On February 13, 2026, the Department of Defense published an updated list, which included WuXi, but then abruptly withdrew the list. The implications of this action remain unclear.
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
Any performance failure on the part of our existing or future manufacturers could delay preclinical development, clinical development, marketing approval or our commercialization efforts. Due to the volatility of the supply networks globally, we have obtained regulatory approval for redundant supply of raw materials for PYRUKYND® and AQVESME™, and have an ongoing program to monitor supply, including establishing safety stocks. While we maintain a broad safety stock of drug substance and drug product, including redundant supply of drug substance in the United States, we do not currently have arrangements in place for redundant supply of drug substance outside the United States and drug product globally. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture our product or our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.
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
Competitors may infringe our patents and other intellectual property rights. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive, time consuming and have uncertain outcomes. For example, we may file patent infringement suits against any company that files an ANDA containing a Paragraph IV patent certification for our products. An ANDA containing a Paragraph IV certification for mitapivat was submitted on February 17, 2026. We have received notice of such certification and we intend to file a timely infringement suit. We may receive additional notices of paragraph IV certifications in the future and we may take similar actions with respect to those ANDAs.
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
The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product and product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. We have in the past, are and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our medicines and technology, including opposition, derivation, revocation, reexamination, post-grant and inter partes review or interference proceedings before the USPTO or other patent offices around the world. For example, two of the European patents in our mitapivat portfolio, neither being the primary compound patent, have been challenged in opposition proceedings. The revocation of either of these European patents could potentially allow additional competitor drugs, if approved, to enter the European marketplace earlier than anticipated. After separate oral proceedings, both European patents were upheld by the European Opposition Division in written decisions in November 2025 and January 2026, respectively. These decisions have been appealed by the opponents.
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
In addition, recent and potential future courts decisions and administrative law cases may result in additional legal challenges to regulations and guidance issued by federal regulatory agencies, including the FDA and Centers for Medicare & Medicaid Services, or CMS, that we have relied on and intend to rely on in the future. Any such challenges, if successful, could have a material impact on our business. In addition to potential changes to regulations and agency guidance as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays in and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations.
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
In December 2024, we announced that we submitted an MAA to the EMA for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia. In October 2025, we announced that the CHMP of the EMA adopted a positive opinion for the new indication for PYRUKYND® in adults for the treatment of anemia associated with transfusion-dependent and non-transfusion-dependent alpha- or beta-thalassemia. The European Commission is now reviewing the CHMP’s opinion, with the final decision expected in the first half of 2026. In order to market and sell our medicines in the EU and many other foreign jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many foreign countries, a product must be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. Although we have received marketing authorization for PYRUKYND® for the treatment of adults with PK deficiency in the EU and Great Britain and for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia in Saudi Arabia and the United Arab Emirates, we may not be able to file for additional marketing approvals and may not receive necessary approvals to commercialize our medicines in any other foreign market.
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
We built our commercial infrastructure to support the commercialization of PYRUKYND® in adult PK deficiency in the United States, and have expanded this infrastructure to support the commercial launch of AQVESME™ for the treatment of anemia in adults with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia in the United States. The commercial success of PYRUKYND®, AQVESME™ or of any of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third-party payors, including government health administration authorities and private health coverage insurers. If coverage and reimbursement are not available, or reimbursement is available only to limited levels, we, or any collaborators, may not be able to successfully commercialize PYRUKYND®, AQVESME™ or our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any future collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments.
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
CMS, through its Center for Medicare and Medicaid Innovation, has proposed two five-year pilot programs to implement a “reference pricing” regime for drugs paid for under Medicare for 25% of covered beneficiaries. The programs are referred to as the Global Benchmark for Efficient Drug Pricing Model for Medicare Part B drugs, referred to as GLOBE, which is proposed to go into effect beginning October 1, 2026, and the Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs, referred to as GUARD, which is proposed to go into effect beginning January 1, 2027. Under the proposed pilot programs, a manufacturer would owe rebates to Medicare if prices for their drugs exceeded the prices paid by other economically comparable reference countries, defined in the proposed regulations as OECD countries with a gross domestic product of $400 billion and a per capita GDP that is at least 60% of the U.S. per capita gross domestic product (an initial list of 19 reference countries is included in the proposed rule).
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
In spring 2025, the Trump administration initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, the President issued an executive order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement and tariffs due to drug trafficking equaling 20% on imports from China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China. Several countries, including the United Kingdom, Japan, South Korea, among others, and the European Union, have reached deals with the U.S. that include reduced tariff rates and other measures. President Trump then issued an executive order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025. Deals with the European Union, Japan, South Korea, Switzerland (and Liechtenstein), the United Kingdom and others cap pharmaceutical tariffs at 15%. The U.S. and China reached a tentative agreement that resulted in the suspension of the higher reciprocal tariffs on China until November 10, 2026.
The reciprocal tariffs and the drug trafficking tariffs were imposed pursuant to the International Emergency Economic Powers Act, or the IEEPA. These tariffs were found to be unconstitutional by multiple federal courts in the spring and summer of 2025. On February 20, 2026, the U.S. Supreme Court held that the IEEPA does not authorize the U.S. President to impose tariffs, invalidating both the reciprocal tariffs and the drug trafficking tariffs. Shortly thereafter, President Trump issued a new executive order revoking the IEEPA tariffs and Customs and Border Protection ceased collecting the tariffs on February 24, 2026. At the same time, however, the Trump Administration imposed a new 10% global tariff under Section 122 of the Trade Act of 1974, effective February 24, 2026. Pursuant to the statute, absent an extension by Congress, these tariffs will expire in 150 days on July 24, 2026. For those countries that have concluded trade deals with the United States, the tariff rates agreed to, including with regard to pharmaceuticals and pharmaceutical ingredients, have now reverted to 10% until July 24, 2026. Like the IEEPA tariffs, pharmaceuticals and pharmaceutical ingredients are exempt from the Section 122 tariffs along with a list of other products. The Trump Administration has announced that it also plans to initiate new investigations on “most major trading partners” under Section 301 of the same act, which will likely lead to additional tariffs.
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
Separately, in April 2025, the U.S. Department of Commerce announced an investigation under Section 232 of the Trade Expansion Act of 1962 into the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. In September 2025, via a post on Truth Social, the President announced that, beginning October 1, 2025, all branded or patented drugs imported in the U.S. would face a 100% tariff. The President indicated that the tariffs could be avoided by building pharmaceutical manufacturing facilities in the U.S. Thereafter, the President delayed the October 1st effective date of the tariffs and announced that the administration had “begun preparing” tariffs on manufacturers that do not build in the U.S. or enter into a most-favored-nation drug pricing agreement with the administration. A host of other U.S. tariff actions remain possible, including an additional 25% tariff on products from countries that do business with Iran or Cuba.
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
As of March 31, 2026, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation	8-K	001-36014	July 30, 2013	3.1
3.2	Third Amended and Restated By-Laws	8-K	001-36014	March 3, 2023	3.1
10.1	Amended and Restated Insider Trading Policy					X
31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are not embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)					X

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

AGIOS PHARMACEUTICALS, INC.

April 29, 2026	By:	/s/ Brian Goff
Brian Goff Chief Executive Officer (principal executive officer)

April 29, 2026	By:	/s/ Cecilia Jones
Cecilia Jones Chief Financial Officer (principal financial officer)