Form 10-Q
period 2026-06-30
AGIOS PHARMACEUTICALS, INC.
filed 2026-07-30
CIK 1439222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 24, 2026: 59,701,882

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

AGIOS PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)
AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$99,647	$89,130
Marketable securities	517,929	765,295
Accounts receivable, net	20,112	10,577
Inventory	30,152	32,920
Contract assets	4,104	—
Prepaid expenses and other current assets	45,724	44,130
Total current assets	717,668	942,052
Marketable securities	347,254	310,013
Operating lease assets	23,875	30,454
Property and equipment, net	9,946	10,775
Other non-current assets	9,681	3,931
Total assets	$1,108,424	$1,297,225
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,345	$18,355
Accrued expenses	34,647	45,459
Operating lease liabilities	19,225	18,392
Total current liabilities	70,217	82,206
Operating lease liabilities, net of current portion	11,946	21,815
Other non-current liabilities	240	90
Total liabilities	82,403	104,111
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 75,821,241 shares issued and 59,604,830 outstanding at June 30, 2026, and 74,665,003 shares issued and 58,448,592 outstanding at December 31, 2025	76	75
Additional paid-in capital	2,591,745	2,555,037
Accumulated other comprehensive (loss) income	(1,795)	2,193
Accumulated deficit	(761,519)	(561,705)
Treasury stock, at cost (16,216,411 shares at June 30, 2026 and December 31, 2025)	(802,486)	(802,486)
Total stockholders’ equity	1,026,021	1,193,114
Total liabilities and stockholders’ equity	$1,108,424	$1,297,225
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Revenues:
Product revenue, net	$44,745	$12,455	$65,491	$21,181
Total revenue	44,745	12,455	65,491	21,181
Operating expenses:
Cost of sales	$2,996	$1,702	$4,315	$2,787
Research and development	100,754	91,940	181,902	164,683
Selling, general and administrative	51,547	45,869	99,851	87,396
Total operating expenses	155,297	139,511	286,068	254,866
Loss from operations	(110,552)	(127,056)	(220,577)	(233,685)
Interest income, net	9,730	14,513	20,525	30,600
Other income, net	119	523	238	1,776
Net loss	$(100,703)	$(112,020)	$(199,814)	$(201,309)
Net loss per share - basic and diluted	$(1.69)	$(1.93)	$(3.38)	$(3.49)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	59,488,871	57,932,576	59,137,508	57,697,193
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net loss	$(100,703)	$(112,020)	$(199,814)	$(201,309)
Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale securities	(1,481)	290	(3,988)	2,173
Comprehensive loss	$(102,184)	$(111,730)	$(203,802)	$(199,136)
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2025	74,665,003	$75	$2,555,037	$2,193	$(561,705)	(16,216,411)	$(802,486)	$1,193,114
Unrealized loss on available-for-sale securities	—	—	—	(2,507)	—	—	—	(2,507)
Common stock issued under stock incentive plan and ESPP	892,746	1	2,077	—	—	—	—	2,078
Stock-based compensation expense	—	—	15,541	—	—	—	—	15,541
Net loss	—	—	—	—	(99,111)	—	—	(99,111)
Balance at March 31, 2026	75,557,749	$76	$2,572,655	$(314)	$(660,816)	(16,216,411)	$(802,486)	$1,109,115
Unrealized loss on available-for-sale securities	—	—	—	(1,481)	—	—	—	(1,481)
Common stock issued under stock incentive plan and ESPP	263,492	—	3,149	—	—	—	—	3,149
Stock-based compensation expense	—	—	15,941	—	—	—	—	15,941
Net loss	—	—	—	—	(100,703)	—	—	(100,703)
Balance at June 30, 2026	75,821,241	$76	$2,591,745	$(1,795)	$(761,519)	(16,216,411)	$(802,486)	$1,026,021

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2024	73,372,696	$73	$2,493,811	$(1,518)	$(148,924)	(16,216,411)	$(802,486)	$1,540,956
Unrealized gain on available-for-sale securities	—	—	—	1,883	—	—	—	1,883
Common stock issued under stock incentive plan and ESPP	730,496	1	1,618	—	—	—	—	1,619
Stock-based compensation expense	—	—	11,359	—	—	—	—	11,359
Net loss	—	—	—	—	(89,289)	—	—	(89,289)
Balance at March 31, 2025	74,103,192	$74	$2,506,788	$365	$(238,213)	(16,216,411)	$(802,486)	$1,466,528
Unrealized gain on available-for-sale securities	—	—	—	290	—	—	—	290
Common stock issued under stock incentive plan and ESPP	151,764	—	65	—	—	—	—	65
Stock-based compensation expense	—	—	14,692	—	—	—	—	14,692
Net loss	—	—	—	—	(112,020)	—	—	(112,020)
Balance at June 30, 2025	74,254,956	$74	$2,521,545	$655	$(350,233)	(16,216,411)	$(802,486)	$1,369,555
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2026	2025
Operating activities
Net loss	$(199,814)	$(201,309)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	2,713	2,537
Stock-based compensation expense	31,482	26,051
Net accretion of discount on marketable securities	(2,271)	(3,768)
Loss on disposal of property and equipment	—	5
Non-cash operating lease expense	6,579	6,094
Expense associated with license agreement	25,000	10,000
Realized gain on investments	(95)	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	(9,535)	(877)
Inventory	2,768	(3,232)
Contract assets	(4,104)	—
Prepaid expenses and other current and non-current assets	(7,344)	(3,746)
Accounts payable	(1,913)	1,084
Accrued expenses and other current liabilities	(10,812)	(11,572)
Income taxes payable	—	(871)
Operating lease liabilities	(9,036)	(8,228)
Other non-current liabilities	150	(779)
Net cash used in operating activities	(176,232)	(188,613)
Investing activities
Purchases of marketable securities	(299,753)	(305,700)
Proceeds from maturities and sales of marketable securities	508,256	508,894
Payments associated with license agreement	(25,000)	(10,000)
Purchases of property and equipment	(1,981)	(1,641)
Net cash provided by investing activities	181,522	191,553
Financing activities
Net proceeds from stock option exercises and employee stock purchase plan	5,227	1,684
Net cash provided by financing activities	5,227	1,684
Net change in cash and cash equivalents	10,517	4,624
Cash and cash equivalents at beginning of the period	89,130	76,247
Cash and cash equivalents at end of the period	$99,647	$80,871

Supplemental disclosure of non-cash investing and financing transactions
Additions to property and equipment in accounts payable	$186	$122
Exchanges of marketable securities	$2,229	$—
Net cash taxes paid	$74	$1,503

See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Overview and Basis of Presentation
Note Regarding Certain References in this Quarterly Report on Form 10-Q
Throughout this Quarterly Report on Form 10-Q, “Agios,” “the Company,” “we,” “us,” and “our,” and similar expressions, except where the context requires otherwise, refer to Agios Pharmaceuticals, Inc. and its consolidated subsidiaries, and “our Board of Directors” refers to the board of directors of Agios Pharmaceuticals, Inc.
In addition, unless otherwise stated or the context indicates otherwise, all references in this Quarterly Report on Form 10-Q to “AQVESME™ (mitapivat)” or “AQVESME™” refer to our U.S. Food and Drug Administration, or FDA, approved medicine for the treatment of anemia in adults with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia in the United States; references to “PYRUKYND® (mitapivat)”, “PYRUKYND®”, or “mitapivat” refer to all other commercially available mitapivat products or mitapivat product candidates for which we are exploring further applications and indications, as the context requires.
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
The lead product candidate in our portfolio, mitapivat, is an activator of both wild-type and mutant pyruvate kinase, or PK, enzymes for the potential treatment of hemolytic anemias. Mitapivat is approved under the brand name AQVESME™ in the United States for the treatment of anemia in adults with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia. Mitapivat is approved under the brand name PYRUKYND®: in the United States for the treatment of hemolytic anemia in adults with PK deficiency; in the European Union, or EU, for the treatment of PK deficiency and for the treatment of non-transfusion dependent and transfusion dependent alpha- or beta-thalassemia in adult patients; in the Kingdom of Saudi Arabia for the treatment of adults with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia; in the United Arab Emirates for the treatment of non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia in adult patients; and in Great Britain for the treatment of PK deficiency in adult patients.
We submitted a supplemental New Drug Application, or sNDA, for the U.S. accelerated approval of mitapivat in sickle cell disease, or SCD, in May 2026, which was accepted with priority review by the FDA and granted a Prescription Drug User Fee Act, or PDUFA, goal date of November 1, 2026. To support this accelerated approval pathway, we initiated REIGNITE, a phase 3 confirmatory trial designed to demonstrate the clinical benefit of mitapivat on reducing transfusion burden in patients with SCD aged 12 years or older. Additionally, in the second quarter of 2026 we filed for regulatory approval for SCD in the Kingdom of Saudi Arabia.
We are also developing (i) AG-181, our phenylalanine hydroxylase, or PAH, stabilizer for the potential treatment of phenylketonuria, or PKU; (ii) AG-236, an siRNA in-licensed from Alnylam Pharmaceuticals, Inc., or Alnylam, targeting the transmembrane serine protease 6, or TMPRSS6, gene for the potential treatment of polycythemia vera, or PV; and (iii) cevidoplenib, an oral spleen tyrosine kinase, or SYK, inhibitor in-licensed from Oscotec Inc., or Oscotec, for the potential treatment of immune thrombocytopenia, or ITP, and other autoimmune indications.
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
Oscotec License Agreement
On June 1, 2026, we entered into a license agreement with Oscotec, a South Korean biopharmaceutical company, under which Agios acquired the worldwide rights (subject to Oscotec’s right to opt-in to develop and commercialize cevidoplenib in South Korea) to develop, manufacture, and commercialize cevidoplenib as a potential treatment for ITP and other autoimmune indications. Because the acquired assets do not meet the definition of a business in accordance with ASC 805, Business Combinations, Agios will account for the agreement as an asset acquisition.
In accordance with the agreement, in the three months ended June 30, 2026, Agios made an up-front payment to Oscotec and recognized in-process research and development of $25.0 million, which was recorded in research and development expense within our Consolidated Statements of Operations and classified as investing activities within our Consolidated Statements of Cash Flows. In addition, Agios is responsible to pay up to $140.0 million in potential development and regulatory milestones in the U.S. and Europe, in addition to sales milestones as well as tiered royalties on future net sales, if any, of licensed products, which may be subject to specified reductions and offsets.
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
Basis of Presentation
The condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations, comprehensive loss and stockholders' equity for the three and six months ended June 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of June 30, 2026, our results of operations and stockholders' equity for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and six-month periods are also unaudited. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period. The condensed consolidated balance sheet data as of December 31, 2025 was derived from our audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 that was filed with the Securities and Exchange Commission on February 12, 2026.
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

Liquidity
As of June 30, 2026, we had cash, cash equivalents and marketable securities of $1.0 billion. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities to be sufficient to fund current operations for at least the next twelve months from the issuance of the financial statements. If we are unable to raise additional funds through equity or debt financings, we may be required to delay, limit, reduce or terminate product development or future commercialization efforts, or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
2. Summary of Significant Accounting Policies
There have been no material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to improve disclosures around an entity’s expenses. Upon adoption, companies will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the expense captions on the face of the income statement. The standard is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted, and can be applied either prospectively or retrospectively. We plan to adopt the standard in our 2027 annual period and are currently assessing its effect on our financial statement disclosures.
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
The following table summarizes our cash equivalents and marketable securities measured at fair value and by level on a recurring basis as of June 30, 2026:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$30,098	$8,643	$—	$38,741
Total cash equivalents	30,098	8,643	—	38,741

Marketable securities:
U.S. Treasuries	—	251,421	—	251,421
Government securities	—	145,777	—	145,777
Corporate debt securities	—	467,985	—	467,985
Total marketable securities	—	865,183	—	865,183
Total cash equivalents and marketable securities	$30,098	$873,826	$—	$903,924
Cash equivalents and marketable securities have been initially valued at the transaction price and are subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2026.
There have been no changes to the valuation methods during the six months ended June 30, 2026, and we had no financial assets or liabilities that were classified as Level 3 at any point during the six months ended June 30, 2026.

4. Marketable Securities
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and are recorded at fair value. Unrealized gains and losses are included as a component of accumulated other comprehensive (loss) income in the condensed consolidated balance sheets and statements of stockholders’ equity, and a component of total comprehensive loss in the condensed consolidated statements of comprehensive loss, until realized. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the condensed consolidated balance sheets with a corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive income, net of taxes. Realized gains and losses are included in investment income on a specific-identification basis. There were no material realized gains or losses on marketable securities for the three and six months ended June 30, 2026 or 2025.
Marketable securities at June 30, 2026 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$96,509	$102	$(8)	$96,603
Government securities	88,570	4	(61)	88,513
Corporate debt securities	332,977	100	(264)	332,813
Total current	518,056	206	(333)	517,929

Non-current:
U.S. Treasuries	155,754	15	(951)	154,818
Government securities	57,467	17	(220)	57,264
Corporate debt securities	135,701	2	(531)	135,172
Total non-current	348,922	34	(1,702)	347,254
Total marketable securities	$866,978	$240	$(2,035)	$865,183
Marketable securities at December 31, 2025 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$750	$1	$—	$751
U.S. Treasuries	165,365	463	—	165,828
Government securities	110,182	92	(6)	110,268
Corporate debt securities	487,786	673	(11)	488,448
Total current	764,083	1,229	(17)	765,295

Non-current:
U.S. Treasuries	129,738	648	(1)	130,385
Government securities	54,527	31	(10)	54,548
Corporate debt securities	124,767	346	(33)	125,080
Total non-current	309,032	1,025	(44)	310,013
Total marketable securities	$1,073,115	$2,254	$(61)	$1,075,308
As of June 30, 2026 and December 31, 2025, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale.
As of June 30, 2026 and December 31, 2025, we held 134 and 37 debt securities, respectively, that were in an unrealized loss position for less than one year. We did not record an allowance for credit losses as of June 30, 2026 and December 31, 2025 related to these securities. The aggregate fair value of debt securities in an unrealized loss position at June 30, 2026 and

December 31, 2025 was $572.7 million and $136.2 million, respectively. There were no individual securities that were in a significant unrealized loss position as of June 30, 2026 and December 31, 2025. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We do not consider these marketable securities to be impaired as of June 30, 2026 and December 31, 2025.
5. Inventory
Inventory, which consists of commercial supply of PYRUKYND® and AQVESME™, consisted of the following:

(In thousands)	June 30, 2026	December 31, 2025
Raw materials	$374	$88
Work-in-process	32,007	30,253
Finished goods	3,371	2,579
Total inventory	$35,752	$32,920

Balance Sheet Classification:
Inventory	$30,152	$32,920
Other non-current assets	5,600	—
Total inventory	$35,752	$32,920
Long-term inventory is included in other non-current assets within our condensed consolidated balance sheets.
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
The components of lease expense and other information related to leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Operating lease costs	$3,806	$3,806	$7,613	$7,613
Cash paid for amounts included in the measurement of operating lease liabilities	5,058	4,911	10,070	9,748
We have not entered into any material short-term leases or financing leases as of June 30, 2026.
In arriving at the operating lease liabilities as of June 30, 2026 and December 31, 2025, we applied the weighted-average incremental borrowing rate of 5.7% for both periods over a weighted-average remaining lease term of 1.7 and 2.2 years, respectively.
As of June 30, 2026, undiscounted minimum rental commitments under non-cancelable leases were as follows:

(In thousands)
Remaining 2026	$8,441
2027	20,755
2028	3,479
Undiscounted minimum rental commitments	32,675
Interest	(1,504)
Operating lease liabilities	$31,171
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

In June 2026, we entered into a long-term sublease agreement for 12,995 square feet of the office space at 38 Sidney Street, Cambridge, Massachusetts, which begins in July 2026 with the term of the lease running through February 2028.

We recorded operating sublease income of $0.1 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively, and $0.2 million and $1.8 million for the six months ended June 30, 2026 and 2025, respectively, in other income, net in the condensed consolidated statements of operations. We hold security deposits from our sublessees of approximately $0.2 million which is recorded within other non-current assets on our condensed consolidated balance sheet.

As of June 30, 2026, the future minimum lease payments to be received under the long-term sublease agreements were as follows:

(In thousands)
Remaining 2026	$465
2027	1,054
2028	178
Total	$1,697
7. Accrued Expenses
Accrued expenses consisted of the following:

(In thousands)	June 30, 2026	December 31, 2025
Accrued compensation	$14,749	$27,264
Accrued research and development costs	10,959	12,081
Accrued professional fees	4,533	3,613
Accrued other	4,406	2,501
Total accrued expenses	$34,647	$45,459
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
Product revenue, net, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Product revenue, net
United States	$40,917	$12,151	$59,768	$20,877
Rest of world	3,828	304	5,723	304
Total product revenue, net	$44,745	$12,455	$65,491	$21,181
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
Returns / Replacement / Other Allowances
We estimate the amount of product sales that may be returned by Customers or replaced by Agios, or other allowances for revenue not expected to be sold by Customers, and record these estimates as a reduction of revenue in the period the related product revenue is recognized. We currently estimate product return and replacement liabilities, and the revenue reserve related to other allowances using the expected value method, based on available industry data, including our visibility into the inventory remaining in the distribution channel.
The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2026:

(In thousands)	Contractual Adjustments	Government Rebates	Returns/ Replacement/ Other	Total
Balance at December 31, 2025	$182	$1,274	$1,040	$2,496
Current provisions relating to sales in the current year	1,817	3,738	4,519	10,074
Adjustments relating to prior years	—	(113)	(370)	(483)
Payments/returns relating to sales in the current year	(1,459)	(1,016)	—	(2,475)
Payments/returns relating to sales in the prior years	(174)	(895)	(16)	(1,085)
Balance at June 30, 2026	$366	$2,988	$5,173	$8,527
Total revenue-related reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In thousands)	June 30, 2026	December 31, 2025
Reduction of accounts receivable	$369	$174
Reduction of contract assets	3,865	—
Component of accrued expenses	4,293	2,322
Total revenue-related reserves	$8,527	$2,496
The following table presents changes in our contract assets during the six months ended June 30, 2026:

(In thousands)	December 31, 2025	Additions	Deductions	June 30, 2026
Accounts receivable, net (1)	$10,577	$67,126	$(57,591)	$20,112
Contract assets (2)	—	4,104	—	4,104
Total contract assets	$10,577	$71,230	$(57,591)	$24,216
(1) Additions to accounts receivable, net relate to amounts billed to Customers for product sales and deductions from accounts receivable, net primarily relate to collection of receivables during the reporting period.
(2) Additions to contract assets relate to amounts unbilled to Customers for net product sales, and deductions from contract assets relate to amounts billed to Customers for product sales.
9. Share-Based Payments
2023 Stock Incentive Plan and Inducement Grants
In June 2023, our stockholders approved the 2023 Stock Incentive Plan, or the 2023 Plan. The 2023 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, or RSUs, performance-based stock units, or PSUs, and other stock-based awards to employees, advisors, consultants and non-employee directors.
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
As of June 30, 2026, the maximum number of shares reserved under the 2013 Plan, the 2023 Plan and the inducement grants described above was 13,242,570, and we had 4,014,743 shares available for future issuance under the 2023 Plan.
Stock options
The following table presents stock option activity for the six months ended June 30, 2026:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2025	6,113,063	$39.62
Granted	851,777	29.98
Exercised	(115,910)	28.77
Cancelled/Forfeited	(168,230)	46.41
Expired	(128,627)	42.25
Outstanding at June 30, 2026	6,552,073	$38.33
Exercisable at June 30, 2026	4,629,494	$41.19
Vested and expected to vest at June 30, 2026	6,552,073	$38.33
At June 30, 2026, there was approximately $32.2 million of total unrecognized compensation expense related to unvested stock option awards, which we expect to recognize over a weighted-average period of approximately 2.60 years.

Restricted stock units
The following table presents RSU activity for the six months ended June 30, 2026:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2025	2,007,463	$32.03
Granted	1,258,034	29.16
Vested	(871,391)	29.87
Forfeited	(207,202)	32.19
Unvested shares at June 30, 2026	2,186,904	$31.22
As of June 30, 2026, there was approximately $54.1 million of total unrecognized compensation expense related to RSUs, which we expect to recognize over a weighted-average period of approximately 2.04 years.
Performance-based stock units
The following table presents PSU activity for the six months ended June 30, 2026:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2025	376,978	$32.55
Granted	83,500	29.20
Vested	(103,128)	31.69
Unvested shares at June 30, 2026	357,350	$32.02
Stock-based compensation expense associated with PSUs is recognized if the underlying performance condition is considered probable of achievement using our management’s best estimates. For PSUs that also have a service period requirement, stock-based compensation expense is recognized over the service period once the underlying performance condition is considered probable of achievement using our management's best estimates.
Included in unvested shares were 61,812 shares with performance conditions that were considered probable of achievement at June 30, 2026, but which also have a service period requirement until December 31, 2027. As of June 30, 2026, there was approximately $1.1 million of total unrecognized compensation expense related to these PSUs.
As of June 30, 2026, there was $9.4 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered not probable of achievement.
Market-based stock units
We have issued certain equity awards that contain market-based vesting conditions, in which shares of stock are earned at vesting based on total shareholder return compared to an industry stock index. The fair value of market-based stock units, or MSUs, is estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the service period.
The following table presents MSU activity for the six months ended June 30, 2026:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2025	—	$—
Granted	131,500	49.34
Unvested shares at June 30, 2026	131,500	$49.34
As of June 30, 2026, there was $5.7 million of unrecognized compensation expense related to MSUs with market-based vesting criteria, which we expect to recognize over a weighted-average period of approximately 2.50 years.
Amended and Restated 2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or 2013 ESPP, which was further amended and restated by our Board of Directors in December 2024. We issued and sold 65,809 and 52,092 shares of common stock during the six months ended June 30, 2026 and 2025, respectively, under the 2013

ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 2,363,636 shares of our common stock. As of June 30, 2026, we had 1,384,142 shares of common stock available for future issuance under the 2013 ESPP.
Stock-based compensation expense
Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Stock options	$5,951	$4,622	$10,452	$9,022
Restricted stock units	7,947	7,507	15,145	14,191
Performance-based stock units	964	2,188	4,232	2,188
Market-based stock units	570	—	764	—
Employee stock purchase plan	509	375	889	650
Total stock-based compensation expense	$15,941	$14,692	$31,482	$26,051

Expenses related to stock options and stock-based awards were allocated as follows in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Research and development expense	$6,815	$5,336	$12,510	$9,940
Selling, general and administrative expense	9,126	9,356	18,972	16,111
Total stock-based compensation expense	$15,941	$14,692	$31,482	$26,051
10. Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net loss per share calculation, stock options, RSUs, PSUs and MSUs for which the performance and market vesting conditions, respectively, have been deemed probable, and 2013 ESPP shares are considered to be common stock equivalents, while PSUs and MSUs with performance and market vesting conditions, respectively, that were not deemed probable as of June 30, 2026 are not considered to be common stock equivalents.
We utilize the control number concept in the computation of diluted earnings per share to determine whether potential common stock equivalents are dilutive. The control number used is net loss from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories. Since we had a net loss for all periods presented, no dilutive effect was recognized in the calculation of loss per share and basic and diluted net loss per share was the same for those periods.
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2026	2025
Stock options	6,552,073	6,424,575
Restricted stock units	2,186,904	2,096,123
Performance-based stock units	61,812	—
Employee stock purchase plan shares	35,327	45,571
Total common stock equivalents	8,836,116	8,566,269

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
The following table contains additional information on our consolidated revenue and net loss, including significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Product revenue, net - U.S.	$40,917	$12,151	$59,768	$20,877
Product revenue, net - Rest of world	3,828	304	5,723	304
PK activator (PYRUKYND®/AQVESME™) direct expenses - research and development	(25,849)	(29,809)	(49,754)	(51,130)
Compensation and related expenses - research and development	(30,352)	(27,594)	(67,141)	(60,584)
Total selling, general and administrative expenses	(51,547)	(45,869)	(99,851)	(87,396)
Other segment items*	(37,700)	(21,203)	(48,559)	(23,380)
Net loss	$(100,703)	$(112,020)	$(199,814)	$(201,309)
*Other segment items primarily include cost of sales, other research and development expenses, and interest income.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Information
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025, and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 12, 2026. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management, and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, selling, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” “vision,” “will,” “would” or the negatives of these words and similar expressions are intended to identify these forward-looking statements, although not all forward-looking statements contain these identifying words. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2025. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.
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
The lead product candidate in our portfolio, mitapivat, is an activator of both wild-type and mutant pyruvate kinase, or PK, enzymes for the potential treatment of hemolytic anemias. Mitapivat is approved under the brand name AQVESME™ in the United States for the treatment of anemia in adults with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia. Mitapivat is approved under the brand name PYRUKYND®: in the United States for the treatment of hemolytic anemia in adults with PK deficiency; in the European Union, or EU, for the treatment of PK deficiency and for the treatment of non-transfusion dependent and transfusion dependent alpha- or beta-thalassemia in adult patients; in the Kingdom of Saudi Arabia for the treatment of adults with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia; in the United Arab Emirates for the treatment of non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia in adult patients; and in Great Britain for the treatment of PK deficiency in adult patients.
We submitted a supplemental New Drug Application, or sNDA, for the U.S. accelerated approval of mitapivat in sickle cell disease, or SCD, in May 2026, which was accepted with priority review by the FDA and granted a Prescription Drug User Fee Act, or PDUFA, goal date of November 1, 2026. To support this accelerated approval pathway, we initiated REIGNITE, a phase 3 confirmatory trial designed to demonstrate the clinical benefit of mitapivat on reducing transfusion burden in patients with SCD aged 12 years or older. Additionally, in the second quarter of 2026 we filed for regulatory approval for SCD in the Kingdom of Saudi Arabia.
We are also developing (i) AG-181, our phenylalanine hydroxylase, or PAH, stabilizer for the potential treatment of phenylketonuria, or PKU; (ii) AG-236, an siRNA in-licensed from Alnylam Pharmaceuticals, Inc., or Alnylam, targeting the transmembrane serine protease 6, or TMPRSS6, gene for the potential treatment of polycythemia vera, or PV; and (iii) cevidoplenib, an oral spleen tyrosine kinase, or SYK, inhibitor in-licensed from Oscotec Inc., or Oscotec, for the potential treatment of immune thrombocytopenia, or ITP, and other autoimmune indications.
Oscotec License Agreement
On June 1, 2026, we entered into a license agreement with Oscotec, a South Korean biopharmaceutical company, under which Agios acquired the worldwide rights (subject to Oscotec’s right to opt-in to develop and commercialize cevidoplenib in South Korea) to develop, manufacture, and commercialize cevidoplenib as a potential treatment for ITP and other autoimmune indications. Because the acquired assets do not meet the definition of a business in accordance with ASC 805, Business Combinations, Agios will account for the agreement as an asset acquisition.
In accordance with the agreement, in the three months ended June 30, 2026, Agios made an up-front payment to Oscotec and recognized in-process research and development of $25.0 million, which was recorded in research and development expense within our Consolidated Statements of Operations and classified as investing activities within our Consolidated Statements of Cash Flows. In addition, Agios is responsible to pay up to $140.0 million in potential development and regulatory milestones in the U.S. and Europe, in addition to sales milestones as well as tiered royalties on future net sales, if any, of licensed products, which may be subject to specified reductions and offsets.
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
Additionally, since inception, we have historically incurred significant operating losses. Our net loss for the six months ended June 30, 2026 was $199.8 million and for the six months ended June 30, 2025 was $201.3 million. As of June 30, 2026, we had an accumulated deficit of $761.5 million. We expect to continue to incur significant expenses and net losses until such time we are able to report profitable results. We may never achieve or maintain profitability, and our net losses may fluctuate significantly from year to year. We expect that we will continue to incur significant expenses as we continue to advance and expand our commercialization activities for PYRUKYND® and AQVESME™; continue to advance clinical development and regulatory activities for mitapivat, AG-181, AG-236 and cevidoplenib; expand and protect our intellectual property portfolio, including by in-licensing or acquiring assets for pipeline growth; and hire additional commercial and development personnel.

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

Cost of Sales
Cost of sales consists primarily of manufacturing costs for sales of PYRUKYND® and AQVESME™. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of PYRUKYND® and AQVESME™ recorded during the three and six months ended June 30, 2026 and 2025 were expensed prior to applicable regulatory approval, and, therefore, are not included in costs of sales during the three and six months ended June 30, 2026 and 2025. The amounts excluded from cost of sales were not significant during the three and six months ended June 30, 2026 and 2025.
Inventories are reviewed periodically to identify excess or obsolete inventory based on projected sales activity as well as product shelf-life. Expired inventory is disposed of, and the related costs are recognized as cost of sales in our consolidated statements of operations, when, based on the expiry date, we do not believe we are able to sell the inventory. We have not reserved for excess or obsolete inventory during the three and six months ended June 30, 2026 and 2025.

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
The following summarizes our products and most advanced programs:
PYRUKYND®/AQVESME™ (mitapivat): First-in-Class PK Activator
Mitapivat is an orally available small molecule and a potent activator of the wild-type and mutated PK enzymes. Mitapivat is approved under the brand name AQVESME™ in the United States for the treatment of anemia in adults with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia, and is the only FDA-approved medicine for anemia in both non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia. We commercially launched AQVESME™ in the United States in late January 2026 following our implementation of a Risk Evaluation and Mitigation Strategy, or REMS, to mitigate the risk of hepatocellular injury. Mitapivat will continue to be marketed as PYRUKYND® in the United States for the PK deficiency indication, which does not require a REMS. The AQVESME™ REMS requires liver tests prior to the first AQVESME™ dose, every four weeks thereafter for 24 weeks, and then as clinically indicated. It also includes education and certification requirements for patients, prescribing physicians, and pharmacists, which are common components of REMS.
Mitapivat is approved under the brand name PYRUKYND®: in the United States for the treatment of hemolytic anemia in adults with PK deficiency; in the EU for the treatment of PK deficiency and for the treatment of non-transfusion dependent and transfusion dependent alpha- or beta-thalassemia in adult patients; in the Kingdom of Saudi Arabia for the treatment of adults with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia; in the United Arab Emirates for the treatment of non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia in adult patients; and in Great Britain for the treatment of PK deficiency in adult patients.
We submitted an sNDA for the U.S. accelerated approval of mitapivat in SCD in May 2026, which was accepted with priority review by the FDA and granted a PDUFA goal date of November 1, 2026. To support this accelerated approval pathway, we initiated REIGNITE, a phase 3 confirmatory trial designed to demonstrate the clinical benefit of mitapivat on reducing transfusion burden in patients with SCD aged 12 years or older. Additionally, in the second quarter of 2026 we filed for regulatory approval for SCD in the Kingdom of Saudi Arabia.
Mitapivat has received orphan drug designation from the FDA for the treatment of thalassemia and SCD, and orphan medicinal product designation from the EMA for the treatment of SCD. Additionally, mitapivat was granted orphan drug designation for the treatment of PK deficiency by the FDA and EMA.
We have full ownership rights to PYRUKYND® and AQVESME™ and expect to fund the future development and commercialization costs related to PYRUKYND® and AQVESME™. We built our commercial infrastructure to support the commercialization of PYRUKYND® in adult PK deficiency in the United States, and have expanded this infrastructure to support the commercial launch of AQVESME™ in thalassemia in the United States and the potential commercial launch of mitapivat in SCD in the United States. In July 2024, we entered into the NewBridge Agreement, pursuant to which we granted NewBridge the right to commercialize PYRUKYND® in the GCC region. In June 2025, we entered into the Avanzanite Agreement, pursuant to which we granted Avanzanite the right to commercialize PYRUKYND® in the European Economic Area, Switzerland, and the United Kingdom. Under the NewBridge Agreement and the Avanzanite Agreement, we rely on NewBridge and Avanzanite, respectively, to assist with regulatory filings, prepare applications for pricing and reimbursement approval, negotiate with payors, conduct medical affairs activities and import, distribute, promote and commercialize our products in accordance with applicable law in the applicable jurisdictions.
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
We are evaluating mitapivat in numerous clinical trials, including the following:
•REIGNITE, a confirmatory clinical trial required to be conducted under the U.S. accelerated approval pathway, to support our sNDA for mitapivat in SCD. REIGNITE is a global phase 3 trial designed to demonstrate the clinical benefit of mitapivat on reducing transfusion burden in patients with SCD aged 12 years or older. REIGNITE includes a 52-week, double-blind, randomized, placebo-controlled period, in which approximately 159 participants are randomized 2:1 to receive oral mitapivat (100 mg) twice daily or matched placebo. Upon completing this period, participants have the option to transition into an open-label extension period where all such participants will receive mitapivat. The primary endpoint of REIGNITE is the proportion of patients achieving transfusion-free status from Week 4 through Week 52, and the first key secondary endpoint is the number of red blood cell units transfused from Week 4 through Week 52. To further assess the anti-hemolytic benefits of mitapivat, the trial also includes key secondary endpoints measuring the average change from baseline in hemoglobin, indirect bilirubin, and lactate dehydrogenase. This trial is currently enrolling patients.
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

Tebapivat: Novel PK Activator
In May 2026, we announced that we will not advance tebapivat in lower-risk myelodysplastic syndromes, or LR-MDS, as results from the phase 2b trial of tebapivat in LR-MDS did not meet our predefined threshold to support further development in the indication.
In July 2026, we announced that we will not continue development of tebapivat in SCD, as results from the phase 2 trial of tebapivat in SCD did not establish sufficient differentiation from other PK activators that we believe necessary to support continued development.
Other Programs
We are developing AG-181, a PAH stabilizer for the potential treatment of PKU, for which we filed an IND in December 2023. We initiated a phase 1 clinical trial of AG-181 in healthy volunteers in the first quarter of 2024, initiated the multiple ascending dose portion of the trial in the second quarter of 2025, and completed the trial in December 2025. We initiated a phase 1b trial of AG-181 in patients with PKU in the first half of 2026 and expect to confirm proof of mechanism in the second half of 2026.
We entered into a license agreement with Alnylam for the development and commercialization of products containing or comprised of an siRNA preclinical development candidate discovered by Alnylam and targeting the TMPRSS6 gene, and we are developing a product candidate, AG-236, for the potential treatment of patients with PV. We filed an IND with the FDA for AG-236 for the treatment of PV, which cleared in June 2025, and initiated a phase 1 clinical trial evaluating AG-236 in healthy volunteers in July 2025. In June 2026, we announced topline results from the phase 1 clinical trial, which demonstrated dose-dependent hepcidin induction, sustained activity across doses, rapid and sustained biomarker changes and no dose-limiting toxicities. We expect to initiate the phase 2 portion of a phase 2/3 trial of AG-236 in patients with PV in the second half of 2026.
In June 2026, we entered into a license agreement with Oscotec for the development, manufacture and commercialization of cevidoplenib, a novel, highly selective, oral SYK inhibitor in-licensed from Oscotec for the potential treatment of ITP and other autoimmune indications. We expect to initiate a phase 3 clinical trial of cevidoplenib in patients with ITP in the first half of 2028, following completion of additional chemistry, manufacturing and controls development work.
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
Critical Accounting Estimates
Our critical accounting estimates are those which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We have determined that our most critical accounting estimates are those relating to revenue recognition, accrued research and development expenses and stock-based compensation. As of June 30, 2026, there have been no material changes to our existing critical accounting estimates discussed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations
Comparison of the three and six months ended June 30, 2026 and 2025
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Revenues:
Product revenue, net
United States	$40,917	$12,151	$59,768	$20,877
Rest of world	3,828	304	5,723	304
Total product revenue, net	44,745	12,455	65,491	21,181
Total revenue	$44,745	$12,455	$65,491	$21,181
Total Revenue - Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025 – The increase in total revenue of $32.3 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to an increase of $28.8 million in United States product revenue, which was primarily due to AQVESME™ sales, which we began recognizing product revenue for in the first quarter of 2026.

Total Revenue - Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025 – The increase in total revenue of $44.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was due to an increase of $38.9 million in United States product revenue and an increase of $5.4 million in rest of world product revenue. The increase in United States product revenue was primarily due to AQVESME™ sales, which we began recognizing product revenue for in the first quarter of 2026, and increased volume associated with PYRUKYND®. The increase in rest of world product revenue was primarily due to increased volume associated with the NewBridge Agreement and sales associated with the Avanzanite Agreement discussed above in Overview.
Total Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Operating expenses:
Cost of sales	$2,996	$1,702	$4,315	$2,787
Research and development	100,754	91,940	181,902	164,683
Selling, general and administrative	51,547	45,869	99,851	87,396
Total operating expenses	$155,297	$139,511	$286,068	$254,866
Total Operating Expenses - Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025 – The increase in total operating expenses of $15.8 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to an increase in research and development expenses of $8.8 million, which is described below under Research and Development Expenses, and an increase in selling, general and administrative expenses of $5.7 million, driven by an increase in commercial-related activities as we execute our launch of AQVESME™ in thalassemia.
Total Operating Expenses - Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025 – The increase in total operating expenses of $31.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to an increase in research and development expenses of $17.2 million, which is described below under Research and Development Expenses, and an increase in selling, general and administrative expenses of $12.5 million, driven by an increase in commercial-related activities as we execute our launch of AQVESME™ in thalassemia, and an increase in stock compensation expense.

Research and Development Expenses
Our research and development expenses, by major program, are outlined in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
PK activator (PYRUKYND®/AQVESME™)	$25,849	$29,809	$49,754	$51,130
Novel PK activator (tebapivat)	6,304	7,852	12,229	13,240
PAH stabilizer (AG-181)	338	1,664	1,306	2,046
siRNA targeting TMPRSS6 (AG-236)	2,839	2,426	4,547	3,922
In-process research and development	25,000	10,000	25,000	10,000
Other research and platform programs	694	1,304	2,049	2,870
Total direct research and development expenses	61,024	53,055	94,885	83,208
Compensation and related expenses	30,352	27,594	67,141	60,584
Facilities and IT related expenses & other	9,378	11,291	19,876	20,891
Total indirect research and development expenses	39,730	38,885	87,017	81,475
Total research and development expense	$100,754	$91,940	$181,902	$164,683

Total Research and Development Expenses - Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025 – The increase in total research and development expenses of $8.8 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to an $8.0 million increase in our direct expenses. The increase in direct expenses was primarily due to an increase in in-process research and development of $15.0 million, driven by the $25.0 million up-front payment associated with the agreement with Oscotec discussed above under Overview, partially offset by a decrease in PYRUKYND®/AQVESME™ costs of $4.0 million primarily due to lower process development expenses.

Total Research and Development Expenses - Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025 – The increase in total research and development expenses of $17.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was due to a $11.7 million increase in our direct expenses and a $5.5 million increase in our indirect expenses. The increase in direct expenses was primarily due to an increase in in-process research and development of $15.0 million, driven by the $25.0 million up-front payment associated with the agreement with Oscotec discussed above under Overview. The increase in our indirect expenses was primarily due to higher compensation and related expenses driven principally by workforce-related expenses and an increase in stock compensation expenses.
Other Income and Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Interest income, net	$9,730	$14,513	$20,525	$30,600
Other income, net	119	523	238	1,776
Other Income and Expense - Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025 – The decrease in interest income, net was due to a lower investment balance in the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Other Income and Expense - Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025 – The decrease in interest income, net was due to a lower investment balance in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Net Loss

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net loss	$(100,703)	$(112,020)	$(199,814)	$(201,309)
Net Loss - Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025 – The decrease in net loss for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily driven by the increase in product revenue discussed above under Revenues, partially offset by the increase in research and development expenses discussed above under Research and Development Expenses, the increase in selling, general and administrative expenses discussed above under Total Operating Expenses and the decrease in interest income, net discussed above in Other Income and Expense.

Net Loss - Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025 – The decrease in net loss for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily driven by the increase in product revenue discussed above under Revenues, partially offset by the increase in research and development expenses discussed above under Research and Development Expenses, the increase in selling, general and administrative expenses discussed above under Total Operating Expenses and the decrease in interest income, net discussed above in Other Income and Expense.

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
In May 2024, we entered into a purchase and sale agreement to sell the Vorasidenib Royalty Rights to Royalty Pharma. The sale was contingent upon FDA approval of vorasidenib and other customary closing conditions.
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
Our cash, cash equivalents and marketable securities balance was $1.0 billion at June 30, 2026. The Retained Earn-Out Rights discussed above are our only committed potential external sources of funds. We cannot predict what success, if any, Servier may have in the United States with respect to the sale of vorasidenib, and consequently, we cannot estimate the amount of payments, if any, we may receive on account of the Retained Earn-Out Rights.
Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(In thousands)	2026	2025
Net cash used in operating activities	$(176,232)	$(188,613)
Net cash provided by investing activities	181,522	191,553
Net cash provided by financing activities	5,227	1,684
Net change in cash and cash equivalents	$10,517	$4,624
Net cash used in operating activities. Cash used in operating activities of $176.2 million during the six months ended June 30, 2026 was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received from product revenues of $56.2 million and interest income of $22.1 million.
Cash used in operating activities of $188.6 million during the six months ended June 30, 2025 was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received from interest income of $31.5 million and product revenues of $22.0 million.

Net cash provided by investing activities. Cash provided by investing activities of $181.5 million during the six months ended June 30, 2026 was primarily due to higher proceeds from maturities and sales of marketable securities than purchases of marketable securities.
Cash provided by investing activities of $191.6 million during the six months ended June 30, 2025 was primarily due to higher proceeds from maturities and sales of marketable securities than purchases of marketable securities.
Net cash provided by financing activities. Cash provided by financing activities of $5.2 million during the six months ended June 30, 2026 was due to net proceeds received from stock option exercises and purchases made pursuant to our Amended and Restated 2013 Employee Stock Purchase Plan, or 2013 ESPP.

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
We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2026, together with anticipated product revenue and interest income, will provide the financial independence to execute the U.S. commercial launch of AQVESME™ in thalassemia, prepare for the potential U.S. commercial launch of mitapivat in SCD, advance our existing clinical programs, and opportunistically expand our pipeline through both internally and externally discovered assets. Our expectations regarding our long-term funding requirements are based on assumptions that may prove to be wrong, and we may need additional capital resources to fund our operating plans and capital expenditure requirements.
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
•the costs associated with in-licensing or acquiring assets for pipeline growth, including the amount and timing of future milestone and royalty payments potentially payable to Alnylam and Oscotec pursuant to the respective license agreements;
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
Contractual Obligations
In June 2026, Agios entered into a license agreement with Oscotec as discussed above under Overview. Under the license agreement, Agios is responsible to pay up to $140.0 million in potential development and regulatory milestones, in addition to sales milestones as well as tiered royalties on annual net sales, if any, of licensed products, which may be subject to specified reductions and offsets.
There were no other material changes to our contractual obligations and commitments described under Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates. As of June 30, 2026 and December 31, 2025, we had cash, cash equivalents and marketable securities of $1.0 billion and $1.2 billion, respectively, consisting primarily of investments in U.S. Treasuries, government securities, corporate debt securities and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point change in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs and contract manufacturing organizations that are located in Asia and Europe and are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2026 and December 31, 2025, we had minimal or no liabilities denominated in foreign currencies.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our ability to generate meaningful revenue from PYRUKYND® and AQVESME™ will depend heavily on our successful development and commercialization of the product. We generated $65.5 million and $21.2 million of net product revenues from sales of PYRUKYND® and AQVESME™ in the six months ended June 30, 2026 and 2025, respectively. We commercially launched AQVESME™ in the United States in late January 2026. In connection with our regulatory approvals in the EU, Great Britain, Saudi Arabia and the United Arab Emirates, we are currently providing access to PYRUKYND® through the Avanzanite Agreement and the NewBridge Agreement, as applicable, and on a for charge and free of charge basis for eligible patients in those jurisdictions and other jurisdictions through a global managed access program. Revenues associated with the NewBridge Agreement, the Avanzanite Agreement and our global managed access program are included in the rest of world product revenue line within Results of Operations. We continue to evaluate other options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities.
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
We depend heavily on the success of our clinical-stage product candidates, including the potential approval of mitapivat for the treatment of SCD in the United States and in other jurisdictions. Clinical trials of our product candidates may not be successful for a number of important reasons. If we or our collaborators are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
We have invested a significant portion of our efforts and financial resources in the identification of our product candidates and the development of our most advanced clinical programs. Our ability to generate meaningful product revenue will depend heavily on the successful clinical development and eventual commercialization of our current and any future product candidates, including mitapivat. We cannot be certain that we will obtain marketing approval of mitapivat for SCD in the United States or in other jurisdictions, nor can we be certain that we will obtain marketing approval of any other product candidate for any other indication.
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
In December 2016, we withdrew our IND for AG-519, our second PK activator, following verbal notification of a clinical hold from the FDA relating to a previously disclosed case of drug-induced cholestatic hepatitis which occurred in our phase 1 clinical trial of AG-519 in healthy volunteers. Although these decisions and this hepatic adverse event finding do not affect our ongoing clinical trials, we cannot provide any assurances that there will not be other treatment-related severe adverse events in our other clinical trials, or that our other trials will not be placed on clinical hold in the future.
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
We may engage in transactions to in-license products, technologies or assets or to acquire other products, technologies, assets or businesses. As part of our strategy, we plan to prioritize in-licensing or acquiring assets for future pipeline growth. For example, in July 2023, we entered into a license agreement with Alnylam for the development and commercialization of products containing or comprised of an siRNA development candidate discovered by Alnylam and targeting the TMPRSS6 gene, and we are developing a product candidate, AG-236, for the potential treatment of patients with PV, and in June 2026, we entered into a license agreement with Oscotec for the development and commercialization of cevidoplenib, a novel, highly selective, oral SYK inhibitor for the potential treatment of ITP and other autoimmune indications.
Our ability to successfully in-license or acquire assets and develop product candidates following such transactions is unproven. If we do identify additional suitable candidates or assets for in-licensing transactions or acquisitions, we may not be able to make such transactions on favorable terms, or at all. Such transactions may require us to relinquish rights to develop product candidates in certain indications, limit our ability to pursue certain targets or require us to make significant milestone or royalty payments to third parties upon achievement of certain events. For example, we are responsible for paying up to $130.0 million in potential development and regulatory milestones, in addition to sales milestones as well as tiered royalties on annual net sales, if any, of any licensed products, under our license agreement with Alnylam. We are also responsible for paying up to $140.0 million in potential development and regulatory milestone payments, in addition to sales milestone payments as well as tiered royalties on future net sales, if any, of licensed products under our license agreement with Oscotec. Further, any in-licensing transaction or acquisitions we undertake may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or an in-licensing transaction or issue our common stock or other equity securities to the stockholders of the counterparty, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business, product or technology that are not covered by the indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Such transactions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot ensure that following any transaction we would achieve the expected synergies to justify the transactions. We cannot predict the number, timing or size of future transactions or the effect that any such transactions might have on our operating results.
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
•regulatory authorities may require the addition of warnings on the product label, require a REMS or modify an existing REMS;
•we, or any collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;
•we, or any collaborators, could be sued and held liable for harm caused to patients;
•the product may become less competitive; and
•our reputation may suffer.
For example, the USPI for PYRUKYND® includes a warning regarding the risk of potential hepatocellular injury, and the USPI for AQVESME™ contains a boxed warning regarding the potential for hepatocellular injury. In addition, to mitigate the risk of hepatocellular injury, AQVESME™ is available only through the REMS program approved by the FDA. If we are unable to comply with any REMS imposed on any of our products, we may face additional restrictions, limitations or substantial penalties, any of which may materially adversely affect our business and results of operations. We cannot predict whether the FDA will request, seek to require or ultimately require modifications to, or impose additional requirements on, the AQVESME™ REMS.
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
We face competition with respect to PYRUKYND®, AQVESME™, mitapivat, AG-181, AG-236, cevidoplenib and our other product candidates, and we will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. Potential competitors may include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the indications for which we are developing our product or our product candidates, such as PK deficiency, thalassemia, SCD, PKU, PV and ITP. For example, Merck and Bristol-Myers Squibb Company, or BMS, are marketing a therapy to treat beta-thalassemia, and are conducting a clinical trial for alpha thalassemia patients that are erythropoiesis-stimulating agent naïve and non-transfusion dependent; Geron Corporation has an FDA approved treatment for adults with transfusion-dependent anemia; Novartis International AG is marketing therapies for SCD, PV and ITP and has another molecule in clinical trials to treat SCD and ITP; Emmaus Life Sciences is marketing a therapy to treat SCD; BioMarin Pharmaceutical Inc. is marketing and conducting clinical trials for therapies to treat PKU; PTC has an approved treatment for PKU; Pfizer, CSL Behring, Beam Therapeutics, Inc., and Cellarity, Inc. are conducting clinical trials for therapies in SCD; Novo Nordisk A/S is conducting clinical trials for the treatment of alpha- and beta-thalassemia and SCD; Sanofi is marketing a therapy to treat ITP and conducting clinical trials for a therapy in SCD; Genetix Biotherapeutics Inc. (formerly bluebird bio) is marketing a gene therapy to treat transfusion-dependent beta-thalassemia and SCD; Vertex, with CRISPR, is marketing a gene therapy targeting SCD and transfusion-dependent beta-thalassemia; DISC Medicine, Inc., or DISC, is conducting a clinical trial for a potential treatment for SCD, beta thalassemia and PV; BMS is conducting clinical trials for a potential treatment for SCD; Argenx SE is marketing a therapy and conducting clinical trials for a therapy in ITP; Rigel Pharmaceuticals, Inc. is marketing a therapy to treat ITP; Takeda is conducting clinical trials for a potential treatment for ITP; Otsuka Pharmaceutical Co., Ltd., NGGT Inc., and Maze Therapeutics, Inc. are conducting clinical trials for potential treatments for PKU; PharmaEssentia Corp and Incyte Corporation are marketing therapies to treat PV, and Protagonist Therapeutics in collaboration with Takeda, Ionis in collaboration with Ono/Deciphera, Italfarmaco S.p.A., DISC, Merck, and Silence Therapeutics are developing therapies to treat PV; and a number of other biotechnology companies have product candidates in clinical development in similar indications as ours.
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
The success of our rare disease business is subject to various risks and uncertainties, including the possibility that we may not be able to successfully commercialize PYRUKYND® and AQVESME™, the possibility that mitapivat is not approved for SCD, the possibility of adverse post-approval, clinical and other developments in respect of PYRUKYND®, AQVESME™, mitapivat or our other product candidates, and unanticipated changes in applicable laws and regulations that may adversely affect the rare disease business.
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

•the costs associated with in-licensing or acquiring assets for pipeline growth, including the amount and timing of future milestone and royalty payments payable to Alnylam and Oscotec pursuant to the respective license agreements;
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
We have a history of incurring operating losses. Our net loss for the six months ended June 30, 2026 was $199.8 million and for the six months ended June 30, 2025 was $201.3 million. As of June 30, 2026, we had an accumulated deficit of $761.5 million. We are commercializing PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. Following the receipt of marketing approval in December 2025, we commercially launched AQVESME™ in the United States in late January 2026.
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
In December 2025, as part of the National Defense Authorization Act for FY 2026, President Trump signed into law the BIOSECURE Act, which prohibits, subject to limited exceptions, the direct or indirect use of U.S. federal government contract, grant, and loan funds for purchasing biotechnology equipment and services from certain Chinese biotechnology companies of concern, or BCCs. Under the BIOSECURE Act, U.S. government agencies cannot (i) buy or obtain biotechnology equipment or services provided by a BCC, (ii) enter into, extend, or renew a contract with any entity using biotechnology equipment or services provided by a BCC to perform a government contract, or (iii) expend loan or grant funds for biotechnology equipment or services provided by a BCC. Instead of specifying particular Chinese entities as BCCs, the BIOSECURE Act treats any biotechnology companies that have been identified on the so-called 1260H List by the U.S. Department of Defense as Chinese Military Companies Operating in the United States as BCCs. The legislation allows for other biotechnology companies to be added to the federal funding prohibitions at a later time. On June 8, 2026, the Department of Defense published an updated list, which included WuXi AppTec.
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
Competitors may infringe our patents and other intellectual property rights. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive, time consuming and have uncertain outcomes. For example, we may file patent infringement suits against any company that files an ANDA containing a Paragraph IV patent certification for our products. An ANDA containing a Paragraph IV certification for mitapivat was submitted on February 17, 2026. We received notice of such certification and filed a timely infringement suit. We may receive additional notices of paragraph IV certifications in the future and we may take similar actions with respect to those ANDAs.
In addition, a court or a patent office such as the USPTO or European Patent Office may decide that a patent of ours is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.
Third parties may initiate legal proceedings alleging that we or our collaborators are infringing their intellectual property rights or that our patents are invalid, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product and product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. We have in the past, are and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our medicines and technology, including opposition, derivation, revocation, reexamination, post-grant and inter partes review or interference proceedings before the USPTO or other patent offices around the world. For example, two of the European patents in our mitapivat portfolio, neither being the primary compound patent, have been challenged in opposition proceedings. The revocation of either of these European patents could potentially allow additional competitor drugs, if approved, to enter the European marketplace earlier than anticipated. After separate oral proceedings, both European patents were upheld by the European Opposition Division in written decisions in November 2025 and January 2026, respectively. These decisions have been appealed by the opponents and we have filed or will be filing timely responses. In addition, a request for Inter Partes Review in connection with US 11,878,049 was filed with the USPTO on May 18, 2026, and we intend to take all necessary steps to defend our patent.
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
In order to market and sell our medicines in the EU and many other foreign jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many foreign countries, a product must be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. Although we have received marketing authorization for PYRUKYND® for the treatment of adults with PK deficiency in the EU and Great Britain and for PYRUKYND® for the treatment of adult patients with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia in the EU, Saudi Arabia and the United Arab Emirates, we may not be able to file for additional marketing approvals and may not receive necessary approvals to commercialize our medicines in any other foreign market.
In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, in December 2025, the European Parliament and European Council reached a provisional political agreement on the revision of

EU pharmaceutical legislation, which is expected to be adopted by late-2026. If the legislation is finalized in line with the provisional political agreement, it will have a significant impact on the EU pharmaceutical industry, which could impact our business.
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
We built our commercial infrastructure to support the commercialization of PYRUKYND® in adult PK deficiency in the United States, and have expanded this infrastructure to support the commercial launch of AQVESME™ for the treatment of anemia in adults with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia in the United States and the potential commercial launch of mitapivat in SCD in the United States. The commercial success of PYRUKYND®, AQVESME™ or of any of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third-party payors, including government health administration authorities and private health coverage insurers. If coverage and reimbursement are not available, or reimbursement is available only to limited levels, we, or any collaborators, may not be able to successfully commercialize PYRUKYND®, AQVESME™ or our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any future collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments.
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
Since enactment of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. President Trump recently revoked numerous executive orders issued by President Biden, including at least two executive orders which were designed to further implement the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
The reciprocal tariffs and the drug trafficking tariffs were imposed pursuant to the International Emergency Economic Powers Act, or the IEEPA. These tariffs were found to be unconstitutional by multiple federal courts in the spring and summer of 2025. On February 20, 2026, the U.S. Supreme Court held that the IEEPA does not authorize the U.S. President to impose tariffs, invalidating both the reciprocal tariffs and the drug trafficking tariffs. Shortly thereafter, President Trump issued a new executive order revoking the IEEPA tariffs and Customs and Border Protection ceased collecting the tariffs on February 24, 2026. At the same time, however, the Trump Administration imposed a new 10% global tariff under Section 122 of the Trade Act of 1974, effective February 24, 2026. Pursuant to the statute, these tariffs expired on July 24, 2026. However, on July 23, 2026, the Office of the U.S. Trade Representative announced final action under Section 301 of the Trade Act of 1974 imposing new tariffs on imports from 60 trading partners based on findings that those countries had failed to adopt and effectively enforce prohibitions on imports of goods produced with forced labor. The new tariffs, set at either 10% or 12.5% depending on the country’s level of commitment to forced-labor import restrictions, took effect on July 24, 2026, and replaced the tariffs that had been imposed under Section 122. The Trump Administration has announced that it also plans to initiate new investigations related to excess capacity on “most major trading partners” under Section 301 of the same act, which will likely lead to additional tariffs.
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
As of June 30, 2026, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Sarah Gheuens, M.D., Ph.D. (Chief Medical Officer, Head of Research & Development)	Adoption (May 1, 2026)	Rule 10b5-1 trading arrangement	Sale	Through and including August 2, 2027	Up to 151,653 shares
Cecilia Jones (Chief Financial Officer)	Adoption (May 1, 2026)	Rule 10b5-1 trading arrangement	Sale	Through and including August 2, 2027	Up to 34,076 shares
Tsveta Milanova (Chief Commercial Officer)	Adoption (May 1, 2026)	Rule 10b5-1 trading arrangement	Sale	Through and including July 30, 2027	Up to 9,403 shares

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation	8-K	001-36014	July 30, 2013	3.1
3.2	Third Amended and Restated By-Laws	8-K	001-36014	March 3, 2023	3.1
10.1	Agios Pharmaceuticals, Inc. 2023 Stock Incentive Plan, as amended	S-8	333-296899	June 18, 2026	99.1
31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are not embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)					X

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

AGIOS PHARMACEUTICALS, INC.

July 30, 2026	By:	/s/ Brian Goff
Brian Goff Chief Executive Officer (principal executive officer)

July 30, 2026	By:	/s/ Cecilia Jones
Cecilia Jones Chief Financial Officer (principal financial officer)