Form 10-Q
period 2026-09-30
AGIOS PHARMACEUTICALS, INC.
filed 2026-11-05
CIK 1439222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 30, 2026: 59,809,651

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

AGIOS PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)
AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$128,549	$89,130
Marketable securities	501,460	765,295
Accounts receivable, net	25,254	10,577
Inventory	37,841	32,920
Contract assets	7,644	—
Prepaid expenses and other current assets	51,350	44,130
Total current assets	752,098	942,052
Marketable securities	277,009	310,013
Operating lease assets	20,488	30,454
Property and equipment, net	10,364	10,775
Other non-current assets	4,081	3,931
Total assets	$1,064,040	$1,297,225
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,929	$18,355
Accrued expenses	38,007	45,459
Operating lease liabilities	19,652	18,392
Total current liabilities	77,588	82,206
Operating lease liabilities, net of current portion	6,876	21,815
Other non-current liabilities	240	90
Total liabilities	84,704	104,111
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 75,997,301 shares issued and 59,780,890 outstanding at September 30, 2026, and 74,665,003 shares issued and 58,448,592 outstanding at December 31, 2025	76	75
Additional paid-in capital	2,612,601	2,555,037
Accumulated other comprehensive (loss) income	(4,291)	2,193
Accumulated deficit	(826,564)	(561,705)
Treasury stock, at cost (16,216,411 shares at September 30, 2026 and December 31, 2025)	(802,486)	(802,486)
Total stockholders’ equity	979,336	1,193,114
Total liabilities and stockholders’ equity	$1,064,040	$1,297,225
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Revenues:
Product revenue, net	$55,385	$12,880	$120,876	$34,061
Total revenue	55,385	12,880	120,876	34,061
Operating expenses:
Cost of sales	$2,525	$1,679	$6,840	$4,466
Research and development	73,487	86,796	255,389	251,479
Selling, general and administrative	56,533	41,274	156,384	128,670
Total operating expenses	132,545	129,749	418,613	384,615
Loss from operations	(77,160)	(116,869)	(297,737)	(350,554)
Royalty income from gain on sale of oncology business	2,969	—	2,969	—
Interest income, net	8,880	13,369	29,405	43,969
Other income, net	266	67	504	1,843
Net loss	$(65,045)	$(103,433)	$(264,859)	$(304,742)
Net loss per share - basic and diluted	$(1.09)	$(1.78)	$(4.46)	$(5.27)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	59,707,904	58,139,277	59,329,729	57,846,173
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net loss	$(65,045)	$(103,433)	$(264,859)	$(304,742)
Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale securities	(2,496)	1,396	(6,484)	3,569
Comprehensive loss	$(67,541)	$(102,037)	$(271,343)	$(301,173)
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2025	74,665,003	$75	$2,555,037	$2,193	$(561,705)	(16,216,411)	$(802,486)	$1,193,114
Unrealized loss on available-for-sale securities	—	—	—	(2,507)	—	—	—	(2,507)
Common stock issued under stock incentive plan and ESPP	892,746	1	2,077	—	—	—	—	2,078
Stock-based compensation expense	—	—	15,541	—	—	—	—	15,541
Net loss	—	—	—	—	(99,111)	—	—	(99,111)
Balance at March 31, 2026	75,557,749	$76	$2,572,655	$(314)	$(660,816)	(16,216,411)	$(802,486)	$1,109,115
Unrealized loss on available-for-sale securities	—	—	—	(1,481)	—	—	—	(1,481)
Common stock issued under stock incentive plan and ESPP	263,492	—	3,149	—	—	—	—	3,149
Stock-based compensation expense	—	—	15,941	—	—	—	—	15,941
Net loss	—	—	—	—	(100,703)	—	—	(100,703)
Balance at June 30, 2026	75,821,241	$76	$2,591,745	$(1,795)	$(761,519)	(16,216,411)	$(802,486)	$1,026,021
Unrealized loss on available-for-sale securities	—	—	—	(2,496)	—	—	—	(2,496)
Common stock issued under stock incentive plan and ESPP	176,060	—	4,184	—	—	—	—	4,184
Stock-based compensation expense	—	—	16,672	—	—	—	—	16,672
Net loss	—	—	—	—	(65,045)	—	—	(65,045)
Balance at September 30, 2026	75,997,301	$76	$2,612,601	$(4,291)	$(826,564)	(16,216,411)	$(802,486)	$979,336

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	Amount				Shares	Amount
Balance at December 31, 2024	73,372,696	$73	$2,493,811	$(1,518)	$(148,924)	(16,216,411)	$(802,486)	$1,540,956
Unrealized gain on available-for-sale securities	—	—	—	1,883	—	—	—	1,883
Common stock issued under stock incentive plan and ESPP	730,496	1	1,618	—	—	—	—	1,619
Stock-based compensation expense	—	—	11,359	—	—	—	—	11,359
Net loss	—	—	—	—	(89,289)	—	—	(89,289)
Balance at March 31, 2025	74,103,192	$74	$2,506,788	$365	$(238,213)	(16,216,411)	$(802,486)	$1,466,528
Unrealized gain on available-for-sale securities	—	—	—	290	—	—	—	290
Common stock issued under stock incentive plan and ESPP	151,764	—	65	—	—	—	—	65
Stock-based compensation expense	—	—	14,692	—	—	—	—	14,692
Net loss	—	—	—	—	(112,020)	—	—	(112,020)
Balance at June 30, 2025	74,254,956	$74	$2,521,545	$655	$(350,233)	(16,216,411)	$(802,486)	$1,369,555
Unrealized gain on available-for-sale securities	—	—	—	1,396	—	—	—	1,396
Common stock issued under stock incentive plan and ESPP	241,331	—	4,435	—	—	—	—	4,435
Stock-based compensation expense	—	—	12,377	—	—	—	—	12,377
Net loss	—	—	—	—	(103,433)	—	—	(103,433)
Balance at September 30, 2025	74,496,287	$74	$2,538,357	$2,051	$(453,666)	(16,216,411)	$(802,486)	$1,284,330
See accompanying Notes to Condensed Consolidated Financial Statements.

AGIOS PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2026	2025
Operating activities
Net loss	$(264,859)	$(304,742)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	4,165	3,911
Stock-based compensation expense	48,154	38,428
Net accretion of discount on marketable securities	(3,193)	(5,442)
Loss on disposal of property and equipment	—	304
Non-cash operating lease expense	9,966	9,229
Expense associated with license agreement	25,000	10,000
Realized gain on investments	(95)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(14,677)	(920)
Inventory	(4,921)	(4,418)
Contract assets	(7,644)	—
Prepaid expenses and other current and non-current assets	(7,370)	(2,227)
Accounts payable	984	2,891
Accrued expenses and other current liabilities	(7,452)	(9,644)
Income taxes payable	—	(871)
Operating lease liabilities	(13,679)	(12,473)
Other non-current liabilities	150	(790)
Net cash used in operating activities	(235,471)	(276,764)
Investing activities
Purchases of marketable securities	(387,252)	(480,681)
Proceeds from maturities and sales of marketable securities	680,895	780,985
Payments associated with license agreement	(25,000)	(10,000)
Purchases of property and equipment	(3,164)	(3,196)
Net cash provided by investing activities	265,479	287,108
Financing activities
Net proceeds from stock option exercises and employee stock purchase plan	9,411	6,119
Net cash provided by financing activities	9,411	6,119
Net change in cash and cash equivalents	39,419	16,463
Cash and cash equivalents at beginning of the period	89,130	76,247
Cash and cash equivalents at end of the period	$128,549	$92,710

Supplemental disclosure of non-cash investing and financing transactions
Additions to property and equipment in accounts payable	$873	$336
Exchanges of marketable securities	$2,229	$—
Net cash taxes paid	$328	$1,568

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
In addition, unless otherwise stated or the context indicates otherwise, all references in this Quarterly Report on Form 10-Q to “AQVESME® (mitapivat)” or “AQVESME®” refer to our U.S. Food and Drug Administration, or FDA, approved medicine for the treatment of anemia in adults with non-transfusion dependent and transfusion-dependent alpha- or beta-thalassemia in the United States; references to “PYRUKYND® (mitapivat)”, “PYRUKYND®”, or “mitapivat” refer to all other commercially available mitapivat products or mitapivat product candidates for which we are exploring further applications and indications, as the context requires.
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
The lead product candidate in our portfolio, mitapivat, is an activator of both wild-type and mutant pyruvate kinase, or PK, enzymes for the potential treatment of hemolytic anemias. Mitapivat is approved under the brand name AQVESME® in the United States for the treatment of anemia in adults with non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia. Mitapivat is approved under the brand name PYRUKYND®: in the United States for the treatment of hemolytic anemia in adults with PK deficiency; in the European Union, or EU, for the treatment of PK deficiency and for the treatment of non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia in adult patients; in the Kingdom of Saudi Arabia for the treatment of adults with non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia; in the United Arab Emirates for the treatment of non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia in adult patients; in Oman for the treatment of adult patients with non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia; and in Great Britain for the treatment of PK deficiency in adult patients.
We submitted a supplemental New Drug Application, or sNDA, for the U.S. accelerated approval of mitapivat in sickle cell disease, or SCD, in May 2026, which was accepted with priority review by the FDA and granted a Prescription Drug User Fee Act, or PDUFA, goal date of November 1, 2026. The PDUFA goal date was subsequently extended to February 1, 2027 following our response to an FDA information request to inform its evaluation as to whether a REMS is necessary for mitapivat in SCD. The response constituted a major amendment to the mitapivat sNDA, resulting in the three-month review extension. To support this accelerated approval pathway, we initiated REIGNITE, a phase 3 confirmatory trial designed to demonstrate the clinical benefit of mitapivat on reducing transfusion burden in patients with SCD aged 12 years or older. Additionally, in the second quarter of 2026, we filed for regulatory approval of mitapivat for the treatment of SCD in the Kingdom of Saudi Arabia.
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
Oscotec License Agreement
On June 1, 2026, we entered into a license agreement with Oscotec, a South Korean biopharmaceutical company, under which Agios acquired the worldwide rights (subject to Oscotec’s right to opt-in to develop and commercialize cevidoplenib in South

Korea) to develop, manufacture, and commercialize cevidoplenib as a potential treatment for ITP and other autoimmune indications. Because the acquired assets do not meet the definition of a business in accordance with ASC 805, Business Combinations, Agios accounted for the agreement as an asset acquisition.
In accordance with the agreement, in the three months ended June 30, 2026, Agios made an up-front payment to Oscotec and recognized in-process research and development of $25.0 million, which was recorded in research and development expense within our condensed consolidated statements of operations and classified as investing activities within our condensed consolidated statements of cash flows. In addition, Agios is responsible to pay up to $140.0 million in potential development and regulatory milestones in the U.S. and Europe, in addition to sales milestones as well as tiered royalties on future net sales, if any, of licensed products, which may be subject to specified reductions and offsets.
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
Upon consummation of the sale in August 2024, Royalty Pharma acquired 100% of the Vorasidenib Royalty Rights payments made by Servier on account of up to $1.0 billion in U.S. net sales for each calendar year. In addition, any such Vorasidenib Royalty Rights payments made by Servier on account of U.S. net sales in each calendar year in excess of $1.0 billion will be split, with Royalty Pharma having the rights to a 12% earn-out on those excess payments and Agios retaining the rights to a 3% earn-out on those excess payments, or the Retained Earn-Out Rights. Royalty income related to the Retained Earn-Out Rights will be recognized in the period when realizable. We recorded $3.0 million related to the Retained Earn-Out Rights within the royalty income from gain on sale of oncology business line item in our condensed consolidated statements of operations for the three and nine months ended September 30, 2026.
Basis of Presentation
The condensed consolidated balance sheets as of September 30, 2026, the condensed consolidated statements of operations, comprehensive loss and stockholders' equity for the three and nine months ended September 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of September 30, 2026, our results of operations and stockholders' equity for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. The financial data and other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and nine-month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period. The condensed consolidated balance sheet data as of December 31, 2025 was derived from our audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles, or U.S. GAAP. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 that was filed with the Securities and Exchange Commission on February 12, 2026.
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

Liquidity
As of September 30, 2026, we had cash, cash equivalents and marketable securities of $907.0 million. Although we have incurred recurring losses and expect to continue to incur losses for the foreseeable future, we expect our cash, cash equivalents and marketable securities to be sufficient to fund current operations for at least the next twelve months from the issuance of the financial statements. If we are unable to raise additional funds through equity or debt financings, we may be required to delay, limit, reduce or terminate product development or future commercialization efforts, or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
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
The following table summarizes our cash equivalents and marketable securities measured at fair value and by level on a recurring basis as of September 30, 2026:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$34,321	$18,453	$—	$52,774
Total cash equivalents	34,321	18,453	—	52,774

Marketable securities:
U.S. Treasuries	—	249,077	—	249,077
Government securities	—	124,390	—	124,390
Corporate debt securities	—	405,002	—	405,002
Total marketable securities	—	778,469	—	778,469
Total cash equivalents and marketable securities	$34,321	$796,922	$—	$831,243
Cash equivalents and marketable securities have been initially valued at the transaction price and are subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. After completing our validation procedures, we did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2026.
There have been no changes to the valuation methods during the nine months ended September 30, 2026, and we had no financial assets or liabilities that were classified as Level 3 at any point during the nine months ended September 30, 2026.

4. Marketable Securities
Our marketable securities are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and are recorded at fair value. Unrealized gains and losses are included as a component of accumulated other comprehensive (loss) income in the condensed consolidated balance sheets and statements of stockholders’ equity, and a component of total comprehensive loss in the condensed consolidated statements of comprehensive loss, until realized. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the condensed consolidated balance sheets with a corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive income, net of taxes. Realized gains and losses are included in investment income on a specific-identification basis. There were no material realized gains or losses on marketable securities for the three and nine months ended September 30, 2026 or 2025.
Marketable securities at September 30, 2026 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. Treasuries	$129,210	$26	$(198)	$129,038
Government securities	87,835	5	(156)	87,684
Corporate debt securities	285,525	20	(807)	284,738
Total current	502,570	51	(1,161)	501,460

Non-current:
U.S. Treasuries	121,718	—	(1,679)	120,039
Government securities	37,062	4	(360)	36,706
Corporate debt securities	121,410	8	(1,154)	120,264
Total non-current	280,190	12	(3,193)	277,009
Total marketable securities	$782,760	$63	$(4,354)	$778,469
Marketable securities at December 31, 2025 consisted of the following:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$750	$1	$—	$751
U.S. Treasuries	165,365	463	—	165,828
Government securities	110,182	92	(6)	110,268
Corporate debt securities	487,786	673	(11)	488,448
Total current	764,083	1,229	(17)	765,295

Non-current:
U.S. Treasuries	129,738	648	(1)	130,385
Government securities	54,527	31	(10)	54,548
Corporate debt securities	124,767	346	(33)	125,080
Total non-current	309,032	1,025	(44)	310,013
Total marketable securities	$1,073,115	$2,254	$(61)	$1,075,308
As of September 30, 2026 and December 31, 2025, we held both current and non-current investments. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale.
As of September 30, 2026 and December 31, 2025, we held 156 and 37 debt securities, respectively, that were in an unrealized loss position for less than one year. We did not record an allowance for credit losses as of September 30, 2026 and December 31, 2025 related to these securities. The aggregate fair value of debt securities in an unrealized loss position at

September 30, 2026 and December 31, 2025 was $663.2 million and $136.2 million, respectively. There were no individual securities that were in a significant unrealized loss position as of September 30, 2026 and December 31, 2025. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We do not consider these marketable securities to be impaired as of September 30, 2026 and December 31, 2025.
5. Inventory
Inventory, which consists of commercial supply of PYRUKYND® and AQVESME®, consisted of the following:

(In thousands)	September 30, 2026	December 31, 2025
Raw materials	$374	$88
Work-in-process	34,745	30,253
Finished goods	2,722	2,579
Total inventory	$37,841	$32,920
6. Leases
Our building leases are comprised of office and laboratory space under non-cancelable operating leases. These lease agreements have remaining lease terms of approximately one year and contain various clauses for renewal at our option. The renewal options were not included in the calculation of the operating lease assets and the operating lease liabilities as the renewal options are not reasonably certain of being exercised. The lease agreements do not contain residual value guarantees.
The components of lease expense and other information related to leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Operating lease costs	$3,807	$3,807	$11,420	$11,420
Cash paid for amounts included in the measurement of operating lease liabilities	5,064	4,916	15,134	14,664
We have not entered into any material short-term leases or financing leases as of September 30, 2026.
In arriving at the operating lease liabilities as of September 30, 2026 and December 31, 2025, we applied the weighted-average incremental borrowing rate of 5.7% for both periods over a weighted-average remaining lease term of 1.4 and 2.2 years, respectively.
As of September 30, 2026, undiscounted minimum rental commitments under non-cancelable leases were as follows:

(In thousands)
Remaining 2026	$3,378
2027	20,755
2028	3,479
Undiscounted minimum rental commitments	27,612
Interest	(1,084)
Operating lease liabilities	$26,528
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

In June 2026, we entered into a long-term sublease agreement for 12,995 square feet of the office space at 38 Sidney Street, Cambridge, Massachusetts, which began in July 2026 with the term of the lease running through February 2028.

We recorded operating sublease income of $0.3 million and less than $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $0.5 million and $1.8 million for the nine months ended September 30, 2026 and 2025, respectively, in other income, net in the condensed consolidated statements of operations. We hold security deposits from our sublessees of approximately $0.2 million, which is recorded within other non-current assets on our condensed consolidated balance sheet.

As of September 30, 2026, the future minimum lease payments to be received under the long-term sublease agreements were as follows:

(In thousands)
Remaining 2026	$260
2027	1,054
2028	178
Total	$1,492
7. Accrued Expenses
Accrued expenses consisted of the following:

(In thousands)	September 30, 2026	December 31, 2025
Accrued compensation	$19,073	$27,264
Accrued research and development costs	9,384	12,081
Accrued professional fees	3,552	3,613
Accrued other	5,998	2,501
Total accrued expenses	$38,007	$45,459
8. Product Revenue
We generate product revenue from sales of PYRUKYND® and AQVESME® in the United States to a limited number of specialty distributors and specialty pharmacy providers, and from sales of PYRUKYND® to Avanzanite and NewBridge outside of the United States, or collectively, the Customers. These Customers subsequently resell PYRUKYND® and AQVESME® to pharmacies or dispense PYRUKYND® and AQVESME® directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of PYRUKYND® and AQVESME®.
The performance obligation related to the sale of PYRUKYND® and AQVESME® is satisfied and revenue is recognized when the Customer obtains control of the product, which occurs at a point in time, typically upon delivery to the Customer.
Product revenue, net, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Product revenue, net
United States	$48,738	$12,320	$108,506	$33,197
Rest of world	6,647	560	12,370	864
Total product revenue, net	$55,385	$12,880	$120,876	$34,061
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
The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2026:

(In thousands)	Contractual Adjustments	Government Rebates	Returns/ Replacement/ Other	Total
Balance at December 31, 2025	$182	$1,274	$1,040	$2,496
Current provisions relating to sales in the current year	3,329	6,809	4,452	14,590
Adjustments relating to prior years	—	(113)	(370)	(483)
Payments/returns relating to sales in the current year	(2,787)	(2,995)	—	(5,782)
Payments/returns relating to sales in the prior years	(174)	(892)	(16)	(1,082)
Balance at September 30, 2026	$550	$4,083	$5,106	$9,739
Total revenue-related reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

(In thousands)	September 30, 2026	December 31, 2025
Reduction of accounts receivable	$518	$174
Reduction of contract assets	3,257	—
Component of accrued expenses	5,964	2,322
Total revenue-related reserves	$9,739	$2,496

The following table presents changes in our contract assets during the nine months ended September 30, 2026:

(In thousands)	December 31, 2025	Additions	Deductions	September 30, 2026
Accounts receivable, net (1)	$10,577	$124,198	$(109,521)	$25,254
Contract assets (2)	—	8,703	(1,059)	7,644
Total contract assets	$10,577	$132,901	$(110,580)	$32,898
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
As of September 30, 2026, the maximum number of shares reserved under the 2013 Plan, the 2023 Plan and the inducement grants described above was 13,124,298, and we had 4,101,325 shares available for future issuance under the 2023 Plan.
Stock options
The following table presents stock option activity for the nine months ended September 30, 2026:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2025	6,113,063	$39.62
Granted	851,777	29.98
Exercised	(195,618)	30.09
Cancelled/Forfeited	(221,212)	46.28
Expired	(137,127)	42.35
Outstanding at September 30, 2026	6,410,883	$38.34
Exercisable at September 30, 2026	4,682,168	$40.88
Vested and expected to vest at September 30, 2026	6,410,883	$38.34
At September 30, 2026, there was approximately $27.8 million of total unrecognized compensation expense related to unvested stock option awards, which we expect to recognize over a weighted-average period of approximately 2.45 years.

Restricted stock units
The following table presents RSU activity for the nine months ended September 30, 2026:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2025	2,007,463	$32.03
Granted	1,366,206	29.40
Vested	(909,955)	30.15
Forfeited	(233,036)	32.19
Unvested shares at September 30, 2026	2,230,678	$31.17
As of September 30, 2026, there was approximately $48.6 million of total unrecognized compensation expense related to RSUs, which we expect to recognize over a weighted-average period of approximately 1.92 years.
Performance-based stock units
The following table presents PSU activity for the nine months ended September 30, 2026:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2025	376,978	$32.55
Granted	83,500	29.20
Vested	(103,128)	31.69
Forfeited	(107,438)	33.19
Unvested shares at September 30, 2026	249,912	$31.52
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
Included in unvested shares were 166,412 shares with performance conditions that were considered probable of achievement at September 30, 2026, but which also have either a service period requirement or performance goal period through a later date, with 104,600 shares having a performance goal period through December 31, 2026 and 61,812 shares having a service period requirement until December 31, 2027. As of September 30, 2026, there was approximately $1.2 million of total unrecognized compensation expense related to these PSUs.
As of September 30, 2026, there was approximately $2.4 million of total unrecognized compensation expense related to PSUs with performance-based vesting criteria that are considered not probable of achievement.
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
The following table presents MSU activity for the nine months ended September 30, 2026:

	Number of Stock Units	Weighted-Average Grant Date Fair Value
Unvested shares at December 31, 2025	—	$—
Granted	131,500	49.34
Unvested shares at September 30, 2026	131,500	$49.34
As of September 30, 2026, there was $5.1 million of unrecognized compensation expense related to MSUs with market-based vesting criteria, which we expect to recognize over a weighted-average period of approximately 2.25 years.

Amended and Restated 2013 Employee Stock Purchase Plan
In June 2013, our Board of Directors adopted, and in July 2013 our stockholders approved, the 2013 Employee Stock Purchase Plan, or 2013 ESPP, which was further amended and restated by our Board of Directors in December 2024. We issued and sold 123,597 and 133,283 shares of common stock during the nine months ended September 30, 2026 and 2025, respectively, under the 2013 ESPP. The 2013 ESPP provides participating employees with the opportunity to purchase up to an aggregate of 2,363,636 shares of our common stock. As of September 30, 2026, we had 1,326,354 shares of common stock available for future issuance under the 2013 ESPP.
Stock-based compensation expense
Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Stock options	$4,218	$4,365	$14,670	$13,387
Restricted stock units	8,206	7,655	23,351	21,846
Performance-based stock units	3,260	—	7,492	2,188
Market-based stock units	577	—	1,341	—
Employee stock purchase plan	411	357	1,300	1,007
Total stock-based compensation expense	$16,672	$12,377	$48,154	$38,428

Expenses related to stock options and stock-based awards were allocated as follows in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Research and development expense	$6,116	$5,146	$18,626	$15,086
Selling, general and administrative expense	10,556	7,231	29,528	23,342
Total stock-based compensation expense	$16,672	$12,377	$48,154	$38,428
10. Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. For purposes of the dilutive net loss per share calculation, stock options, RSUs, PSUs and MSUs for which the performance and market vesting conditions, respectively, have been deemed probable, and 2013 ESPP shares are considered to be common stock equivalents, while PSUs and MSUs with performance and market vesting conditions, respectively, that were not deemed probable as of September 30, 2026 are not considered to be common stock equivalents.
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

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2026	2025
Stock options	6,410,883	6,271,947
Restricted stock units	2,230,678	2,055,122
Performance-based stock units	166,412	—
Employee stock purchase plan shares	—	81,191
Total common stock equivalents	8,807,973	8,408,260
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
The following table contains additional information on our consolidated revenue and net loss, including significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Product revenue, net - U.S.	$48,738	$12,320	$108,506	$33,197
Product revenue, net - Rest of world	6,647	560	12,370	864
PK activator (PYRUKYND®/AQVESME®) direct expenses - research and development	(21,733)	(30,533)	(71,487)	(81,663)
Compensation and related expenses - research and development	(28,661)	(30,299)	(95,802)	(90,883)
Total selling, general and administrative expenses	(56,533)	(41,274)	(156,384)	(128,670)
Other segment items*	(13,503)	(14,207)	(62,062)	(37,587)
Net loss	$(65,045)	$(103,433)	$(264,859)	$(304,742)
*Other segment items primarily include cost of sales, other research and development expenses, and interest income.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Information
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025, and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 12, 2026. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management, and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, selling, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” “vision,” “will,” “would” or the negatives of these words and similar expressions are intended to identify these forward-looking statements, although not all forward-looking statements contain these identifying words. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2025. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.
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
The lead product candidate in our portfolio, mitapivat, is an activator of both wild-type and mutant pyruvate kinase, or PK, enzymes for the potential treatment of hemolytic anemias. Mitapivat is approved under the brand name AQVESME® in the United States for the treatment of anemia in adults with non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia. Mitapivat is approved under the brand name PYRUKYND®: in the United States for the treatment of hemolytic anemia in adults with PK deficiency; in the European Union, or EU, for the treatment of PK deficiency and for the treatment of non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia in adult patients; in the Kingdom of Saudi Arabia for the treatment of adults with non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia; in the United Arab Emirates for the treatment of non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia in adult patients; in Oman for the treatment of adult patients with non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia; and in Great Britain for the treatment of PK deficiency in adult patients.
We submitted a supplemental New Drug Application, or sNDA, for the U.S. accelerated approval of mitapivat in sickle cell disease, or SCD, in May 2026, which was accepted with priority review by the FDA and granted a Prescription Drug User Fee Act, or PDUFA, goal date of November 1, 2026. The PDUFA goal date was subsequently extended to February 1, 2027 following our response to an FDA information request to inform its evaluation as to whether a REMS is necessary for mitapivat in SCD. The response constituted a major amendment to the mitapivat sNDA, resulting in the three-month review extension. To support this accelerated approval pathway, we initiated REIGNITE, a phase 3 confirmatory trial designed to demonstrate the clinical benefit of mitapivat on reducing transfusion burden in patients with SCD aged 12 years or older. Additionally, in the second quarter of 2026, we filed for regulatory approval of mitapivat for the treatment of SCD in the Kingdom of Saudi Arabia.
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
Oscotec License Agreement
On June 1, 2026, we entered into a license agreement with Oscotec, a South Korean biopharmaceutical company, under which Agios acquired the worldwide rights (subject to Oscotec’s right to opt-in to develop and commercialize cevidoplenib in South

Korea) to develop, manufacture, and commercialize cevidoplenib as a potential treatment for ITP and other autoimmune indications. Because the acquired assets do not meet the definition of a business in accordance with ASC 805, Business Combinations, Agios accounted for the agreement as an asset acquisition.
In accordance with the agreement, in the three months ended June 30, 2026, Agios made an up-front payment to Oscotec and recognized in-process research and development of $25.0 million, which was recorded in research and development expense within our condensed consolidated statements of operations and classified as investing activities within our condensed consolidated statements of cash flows. In addition, Agios is responsible to pay up to $140.0 million in potential development and regulatory milestones in the U.S. and Europe, in addition to sales milestones as well as tiered royalties on future net sales, if any, of licensed products, which may be subject to specified reductions and offsets.
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
Upon consummation of the sale in August 2024, Royalty Pharma acquired 100% of the Vorasidenib Royalty Rights payments made by Servier on account of up to $1.0 billion in U.S. net sales for each calendar year. In addition, any such Vorasidenib Royalty Rights payments made by Servier on account of U.S. net sales in each calendar year in excess of $1.0 billion will be split, with Royalty Pharma having the rights to a 12% earn-out on those excess payments and Agios retaining the rights to a 3% earn-out on those excess payments, or the Retained Earn-Out Rights. Royalty income related to the Retained Earn-Out Rights will be recognized in the period when realizable. We recorded $3.0 million related to the Retained Earn-Out Rights within the royalty income from gain on sale of oncology business line item in our condensed consolidated statements of operations for the three and nine months ended September 30, 2026.
Financial Operations Overview
General
Since inception, our operations have primarily focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in cellular metabolism and classical hematology, identifying potential product candidates, undertaking preclinical studies, conducting clinical trials, establishing a commercial infrastructure, preparing for and executing on the commercial launches of PYRUKYND® and AQVESME® and, prior to the sale of our oncology business to Servier in March 2021, marketing TIBSOVO® and IDHIFA®. Through March 2021, we financed our operations primarily through proceeds from the sale of our royalty rights, commercial sales of TIBSOVO®, funding received from our collaboration agreements, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings. Following the sale of our oncology business to Servier in March 2021, we have financed and expect to continue to finance our operations primarily through cash on hand, potential royalty payments with respect to the Retained Earn-Out Rights, the actual and potential future sales of PYRUKYND® and AQVESME® and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings.
Additionally, since inception, we have historically incurred significant operating losses. Our net loss for the nine months ended September 30, 2026 was $264.9 million and for the nine months ended September 30, 2025 was $304.7 million. As of September 30, 2026, we had an accumulated deficit of $826.6 million. We expect to continue to incur significant expenses and net losses until such time we are able to report profitable results. We may never achieve or maintain profitability, and our net losses may fluctuate significantly from year to year. We expect that we will continue to incur significant expenses as we continue to advance and expand our commercialization activities for PYRUKYND® and AQVESME®; continue to advance clinical development and regulatory activities for mitapivat, AG-181, AG-236 and cevidoplenib; expand and protect our intellectual property portfolio, including by in-licensing or acquiring assets for pipeline growth; and hire additional commercial and development personnel.

Revenues
Our wholly owned product, PYRUKYND®, received approval from the FDA on February 17, 2022, for the treatment of hemolytic anemia in adults with PK deficiency in the United States. Our wholly owned product, AQVESME®, received approval from the FDA on December 23, 2025, for the treatment of anemia in both non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia in the United States. Upon FDA approval of PYRUKYND® and AQVESME® in the United States, we began generating product revenue from sales of PYRUKYND® and AQVESME®, respectively. We sell PYRUKYND® and AQVESME® in the United States to a limited number of specialty distributors and specialty pharmacy providers. These customers subsequently resell PYRUKYND® and AQVESME® to pharmacies or dispense PYRUKYND® and AQVESME® directly to patients. In addition to distribution agreements with these customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of PYRUKYND® and AQVESME®.
In July 2024, we entered into a distribution agreement, or the NewBridge Agreement, with NewBridge Pharmaceuticals FZ-LLC, or NewBridge, pursuant to which we granted NewBridge the right to commercialize PYRUKYND® in Bahrain, Kuwait, Oman, Qatar, Saudi Arabia, and the United Arab Emirates, together referred to as the Gulf Cooperation Council, or GCC. NewBridge was acquired by DKSH Holding AG in October 2026. In June 2025, we entered into a distribution agreement, or the Avanzanite Agreement, with Avanzanite Bioscience B.V., or Avanzanite, pursuant to which we granted Avanzanite the right to commercialize PYRUKYND® in the European Economic Area, Switzerland, and the U.K. For further discussion of our revenue recognition policy, see Note 8, Product Revenue, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
In the future, we expect to continue to generate revenue from product sales of PYRUKYND® and AQVESME®. We may also generate revenue from milestone payments, up-front payments or royalties on product sales under collaborations or licensing agreements that we may enter into in the future.

Cost of Sales
Cost of sales consists primarily of manufacturing costs for sales of PYRUKYND® and AQVESME®. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of PYRUKYND® and AQVESME® recorded during the three and nine months ended September 30, 2026 and 2025 were expensed prior to applicable regulatory approval, and, therefore, are not included in cost of sales during the three and nine months ended September 30, 2026 and 2025. The amounts excluded from cost of sales were not significant during the three and nine months ended September 30, 2026 and 2025.
Inventories are reviewed periodically to identify excess or obsolete inventory based on projected sales activity as well as product shelf-life. Expired inventory is disposed of, and the related costs are recognized as cost of sales in our consolidated statements of operations, when, based on the expiry date, we do not believe we are able to sell the inventory. We have not reserved for excess or obsolete inventory during the three and nine months ended September 30, 2026 and 2025.

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
•submitting for and receiving marketing approvals from applicable regulatory authorities;
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
The following summarizes our products and most advanced programs:
PYRUKYND®/AQVESME® (mitapivat): First-in-Class PK Activator
Mitapivat is an orally available small molecule and a potent activator of the wild-type and mutated PK enzymes. Mitapivat is approved under the brand name AQVESME® in the United States for the treatment of anemia in adults with non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia, and is the only FDA-approved medicine for anemia in both non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia. We commercially launched AQVESME® in the United States in late January 2026 following our implementation of a Risk Evaluation and Mitigation Strategy, or REMS, to mitigate the risk of hepatocellular injury. Mitapivat will continue to be marketed as PYRUKYND® in the United States for the PK deficiency indication, which does not require a REMS. The AQVESME® REMS requires liver tests prior to the first AQVESME® dose, every four weeks thereafter for 24 weeks, and then as clinically indicated. It also includes education and certification requirements for patients, prescribing physicians, and pharmacists, which are common components of REMS.
Mitapivat is approved under the brand name PYRUKYND® in the United States for the treatment of hemolytic anemia in adults with PK deficiency; in the EU for the treatment of PK deficiency and for the treatment of non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia in adult patients; in the Kingdom of Saudi Arabia for the treatment of adults with non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia; in the United Arab Emirates for the treatment of non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia in adult patients; in Oman for the treatment of adult patients with non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia; and in Great Britain for the treatment of PK deficiency in adult patients.
We submitted an sNDA for the U.S. accelerated approval of mitapivat in SCD in May 2026, which was accepted with priority review by the FDA and granted a PDUFA goal date of November 1, 2026. The PDUFA goal date was subsequently extended to February 1, 2027 following our response to an FDA information request to inform its evaluation as to whether a REMS is necessary for mitapivat in SCD. The response constituted a major amendment to the mitapivat sNDA, resulting in the three-month review extension. To support this accelerated approval pathway, we initiated REIGNITE, a phase 3 confirmatory trial designed to demonstrate the clinical benefit of mitapivat on reducing transfusion burden in patients with SCD aged 12 years or older. Additionally, in the second quarter of 2026 we filed for regulatory approval of mitapivat for the treatment of SCD in the Kingdom of Saudi Arabia.
Mitapivat has received orphan drug designation from the FDA for the treatment of thalassemia and SCD, and orphan medicinal product designation from the European Medicines Agency, or EMA, for the treatment of SCD. Additionally, mitapivat was granted orphan drug designation for the treatment of PK deficiency by the FDA and EMA.
We have full ownership rights to PYRUKYND® and AQVESME® and expect to fund the future development and commercialization costs related to PYRUKYND® and AQVESME®. We built our commercial infrastructure to support the commercialization of PYRUKYND® in adult PK deficiency in the United States, and expanded this infrastructure to support the commercial launch of AQVESME® in thalassemia in the United States and the potential commercial launch of mitapivat in SCD in the United States. In July 2024, we entered into the NewBridge Agreement, pursuant to which we granted NewBridge the right to commercialize PYRUKYND® in the GCC region. NewBridge was acquired by DKSH Holding AG in October 2026. In June 2025, we entered into the Avanzanite Agreement, pursuant to which we granted Avanzanite the right to commercialize PYRUKYND® in the European Economic Area, Switzerland, and the United Kingdom. Under the NewBridge Agreement and the Avanzanite Agreement, we rely on NewBridge and Avanzanite, respectively, to assist with regulatory filings, prepare applications for pricing and reimbursement approval, negotiate with payors, conduct medical affairs activities and import, distribute, promote and commercialize our products in accordance with applicable law in the applicable jurisdictions.
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
•ENERGIZE-Kids and ENERGIZE-Kids-T, double-blind randomized phase 3 studies evaluating the efficacy and safety of mitapivat in pediatric patients with alpha- or beta-non-transfusion-dependent thalassemia and transfusion-dependent thalassemia, respectively. The primary endpoint of ENERGIZE-Kids is percentage of patients who achieve ≥= 1.0 g/dL increase in average hemoglobin concentration from Week 12 through Week 24 compared with baseline. The primary endpoint of ENERGIZE-Kids-T is percentage of patients who achieve ≥50 percent reduction in transfused red blood cell volume in any consecutive 12-week period through Week 48 compared with historical red blood cell transfusion volume and standardized to 12 weeks. These studies are currently enrolling patients.
•A rollover study to provide continued access to mitapivat for participants who previously participated in an Agios-sponsored mitapivat study.
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
Other Programs
•We entered into a license agreement with Alnylam for the development and commercialization of products containing or comprised of an siRNA preclinical development candidate discovered by Alnylam and targeting the TMPRSS6 gene, and we are developing a product candidate, AG-236, for the potential treatment of patients with PV. We filed an IND with the FDA for AG-236 for the treatment of PV, which cleared in June 2025, and initiated a phase 1 clinical trial evaluating AG-236 in healthy volunteers in July 2025. In June 2026, we announced topline results from the phase 1 clinical trial, which demonstrated dose-dependent hepcidin induction, sustained activity across doses, rapid and sustained biomarker changes and no dose-limiting toxicities. We expect to initiate the phase 2 portion of a phase 2/3 trial of AG-236 in patients with PV in the second half of 2026.
•In June 2026, we entered into a license agreement with Oscotec for the development, manufacture and commercialization of cevidoplenib, a novel, highly selective, oral SYK inhibitor in-licensed from Oscotec for the potential treatment of ITP and other autoimmune indications. We expect to initiate a phase 3 clinical trial of cevidoplenib in patients with ITP in the first half of 2028, following completion of additional chemistry, manufacturing and controls development work.
•We are developing AG-181, a PAH stabilizer for the potential treatment of PKU, for which we filed an IND in December 2023. We initiated a phase 1 clinical trial of AG-181 in healthy volunteers in the first quarter of 2024, initiated the multiple ascending dose portion of the trial in the second quarter of 2025, and completed the trial in December 2025. We initiated a phase 1b trial of AG-181 in patients with PKU in the first half of 2026 and expect to confirm proof of mechanism in the second half of 2026.
•In May 2026, we announced that we will not advance tebapivat in lower-risk myelodysplastic syndromes, or LR-MDS, as results from the phase 2b trial of tebapivat in LR-MDS did not meet our predefined threshold to support further development in the indication. Subsequently, in July 2026, we announced that we will not continue development of tebapivat in SCD, as results from the phase 2 trial of tebapivat in SCD did not establish sufficient differentiation from other PK activators that we believe necessary to support continued development.
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
We anticipate that our selling, general and administrative expenses will increase in the future to support continued research and development activities, and ongoing and future commercialization activities related to our portfolio, including the ongoing commercialization of PYRUKYND®, AQVESME® and any of our other product candidates, which may include the hiring of additional personnel.
Critical Accounting Estimates
Our critical accounting estimates are those which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We have determined that our most critical accounting estimates are those relating to revenue recognition, accrued research and development expenses and stock-based compensation. As of September 30, 2026, there have been no material changes to our existing critical accounting estimates discussed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations
Comparison of the three and nine months ended September 30, 2026 and 2025
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Revenues:
Product revenue, net
United States	$48,738	$12,320	$108,506	$33,197
Rest of world	6,647	560	12,370	864
Total product revenue, net	55,385	12,880	120,876	34,061
Total revenue	$55,385	$12,880	$120,876	$34,061
Total Revenue - Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025 – The increase in total revenue of $42.5 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to an increase of $36.4 million in United States product revenue, principally driven by AQVESME® sales, which we began recognizing product revenue for in the first quarter of 2026.

Total Revenue - Nine Months Ended September 30, 2026 vs. Nine Months Ended September 30, 2025 – The increase in total revenue of $86.8 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was due to an increase of $75.3 million in United States product revenue and an increase of $11.5 million in rest of world product revenue. The increase in United States product revenue was primarily due to AQVESME® sales, for which we began recognizing product revenue in the first quarter of 2026, and increased volume associated with PYRUKYND®. The increase in rest of world product revenue was primarily due to sales associated with the Avanzanite Agreement and increased volume associated with the NewBridge Agreement discussed above in Overview.
Total Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Operating expenses:
Cost of sales	$2,525	$1,679	$6,840	$4,466
Research and development	73,487	86,796	255,389	251,479
Selling, general and administrative	56,533	41,274	156,384	128,670
Total operating expenses	$132,545	$129,749	$418,613	$384,615
Total Operating Expenses - Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025 – The increase in total operating expenses of $2.8 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to an increase in selling, general and administrative expenses of $15.3 million, driven by an increase in commercial-related activities as we execute our launch of AQVESME® in thalassemia and prepare for our potential launch of mitapivat in SCD, partially offset by a decrease in research and development expenses of $13.3 million, which is described below under Research and Development Expenses.
Total Operating Expenses - Nine Months Ended September 30, 2026 vs. Nine Months Ended September 30, 2025 – The increase in total operating expenses of $34.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to an increase in selling, general and administrative expenses of $27.7 million, driven by an increase in commercial-related activities as we execute our launch of AQVESME® in thalassemia and prepare for our potential launch of mitapivat in SCD, and an increase in stock compensation expense.

Research and Development Expenses
Our research and development expenses, by major program, are outlined in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
PK activator (PYRUKYND®/AQVESME®)	$21,733	$30,533	$71,487	$81,663
Novel PK activator (tebapivat)	5,898	8,498	18,127	21,738
PAH stabilizer (AG-181)	610	1,734	1,916	3,780
siRNA targeting TMPRSS6 (AG-236)	4,787	3,432	9,334	7,354
In-process research and development	—	—	25,000	10,000
Other research and platform programs	2,239	1,502	4,288	4,372
Total direct research and development expenses	35,267	45,699	130,152	128,907
Compensation and related expenses	28,661	30,299	95,802	90,883
Facilities and IT related expenses & other	9,559	10,798	29,435	31,689
Total indirect research and development expenses	38,220	41,097	125,237	122,572
Total research and development expense	$73,487	$86,796	$255,389	$251,479

Total Research and Development Expenses - Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025 – The decrease in total research and development expenses of $13.3 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to a $10.4 million decrease in our direct expenses. The decrease in direct expenses was primarily due to a decrease in PYRUKYND®/AQVESME® costs of $8.8 million driven principally by lower process development expenses and lower clinical trial costs associated with thalassemia, and a decrease in tebapivat costs of $2.6 million primarily due to lower process development expenses.

Total Research and Development Expenses - Nine Months Ended September 30, 2026 vs. Nine Months Ended September 30, 2025 – The increase in total research and development expenses of $3.9 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was due to a $2.7 million increase in our indirect expenses and a $1.2 million increase in our direct expenses. The increase in our indirect expenses was primarily due to higher compensation and related expenses driven principally by an increase in stock compensation expenses. The increase in direct expenses was primarily due to an increase in in-process research and development of $15.0 million, driven by the $25.0 million up-front payment associated with the agreement with Oscotec discussed above under Overview, partially offset by a decrease in PYRUKYND®/AQVESME® costs of $10.2 million, principally driven by lower clinical trial costs associated with PK deficiency and lower process development expenses, and a decrease in tebapivat costs of $3.6 million principally driven by lower clinical trial costs associated with LR-MDS.
Other Income and Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Royalty income from gain on sale of oncology business	$2,969	$—	$2,969	$—
Interest income, net	8,880	13,369	29,405	43,969
Other income, net	266	67	504	1,843
Other Income and Expense - Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025 – The increase in royalty income from gain on sale of oncology business was due to royalty income related to the Retained Earn-Out Rights discussed above in Overview. The decrease in interest income, net was primarily due to a lower investment balance in the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Other Income and Expense - Nine Months Ended September 30, 2026 vs. Nine Months Ended September 30, 2025 – The increase in royalty income from gain on sale of oncology business was due to royalty income related to the Retained Earn-Out Rights discussed above in Overview. The decrease in interest income, net was primarily due to a lower investment balance in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Net Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net loss	$(65,045)	$(103,433)	$(264,859)	$(304,742)
Net Loss - Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025 – The decrease in net loss for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily driven by the increase in product revenue discussed above under Revenues and the decrease in research and development expenses discussed above under Research and Development Expenses, partially offset by the increase in selling, general and administrative expenses discussed above under Total Operating Expenses and the decrease in interest income, net discussed above in Other Income and Expense.

Net Loss - Nine Months Ended September 30, 2026 vs. Nine Months Ended September 30, 2025 – The decrease in net loss for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by the increase in product revenue discussed above under Revenues, partially offset by the increase in selling, general and administrative expenses discussed above under Total Operating Expenses and the decrease in interest income, net discussed above in Other Income and Expense.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, and through March 2021, we financed our operations primarily through proceeds from the sale of our royalty rights, commercial sales of TIBSOVO®, funding received from our collaboration agreements, private placements of our preferred stock, our initial public offering of our common stock and concurrent private placement of common stock to an affiliate of Celgene, and our follow-on public offerings. Following the sale of our oncology business to Servier in March 2021, we have financed and expect to continue to finance our operations primarily through cash on hand, potential royalty payments with respect to the Retained Earn-Out Rights, the actual and potential future sales of PYRUKYND® and AQVESME® and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings.
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
Upon consummation of the sale in August 2024, Royalty Pharma acquired 100% of the Vorasidenib Royalty Rights payments made by Servier on account of up to $1.0 billion in U.S. net sales for each calendar year. In addition, any such Vorasidenib Royalty Rights payments made by Servier on account of U.S. net sales in each calendar year in excess of $1.0 billion will be split, with Royalty Pharma having the rights to a 12% earn-out on those excess payments and Agios retaining the rights to a 3% earn-out on those excess payments, or the Retained Earn-Out Rights. Royalty income related to the Retained Earn-Out Rights will be recognized in the period when realizable. We recorded $3.0 million related to the Retained Earn-Out Rights within the royalty income from gain on sale of oncology business line item in our condensed consolidated statements of operations for the three and nine months ended September 30, 2026.
Our cash, cash equivalents and marketable securities balance was $907.0 million at September 30, 2026. The Retained Earn-Out Rights discussed above are our only committed potential external sources of funds. We cannot predict what further success, if any, Servier may have in the United States with respect to the sale of vorasidenib, and consequently, we cannot estimate the amount of payments, if any, we may in the future receive on account of the Retained Earn-Out Rights.

Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(In thousands)	2026	2025
Net cash used in operating activities	$(235,471)	$(276,764)
Net cash provided by investing activities	265,479	287,108
Net cash provided by financing activities	9,411	6,119
Net change in cash and cash equivalents	$39,419	$16,463
Net cash used in operating activities. Cash used in operating activities of $235.5 million during the nine months ended September 30, 2026 was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received from product revenues of $106.8 million and interest income of $32.3 million.
Cash used in operating activities of $276.8 million during the nine months ended September 30, 2025 was primarily due to operating expenses driven by research and development costs described above under Research and Development Expenses, partially offset by cash received from interest income of $45.8 million and product revenues of $35.8 million.
Net cash provided by investing activities. Cash provided by investing activities of $265.5 million during the nine months ended September 30, 2026 was primarily due to higher proceeds from maturities and sales of marketable securities than purchases of marketable securities.
Cash provided by investing activities of $287.1 million during the nine months ended September 30, 2025 was primarily due to higher proceeds from maturities and sales of marketable securities than purchases of marketable securities.
Net cash provided by financing activities. Cash provided by financing activities of $9.4 million during the nine months ended September 30, 2026 was due to net proceeds received from stock option exercises and purchases made pursuant to our Amended and Restated 2013 Employee Stock Purchase Plan, or 2013 ESPP.

Cash provided by financing activities of $6.1 million during the nine months ended September 30, 2025, was due to net proceeds received from stock option exercises and purchases made pursuant to our 2013 ESPP.
Funding Requirements
We expect our expenses to increase as we continue the research, development and clinical trials of, seek marketing approvals for, and commercialize our product candidates in our portfolio, including as we continue to commercialize PYRUKYND® and AQVESME® for their approved indications. If we obtain additional marketing approvals for mitapivat in SCD or in other indications, or for any of our other product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.
We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2026, together with anticipated product revenue and interest income, will provide the financial independence to execute the U.S. commercial launch of AQVESME® in thalassemia, prepare for the potential U.S. commercial launch of mitapivat in SCD, and progress our pipeline. Our expectations regarding our long-term funding requirements are based on assumptions that may prove to be wrong, and we may need additional capital resources to fund our operating plans and capital expenditure requirements.
Our future capital requirements will depend on many factors, including:
•the amount and timing of future revenue received from commercial sales of PYRUKYND®, AQVESME® or any of our other product candidates for which we may receive marketing approval;
•the amount of future payments, if any, we may receive on account of the Retained Earn-Out Rights;
•the costs and timing of our ongoing and future commercialization activities, including product manufacturing, sales, marketing and distribution for PYRUKYND® and AQVESME® in the approved jurisdictions and indications and for any product candidate for which we may receive approval;
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs primarily through cash on hand, potential royalty payments with respect to the Retained Earn-Out Rights, the actual and potential future sales of PYRUKYND® and AQVESME® and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We do not have any committed external source of funds other than the Retained Earn-Out Rights and we cannot be certain we will ever receive any future payments as a result of the Retained Earn-Out Rights. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures or declaring dividends.
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
During the nine months ended September 30, 2026, there were no other material changes to our contractual obligations and commitments described under Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates. As of September 30, 2026 and December 31, 2025, we had cash, cash equivalents and marketable securities of $907.0 million and $1.2 billion, respectively, consisting primarily of investments in U.S. Treasuries, government securities, corporate debt securities and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate and uniform 100 basis point change in interest rates would have a material effect on the fair market value of our investment portfolio.
We are also exposed to market risk related to changes in foreign currency exchange rates. We have contracts with CROs and contract manufacturing organizations that are located in Asia and Europe and are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2026 and December 31, 2025, we had minimal or no liabilities denominated in foreign currencies.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures.

Based on that evaluation of our disclosure controls and procedures as of September 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to the Discovery, Development, and Commercialization of our Products and Product Candidates
If we do not successfully commercialize PYRUKYND®, AQVESME® and other products for which we receive approval, our prospects may be substantially harmed.
Our ability to generate meaningful revenue from PYRUKYND® and AQVESME® will depend heavily on our successful development and commercialization of the product. We generated $120.9 million and $34.1 million of net product revenues from sales of PYRUKYND® and AQVESME® in the nine months ended September 30, 2026 and 2025, respectively. We commercially launched AQVESME® in the United States in late January 2026. In connection with our regulatory approvals in the EU, Great Britain, Saudi Arabia, the United Arab Emirates and Oman, we are currently providing access to PYRUKYND® through the Avanzanite Agreement and the NewBridge Agreement, as applicable, and on a for charge and free of charge basis for eligible patients in those jurisdictions and other jurisdictions through a global managed access program. Revenues associated with the NewBridge Agreement, the Avanzanite Agreement and our global managed access program are included in the rest of world product revenue line within Results of Operations. We continue to evaluate other options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities.
The development and commercialization of PYRUKYND® or AQVESME® could be unsuccessful if:
•the medical community and third-party payors do not accept PYRUKYND® or AQVESME® as safe, efficacious and cost-effective in the approved jurisdictions and indications;
•we fail to maintain the necessary financial resources and expertise to manufacture, market and sell PYRUKYND® or AQVESME®;
•we fail to develop, implement and maintain effective marketing, sales and distribution strategies and operations for the development and commercialization of PYRUKYND® or AQVESME®, including PYRUKYND® under the NewBridge Agreement and the Avanzanite Agreement;
•we fail to continue to develop, validate and maintain commercially viable manufacturing processes for PYRUKYND® or AQVESME® that are compliant with current good manufacturing practices, or cGMP;
•we fail to successfully obtain third party reimbursement and generate and sustain commercial demand that results in expected sales of PYRUKYND® or AQVESME®;
•PYRUKYND® or AQVESME® become subject to unfavorable pricing regulations and third-party reimbursement practices;
•we encounter any third-party patent interference, derivation, inter partes review, post-grant review, reexamination or patent infringement claims with respect to PYRUKYND® or AQVESME®;
•we fail to comply with regulatory and legal requirements applicable to the sale of PYRUKYND® or AQVESME®;
•competing drug products are approved for the same indications or in the same jurisdictions as PYRUKYND® or AQVESME®;
•significant safety, manufacturing and/or quality risks are identified;
•PYRUKYND® or AQVESME® fail to gain and/or maintain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community;
•a significant number of eligible patients are not prescribed PYRUKYND® or AQVESME® and, if they are, such patients do not stay on treatment;
•the product does not demonstrate acceptable safety and efficacy in current or future clinical trials, or otherwise does not meet applicable regulatory standards for approval in other indications; or
•the requirements of the AQVESME® REMS make it more difficult and/or time-consuming for physicians to prescribe AQVESME® and for patients to subsequently use AQVESME®.

If we experience significant delays or an inability to successfully develop and commercialize PYRUKYND® and AQVESME®, our business would be materially harmed.
We depend heavily on the success of our clinical-stage product candidates, including the potential approval of mitapivat for the treatment of SCD in the United States and in other jurisdictions outside of the United States. Clinical trials of our product candidates may not be successful for a number of important reasons. If we or our collaborators are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
We have invested a significant portion of our efforts and financial resources in the identification of our product candidates and the development of our most advanced clinical programs. Our ability to generate meaningful product revenue will depend heavily on the successful clinical development and eventual commercialization of our current and any future product candidates, including mitapivat. We cannot be certain that we will obtain marketing approval of mitapivat for SCD in the United States or in other jurisdictions outside of the United States, nor can we be certain that we will obtain marketing approval of any other product candidate for any other indication.
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
•if our product candidates have undesirable side effects, it could result in a more restrictive label or the addition of safety warnings, or it could result in the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. For example, the U.S. Prescribing Information, or USPI, for PYRUKYND® includes a warning regarding the risk of potential hepatocellular injury, and the USPI for AQVESME® contains a boxed warning regarding the potential for hepatocellular injury. In addition, the FDA has required and might in the future require the development and submission of REMS for our products. For example, to mitigate the risk of hepatocellular injury, AQVESME® is available only through the REMS approved by the FDA;
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
PYRUKYND®, AQVESME® or any of our product candidates that may receive marketing approval in the future, may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.
PYRUKYND®, AQVESME® or any of our product candidates that may receive marketing approval in the future, may fail to gain and/or maintain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community, which could limit our ability to generate product revenue and impact our ability to become profitable. The degree of market acceptance of PYRUKYND®, AQVESME® and any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
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
•product labeling or product insert requirements of the FDA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling, such as the USPI for AQVESME® containing a boxed warning regarding the potential for hepatocellular injury and the USPI for PYRUKYND® including warning regarding the risk of potential hepatocellular injury; and
•a requirement to implement a REMS, such as the REMS required for AQVESME®. Failure of physicians, prescribers, pharmacies or patients to enroll in our REMS program or to successfully complete and comply with its requirements may result in regulatory action from the FDA or decreased sales of AQVESME®.
If we are unable to maintain sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing PYRUKYND®, AQVESME® or any of our product candidates if they are approved.
We have limited experience in the sale, marketing and distribution of pharmaceutical products. To achieve commercial success for approved medicines for which we retain sales and marketing responsibilities, we must either continue to develop our sales and marketing organization or outsource these functions to other third parties. We have established sales and marketing capabilities to support our commercialization of PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States and expanded these capabilities to support the commercial launch of AQVESME® for the treatment of anemia in adults with non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia in the United States and for the potential approval of mitapivat for the treatment of SCD.
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
If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability of product revenue to us are likely to be lower than if we were to market and sell any medicines that we develop ourselves. In addition, we may not be successful in entering into such arrangements with third parties or we may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our medicines effectively. If we do not establish or maintain sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing PYRUKYND®, AQVESME® or any of our product candidates for which we obtain marketing approval.
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
Our ability to successfully in-license or acquire assets and develop product candidates following such transactions is unproven. If we do identify additional suitable candidates or assets for in-licensing transactions or acquisitions, we may not be able to make such transactions on favorable terms, or at all. Such transactions may require us to relinquish rights to develop product candidates in certain indications, limit our ability to pursue certain targets or require us to make significant milestone or royalty payments to third parties upon achievement of certain events. For example, we are responsible for paying up to $130.0 million in potential development and regulatory milestones, in addition to sales milestones as well as tiered royalties on annual net sales, if any, of any licensed products, under our license agreement with Alnylam. We are also responsible for paying up to $140.0 million in potential development and regulatory milestone payments, in addition to sales milestone payments as well as tiered royalties on future net sales, if any, of licensed products under our license agreement with Oscotec. Further, any in-licensing transactions or acquisitions we undertake may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or an in-licensing transaction or issue our common stock or other equity securities to the stockholders of the counterparty, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business, product or technology that are not covered by the indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Such transactions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot ensure that following any transaction we would achieve the expected synergies to justify the transactions. We cannot predict the number, timing or size of future transactions or the effect that any such transactions might have on our operating results.
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
We or others may later discover that PYRUKYND®, AQVESME® or any of our product candidates that may receive marketing approval in the future, is less effective than previously believed or causes undesirable side effects that were not previously identified, which could compromise our ability, or that of any collaborators, to market the product.
It is possible that our clinical trials, or those of any collaborators, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, including PYRUKYND® and AQVESME®, we, or others, discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:
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
For example, the USPI for PYRUKYND® includes a warning regarding the risk of potential hepatocellular injury, and the USPI for AQVESME® contains a boxed warning regarding the potential for hepatocellular injury. In addition, to mitigate the risk of hepatocellular injury, AQVESME® is available only through the REMS program approved by the FDA. If we are unable to comply with any REMS imposed on any of our products, we may face additional restrictions, limitations or substantial penalties, any of which may materially adversely affect our business and results of operations. We cannot predict whether the FDA will request, seek to require or ultimately require modifications to, or impose additional requirements on, the AQVESME® REMS. Finally, we responded to a request from the FDA to inform its evaluation as to whether a REMS is necessary for mitapivat in SCD. Our response constituted a major amendment to the mitapivat sNDA, resulting in an extension of our PDUFA goal date to February 1, 2027.
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
We face competition with respect to PYRUKYND®, AQVESME®, mitapivat, AG-181, AG-236, cevidoplenib and our other product candidates, and we will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. Potential competitors may include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the indications for which we are developing our product or our product candidates, such as PK deficiency, thalassemia, SCD, PKU, PV and ITP. For example, Merck and Bristol-Myers Squibb Company, or BMS, are marketing a therapy to treat beta-thalassemia, and are conducting a clinical trial for alpha thalassemia patients that are erythropoiesis-stimulating agent naïve and non-transfusion-dependent; Novartis International AG is marketing therapies for SCD, PV and ITP and has another molecule in clinical trials to treat SCD and ITP; Takeda is marketing a treatment for erythrocytosis in adults with PV; Emmaus Life Sciences is marketing a therapy to treat SCD; BioMarin Pharmaceutical Inc. is marketing and conducting clinical trials for therapies to treat PKU; PTC has an approved treatment for PKU; Pfizer, CSL Behring, Beam Therapeutics, Inc., and Cellarity, Inc. are conducting clinical trials for therapies in SCD; Novo Nordisk A/S is conducting clinical trials for the treatment of alpha- and beta-thalassemia and SCD; Sanofi is marketing a therapy to treat ITP and conducting clinical trials for a therapy in SCD; Genetix Biotherapeutics Inc. (formerly bluebird bio) is marketing a gene therapy to treat transfusion-dependent beta-thalassemia and SCD; Vertex, with CRISPR, is marketing a gene therapy targeting SCD and transfusion-dependent beta-thalassemia; DISC Medicine, Inc., or DISC, is conducting a clinical trial for a potential treatment for SCD and PV; BMS is conducting clinical trials for a potential treatment for SCD; Argenx SE is marketing a therapy and conducting clinical trials for a therapy in ITP; Rigel Pharmaceuticals, Inc. is marketing a therapy to treat ITP; Takeda is conducting clinical trials for a potential treatment for ITP; Otsuka Pharmaceutical Co., Ltd., NGGT Inc., and Maze Therapeutics, Inc. are conducting clinical trials for potential treatments for PKU; PharmaEssentia Corp and Incyte Corporation are marketing therapies to treat PV, and Ionis in collaboration with Ono/Deciphera, Italfarmaco S.p.A., DISC, Merck, and Silence Therapeutics are developing therapies to treat PV; and a number of other biotechnology companies have product candidates in clinical development in similar indications as ours.
Competition may include PK activators, gene therapies and other therapeutic modalities that may offer efficacy, safety, convenience or other benefits relative to our products or product candidates. As a result, such therapies may provide significant competition to PYRUKYND®, AQVESME® and any of our product candidates for which we obtain marketing approval.
Our competitors may develop products that are more effective, safer, more convenient or less costly than PYRUKYND®, AQVESME® or any product candidates that we are developing or that would render PYRUKYND®, AQVESME® or our product candidates obsolete or non-competitive. In addition, our competitors may develop new approaches, tools or methods that could provide them with a competitive advantage in identifying, developing or commercializing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
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
A manufacturer may also submit an NDA under section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, that references the FDA’s prior approval of the innovator product or preclinical studies and/or clinical trials that were not conducted by, or for, the sponsor and for which the sponsor has not obtained a right of reference. A 505(b)(2) NDA product, or follow-on-product, may be for a new or improved version of the original reference-listed drug.
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
On April 17, 2026, Agios received a Paragraph IV Certification Notice Letter, or the Notice Letter, from Annora Pharma Private Limited, or Annora, stating that Annora had submitted an Abbreviated New Drug Application seeking approval to market a generic version of PYRUKYND®, or Annora’s ANDA, before the expiration of U.S. Patent Nos. 11,234,976, 11,254,652, and 11,878,049, such patents, the Asserted Patents. The Asserted Patents are currently listed in the FDA’s publication of “Approved Drug Products with Therapeutic Equivalence Evaluations” for PYRUKYND®. The Notice Letter further states that Annora’s ANDA contains a certification pursuant to FDCA 21 U.S.C. § 355(j)(2)(A)(vii)(IV) alleging that the Asserted Patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use, sale, or offer for sale of Annora’s Proposed ANDA product. On May 26, 2026, Agios timely filed a patent infringement lawsuit asserting the Asserted Patents against Annora, which triggered a stay prohibiting the FDA from approving Annora’s ANDA until at least the earlier of August 17, 2029 (7.5 years from the date PYRUKYND® was approved) or entry of judgment holding the patents invalid, unenforceable, or not infringed. This litigation is ongoing, with trial expected to be scheduled before August 17, 2029. Agios plans to vigorously enforce our intellectual property rights related to PYRUKYND®.
Annora has not challenged the mitapivat composition of matter patent (U.S. Pat. No. RE49,582), which remains intact and protects mitapivat, the active ingredient in PYRUKYND®, from generic competition until its expiration in 2035.
We may receive additional notices of Paragraph IV certifications in the future and we may take similar actions with respect to those ANDAs.
Product liability lawsuits against us or any collaborators could cause us or our collaborators to incur substantial liabilities and could limit commercialization of any medicines that we or they may develop.
We and any collaborators face a risk of product liability exposure related to our product candidates in human clinical trials and face an even greater risk as we or they commercially sell any medicines, including PYRUKYND® and AQVESME®. If we or any collaborators cannot successfully defend ourselves or themselves against claims that our product candidates or medicines caused injuries, we or they could incur substantial costs and liabilities. Regardless of merit or eventual outcome, liability claims may also result in, among other things, decreased demand for any product candidates or medicines that we may develop, reputational harm and lost revenue.
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
Failure to comply with any of these laws and regulations could result in litigation, regulatory investigations or enforcement actions against us, orders to change our practices, systems or policies, breaches of our contracts, fines, imprisonment of company officials and public censure, civil or criminal penalties, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects. Even if we are not determined to have violated these laws, litigation or government investigations into these issues typically require the expenditure of significant resources and generate negative publicity.
Risks Related to Our Financial Position
We face challenges as a less diversified company.
The success of our rare disease business is subject to various risks and uncertainties, including the possibility that we may not be able to successfully commercialize PYRUKYND® and AQVESME®, the possibility that mitapivat is not approved for SCD, the possibility of adverse post-approval, clinical and other developments in respect of PYRUKYND®, AQVESME®, mitapivat or our other product candidates, and unanticipated changes in applicable laws and regulations that may adversely affect the rare disease business.
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
Until such time, if ever, as we can generate substantial product revenue, including from potential future sales of PYRUKYND® and AQVESME®, we expect to finance our cash needs primarily through cash on hand, potential royalty payments with respect to the Retained Earn-Out Rights, and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We do not have any committed external source of funds other than the potential Retained Earn-Out Rights described above and we cannot be certain we will ever receive any future payments as a result of the Retained Earn-Out Rights. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may require us to enter into agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures or declaring dividends. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.
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
We expect to incur significant expenses as we continue to advance our ongoing activities. Our estimate as to what extent we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operating expenses and capital expenditures is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds. If we are unable to raise additional funds when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our future capital requirements will depend on many factors, including:

•the amount and timing of future revenue received from commercial sales of PYRUKYND®, AQVESME® or any of our other product candidates for which we may receive marketing approval;
•the amount of future payments, if any, we may receive on account of the Retained Earn-Out Rights;
•the costs and timing of our ongoing and future commercialization activities, including product manufacturing, sales, marketing and distribution, for PYRUKYND® and AQVESME® in the approved jurisdictions and indications and for any product candidate for which we may receive approval;
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
We have a history of incurring operating losses. Our net loss for the nine months ended September 30, 2026 was $264.9 million and for the nine months ended September 30, 2025 was $304.7 million. As of September 30, 2026, we had an accumulated deficit of $826.6 million. We are commercializing PYRUKYND® for the treatment of hemolytic anemia in adults with PK deficiency in the United States. Following the receipt of marketing approval in December 2025, we commercially launched AQVESME® in the United States in late January 2026.
In connection with our regulatory approvals in the EU, Great Britain, Saudi Arabia, the United Arab Emirates and Oman, we provide access to PYRUKYND® to eligible patients through the Avanzanite Agreement and the NewBridge Agreement, as applicable, and on either a free of charge or for charge basis for eligible patients in those jurisdictions and other jurisdictions through a global managed access program. We continue to evaluate other options for the commercialization of PYRUKYND® outside of the United States, including through exploring potential partnership opportunities.

We expect to finance our operations primarily through cash on hand, potential royalty payments with respect to the Retained Earn-Out Rights, and, potentially, collaborations, strategic alliances, licensing arrangements and other nondilutive strategic transactions. In addition, we may pursue opportunistic debt offerings, and equity or equity-linked offerings. We expect to continue to incur significant expenses and net losses until such time as we are able to report profitable results. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that we will incur significant expenses if and as we:
•commercialize PYRUKYND® and AQVESME® for approved indications in approved jurisdictions;
•continue to establish and maintain a sales, marketing and distribution infrastructure to commercialize PYRUKYND®, AQVESME® and other product candidates for which we may obtain marketing approval;
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
We do not independently conduct clinical trials of any of our product candidates. We rely and expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. In addition, we currently rely and expect to continue to rely on third parties to conduct some aspects of our research and preclinical testing. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time. If any of our relationships with these third parties terminate, we may not be able to enter into similar arrangements with alternative third parties or to do so on commercially reasonable terms. Switching or adding additional third parties involves additional cost and requires management time and focus. As a result, delays may occur in our product development activities. Although we seek to carefully manage our relationships with our CROs, we could encounter such challenges or delays that could have a material adverse impact on our business, financial condition and prospects.
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
We do not have any manufacturing or supply chain-related facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the materials and manufacture of our product candidates for preclinical and clinical testing and for commercial supply of PYRUKYND®, AQVESME® and any product candidate for which we obtain marketing approval.
Although we have entered into long-term supply agreements for commercial supply of PYRUKYND® and AQVESME® with third-party manufacturers, we may be unable to establish similar long-term supply agreements with third-party manufacturers with respect to our other product candidates or to do so on acceptable terms. Even if we are able to establish such agreements, reliance on third-party manufacturers entails additional risks, including: reliance on the third party for regulatory compliance, quality assurance, environmental and safety and pharmacovigilance reporting; the possible breach of the manufacturing agreement by the third party; and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.
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
In December 2025, as part of the National Defense Authorization Act for FY 2026, President Trump signed into law the BIOSECURE Act, which prohibits, subject to limited exceptions, the direct or indirect use of U.S. federal government contract, grant, and loan funds for purchasing biotechnology equipment and services from certain Chinese biotechnology companies of concern, or BCCs. Under the BIOSECURE Act, U.S. government agencies cannot (i) buy or obtain biotechnology equipment or services provided by a BCC, (ii) enter into, extend, or renew a contract with any entity using biotechnology equipment or services provided by a BCC to perform a government contract, or (iii) expend loan or grant funds for biotechnology equipment or services provided by a BCC. Instead of specifying particular Chinese entities as BCCs, the BIOSECURE Act treats any biotechnology companies that have been identified on the so-called 1260H List by the U.S. Department of Defense as Chinese Military Companies Operating in the United States as BCCs. The legislation allows for other biotechnology companies to be added to the federal funding prohibitions at a later time. On June 8, 2026, the Department of Defense published an updated list, which included WuXi AppTec. WuXi AppTec then filed suit challenging that designation as unlawful. The U.S. District Court for the District of Columbia granted a preliminary injunction prohibiting enforcement of the designation. The litigation remains ongoing, and while the injunction provides interim relief from the designation, there can be no assurance regarding the ultimate outcome of the case or the potential impact of future governmental actions relating to national security, procurement, supply chain, or biotechnology-related restrictions.
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

Any performance failure on the part of our existing or future manufacturers could delay preclinical development, clinical development, marketing approval or our commercialization efforts. Due to the volatility of the supply networks globally, we have obtained regulatory approval for redundant supply of raw materials for PYRUKYND® and AQVESME®, and have an ongoing program to monitor supply, including establishing safety stocks. While we maintain a broad safety stock of drug substance and drug product, including redundant supply of drug substance in the United States, we do not currently have arrangements in place for redundant supply of drug substance outside the United States and drug product globally. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture our product or our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.
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
We use a third-party service provider to assist in the administration of the REMS for AQVESME®. If we or a third-party service provider acting on our behalf fail to effectively implement, monitor, report and administer the REMS for our products, we may be required to, among other things, modify such REMS, and we may be subject to FDA enforcement actions, such as seizure of the product, injunction against distribution, or to civil monetary penalties. If the FDA considers the conduct especially egregious, the FDA can refer the matter to the Department of Justice to pursue civil remedies, criminal prosecution or both. Additionally, if the third-party service provider fails to effectively administer the REMS, we could experience a material disruption to our commercial operations.
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
On April 17, 2026, Agios received a Paragraph IV Certification Notice Letter, or the Notice Letter, from Annora, stating that Annora had submitted Annora’s ANDA, before the expiration of the Asserted Patents. The Asserted Patents are currently listed in the FDA’s publication of “Approved Drug Products with Therapeutic Equivalence Evaluations” for PYRUKYND®. The Notice Letter further states that Annora’s ANDA contains a certification pursuant to FDCA 21 U.S.C. § 355(j)(2)(A)(vii)(IV) alleging that the Asserted Patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use, sale, or offer for sale of Annora’s Proposed ANDA product. On May 26, 2026, Agios timely filed a patent infringement lawsuit asserting the Asserted Patents against Annora, which triggered a stay prohibiting the FDA from approving Annora’s ANDA until at least the earlier of August 17, 2029 (7.5 years from the date PYRUKYND® was approved) or entry of judgment holding the patents invalid, unenforceable, or not infringed. This litigation is ongoing, with trial expected to be scheduled before August 17, 2029. Agios plans to vigorously enforce our intellectual property rights related to PYRUKYND®.
Annora has not challenged the mitapivat composition of matter patent (U.S. Pat. No. RE49,582), which remains intact and protects mitapivat, the active ingredient in PYRUKYND®, from generic competition until its expiration in 2035.
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
The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product and product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. We have in the past, are and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our medicines and technology, including opposition, derivation, revocation, reexamination, post-grant and inter partes review or interference proceedings before the USPTO or other patent offices around the world. For example, two of the European patents in our mitapivat portfolio, neither being the primary compound patent, have been challenged in opposition proceedings. The revocation of either of these European patents could potentially allow additional competitor drugs, if approved, to enter the European marketplace earlier than anticipated. After separate oral proceedings, both European patents were upheld by the European Opposition Division in written decisions in November 2025 and January 2026, respectively. These decisions have been appealed by the opponents and we have filed timely responses in both appeals. Oral proceedings in connection with these appeals are scheduled in April and September of 2027. In addition, a request for Inter Partes Review, or IPR, in connection with

US 11,878,049 was filed with the USPTO on May 18, 2026. The USPTO issued a discretionary denial of the request for IPR on September 23, 2026.
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
The FDA, EMA and other foreign regulatory authorities have substantial discretion in the approval process. Accordingly, it is possible that the FDA or EMA may refuse to accept for substantive review any NDA, sNDA or MAA that we submit for our product candidates, or may conclude after review of our data that our marketing application is insufficient to obtain marketing approval of our product candidates. The applicable regulator may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before reconsidering our applications. Depending on the extent of these or any other FDA- or EMA-required trials or studies, approval of any marketing applications that we submit may be delayed by several years, or may require us to expend more resources than we planned. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA or EMA to approve any marketing applications. For example, to mitigate the risk of hepatocellular injury, AQVESME® is available only through the REMS program approved by the FDA. The FDA might require the development and submission of additional REMS for our products or modification of existing REMS.
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
In addition, recent and potential future court decisions and administrative law cases may result in additional legal challenges to regulations and guidance issued by federal regulatory agencies, including the FDA and Centers for Medicare & Medicaid Services, or CMS, that we have relied on and intend to rely on in the future. Any such challenges, if successful, could have a material impact on our business. In addition to potential changes to regulations and agency guidance as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays in and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations.
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
In order to market and sell our medicines in the EU and many other foreign jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many foreign countries, a product must be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. Although we have received marketing authorization for PYRUKYND® for the treatment of adults with PK deficiency in the EU and Great Britain and for PYRUKYND® for the treatment of adult patients with non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia in the EU, Saudi Arabia, the United Arab Emirates and Oman, we may not be able to file for additional marketing approvals and may not receive necessary approvals to commercialize our medicines in any other foreign market.
In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, in December 2025, the European Parliament and European Council reached a provisional political agreement on the revision of EU pharmaceutical legislation. The European Council formally adopted new rules on September 28, 2026, which will be considered by the European Parliament in November 2026. The new rules are expected to be approved by the European Parliament in late November and to enter into force by late December 2026, and to become applicable in late 2028. If the new rules are finalized in line with the provisional political agreement, they will have a significant impact on the EU pharmaceutical industry, which could impact our business.
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
Any product or product candidate for which we or our collaborators obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such medicine, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control and manufacturing, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and record keeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the medicine may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine, including the requirement to implement a REMS, such as the required REMS for AQVESME®.
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
Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of PYRUKYND®, AQVESME® and any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute PYRUKYND®, AQVESME® and any other medicines for which we obtain marketing approval. Such laws and regulations include the federal Anti-Kickback Statute; the federal False Claims Act; HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act; the federal Physician Payments Sunshine Act; and analogous state and foreign laws and regulations.
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
PYRUKYND®, AQVESME® or any product candidate that we commercialize may become subject to unfavorable pricing regulations and third-party reimbursement practices, which would harm our business.
We built our commercial infrastructure to support the commercialization of PYRUKYND® in adult PK deficiency in the United States, and expanded this infrastructure to support the commercialization of AQVESME® for the treatment of anemia in adults with non-transfusion-dependent and transfusion-dependent alpha- or beta-thalassemia in the United States and the potential commercial launch of mitapivat in SCD in the United States. The commercial success of PYRUKYND®, AQVESME® or of any of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third-party payors, including government health administration authorities and private health coverage insurers. If coverage and reimbursement are not available, or reimbursement is available only to limited levels, we, or any collaborators, may not be able to successfully commercialize PYRUKYND®, AQVESME® or our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any future collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments.
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
Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Third-party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of any collaborators to sell PYRUKYND®, AQVESME® or our product candidates profitably. These payors may not view our products as cost-effective, and coverage and reimbursement may not be available to our customers, or those of any collaborators, or may not be sufficient to allow our products to be marketed on a competitive basis. Cost-control initiatives could cause us, or any collaborators, to decrease the price we, or they, might establish for products, which could result in lower than anticipated product revenue. If the prices for our products decrease or if governmental and other third-party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.
In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We cannot be sure that coverage will be available for PYRUKYND®, AQVESME® or any product candidate that we, or any collaborator, may commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for PYRUKYND®, AQVESME® or any of our product candidates for which we, or any collaborator, may obtain marketing approval could significantly harm our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Current and future healthcare reform legislation may increase the difficulty and cost for us and any collaborators to commercialize our drug candidates.
In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any collaborators, to profitably sell PYRUKYND®, AQVESME® or any other product candidate for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we, or any collaborators, may receive for any approved products. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed.
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
The U.S. federal and state governments continue to pursue legislative and regulatory initiatives designed to reduce prescription drug spending. We cannot predict with certainty what impact any federal or state initiatives will have on us, but such changes could impose new or more stringent regulatory requirements on our activities, could reduce coverage of, and reimbursement for, our products, place downward pressure on pricing, increase rebate, discount, or other payment obligations, limit our commercial flexibility and contracting strategies, adversely affect demand for our products and otherwise adversely affect our business, results of operations and financial condition.
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
On September 30, 2026, CMS issued a final rule for the Global Benchmark for Efficient Drug Pricing (GLOBE) Model, a Medicare Part B demonstration program scheduled to begin January 1, 2027 that may require manufacturers of certain covered drugs to pay additional rebates when U.S. prices exceed specified international pricing benchmarks. CMS has also proposed additional models that could apply similar concepts to other federal healthcare programs, such as the Guarding U.S. Medicare

Against Rising Drug Costs for Medicare Part D drugs, referred to as GUARD, which is proposed to go into effect beginning January 1, 2027.
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
The reciprocal tariffs and the drug trafficking tariffs were imposed pursuant to the International Emergency Economic Powers Act, or the IEEPA. These tariffs were found to be unconstitutional by multiple federal courts in the spring and summer of 2025. On February 20, 2026, the U.S. Supreme Court held that the IEEPA does not authorize the U.S. President to impose tariffs, invalidating both the reciprocal tariffs and the drug trafficking tariffs. Shortly thereafter, President Trump issued a new executive order revoking the IEEPA tariffs and Customs and Border Protection ceased collecting the tariffs on February 24, 2026. On July 23, 2026, the Office of the U.S. Trade Representative announced final action under Section 301 of the Trade Act of 1974 imposing new tariffs on imports from 60 trading partners based on findings that those countries had failed to adopt and effectively enforce prohibitions on imports of goods produced with forced labor. The new tariffs, set at either 10% or 12.5% depending on the country’s level of commitment to forced-labor import restrictions, took effect on July 24, 2026. The forced labor tariffs have been challenged in the U.S. Court of International Trade where the litigation is currently pending while the tariffs remain in effect. The Trump Administration also announced new investigations related to excess capacity covering 21 manufacturing and industrial sectors and targeting 16 major trading partners under Section 301 of the same act, which will likely lead to additional tariffs. The deadline for final action by the Trump Administration on those investigations is March 2027.
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
Separately, in April 2025, the U.S. Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, key starting materials, and derivative products of those items. The President issued a proclamation in April 2026 imposing tariffs on certain patented pharmaceuticals and associated pharmaceutical ingredients and establishing a framework under which companies may obtain reduced tariff rates by entering into Commerce-approved commitments to expand pharmaceutical manufacturing in the United States. Under the rules, a standard default tariff of 100% applies to covered patented pharmaceuticals and active pharmaceutical ingredients, though companies with approved onshoring plans receive a temporary 20% reduced rate until 2030, and companies blending domestic manufacturing with federal pricing agreements can qualify for a 0% duty. This includes capped rates of 15% for imports from the EU, alongside a 10% cap for the United Kingdom, while completely excluding generic drugs, specialty orphan drugs, cell therapies, animal health products, and goods traced to domestic ingredients to avoid critical supply shortages. As a result, pharmaceutical imports remain subject to a continually evolving tariff and industrial-policy framework that creates substantial uncertainty for companies with global pharmaceutical supply chains. A host of other U.S. tariff actions remain possible, including an additional 25% tariff on products from countries that do business with Iran or Cuba.
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
Although we intend to fully comply with the terms of these statutory provisions, we are still exposed to potential litigation and damages by competitors who may claim that we are not complying. Such litigation would subject us to additional costs, damages and reputational harm, which could lead to lower revenues. The CREATES Act may enable generic competition with PYRUKYND®, AQVESME® and any of our product candidates, if approved, which could impact our ability to maximize product revenue.
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
•our success in launching and commercializing PYRUKYND® and AQVESME®;
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
•changes in estimates, evaluations or recommendations by securities analysts that cover our stock or the failure by one or more securities analysts to continue to cover our stock;
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
As of September 30, 2026, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
James Burns (Chief Legal Officer)	Adoption (September 14, 2026)	Rule 10b5-1 trading arrangement	Sale	Through and including December 10, 2027	Up to 19,754 shares

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation	8-K	001-36014	July 30, 2013	3.1
3.2	Third Amended and Restated By-Laws	8-K	001-36014	March 3, 2023	3.1
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are not embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)					X

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

AGIOS PHARMACEUTICALS, INC.

November 5, 2026	By:	/s/ Brian Goff
Brian Goff Chief Executive Officer (principal executive officer)

November 5, 2026	By:	/s/ Cecilia Jones
Cecilia Jones Chief Financial Officer (principal financial officer)